Form 10-Q
period 1996-03-31
BOSTON SCIENTIFIC CORP
filed 1996-05-15
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

         For the quarterly period ended: March 31, 1996


                         Commission file number: 1-11083


                          BOSTON SCIENTIFIC CORPORATION
                          -----------------------------
             (Exact name of registrant as specified in its charter)

                      DELAWARE                             04-2695240
                      --------                             ----------
            (State or other jurisdiction               (I.R.S. Employer
         of incorporation or organization)             Identification No.)

One Boston Scientific Place, Natick, Massachusetts         01760-1537
- - --------------------------------------------------         ----------
      (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (508) 650-8000
                                                    --------------

- - --------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X             No
            -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                     Shares Outstanding
         Class                                      as of March 31, 1996
         -----                                      --------------------
Common Stock, $.01 Par Value                             177,649,968

- - --------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets
(Unaudited)

                                                        March 31,    December 31,
In thousands                                               1996          1995
- - --------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                           $  104,068     $  117,321
   Short-term investments                                  40,357         43,832
   Trade accounts receivable, net                         229,034        214,232
   Inventories                                            169,391        148,572
   Prepaid expenses and other current assets               31,227         32,688
                                                       -------------------------
         Total current assets                             574,077        556,645

Property, plant, equipment and leaseholds, net            269,554        256,093
Intangibles, net                                          280,191        137,704
Deferred income taxes                                       4,721         46,352
Other investments and assets                              113,056        103,094
                                                       -------------------------
                                                       $1,241,599     $1,099,888
                                                       =========================


See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                         March 31,     December 31,
In thousands                                                               1996            1995
- - ---------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings due within one year                                       $  156,334      $   57,520
   Accounts payable and accrued expenses                                   109,718         106,322
   Accrual related to special charges                                      101,695          80,144
   Other current liabilities                                                45,072          29,691
                                                                        --------------------------
         Total current liabilities                                         412,819         273,677

Other long term liabilities                                                 33,278          52,061

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 25,000,000 shares, none issued and outstanding
   Common stock, $.01 par value - authorized 300,000,000 shares,
     179,101,866 shares issued at March 31, 1996
     and 179,079,298 at December 31, 1995                                    1,791           1,791
   Additional paid-in capital                                              398,798         386,610
   Retained earnings                                                       416,960         417,951
   Foreign currency translation adjustment                                 (17,768)        (14,739)
   Unrealized gain on available-for-sale securities, net                    12,102           8,833
   Treasury stock, at cost - 1,451,898 shares at March 31, 1996
     and 2,425,490 shares at December 31, 1995                             (16,381)        (26,296)
                                                                        --------------------------
         Total stockholders' equity                                        795,502         774,150
                                                                        --------------------------
                                                                        $1,241,599      $1,099,888
                                                                        ==========================


See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Operations
(Unaudited)
                                                         Three months ended
                                                              March 31,
In thousands, except share and per share data          1996            1995
- - --------------------------------------------------------------------------------

Net sales                                        $    322,383      $    262,909
Cost of products sold                                  85,634            78,782
                                                 ------------------------------
Gross profit                                          236,749           184,127

Selling, general and administrative expenses          104,040            80,899
Royalties                                               3,882             7,746
Research and development expenses                      25,753            21,514
Purchased research and development                     38,700            32,646
Special charges                                        29,975            92,103
                                                 ------------------------------
                                                      202,350           234,908
                                                 ------------------------------
Operating income (loss)                                34,399           (50,781)

Other income (expense):
   Interest and dividend income                         1,769             4,519
   Interest expense                                    (1,290)           (2,721)
   Other, net                                          (2,020)            3,598
                                                 ------------------------------
Income (loss) before income taxes                      32,858           (45,385)
Income taxes                                           33,849            18,677
                                                 ------------------------------
Net loss                                         $       (991)     $    (64,062)
                                                 ==============================

Net loss per common share                        $      (0.01)     $      (0.37)
                                                 ==============================

Weighted average number of common shares          177,052,000       173,913,000
                                                 ==============================

See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)

                                                                      Three Months Ended March 31, 1996
                                        --------------------------------------------------------------------------------------------
                                              Common Stock
                                        ------------------------
                                                                                        Foreign
                                                                 Additional             Currency
                                                                   Paid-In  Retained  Translation  Unrealized  Treasury
                                        Shares Issued  Par Value   Capital  Earnings  Adjustment      Gain      Stock        Total
                                        --------------------------------------------------------------------------------------------
                                                                         (In thousands, except share data)

BALANCE AT DECEMBER 31, 1995             179,079,298    $1,791    $386,610  $417,951   $(14,739)    $ 8,833    $ (26,296)  $774,150

Net loss                                                                        (991)                                          (991)

Foreign currency translation
adjustment                                                                               (3,029)                             (3,029)

Issuance of common stock under
option, warrant and stock purchase
plans                                         22,568                  (606)                                        9,915      9,309

Tax benefit relating to stock option and
employee stock purchase plans                                       12,794                                                   12,794

Net change in equity investments                                                                      3,269                   3,269
                                        --------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996                179,101,866    $1,791    $398,798  $416,960   $(17,768)    $12,102     $(16,381)  $795,502
                                        ============================================================================================


See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                                      Three Months Ended
                                                                           March 31,
In thousands                                                          1996          1995
- - -------------------------------------------------------------------------------------------

Cash provided by operating activities                               $ 36,324      $ 29,852

Investing activities:
     Purchases of property, plant, and equipment                     (17,090)      (13,175)
     Net maturities of short-term investments                          3,475        22,768
     Payment for purchase of Symbiosis Corporation,
        net of cash acquired                                         (53,907)
     Payment for purchase of Cardiovascular Imaging
        Systems, Inc., net of cash acquired                                        (87,783)
     Net payments for other acquistions of certain technologies                     (9,009)
     Other                                                            (5,683)         (675)
                                                                    ----------------------
Cash used in investing activities                                    (73,205)      (87,874)

Financing actvities:
     Net payments from notes payable
       and capital leases                                               (114)       (6,382)
     Proceeds from exercise of stock options                           9,309         5,948
     Tax benefit relating to stock option and employee
        stock purchase plans                                          12,794
     Other                                                             1,954            16
                                                                    ----------------------
Cash provided by (used for) financing activities                      23,943          (418)
Effect of foreign exchange rates on cash                                (315)         (475)
                                                                    ----------------------
Net decrease in cash and cash equivalents                            (13,253)      (58,915)
Cash and cash equivalents at beginning of period                     117,321       269,282
                                                                    ----------------------
Cash and cash equivalents at end of period                          $104,068      $210,367
                                                                    ======================

Supplemental Schedule of Noncash Investing and Financing Activities:

Additional borrowings incurred in connection with the
    acquisition of Symbiosis Corporation                            $100,000
Payments due in connection with purchase of technology                            $ 10,000



See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1996

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

NOTE B - ACQUISITIONS

On January 22, 1996, Boston Scientific Corporation (the Company) completed its merger of EP Technologies, Inc. (EPT) in a stock-for-stock transaction. The transaction which was accounted for as a pooling-of-interests, was effected through the exchange of 0.297 shares of the Company's common stock for each EPT share held. Approximately 3.4 million shares of the Company's common stock were issued in conjunction with the EPT merger. The accompanying unaudited condensed consolidated financial statements have been restated to include the accounts and operations of EPT for all prior periods.

Separate results of the combining entities for the three months ended March 31, 1995 are as follows (in thousands):

                                                                Combined
                                     Boston                      Boston
                                   Scientific          EPT      Scientific
                                   ---------------------------------------
              Net sales             $257,589         $5,320      $262,909

              Net loss              $(63,430)        $ (632)     $(64,062)

On March 14, 1996, the Company acquired Symbiosis Corporation (Symbiosis), formerly a wholly-owned subsidiary of American Home Products Corporation. Boston Scientific purchased Symbiosis, a developer and manufacturer of specialty medical devices, for approximately $153 million in a cash transaction, of which $100 million was financed on an interim basis by the seller. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. The treatment resulted in approximately $146 million of intangible assets that will be amortized over their estimated period of benefit. The Company also recorded a deferred tax liability of approximately $38.7 million representing the tax effect of timing differences recorded as part of the acquisition.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Symbiosis as if the acquisition had occurred at the beginning of 1995, with pro forma adjustments to give effect to purchased research and development, amortization of intangibles, reduction in interest income on acquisition financing and certain other adjustments, together with the related tax effects:

                                                        For the three months
                                                           ended March 31,
       (in thousands, except per share data)            1996          1995
       ----------------------------------------------------------------------
       Net sales                                      $326,559      $ 268,454
       Net income (loss)                                36,669       (102,510)
       Net income (loss) per share                       $0.20         $(0.59)
       ----------------------------------------------------------------------

On May 3, 1996, Boston Scientific announced the acquisition of MinTec Inc. (MinTec), a privately held company dedicated to the development of stent graph technology for the repair of diseased vessels and arteries. The Company purchased MinTec for approximately $70 million in a cash transaction. The transaction, which will be accounted for under the purchase method of accounting, was financed from the Company's available cash and borrowings under the Company's line of credit agreement with a United States (U.S.) bank. (See Notes C and D.)


NOTE C - MERGER-RELATED CHARGES

In connection with the acquisitions of EPT and Symbiosis, the Company recorded non-recurring and special charges of $68.7 million ($66.5 million net-of tax) in the first quarter of 1996. Charges include $38.7 million for purchased research and development, $4.6 million in direct transaction costs, and $12.2 million of estimated costs to be incurred in merging the separate operating businesses of EPT with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The remaining $13.2 million, which is primarily non-deductible for tax purposes, represents a change in management's estimates of the merger-related charges recorded in 1995. The change to prior year estimates relate primarily to the costs of unwinding various contractual obligations and the rationalization of facilities.

The special charges are determined based on formal plans approved by Company's management using the best information available to it at the time. The workforce-related initiatives involve substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the plans are executed.

During the second quarter of 1996, the Company expects to record a non-recurring special charge (primarily purchased research and development) in connection with the MinTec acquisition. The amount of the charge cannot be determined until an evaluation of the fair market value of MinTec's assets and liabilities is performed and purchased research and development is determined (see Note B).

NOTE D - CREDIT ARRANGEMENTS

At December 31, 1995, the Company had a line of credit agreement with a U.S. bank (the Credit Agreement) that provided maximum worldwide borrowings of $60 million through 1998. On April 1, 1996, the Company increased its maximum worldwide borrowings provided under the Credit Agreement to $110 million. The term of the increased borrowings extends through June 17, 1996, at which time, the maximum worldwide borrowings provided under the Credit Agreement will revert back to $60 million. At March 31, 1996, the Company had outstanding borrowings of $18.4 million under the Credit Agreement. In April 1996, the Company borrowed an additional $31 million under the Credit Agreement in connection with the MinTec acquisition (see Note B).

NOTE E - INVENTORIES

The components of inventory consist of the following (in thousands):

                                        March 31,      December 31,
                                          1996             1995
                                        ---------------------------
         Finished goods                 $ 87,934         $ 76,531
         Work-in-process                  38,407           35,179
         Raw materials                    43,050           36,862
                                        -------------------------
                                        $169,391         $148,572
                                        =========================



NOTE F - ACCOUNTING PRONOUNCEMENT

As of January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of", which establishes criteria for the recognition and measurement of impairment loss associated with long-lived assets. Adoption of this standard had no material impact on the Company's financial position or results of operations.

NOTE G - COMMITMENTS AND CONTINGENCIES

Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy[Trademark] products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the United States Federal District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against ACS, alleging willful infringement of two of SCIMED's U.S. patents by ACS's FLOWTRACK-40[Trademark] and RX ELIPSE[Registered Trademark] PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has been sent to arbitration for a threshold determination of one issue covered by the November 27, 1991 Settlement Agreement (the "Settlement Agreement") between the parties. That arbitration is scheduled for hearing in October 1996.

On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM[Trademark] PTCA catheter. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has also been sent to arbitration under the terms of the Settlement Agreement, and an arbitration hearing is scheduled to be held in October 1996.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents licensed to ACS by SCIMED's EXPRESS PLUS[Trademark] and EXPRESS PLUS II[Trademark] PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has moved to dismiss the suit for failure to join an essential party.

On December 15, 1995, the Company and SCIMED filed a suit for restraint of trade, unfair competition and conspiracy to monopolize against ACS and the Schneider companies, alleging certain violations of state and federal antitrust laws arising from the improper prosecution, enforcement and cross-licensing of U.S. patents relating to rapid exchange balloon dilatation angioplasty catheters. Suit was filed in the U.S. District Court for the District of Massachusetts and seeks monetary, declaratory and injunctive relief. The defendants have moved for dismissal.

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS[Trademark], EXPRESS PLUS II[Trademark] and LEAP EXPRESS PLUS[Trademark] PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT[Trademark] PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

On November 9, 1994, Target Therapeutics, Inc. ("Target") filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's Venture[Trademark] and Venture II[Trademark] microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction prohibiting SCIMED from marketing or selling the accused product. SCIMED intends to appeal the entry of the injunction.

On April 5, 1995, C.R. Bard, Inc. ("Bard") filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS[Trademark] catheter, infringes a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS or any other infringing product, monetary damages and expenses. SCIMED has answered, denying the allegations of the complaint.

On March 25, 1996, Cordis Corporation, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP[Trademark] balloon material, used in certain models of SCIMED's BANDIT[Trademark] and EXPRESS PLUS[Trademark] products. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED's answer is not yet due.

On September 1, 1995, a purported class action lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County captioned Kinder
v. Auth, et al., alleging breaches of fiduciary duty by the Board of Directors of Heart Technology, Heart Technology and the Company in connection with the Agreement and Plan of Merger entered into between the Company and Heart Technology. In January 1996, the parties agreed to settle the suit for an amount the Company does not deem to be material.

The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more cases in which the Company's products are accused of patent infringement could have a material adverse effect on the Company.

Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

Net sales in the first quarter of 1996 increased 22.6% to $322.4 million, as compared to $262.9 million in the first quarter of 1995. The Company reported a combined net loss for the quarter of $991,000 (or $.01 per share) that included non-recurring and special charges of $68.7 million ($66.5 million net-of tax). This compares to a combined net loss of $64.1 million (or $.37 per share) in the first quarter of 1995, including non-recurring and special charges of $124.7 million ($112.1 million net-of-tax).

Revenues in the U.S. grew approximately 14.5% during the first quarter compared to the same period of the prior year. International revenues, including export sales, increased approximately 39.3% and were negatively impacted by approximately $1.7 million caused primarily by the strengthening of the U.S. dollar versus the Japanese yen. The increase in international sales reflects results from the Company's strategy to build its international organization.

Gross profit as a percentage of net sales was approximately 73.4% in the first quarter of 1996 as compared to 70.0% in the first quarter of 1995. The improvement in the Company's gross margins is primarily due to the Company's U.S. cost containment programs, an increase in the percentage of international sales compared to U.S. sales, the benefits of converting from selling through international distributors to direct sales operations, and a shift in the Company's product sales mix. However, the positive impact of these initiatives was partially offset by a slight decline in average selling prices due to the market's continuing efforts to contain healthcare costs and increased competition. Uncertainty remains with regard to future changes within the health care industry. Continued consolidation among U.S. health care providers and the trend towards managed care in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition, international markets are also being effected by economic pressure to contain health care costs. Although these factors will continue to impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

Selling, general and administrative expenses increased 28.6% from $80.9 million in the three months ended March 31, 1995 to $104.0 million in the three months ended March 31, 1996. The increase in overall expense dollars reflects continued expansion of the Company's domestic and international sales organizations and related marketing support.

Research and development expenses increased 19.7% from $21.5 million in the first quarter of 1995 to $25.8 million in the first quarter of 1996 and remained relatively constant as a percentage of sales (8.2% in the first quarter of 1995 and 8.0% in the first quarter of 1996). The increase in dollars reflects increased spending in regulatory, clinical research and various other product development programs, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend toward more stringent U.S. Food and Drug Administration (FDA) oversight in product clearance and enforcement activities has generally caused medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, FDA approval times for new products continue to be lengthy, a concern of medical device manufacturers generally.

Royalty expenses decreased 49.9% from $7.7 million in the first quarter of 1995 to $3.9 million in the first quarter of 1996 and decreased from approximately 2.9% of net sales to 1.2% of net sales. The decrease in royalties is primarily attributable to a reduction in sales of certain of the Company's PTCA products that are subject to royalties.

In connection with the acquisitions of EPT and Symbiosis, the Company recorded non-recurring and special charges of $68.7 million ($66.5 million net-of tax) in the first quarter of 1996. Charges include $38.7 million for purchased research and development, $4.6 million in direct transaction costs, and $12.2 million of estimated costs to be incurred in merging the separate operating businesses of EPT with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The remaining $13.2 million, which is primarily non-deductible for tax purposes, represents a change in management's estimates of the merger-related charges recorded in 1995. The change to prior year estimates relate primarily to the costs of unwinding various contractual obligations and the rationalization of facilities. In the first quarter of 1995, the Company recorded non-recurring and special charges of $124.7 million ($112.1 million, net-of-tax) in connection with the acquisitions of SCIMED, Cardiovascular Imaging Systems, Inc. (CVIS) and Vesica Medical, Inc. (Vesica). Charges included $32.6 million for purchased research and development projects, $21.1 million in direct transaction costs, and $71.0 million of estimated costs to be incurred in merging the SCIMED business with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs.

Interest and dividend income was $1.8 million in the first quarter of 1996 compared to $4.5 million in the first quarter of 1995. The decrease is primarily attributable to a decrease in the Company's average cash and short-term investments resulting from the use of cash to finance several of the Company's strategic acquisitions and alliances during 1995 and the first quarter of 1996. Interest expense decreased from $2.7 million in the first quarter of 1995 to $1.3 million in the first quarter of 1996. The decrease in interest expense is primarily attributable to a decrease in foreign borrowings. Other income (expense), net, decreased from $3.6 million in the first quarter of 1995 to ($2.0 million) in the first quarter of 1996. The decrease is primarily attributable to approximately $3.2 million of net foreign exchange transaction gains recorded in the first quarter of 1995, as compared to approximately $1.4 million net foreign exchange transaction losses recorded in the first quarter of 1996.

The Company's effective tax rate, excluding the impact of non-recurring and special charges, was approximately 39.4% in the first quarter of 1995 as compared to 35.5% in the first quarter of 1996. The reduction in the Company's effective tax rate, excluding the impact of non-recurring and special charges, is due to increased business in lower tax geographies and other tax initiatives.

On January 22, 1996, the Company completed its merger of EP Technologies, Inc.
(EPT) in a stock-for-stock transaction. The transaction, which was accounted for as a pooling-of-interests, was effected through the exchange of 0.297 shares of the Company's common stock for each EPT share held. Approximately 3.4 million shares of the Company's common stock were issued in conjunction with the EPT merger.

On March 14, 1996, the Company acquired Symbiosis Corporation (Symbiosis), formerly a wholly-owned subsidiary of American Home Products Corporation. Boston Scientific purchased Symbiosis, a developer and manufacturer of specialty medical devices, for approximately $153 million in a cash transaction, of which $100 million was financed on an interim basis by the seller. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. The treatment resulted in approximately $146 million of intangible assets that will be amortized over their estimated period of benefit. The Company also recorded a deferred tax liability of approximately $38.7 million representing the tax effect of timing differences recorded as part of the acquisition.

The Company has substantially completed the integration of the businesses acquired early in 1995, and is in the process of integrating the businesses acquired more recently. Management believes it has developed a sound plan for continuing and concluding the integration process, and that it will achieve that plan. However, in view of the number of major transactions undertaken by the Company, the dramatic changes in the size of the Company and the complexity of its organization resulting from these transactions, management also believes that the successful implementation of its plan presents a significant degree of difficulty. The failure to integrate these businesses effectively could adversely affect the Company's ability to realize the strategic and financial objectives of these transactions.

Liquidity and Capital Resources
- - -------------------------------

Cash flow from operating activities continued to be strong during the quarter contributing to a strong balance sheet at March 31, 1996. Cash flows from operating activities during the first quarter of 1996 was positively impacted by the timing of tax payments. In this regard, tax payments made during the second quarter of 1996 are expected to be greater than paid during the second quarter of 1995. Cash and short-term investments totaled $144.4 million at March 31, 1996 compared to $161.2 million at December 31, 1995. The decrease in cash and short-term investments is primarily attributable to approximately $53.0 million paid in conjunction with the Company's acquisition of Symbiosis and capital expenditures, partially offset by cash provided by operating activities and net proceeds received from the exercise of stock options. The increases in accounts receivable and inventories are primarily due to the growth of international sales and the shift from international distributors to direct sales forces. Working capital decreased from $283.0 million at December 31, 1995 to $161.3 million at March 31, 1996. The decrease in working capital is due primarily to the Company's acquisition of Symbiosis.

In connection with the acquisitions of SCIMED, CVIS, Vesica, Meadox Medicals, Inc., Heart Technology, Inc., EPT and Symbiosis, the Company recorded non-recurring and special charges of approximately $237.1 million ($195.3 million net-of-tax) and $67.8 million ($66.5 million net-of tax) during 1995 and the first quarter of 1996, respectively. Integration plans are expected to be substantially completed by the end of 1997. Cash outflows to complete the balance of the Company's initiatives to integrate the businesses acquired are estimated to be approximately $75.1 million and $44.9 million for the remaining of 1996 and thereafter, respectively.

On May 3, 1996, Boston Scientific announced the acquisition MinTec, a privately held company dedicated to the development of stent graph technology for the repair of diseased vessels and arteries. The Company purchased MinTec for approximately $70 million in a cash transaction. The transaction, which will be accounted for under the purchase method of accounting, was financed by the Company's available cash and borrowings under the Company's line of credit agreement with a U.S. bank. The Company expects to record a non-recurring special charge (primarily purchased research and development) in connection with the MinTec acquisition. The amount of the charge cannot be determined until an evaluation of the fair market value of MinTec's assets and liabilities is performed and purchased research and development is determined.

The Company is involved in various lawsuits from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in the notes to the unaudited condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position.

Over the past fifteen months, the Company has entered into several other transactions involving acquisitions and alliances, certain of which have involved equity investments. As the health care environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives. The Company is pursuing additional financing facilities of approximately $350 million, although there are no assurances that the financing can be obtained. The Company expects its cash and cash equivalents, short-term investments, cash flows from operating activities, and projected borrowing capacity, will be sufficient to meet its projected operating cash needs, including integration costs at least through the end of 1996.

                                     PART II

                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS


    Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy[Trademark] products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the United States Federal District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

    On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against ACS, alleging willful infringement of two of SCIMED's U.S. patents by ACS's FLOWTRACK-40[Trademark] and RX ELIPSE[Registered Trademark] PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has been sent to arbitration for a threshold determination of one issue covered by the November 27, 1991 Settlement Agreement (the "Settlement Agreement") between the parties. That arbitration is scheduled for hearing in October 1996.

    On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM[Trademark] PTCA catheter. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has also been sent to arbitration under the terms of the Settlement Agreement, and an arbitration hearing is scheduled to be held in October 1996.

    On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents licensed to ACS by SCIMED's EXPRESS PLUS[Trademark] and EXPRESS PLUS II[Trademark] PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has moved to dismiss the suit for failure to join an essential party.

    On December 15, 1995, the Company and SCIMED filed a suit for restraint of trade, unfair competition and conspiracy to monopolize against ACS and the Schneider companies, alleging certain violations of state and federal antitrust laws arising from the improper prosecution, enforcement and cross-licensing of U.S. patents relating to rapid exchange balloon dilatation angioplasty catheters. Suit was filed in the U.S. District Court for the District of Massachusetts and seeks monetary, declaratory and injunctive relief. The defendants have moved for dismissal.

    On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS[Trademark], EXPRESS PLUS II[Trademark] and LEAP EXPRESS PLUS[Trademark] PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT[Trademark] PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

    On November 9, 1994, Target Therapeutics, Inc. ("Target") filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's Venture[Trademark] and Venture II[Trademark] microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction prohibiting SCIMED from marketing or selling the accused product. SCIMED intends to appeal the entry of the injunction.

    On April 5, 1995, C.R. Bard, Inc. ("Bard") filed a lawsuit in the U. S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS[Trademark] catheter, infringes a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS or any other infringing product, monetary damages and expenses. SCIMED has answered denying the allegations of the complaint.

    On March 25, 1996, Cordis Corporation, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP[Trademark] balloon material, used in certain models of SCIMED's BANDIT and EXPRESS PLUS products. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED's answer is not yet due.

    On September 1, 1995, a purported class action lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County captioned Kinder v. Auth, et al., alleging breaches of fiduciary duty by the Board of Directors of Heart Technology, Heart Technology and the Company in connection with the Agreement and Plan of Merger entered into between the Company and Heart Technology. In January 1996, the parties agreed to settle the suit for an amount the Company does not deem to be material.

    The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

    The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more cases in which the Company's products are accused of patent infringement could have a material adverse effect on the Company.

    Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position.



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Exhibit 10 - Fourth Amendment dated April 1, 1996 to Second
                           Amended and Restated Loan Agreement between The First National Bank of Boston and the Company

              Exhibit 11 - Computation of Earnings Per Share

        (b) The following reports on Form 8-K were filed during the quarter ended March 31, 1996 and through the date hereof:


     Item        Date of Event                   Description
     ----        -------------                   -----------
    Item 2    December 29, 1995    Completion of the Company's merger with Heart
                                   Technology, Inc.

    Item 2     January 22, 1996    Completion of the Company's merger with EP
                                   Technologies, Inc.

    Item 5     January 25, 1996    Execution of Purchase Agreement with American
                                   Home Products Corporation to purchase a
                                   wholly-owned subsidiary, Symbiosis Corp.

    Item 2       March 14, 1996    Completion of the Company's acquisition of
                                   Symbiosis, Corp., formerly a wholly owned
                                   subsidiary of American Home Products
                                   Corporation

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1996.


                                BOSTON SCIENTIFIC CORPORATION


                                By: /S/ Lawrence C. Best
                                   --------------------------------------------
                                Name:   Lawrence C. Best
                                Title:  Chief Financial Officer and Senior Vice
                                        President - Finance and Administration