Form 10-Q
period 1996-06-30
BOSTON SCIENTIFIC CORP
filed 1996-08-14
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

      For the quarterly period ended: June 30, 1996

                       Commission file number: 1-11083

                        BOSTON SCIENTIFIC CORPORATION
                        -----------------------------
           (Exact name of registrant as specified in its charter)

             DELAWARE                                 04-2695240
             --------                                 ----------
    (State or other jurisdiction                   (I.R.S. Employer
  of incorporation or organization)               Identification No.)

One Boston Scientific Place, Natick, Massachusetts        01760-1537
- --------------------------------------------------        ----------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000
                                                      -------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                 Shares Outstanding
      Class                                      as of June 30, 1996
      -----                                      -------------------

Common Stock, $.01 Par Value                         177,198,169


                                Page 1 of 110
                                          ---

                          Exhibit Index on Page 28

                                   Part I
                            Financial Information

Item 1. Financial Statements

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                         June 30,     December 31,
In thousands, except share data                            1996           1995
- ----------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                              $   52,698   $  117,321
  Marketable securities                                      25,432       43,832
  Trade accounts receivable, net                            266,284      214,232
  Inventories                                               190,331      148,572
  Prepaid expenses and other current assets                  48,581       32,688
                                                         -----------------------
    Total current assets                                    583,326      556,645

Property, plant, equipment and leaseholds, net              287,195      256,093
Intangibles, net                                            295,652      137,704
Other investments and assets                                 91,562      149,446
                                                         -----------------------
                                                         $1,257,735   $1,099,888
                                                         =======================

See notes to unaudited condensed consolidated financial statements.



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                         June 30,     December 31,
In thousands, except share data                            1996           1995
- ----------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Commercial paper                                       $  235,000
  Bank obligations                                           25,724   $   57,520
  Accounts payable and accrued expenses                     116,947      106,322
  Accrual related to special charges                         71,064       80,144
  Other current liabilities                                  16,601       29,691
                                                         -----------------------
    Total current liabilities                               465,336      273,677

Long term liabilities                                        16,978       52,061

Commitments and contingencies

Contingent stock repurchase obligation                       24,855
Stockholders' equity:
  Preferred stock, $ .01 par value - authorized
   25,000,000 shares, none issued and outstanding
  Common stock, $ .01 par value - authorized
   300,000,000 shares, 179,101,866 shares issued at
   June 30, 1996 and 179,079,298 at December 31, 1995         1,791        1,791
  Additional paid-in capital                                377,795      386,610
  Retained earnings                                         440,470      417,951
  Foreign currency translation adjustment                   (23,297)     (14,739)
  Unrealized gain on available-for-sale securities, net      11,935        8,833
  Treasury stock, at cost - 1,903,697 shares at
   June 30, 1996 and 2,425,490 shares at
   December 31, 1995                                        (58,128)     (26,296)
                                                         -----------------------
    Total stockholders' equity                              750,566      774,150
                                                         -----------------------
                                                         $1,257,735   $1,099,888
                                                         =======================

See notes to unaudited condensed consolidated financial statements.



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                            Three months ended           Six months ended
                                                                 June 30,                    June 30,
In thousands, except share and per share data               1996          1995          1996          1995
- --------------------------------------------------------------------------------------------------------------

Net sales                                                   $357,188      $277,952      $679,571      $540,861
Cost of products sold                                         94,884        82,077       180,518       160,859
                                                         -------------------------   -------------------------
Gross profit                                                 262,304       195,875       499,053       380,002

Selling, general and administrative expenses                 118,495        91,638       222,535       172,537
Research and development expenses                             28,693        22,683        54,446        44,197
Royalties                                                      3,828         7,002         7,710        14,748
Special charges                                               59,666                     128,341       124,749
                                                         -------------------------   -------------------------
                                                             210,682       121,323       413,032       356,231
                                                         -------------------------   -------------------------
Operating income                                              51,622        74,552        86,021        23,771

Other income (expense):
  Interest and dividend income                                 1,071         3,121         2,840         7,640
  Interest expense                                            (3,202)       (2,660)       (4,492)       (5,381)
  Other, net                                                  (1,670)        2,716        (3,690)        6,314
                                                         -------------------------   -------------------------
Income before income taxes                                    47,821        77,729        80,679        32,344
Income taxes                                                  24,311        28,700        58,160        47,377
                                                         -------------------------   -------------------------
Net income (loss)                                            $23,510       $49,029       $22,519      ($15,033)
                                                         =========================   =========================

Primary net income (loss) per common share                     $0.13         $0.27         $0.13        ($0.09)
                                                         =========================   =========================
Primary weighted average number of common shares         182,662,000   179,160,000   179,857,000   174,669,000
                                                         =========================   =========================

Fully diluted net income (loss) per common share               $0.13         $0.27         $0.12        ($0.09)
                                                         =========================   =========================
Fully diluted weighted average number of common shares   182,871,000   179,543,000   182,397,000   174,669,000
                                                         =========================   =========================

See notes to unaudited condensed consolidated financial statements.



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)

                                                                     Six Months Ended June 30, 1996
                                     --------------------------------------------------------------------------------------------
                                                                                       Foreign
                                           Common Stock        Additional             Currency
                                     ------------------------    Paid in   Retained  Translation  Unrealized  Treasury
                                     Shares Issued  Par Value    Capital   Earnings  Adjustment      Gain      Stock       Total
                                     --------------------------------------------------------------------------------------------
                                                                  (In thousands, except share data)

Balance at December 31, 1995          179,079,298    $1,791     $386,610   $417,951   $(14,739)     $ 8,833   $(26,296)  $774,150

Net income                                                                   22,519                                        22,519

Foreign currency translation
adjustment                                                                              (8,558)                            (8,558)

Issuance of Common Stock under
options, warrants and stock purchase
plans                                      22,568                   (635)                                       17,958     17,323

Purchase of Common Stock for treasury                                                                          (52,313)   (52,313)

Contingent stock repurchase obligation                           (24,855)                                        2,523    (22,332)

Tax benefit relating to stock option
and employee stock purchase plans                                 16,379                                                   16,379

Net change in equity investments                                                                      3,102                 3,102

Other                                                                296                                                      296

Balance at June 30, 1996              179,101,866    $1,791     $377,795   $440,470   $(23,297)     $11,935   $(58,128)  $750,566

See notes to unaudited condensed consolidated financial statements.



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
In thousands                                                     1996        1995
- -----------------------------------------------------------------------------------

Cash provided by operating activities                          $ 20,104    $ 32,381

Investing activities:
  Purchases of property, plant, and equipment                   (44,872)    (37,437)
  Net maturities of marketable securities                        18,400      22,857
  Payment for purchase of Symbiosis Corporation,
   net of cash acquired                                        (153,907)
  Payment for purchase of Cardiovascular Imaging
   Systems, Inc., net of cash acquired                                      (87,783)
  Payment for purchase of MinTec Inc.,
   net of cash acquired                                         (71,160)
  Payment for acquisition of minority interest ownership
   in a subsidiary                                              (16,513)
  Net payments for other acquistions of certain technologies     (3,229)     (9,830)
  Investments and other                                          (3,720)     (1,065)
                                                               --------------------
Cash used in investing activities                              (275,001)   (113,258)

Financing actvities:
  Net increase in commercial paper                              235,000
  Net payments on notes payable and capital leases              (28,224)    (19,393)
  Proceeds from exercise of stock options, warrants
   and stock purchase plans                                      17,323      21,480
  Acquisitions of treasury stock, net of proceeds from
   put options                                                  (49,790)
  Tax benefit relating to stock option and employee
   stock purchase plans                                          16,379       9,209
  Other                                                             704       1,167
                                                               --------------------
Cash provided by financing activities                           191,392      12,463
Effect of foreign exchange rates on cash                         (1,118)       (873)
                                                               --------------------
Net decrease in cash and cash equivalents                       (64,623)    (69,287)
Cash and cash equivalents at beginning of period                117,321     269,282
                                                               --------------------
Cash and cash equivalents at end of period                     $ 52,698    $199,995
                                                               ====================

Supplemental Schedule of Noncash Investing
and Financing Activities:
Payments due in connection with purchase of technology                     $ 10,000

See notes to unaudited condensed consolidated financial statements.



Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Separate results of the combining entities for the six months ended June 30, 1995 are as follows (in thousands):

                                                     Combined
                              Boston                  Boston
                            Scientific     EPT      Scientific
                            ----------------------------------

Net sales                    $529,729    $11,132     $540,861
Net loss                     $(14,048)   $  (985)    $(15,033)

Note B - Acquisitions (continued)

On March 14, 1996, the Company acquired Symbiosis Corporation (Symbiosis), formerly a wholly-owned subsidiary of American Home Products Corporation. Boston Scientific purchased Symbiosis, a developer and manufacturer of specialty medical devices, for approximately $153 million in a cash transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This accounting treatment resulted in approximately $146 million of intangible assets that will be amortized over their estimated period of benefit. Approximately $38.7 million of the acquisition cost represented purchased research and development. The Company also recorded a deferred tax liability of approximately $38.7 million representing the tax effect of timing differences recorded as part of the acquisition.

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

                                                   For the Six Months
                                                     Ended June 30,
                                                     1996       1995
                                                     ---------------

Net sales                                          $683,747   $573,828
Net income (loss)                                  $ 60,826   $(53,218)
Primary net income (loss) per common share         $    .34   $   (.30)
Fully diluted net income (loss) per common share   $    .33   $   (.30)

On May 3, 1996, Boston Scientific acquired assets from Endotech, Ltd. and MinTec Inc., and certain related companies (Endotech/MinTec), a privately held company dedicated to the development of stent graft technology for the repair of diseased blood vessels. The Company purchased Endotech/MinTec's assets for approximately $72 million in a cash transaction. The transaction, which was accounted for under the purchase method of accounting, was financed from the Company's available cash and borrowings under its financing arrangements (see Notes C and D). The purchase price was allocated to the assets acquired based on their estimated fair values. The treatment resulted in approximately $12 million of intangible assets that will be amortized over their estimated period of benefit. Approximately $57.3 million of the acquisition cost represented purchased research and development. The acquisition did not have a material pro forma impact on the Company's operations.

Note C - Merger-Related Charges

In the first six months of 1996, the Company recorded special charges of $128.3 million ($113.7 million net-of tax) which primarily related to the merger with EPT and the acquisitions of Symbiosis and Endotech/MinTec.
Charges include $96.0 million for purchased research and development, $4.6 million in direct transaction costs, and $12.2 million of estimated costs to be incurred in merging the separate operating businesses of EPT with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The majority of the remaining $15.5 million, which is primarily non-deductible for tax purposes, represents a change in management's estimates of the merger-related charges recorded in 1995. The change to prior year estimates relate primarily to the costs of unwinding various contractual obligations and the rationalization of facilities.

The special charges are determined based on formal plans approved by Company's management using the best information available to it at the time. The workforce-related initiatives involve substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the plans are executed.

Note D - Credit Arrangements

At December 31, 1995, the Company had line of credit agreements with two U.S. banks (the Credit Agreements) that provided maximum worldwide borrowings of $71 million. On April 1, the Company increased its maximum worldwide borrowings provided under the Credit Agreements to $121 million. The term of the increased borrowings extended through June 7, 1996, at which time, the Credit Agreements were terminated and replaced by a new $350 million revolving line of credit with a syndicate of U.S. and international banks (New Credit Agreement). Under the New Credit Agreement, the Company has the option to borrow amounts at various interest rates, payable quarterly in arrears. The term of the borrowings extends through June 6, 2002; use of the borrowings is unrestricted and the borrowings are unsecured. The New Credit Agreement requires the Company to maintain a minimum consolidated tangible net worth and a ratio of consolidated funded debt to consolidated tangible net worth. At June 30, 1996, the Company had no outstanding borrowings under the New Credit Agreement.

During the second quarter of 1996, the Company initiated a commercial paper program and borrowed $236.5 million under the program. The commercial paper is supported by the Company's New Credit Agreement; outstanding commercial paper reduces available borrowings under the New Credit Agreement. Proceeds from issuing the commercial paper were used for repayment of a $100 million short term seller-financed loan associated with the acquisition of Symbiosis, repayment of borrowings under the Credit Agreements, and repurchase of the Company's common stock. The remaining proceeds primarily were used for general operating purposes. At June 30, 1996, the Company had approximately $235 million in commercial paper outstanding with interest rates ranging from 5.60% to 5.65%.

Note E - Inventories

The components of inventory consist of the following (in thousands):

                                              June 30,   December 31,
                                                1996         1995
                                              -----------------------

Finished goods                                $103,607   $ 76,531
Work-in-process                                 39,138     35,179
Raw materials                                   47,586     36,862
                                              -------------------
                                              $190,331   $148,572
                                              ===================

Note F - Stockholders' Equity

During the second quarter of 1996, the Company resumed its program to repurchase stock. The Board of Directors authorized the Company to purchase on the open market up to 15,000,000 shares of the Company's common stock in addition to the stock repurchased during 1993. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Repurchased stock will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. During the second quarter of 1996, the Company repurchased 1,262,500 shares of its common stock at an aggregate cost of $52.3 million.

As part of the stock repurchase program, during the second quarter of 1996, the Company sold European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold. During the second quarter of 1996, the Company sold European put options for 600,000 shares and received proceeds of approximately $2.5 million. Proceeds are recorded as a reduction to the cost of the Company's treasury stock. Repurchase prices relating to put options outstanding at June 30, 1996 range from $41.10 per share to $41.75 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $24.9 million at June 30, 1996. At June 30, 1996, the aggregate contingent repurchase obligation has been reclassified from permanent equity and is presented as a contingent stock repurchase obligation.

Note G - Accounting Pronouncement

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

Note H - Commitments and Contingencies

Schneider (Europe) AG and Schneider (USA) Inc. (the Schneider companies), subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the United States Federal District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS FLOWTRACK-40(TM) and RX ELIPSE(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has been sent to arbitration for a threshold determination of one issue covered by the November 27, 1991 Settlement Agreement (the Settlement Agreement) between the parties. That arbitration is scheduled for hearing in October 1996.

On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has also been sent to arbitration under the terms of the Settlement Agreement, and has been consolidated with the arbitration hearing scheduled to be held in October 1996.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

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

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of both complaints.

On November 9, 1994, Target Therapeutics, Inc. (Target) filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's VENTURE and VENTURE II microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction prohibiting SCIMED from marketing or selling the accused product. On July 1, 1996, the Court of Appeals for the Federal Circuit stayed the preliminary injunction pending a decision on SCIMED's appeal of the District Court's order.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS(TM) catheter, infringes a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, as well as a monetary and injunctive relief. The Company has answered, denying the allegations of the complaint.

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich, Division for Patent Disputes in Munich Germany against MinTec, Inc. Minimally Invasive Technologies as named defendant alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular devices infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant's answer has not been filed.

On March 25, 1996, Cordis Corporation, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material, used in certain models of SCIMED's BANDIT and EXPRESS PLUS products. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

On September 1, 1995, a purported class action lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County, captioned Kinder v. Auth, et al., alleging breaches of fiduciary duty by the Board of Directors of Heart Technology, Heart Technology and the Company in connection with the Agreement and Plan of Merger entered into between the Company and Heart Technology. In January 1996, the parties agreed to settle the suit for an amount the Company does not deem to be material.

On June 12, 1995, the Trustee in Bankruptcy for SMEC, Inc. filed a complaint in the U.S. Bankruptcy Court in Nashville, Tennessee alleging that a transaction between Datascope Corp. and the Company constitutes a fraudulent settlement of prior litigation among the Trustee, Datascope Corp., IABP Corp. and the Company. The complaint further alleges violation of the Racketeer Influenced and Corrupt Organizations Act. The Company has answered, denying the allegations of the complaint.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales in the second quarter of 1996 increased 28.5% to $357.2 million as compared to $278.0 million in the second quarter of 1995. The Company reported net income for the second quarter of 1996 of $23.5 million including special charges ($47.2 million net-of-tax) primarily related to its recent acquisition of Endotech/MinTec. Net income for the second quarter, excluding special charges related to recent acquisitions, increased 44.3% to $70.7 million from $49.0 million in the second quarter of 1995.

Net sales for the six month period ended June 30, 1996 increased 25.6% to $679.6 as compared to $540.9 million in the first half of 1995. The Company reported net income for the six month period ended June 30, 1996 of $22.5 million including special charges ($128.3 million or $113.7 million net-of-tax) related to recent acquisitions compared to a net loss of $15.0 million including special charges ($124.7 million or $112.1 million net-of-tax) for the same period in 1995. Net income for the first half of 1996, excluding special charges related to recent acquisitions, increased 40.3% to $136.2 million from $97.1 million in the first half of 1995.

Revenues in the United States grew approximately 18.7% during the second quarter compared to the same period of the prior year. International revenues, including export sales, increased approximately 48.4% during the second quarter compared to the same period in the prior year and were negatively impacted by approximately $8.4 million due to changes in foreign currency exchange rates. Revenues in the United States grew approximately 16.6% during the first six months of 1996 compared to the same period of the prior year. International revenues, including export sales, increased approximately 44.0% during the first six months of 1996 compared to the same period in the prior year and were negatively impacted by approximately $10.1 million due to changes in foreign currency exchange rates. The increase in international sales reflects results from the Company's strategy to build its international organization.

Gross profit as a percentage of net sales improved from 70.5% in the three months ended June 30, 1995 to 73.4% in the three months ended June 30, 1996, and improved from 70.3% in the six months ended June 30, 1995 to 73.4% in the six months ended June 30, 1996. The improvement in the Company's gross margins is primarily due to the Company's U.S. cost containment programs, an increase in the percentage of international sales compared to U.S. sales, and certain benefits of converting from selling through international distributors to direct sales operations. However, the positive impact of these initiatives was partially offset by a slight decline in average selling prices due to continuing efforts to contain healthcare costs and increased competition. Uncertainty remains with regard to future changes within the health care industry. Continued consolidation among U.S. health care providers and the trend towards managed care in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition, international markets are also being effected by economic pressure to contain health care costs. Although these factors will continue to impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

Selling, general and administrative expenses increased 29.3% from $91.6 million in the three months ended June 30, 1995 to $118.5 million in the three months ended June 30, 1996. Selling, general and administrative expenses increased 29.0% from $172.5 million to $222.5 million from the first six months of 1995 to 1996, respectively. The increase in overall expense dollars reflects continued expansion of the Company's domestic and international sales organizations and related marketing support, an increase in legal expenses incurred to strengthen and defend the Company's patent position, and amortization of intangibles acquired during 1995 and 1996.

Research and development expenses increased 26.5% from $22.7 million in the second quarter of 1995 to $28.7 million in the second quarter of 1996, and 23.2% from $44.2 million in the first six months of 1995 to $54.4 million in the first six months of 1996. Research and development expenses remained relatively constant as a percentage of sales (8.2% in the second quarter of 1995 and 8.0% in the second quarter of 1996). The increase in dollars reflects increased spending in regulatory, clinical research and various other product development programs, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend toward more stringent regulatory oversight in countries around the world for product clearance and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, regulatory approval times for new products continues to be lengthy, a concern of medical device manufacturers generally.

Royalty expenses decreased 45.3% from $7.0 million in the second quarter of 1995 to $3.8 million in the second quarter of 1996, and 47.7% from $14.7 million in the first six months of 1995 to $7.7 million in the first six months of 1996. Royalty expenses decreased from approximately 2.5% of net sales in the second quarter of 1995 to 1.1% of net sales in the second quarter of 1996. The decrease in royalties is primarily attributable to a reduction in sales of certain of the Company's PTCA products that are subject to royalties.

In the first six months of 1996, the Company recorded special charges of $128.3 million ($113.7 million net-of tax) which primarily related to the merger with EPT and the acquisitions of Symbiosis and Endotech/MinTec.
Charges include $96.0 million for purchased research and development, $4.6 million in direct transaction costs, and $12.2 million of estimated costs to be incurred in merging the EPT business with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The majority of the remaining $15.5 million, which is primarily non-deductible for tax purposes, represents a change in management's estimates of the merger-related charges recorded in 1995. The change to prior year estimates relate primarily to the costs of unwinding various contractual obligations and the rationalization of facilities. In the first half of 1995, the Company recorded special charges of $124.7 million ($112.1 million, net-of-tax) in connection with the acquisitions of SCIMED, CVIS and Vesica. Charges included $32.6 million for purchased research and development, $21.1 million in direct transaction costs, and $71.0 million of estimated costs to be incurred in merging the SCIMED business with subsidiaries of the Company. Estimated costs included those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The special charges are determined based on formal plans approved by Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the plans are executed.

Interest and dividend income was $1.1 million in the second quarter of 1996 compared to $3.1 million in the second quarter of 1995, and $2.8 million in the first six months of 1996 compared to $7.6 million in the first six months of 1995. The decrease is primarily attributable to a decrease in the Company's average cash and marketable securities balance resulting from the use of cash to finance several of the Company's strategic acquisitions and alliances during the second half of 1995 and the first half of 1996. Interest expense increased from $2.7 million in the second quarter of 1995 to $3.2 million in the second quarter of 1996. The increase in interest expense is primarily attributable to interest on a $100 million short term seller-financed loan associated with the acquisition of Symbiosis and the Company's issuance of commercial paper. Interest expense decreased from $5.4 million in the first six months of 1995 to $4.5 million in the first six months of 1996. The decrease in interest expense for the six month period is primarily attributable to decreased foreign borrowings since the first quarter of 1995 partially offset by interest on the $100 million short term seller-financed loan and the Company's issuance of commercial paper. Other income (expense), net, decreased from $2.7 million in the second quarter of 1995 to ($1.7 million) in the second quarter of 1996, and from $6.3 million in the first six months of 1995 to ($3.7 million) in the first six months of 1996. The decrease is primarily attributable to approximately $3.1 million of net foreign exchange transaction gains recorded in the second quarter of 1995, as compared to approximately $0.8 million of net foreign exchange transaction losses recorded in the second quarter of 1996, and approximately $6.3 million of net foreign exchange transaction gains recorded in the first six months of 1995 as compared to approximately $2.2 million of net foreign exchange transaction losses in the first six months of 1996.

The Company's effective tax rate, excluding the impact on special charges, improved from approximately 36.9% in the second quarter of 1995 to 34.2% in the second quarter of 1996. The Company's effective tax rate, excluding the impact on special charges, was approximately 38.2% in the six months of 1995 as compared to 34.8% in the first six months of 1996. The effective tax rate including special charges was 50.8% in the second quarter of 1996 compared to 36.9% in the second quarter of 1995, and 72.1% in the first six months of 1996 compared to 146.5% in the first six months of 1995. The reduction in the Company's effective tax rate, excluding the impact of special charges, is primarily due to increased business in lower tax geographies and other tax initiatives.

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

On March 14, 1996, the Company acquired Symbiosis Corporation (Symbiosis), formerly a wholly-owned subsidiary of American Home Products Corporation. Boston Scientific purchased Symbiosis, a developer and manufacturer of specialty medical devices, for approximately $153 million in a cash transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This accounting treatment resulted in approximately $146 million of intangible assets that will be amortized over their estimated period of benefit. Approximately $38.7 million of the acquisition cost represented purchased research and development. The Company also recorded a deferred tax liability of approximately $38.7 million representing the tax effect of timing differences recorded as part of the acquisition.

On May 3, 1996, Boston Scientific acquired assets from Endotech, Ltd. and MinTec Inc. and certain related companies (Endotech/MinTec), a privately held company dedicated to the development of stent graft technology for the repair of diseased blood vessels. The Company purchased assets from Endotech/MinTec for approximately $72 million in a cash transaction. The transaction, which was accounted for under the purchase method of accounting, was financed from the Company's available cash and borrowings under its financing arrangements. The purchase price was allocated to the assets acquired based on their estimated fair values. The treatment resulted in approximately $12 million of intangible assets which will be amortized over their estimated period of benefit. Approximately $57.3 million of the acquisition cost represented purchased research and development.

The Company has substantially completed the integration of the businesses acquired early in 1995, and is in the process of integrating the businesses acquired more recently. Management believes it has developed a sound plan for continuing and concluding the integration process, and that it will achieve that plan. However, in view of the number of major transactions undertaken by the Company, and the dramatic changes in the size of the Company and the complexity of its organization resulting from these transactions, management also believes that the successful implementation of its plan presents a significant degree of difficulty. The failure to integrate these businesses effectively could adversely affect the Company's ability to realize the strategic and financial objectives of these transactions.

Liquidity and Capital Resources

Cash and marketable securities totaled $78.1 million at June 30, 1996 compared to $161.2 million at December 31, 1995. Working capital decreased from $283.0 million at December 31, 1995 to $118.0 million at June 30, 1996. The decrease in cash and marketable securities is primarily attributable to approximately $225.1 million paid in conjunction with the Company's acquisitions of Symbiosis and Endotech/MinTec, capital expenditures incurred primarily to expand the Company's manufacturing and distribution facilities in Europe, cash used to repurchase the Company's common stock, payment of merger related costs and net payments on line of credit borrowings. The cash expenditures were partially offset by proceeds received in connection with the Company's initiation of a commercial paper program. The increase in accounts receivable from December 31, 1995 to June 30, 1996 is primarily due to the dramatic growth of international sales which typically have longer payment periods, the shift from international distributors to direct sales forces and the accounts receivable recorded in connection with the acquisitions of Symbiosis and Endotech/MinTec. The increase in inventory during the same period is primarily related to the Company's overall increase in sales and the shift from international distributors to direct sales forces.

In connection with the acquisitions of SCIMED, CVIS, Meadox, Heart, EPT, Symbiosis, and Endotech/MinTec, the Company recorded non-recurring and special charges of approximately $237.1 million ($195.3 million net-of-tax) and $128.3 million ($113.7 million net-of tax) during 1995 and the first half of 1996, respectively. Integration plans are expected to be substantially completed by the end of 1997. Cash outflows to complete the balance of the Company's initiatives to integrate the businesses relating to the business combinations acquired are estimated to be approximately $45.1 million and $19.2 million for the remaining of 1996 and thereafter, respectively. Additionally, the Company expects to continue to invest aggressively in building its international organization, global systems and worldwide manufacturing and distribution capacity. The Company's international strategy is subject to the economic and political risks inherent to international business, including fluctuations in currency and exchange rates, as well as risks inherent in shifting from international distributors to a direct sales force.

The Company is involved in various lawsuits, including product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in the notes to the unaudited condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position.

Over the past eighteen months, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the health care environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives. The Company expects its cash and cash equivalents, marketable securities, cash flows from operating activities, and borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs at least through the end of 1996.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the new safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: a) the Company's strategy to build its international organization; b) the Company's plans to continue to invest aggressively in its global systems and worldwide manufacturing and distribution capacity; c)the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; d) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; e) the process and plan for the integration of businesses acquired by the Company, and; f) the ability of the Company to meet its projected cash needs through the end of 1996. Therefore, the Company wishes to caution each reader of this report to consider carefully the specific factors discussed with each forward-looking statement in this report and other factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

                                   Part II

                              OTHER INFORMATION

Item 1:   Legal Proceedings

Schneider (Europe) AG and Schneider (USA) Inc. (the Schneider companies), subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the United States Federal District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS FLOWTRACK-40(TM) and RX ELIPSE(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has been sent to arbitration for a threshold determination of one issue covered by the November 27, 1991 Settlement Agreement (the Settlement Agreement) between the parties. That arbitration is scheduled for hearing in October 1996.

On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has also been sent to arbitration under the terms of the Settlement Agreement, and has been consolidated with the arbitration hearing scheduled to be held in October 1996.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

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

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of both complaints.

On November 9, 1994, Target Therapeutics, Inc. (Target) filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's VENTURE and VENTURE II microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction prohibiting SCIMED from marketing or selling the accused product. On July 1, 1996, the Court of Appeals for the Federal Circuit stayed the preliminary injunction pending a decision on SCIMED's appeal of the District Court's order.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS(TM) catheter, infringes a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, as well as a monetary and injunctive relief. The Company has answered, denying the allegations of the complaint.

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich, Division for Patent Disputes in Munich Germany against MinTec, Inc. Minimally Invasive Technologies as named defendant alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular devices infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant's answer has not been filed.

On March 25, 1996, Cordis Corporation, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material, used in certain models of SCIMED's BANDIT and EXPRESS PLUS products. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

On September 1, 1995, a purported class action lawsuit was filed in the Court of Chancery in the State of Delaware in and for New Castle County, captioned Kinder v. Auth, et al., alleging breaches of fiduciary duty by the Board of Directors of Heart Technology, Heart Technology and the Company in connection with the Agreement and Plan of Merger entered into between the Company and Heart Technology. In January 1996, the parties agreed to settle the suit for an amount the Company does not deem to be material.

On June 12, 1995, the Trustee in Bankruptcy for SMEC, Inc. filed a complaint in the U.S. Bankruptcy Court in Nashville, Tennessee alleging that a transaction between Datascope Corp. and the Company constitutes a fraudulent settlement of prior litigation among the Trustee, Datascope Corp., IABP Corp. and the Company. The complaint further alleges violation of the Racketeer Influenced and Corrupt Organizations Act. The Company has answered, denying the allegations of the complaint.

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

Item 4:   Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 10, 1996, to consider and vote upon proposals to (i) elect three Class I Directors of the Company, to hold office until the 1999 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal, (ii) approve amendments to the Boston Scientific Corporation 1995 Long-Term Incentive Plan, (iii) approve amendments to the Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, and (iv) approve amendments to the Boston Scientific Corporation Employee Stock Option Plan. Charles J, Aschauer, Jr., Pete M. Nicholas and Randall F. Bellows were elected as Class I Directors of the Company by a vote of 155,914,808, 155,620,318, and 155,888,835 for, respectively, and 2,410,489, 2,704,979, and 2,436,462 withheld, respectively. The second proposal was approved by a vote of 111,501,389 for, 30,759,605 against, 159,650 abstaining, and 15,904,,653 broker nonvotes. The third proposal was approved by a vote of 153,028,862 for, 5,020,575 against, 275,860 abstaining and no broker nonvotes. The fourth proposal was approved by a vote of 139,998,860 for, 2,265,629 against, 156,155 abstaining and 15,904,653 broker nonvotes.

Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 10.1 - Form of Credit Agreement dated June 7, 1996 among the Company, The Several Lenders and certain other parties.

                Exhibit 11   - Computation of Earnings Per Share

          (b) The following reports were filed during the quarter ended June 30, 1996:

Form 8-K     Date of Event                  Description
- --------     -------------                  -----------

 Item 5       May 3, 1996     Completion of the Company's acquisition of
                              certain assets from Endotech Ltd. and MinTec, Inc. and certain related companies.

Form 8-K/A
- ----------

  Item 7     March 14, 1996   Execution of Purchase Agreement by and between
                              Boston Scientific Corporation and American
                              Home Products Corporation dated January 25,
                              1996; Amended to reflect withdrawal of
                              confidential treatment request with respect to certain sections of the Purchase Agreement.



                                  SIGNATURE
                                  ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1996.

                                       BOSTON SCIENTIFIC CORPORATION

                                       By:    /s/ Lawrence C. Best
                                       Name:  Lawrence C. Best
                                       Title: Chief Financial Officer and
                                              Senior Vice President -
                                              Finance and Administration