Form 10-Q
period 1996-09-30
BOSTON SCIENTIFIC CORP
filed 1996-11-14
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

      For the quarterly period ended: September 30, 1996

                       Commission file number: 1-11083

                        BOSTON SCIENTIFIC CORPORATION
           (Exact name of registrant as specified in its charter)

                DELAWARE                           04-2695240
      (State or other jurisdiction              (I.R.S. Employer
   of incorporation or organization)           Identification No.)

One Boston Scientific Place, Natick, Massachusetts        01760-1537
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000

----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

                                           Shares Outstanding
      Class                              as of September 30, 1996
-----------------------------------------------------------------

Common Stock, $.01 Par Value                   177,915,164

----------------------------------------------------------------------------
                                Page 1 of 27
                          Exhibit Index on Page 24

                                   Part I
                            Financial Information

Item 1. Financial Statements

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)


                                                 September 30,  December 31,
In thousands, except share data                      1996           1995
----------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                       $   59,420     $  117,321
  Marketable securities                               23,699         43,832
  Trade accounts receivable, net                     283,017        214,232
  Inventories                                        209,837        148,572
  Prepaid expenses and other current assets           66,551         32,688
                                                  -------------------------
    Total current assets                             642,524        556,645

Property, plant, equipment and leaseholds, net       319,350        256,093
Intangibles, net                                     307,068        137,704
Deferred income taxes                                  4,855         46,352
Other investments and assets                          83,354        103,094
                                                  -------------------------
                                                  $1,357,151     $1,099,888
                                                  =========================

See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)


                                                          September 30,   December 31,
In thousands, except share data                               1996            1995
--------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Commercial paper                                         $  199,746
  Bank obligations                                             26,237      $   57,520
  Accounts payable and accrued expenses                       147,107         106,322
  Accrual related to special charges                           65,116          80,144
  Other current liabilities                                    54,493          29,691
                                                           --------------------------
    Total current liabilities                                 492,699         273,677

Long term liabilities                                           8,468          52,061

Commitments and contingencies

Contingent stock repurchase obligation                         24,855
Stockholders' equity:
  Preferred stock, $ .01 par value - authorized
   25,000,000 shares, none issued and outstanding
  Common stock, $ .01 par value - authorized
   300,000,000 shares, 179,101,866 shares issued
   at September 30, 1996 and 179,079,298
   at December 31, 1995                                         1,791           1,791
  Additional paid-in capital                                  386,828         386,610
  Retained earnings                                           508,313         417,951
  Foreign currency translation adjustment                     (31,806)        (14,739)
  Unrealized gain on available-for-sale securities, net        12,329           8,833
  Treasury stock, at cost - 1,186,702 shares at
   September 30, 1996 and 2,425,490 shares at
   December 31, 1995                                          (46,326)        (26,296)
                                                           --------------------------
    Total stockholders' equity                                831,129         774,150
                                                           --------------------------
                                                           $1,357,151      $1,099,888
                                                           ==========================

See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                         Three months ended    Nine months ended
                                                           September 30,         September 30,
In thousands, except per share data                        1996       1995        1996        1995
--------------------------------------------------------------------------------------------------

Net sales                                                $373,744   $283,094   $1,053,315   $823,955
Cost of products sold                                     104,454     82,475      284,972    243,334
                                                         -------------------------------------------
Gross profit                                              269,290    200,619      768,343    580,621

Selling, general and administrative expenses              130,375     92,774      352,910    265,311
Research and development expenses                          30,309     24,367       84,755     68,564
Royalties                                                   3,431      5,403       11,141     20,151
Special charges                                                 -          -      128,341    124,749
                                                         -------------------------------------------
                                                          164,115    122,544      577,147    478,775
                                                         -------------------------------------------
Operating income                                          105,175     78,075      191,196    101,846

Other income (expense):
  Interest and dividend income                                837      3,262        3,677     10,902
  Interest expense                                         (3,490)    (1,907)      (7,982)    (7,288)
  Other, net                                                    1     (1,630)      (3,689)     4,684
                                                         -------------------------------------------
Income before income taxes                                102,523     77,800      183,202    110,144
Income taxes                                               34,680     28,444       92,840     75,821
                                                         -------------------------------------------
Net income                                               $ 67,843   $ 49,356   $   90,362   $ 34,323
                                                         ===========================================

Primary net income per common share                         $0.37      $0.27        $0.50      $0.19
                                                         ===========================================
Primary weighted average number of common shares          182,382    180,571   	  180,699    177,882
                                                         ===========================================

Fully diluted net income per common share                   $0.37      $0.27        $0.49      $0.19
                                                         ===========================================
Fully diluted weighted average number of common shares    183,040    181,084   	  183,040    180,121
                                                         ===========================================

See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)


                                                             Nine Months Ended September 30, 1996
                                   -----------------------------------------------------------------------------------------
                                                                                     Foreign
                                         Common Stock        Additional             Currency
                                   ------------------------    Paid in   Retained  Translation  Unrealized  Treasury
                                   Shares Issued  Par Value    Capital   Earnings   Adjustment     Gain      Stock     Total
                                   -----------------------------------------------------------------------------------------
                                                                   (In thousands, except share data)

Balance at December 31, 1995        179,079,298    $1,791     $386,610   $417,951  ($14,739)     $ 8,833    ($26,296)  $774,150

Net income                                                                 90,362                                        90,362

Foreign currency translation
 adjustment                                                                         (17,067)                            (17,067)

Issuance of Common Stock under
 options, warrants and stock
 purchase plans                          22,568                   (631)                                       29,760     29,129

Purchase of Common Stock for
 treasury                                                                                                    (52,313)   (52,313)
Contingent stock repurchase
 obligation                                                    (24,855)                                        2,523    (22,332)

Tax benefit relating to stock
 option and employee stock
 purchase plans                                                 25,704                                                   25,704

Net change in equity investments                                                                   3,496                  3,496

Balance at September 30, 1996       179,101,866    $1,791     $386,828   $508,313  ($31,806)     $12,329    ($46,326)  $831,129


See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flow
(Unaudited)

                                                                Nine Months Ended
                                                                  September 30,
In thousands                                                     1996       1995
---------------------------------------------------------------------------------

Cash provided by operating activities                          $ 81,913   $ 27,801

Investing activities:
  Purchases of property, plant, and equipment                   (86,041)   (54,664)
  Net maturities of marketable securities                        20,133     47,316
  Payment for purchase of Symbiosis Corporation,
   net of cash acquired                                        (153,907)         -
  Payment for purchase of Cardiovascular Imaging
   Systems, Inc., net of cash acquired                                -    (87,783)
  Payment for purchase of MinTec Inc.,
   net of cash acquired                                         (71,160)         -
  Payment for acquisition of minority interest ownership
   in a subsidiary                                              (16,513)         -
  Net payments for other acquistions of certain technologies     (3,229)   (11,796)
  Other                                                          (4,217)    (1,939)
                                                               -------------------
Cash used in investing activities                              (314,934)  (108,866)

Financing actvities:
  Net increase in commercial paper                              199,746          -
  Net payments on notes payable and capital leases              (28,100)   (37,402)
  Proceeds from exercise of stock options, warrants
   and stock purchase plans                                      29,129     14,459
  Acquisitions of treasury stock, net of proceeds from
   put options                                                  (49,790)         -
  Tax benefit relating to stock option and employee
   stock purchase plans                                          25,704     11,044
  Other                                                             400      1,429
                                                               -------------------
Cash provided by (used in) financing activities                 177,089    (10,470)
Effect of foreign exchange rates on cash                         (1,969)    (4,700)
                                                               -------------------
Net decrease in cash and cash equivalents                       (57,901)   (96,235)
Cash and cash equivalents at beginning of period                117,321    269,282
                                                               -------------------
Cash and cash equivalents at end of period                     $ 59,420   $173,047
                                                               ===================
Supplemental Schedule of Noncash Investing
 and Financing Activities:
Payments due in connection with the purchase of technology     $ 11,650   $ 10,000


See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1996

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.

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

Separate results of the combining entities for the nine months ended September 30, 1995 are as follows (in thousands):

                                              Combined
                        Boston                 Boston
                      Scientific     EPT     Scientific
                      ---------------------------------

Net sales              $807,461    $16,494    $823,955
Net income (loss)      $ 35,897    $(1,574)   $ 34,323


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


                                                      For the Nine Months
                                                        Ended September,
                                                        1996        1995
                                                     ---------------------

Net sales                                            $1,057,491   $841,507
Net income (loss)                                    $  128,849   $ (5,551)
Primary net income (loss) per common share           $      .71   $   (.03)
Fully diluted net income (loss) per common share     $      .72   $   (.03)


On May 3, 1996, Boston Scientific acquired assets from Endotech, Ltd. and MinTec Inc., and certain related companies (Endotech/MinTec), a privately held company dedicated to the development of stent graft technology for the repair of diseased blood vessels. The Company purchased Endotech/MinTec's assets for approximately $72 million in a cash transaction. The transaction, which was accounted for under the purchase method of accounting, was financed from the Company's available cash and borrowings under its financing arrangements (see Notes C and D). The purchase price was allocated to the assets acquired based on their estimated fair values. The treatment resulted in approximately $14 million of intangible assets that will be amortized over their estimated period of benefit. The acquisition did not have a material pro forma impact on the Company's operations, other than approximately $57.3 million of the acquisition cost representing purchased research and development.

Note C - Merger-Related Charges

In the first nine months of 1996, the Company recorded special charges of $128.3 million ($113.7 million net of tax) which primarily related to the merger with EPT and the acquisitions of Symbiosis and Endotech/MinTec. Charges include $96.0 million for purchased research and development, $4.6 million in direct transaction costs, and $12.2 million of estimated costs to be incurred in merging the separate operating businesses of EPT with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The majority of the remaining $15.5 million, which is primarily non-deductible for tax purposes, represents a change in management's estimates of the merger-related charges recorded in 1995. The change to prior year estimates relates primarily to the costs of unwinding various contractual obligations and the rationalization of facilities.

The special charges are determined based on formal plans approved by Company's management using the best information available to it at the time.
 The workforce-related initiatives involve substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the plans are executed.

Note D - Credit Arrangements

At December 31, 1995, the Company had line of credit agreements with two U.S. banks (the Credit Agreements) that provided maximum worldwide borrowings of $71 million. On April 1, 1996, the Company increased its maximum worldwide borrowings provided under the Credit Agreements to $121 million. The term of the increased borrowings extended through June 7, 1996, at which time, the Credit Agreements were terminated and replaced by a new $350 million revolving line of credit with a syndicate of U.S. and international banks (New Credit Agreement). Under the New Credit Agreement, the Company has the option to borrow amounts at various interest rates, payable quarterly in arrears. The term of the borrowings extends through June 6, 2002; use of the borrowings is unrestricted and the borrowings are unsecured. The New Credit Agreement requires the Company to maintain a minimum consolidated tangible net worth and a ratio of consolidated funded debt to consolidated tangible net worth. At September 30, 1996, the Company did not have any outstanding borrowings under the New Credit Agreement.

During the second quarter of 1996, the Company initiated a commercial paper program. The commercial paper is supported by the Company's New Credit Agreement; outstanding commercial paper reduces available borrowings under the New Credit Agreement. Proceeds from issuing the commercial paper were used for repayment of a $100 million short term seller-financed loan associated with the acquisition of Symbiosis, repayment of borrowings under the Credit Agreements, and repurchase of the Company's common stock. The remaining proceeds primarily were used for general operating purposes. At September 30, 1996, the Company had approximately $199.7 million in commercial paper outstanding with interest rates ranging from 5.50% to 5.63%.

Note E - Inventories

The components of inventory consist of the following (in thousands):


                   September 30,   December 31,
                       1996            1995
                   ----------------------------

Finished goods       $111,416        $ 76,531
Work-in-process        45,485          35,179
Raw materials          52,936          36,862
                     ------------------------
                     $209,837        $148,572
                     ========================

Note F - Stockholders' Equity

During the second quarter of 1996, the Company resumed its program to repurchase stock. The Board of Directors authorized the Company to purchase on the open market up to 15,000,000 shares of the Company's common stock in addition to the stock repurchased during 1993. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Repurchased stock will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. During the second quarter of 1996, the Company repurchased 1,262,500 shares of its common stock at an aggregate cost of $52.3 million. No additional shares were repurchased during the third quarter of 1996.

As part of the stock repurchase program, the Company sold European equity put options to an independent broker-dealer during the second quarter of 1996. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold. During the second quarter of 1996, the Company sold European put options for 600,000 shares and received proceeds of approximately $2.5 million. Proceeds are recorded as a reduction to the cost of the Company's treasury stock. The Company did not sell any European put options during the third quarter of 1996. Repurchase prices relating to put options outstanding at September 30, 1996 range from $41.10 per share to $41.75 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $24.9 million at September 30, 1996. At September 30, 1996, the aggregate contingent repurchase obligation has been reclassified from permanent equity and is presented as a contingent stock repurchase obligation.

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

Note H - Commitments and Contingencies

Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the United States Federal District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's FLOWTRACK-40(TM) and RX ELIPSE(R) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has been sent to arbitration for a threshold determination of one issue covered by the November 27, 1991 Settlement Agreement (the Settlement Agreement) between the parties. The arbitration hearing was held in October 1996 and a final decision is expected by February 8, 1997.

On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has also been sent to arbitration under the terms of the Settlement Agreement. The arbitration hearing was held in October 1996 and a final decision is expected by February 8, 1997.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents licensed to ACS by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

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

On November 9, 1994, Target Therapeutics, Inc. (Target) filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's VENTURE(R) and VENTURE II(TM) microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction prohibiting SCIMED from marketing or selling the accused product. On July 1, 1996, the Court of Appeals for the Federal Circuit stayed the preliminary injunction pending a decision on SCIMED's appeal of the District Court's order. The appeal is presently scheduled to be heard in early 1997.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS(TM) catheter, infringes a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS catheter or any other infringing product, monetary damages and expenses. The Company has answered, denying the allegations of the complaint.

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

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich,
Division for Patent Disputes in Munich Germany against Mintec, Inc.
Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular devise infringes a certain Cook patent. Since the purchase of the assets of Endotech/MinTec by the Company, the Company has assumed control of the litigation. The defendant's answer has not been filed.

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

On June 12, 1995, the Trustee in Bankruptcy for SMEC, Inc. filed a complaint in the U.S. Bankruptcy Court in Nashville, Tennessee alleging that a transaction between Datascope Corp. and the Company constitutes a fraudulent settlement of prior litigation among the Trustee, Datascope Corp., IABP Corp. and the Company. The complaint further alleges violation of the Racketeer Influenced and Corrupt Organizations Act. The Company has answered, denying the allegations of the complaint. By order entered October 16, 1996, the case was removed to the United States District Court for the Middle District of Tennessee Northeastern Division.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales in the third quarter of 1996 increased 32.0% to $373.7 million as compared to $283.1 million in the third quarter of 1995. Net income for the third quarter of 1996 increased 37.5% to $67.8 million as compared to $49.4 million in the third quarter of 1995.

Net sales for the nine month period ended September 30, 1996 increased 27.8% to $1,053.3 million as compared to $824.0 million for the same period in 1995. The Company reported net income for the nine month period ended September 30, 1996 of $90.4 million including special charges ($128.3 million or $113.7 million net-of-tax) related to recent acquisitions compared to net income of $34.3 million including special charges ($124.7 million or $112.1 million net of tax) for the same period in 1995.
Excluding special charges related to recent acquisitions, net income for the nine month period ended September 30, 1996 increased 39.3% to $204.1 million from $146.5 million for the nine month period in 1995.

Revenues in the United States grew approximately 19.1% during the third quarter compared to the same period of the prior year. International revenues, including export sales, increased approximately 58.6% during the third quarter compared to the same period in the prior year and were negatively impacted by approximately $5.0 million due to changes in foreign currency exchange rates. Revenues in the United States grew approximately 17.5% during the nine months of 1996 compared to the same period of the prior year. International revenues, including export sales, increased approximately 49.0% during the nine months of 1996 compared to the same period in the prior year and were negatively impacted by approximately $15.1 million due to changes in foreign currency exchange rates. The increase in international sales reflects results from the Company's strategy to build its international organization.

During the third quarter of 1996, the Company accelerated its forward build and spend programs so as to be in a position to take advantage of the expanded market opportunities it expects in 1997 and beyond. The Company's ability to benefit from its forward build and spend programs may be limited by risks and uncertainties related to competitive offerings, timing and scope of regulatory approvals, infrastructure development, continued international expansion, rights to intellectual property, and the ability of the Company to implement its overall business strategy.

Gross profit as a percentage of net sales improved from 70.9% in the three months ended September 30, 1995 to 72.1% in the three months ended September 30, 1996, and improved from 70.5% in the nine months ended September 30, 1995 to 72.9% in the nine months ended September 30, 1996. The improvement in the Company's gross margins is primarily due to the Company's U.S. cost containment programs, an increase in the percentage of international sales compared to U.S. sales, and certain benefits of converting from selling through international distributors to direct sales operations. However, the positive impact of these initiatives was partially offset by the forward spend programs discussed above, and a slight decline in average selling prices due to continuing efforts to contain healthcare costs and increased competition. Uncertainty remains with regard to future changes within the health care industry. Continued consolidation among U.S. health care providers and the trend towards managed care in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition, international markets are also being affected by economic pressure to contain health care costs. Although these factors will continue to impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

Selling, general and administrative expenses increased 40.5% from $92.8 million in the three months ended September 30, 1995 to $130.4 million in the three months ended September 30, 1996 and increased as a percentage of sales from 32.8% to 34.9% during the same periods. Selling, general and administrative expenses increased 33.0% from $265.3 million for the nine month period ended September 30, 1995 to $352.9 million for the same period in 1996. The increase in overall expense dollars reflects continued forward expansion of the Company's domestic and international sales organizations and related marketing support in anticipation of increased volume, an increase in legal expenses incurred to strengthen and defend the Company's patent position, and amortization of intangibles acquired during 1995 and 1996.

Research and development expenses increased 24.4% from $24.4 million in the third quarter of 1995 to $30.3 million in the third quarter of 1996, and 23.6% from $68.6 million in the nine month period of 1995 to $84.8 million in the nine month period of 1996. Research and development expenses decreased slightly as a percentage of net sales (8.6% in the third quarter of 1995 and 8.1% in the third quarter of 1996). The increase in dollars reflects increased spending in regulatory, clinical research and various other product development programs, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend toward more stringent regulatory oversight in countries around the world for product clearance and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, regulatory approval times for new products continues to be lengthy, a concern of medical device manufacturers generally.

Royalty expenses decreased 36.5% from $5.4 million in the third quarter of 1995 to $3.4 million in the third quarter of 1996, and 44.7% from $20.2 million in the nine month period of 1995 to $11.1 million in the nine month period of 1996. Royalty expenses decreased from approximately 1.9% of net sales in the third quarter of 1995 to 0.9% of net sales in the third quarter of 1996. The decrease in royalties is primarily attributable to a reduction in sales of certain of the Company's PTCA products that are subject to royalties.

In the nine month period of 1996, the Company recorded special charges of $128.3 million ($113.7 million net of tax) which primarily related to the merger with EPT and the acquisitions of Symbiosis and Endotech/MinTec. Charges include $96.0 million for purchased research and development, $4.6 million in direct transaction costs, and $12.2 million of estimated costs to be incurred in merging the EPT business with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The majority of the remaining $15.5 million, which is primarily non-deductible for tax purposes, represents a change in management's estimates of the merger-related charges recorded in 1995. The change to prior year estimates relates primarily to the costs of unwinding various contractual obligations and the rationalization of facilities. In the nine month period of 1995, the Company recorded special charges of $124.7 million ($112.1 million, net-of-tax) in connection with the acquisitions of SCIMED, Cardiovascular Imaging Systems (CVIS) and Vesica Medical, Inc. (Vesica). Charges included $32.6 million for purchased research and development, $21.1 million in direct transaction costs, and $71.0 million of estimated costs to be incurred in merging the SCIMED business with subsidiaries of the Company. Estimated costs included those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The special charges are determined based on formal plans approved by Company's management using the best information available to it at the time. The amounts the Company may ultimately incur may change as the plans are executed.

Interest and dividend income was $837 thousand in the third quarter of 1996 compared to $3.3 million in the third quarter of 1995, and $3.7 million for the nine month period of 1996 compared to $10.9 million for the nine month period of 1995. The decrease is primarily attributable to a decrease in the Company's average cash and marketable securities balance resulting from the use of cash to finance several of the Company's strategic acquisitions and alliances during the second half of 1995 and the first half of 1996. Interest expense increased from $1.9 million in the third quarter of 1995 to $3.5 million in the third quarter of 1996 and from $7.3 million in the nine month period of 1995 to $8.0 million in the nine month period of 1996. The increase in interest expense is primarily attributable to interest on a $100 million short term seller-financed loan associated with the acquisition of Symbiosis and the Company's issuance of commercial paper. Other income (expense), net, changed from expense of $1.6 million in the third quarter of 1995 to income of $1 thousand in the third quarter of 1996. The change is primarily attributable to net foreign exchange transaction losses recorded in the third quarter of 1995. Other income (expense), net, changed from income of $4.7 million for the nine month period in 1995 to expense of $3.7 million for the nine month period in 1996. The change for the nine month period ended September 30, 1996 relates primarily to net foreign exchange transaction losses as compared to foreign exchange transaction gains for the nine month period ended September 30, 1995.

The Company's effective tax rate improved from approximately 36.6% in the third quarter of 1995 to 33.8% in the third quarter of 1996. The effective tax rate including special charges was 50.7% for the nine month period of 1996 compared to 68.8% for the same period in 1995. The Company's effective tax rate, excluding the impact on special charges, was approximately 37.6% in the nine month period of 1995 as compared to approximately 34.5% in the nine month period of 1996. The reduction in the Company's effective tax rate, excluding the impact of special charges, is primarily due to increased business in lower tax geographies and various tax planning initiatives.

On January 22, 1996, the Company completed its merger of EPT in a stock-for-stock transaction. The transaction, which was accounted for as a pooling-of-interests, was effected through the exchange of 0.297 shares of the Company's common stock for each EPT share held. Approximately 3.4 million shares of the Company's common stock were issued in conjunction with the EPT merger.

On March 14, 1996, the Company acquired Symbiosis, formerly a wholly-owned subsidiary of American Home Products Corporation. Boston Scientific purchased Symbiosis, a developer and manufacturer of specialty medical devices, for approximately $153 million in a cash transaction. The acquisition was accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired based on their estimated fair values. This accounting treatment resulted in approximately $146 million of intangible assets that will be amortized over their estimated period of benefit. Approximately $38.7 million of the acquisition cost represented purchased research and development. The Company also recorded a deferred tax liability of approximately $38.7 million representing the tax effect of timing differences recorded as part of the acquisition.

On May 3, 1996, Boston Scientific acquired assets from Endotech/MinTec, a privately held company dedicated to the development of stent graft technology for the repair of diseased blood vessels. The Company purchased assets from Endotech/MinTec for approximately $72 million in a cash transaction. The transaction, which was accounted for under the purchase method of accounting, was financed from the Company's available cash and borrowings under its financing arrangements. The purchase price was allocated to the assets acquired based on their estimated fair values. The treatment resulted in approximately $14 million of intangible assets which will be amortized over their estimated period of benefit. Approximately $57.3 million of the acquisition cost represented purchased research and development.

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

Liquidity and Capital Resources

Cash and marketable securities totaled $83.1 million at September 30, 1996 compared to $161.2 million at December 31, 1995. Working capital decreased from $283.0 million at December 31, 1995 to $149.8 million at September 30, 1996. The decrease in cash and marketable securities is primarily attributable to approximately $225.1 million paid in conjunction with the Company's acquisitions of Symbiosis and Endotech/MinTec, capital expenditures incurred primarily to expand the Company's manufacturing and distribution facilities in Europe, cash used to repurchase the Company's common stock, payment of merger related costs and net payments on line of credit borrowings. The cash expenditures were partially offset by proceeds received in connection with the Company's initiation of a commercial paper program. The increase in accounts receivable from December 31, 1995 to September 30, 1996 is primarily due to the growth of international sales which typically have longer payment periods, the shift from international distributors to direct sales forces and the accounts receivable recorded in connection with the acquisitions of Symbiosis and Endotech/MinTec. The increase in inventory during the same period is primarily related to the Company's overall increase in sales and the shift from international distributors to direct sales forces.

In connection with the acquisitions of SCIMED, CVIS, Vesica, Meadox Medicals, Inc., Heart Technology, Inc., EPT, Symbiosis, and Endotech/MinTec, the Company recorded non-recurring and special charges of approximately $237.1 million ($195.3 million net-of-tax) and $128.3 million ($113.7 million net-of tax) during 1995 and the first half of 1996, respectively. Cash outflows to complete the balance of the Company's initiatives to integrate the businesses are estimated to be approximately $22.0 million and $32.0 million during the fourth quarter and thereafter, respectively. Additionally, the Company expects to continue to invest aggressively in building its international organization, global systems and worldwide manufacturing and distribution capacity. The Company's international strategy is subject to the economic and political risks inherent to international business, including fluctuations in currency and exchange rates, as well as risks inherent in shifting from international distributors to a direct sales force.

The Company is involved in various lawsuits, including product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in the notes to the unaudited condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. The Company has insurance coverage which management believes is adequate to protect against such product liability losses which could otherwise materially affect the Company's financial position.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the health care environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives. The Company expects its cash and cash equivalents, marketable securities, cash flows from operating activities, and borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs, at least through the end of 1997.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the new safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: a) the Company's forward build and spend programs; b) the Company's plans to continue to invest aggressively in its global systems and worldwide manufacturing and distribution capacity; c) the potential impacts of continued consolidation among health care providers, trends towards managed care, and health care cost containment; d) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; e) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; f) the process and plan for the integration of businesses acquired by the Company; and, g) the ability of the Company to meet its projected cash needs through the end of 1997. Therefore, the Company wishes to caution each reader of this report to consider carefully the specific factors discussed with each forward-looking statement in this report and other factors contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

                              OTHER INFORMATION

Item 1:   Legal Proceedings

Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the United States Federal District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's FLOWTRACK-40(TM) and RX ELIPSE(R) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has been sent to arbitration for a threshold determination of one issue covered by the November 27, 1991 Settlement Agreement (the Settlement Agreement) between the parties. The arbitration hearing was held in October 1996 and a final decision is expected by February 8, 1997.

On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. The case has also been sent to arbitration under the terms of the Settlement Agreement. The arbitration hearing was held in October 1996 and a final decision is expected by February 8, 1997.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents licensed to ACS by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

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

On November 9, 1994, Target Therapeutics, Inc. (Target) filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's VENTURE(R) and VENTURE II(TM) microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction prohibiting SCIMED from marketing or selling the accused product. On July 1, 1996, the Court of Appeals for the Federal Circuit stayed the preliminary injunction pending a decision on SCIMED's appeal of the District Court's order. The appeal is presently scheduled to be heard in early 1997.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS(TM) catheter, infringes a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS catheter or any other infringing product, monetary damages and expenses. The Company has answered, denying the allegations of the complaint.

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

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich,
Division for Patent Disputes in Munich Germany against Mintec, Inc.
Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular devise infringes a certain Cook patent. Since the purchase of the assets of Endotech/MinTec by the Company, the Company has assumed control of the litigation. The defendant's answer has not been filed.

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

On June 12, 1995, the Trustee in Bankruptcy for SMEC, Inc. filed a complaint in the U.S. Bankruptcy Court in Nashville, Tennessee alleging that a transaction between Datascope Corp. and the Company constitutes a fraudulent settlement of prior litigation among the Trustee, Datascope Corp., IABP Corp. and the Company. The complaint further alleges violation of the Racketeer Influenced and Corrupt Organizations Act. The Company has answered, denying the allegations of the complaint. By order entered October 16, 1996, the case was removed to the United States District Court for the Middle District of Tennessee Northeastern Division.

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

Item 6:   Exhibits and Reports on Form 8-K

      (a)   Exhibits

            Exhibit 11 - Computation of Earnings Per Share



                            SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1996.

                            BOSTON SCIENTIFIC CORPORATION

                            By:     /s/ Lawrence C. Best
                            Name:   Lawrence C. Best
                            Title:  Chief Financial Officer and Senior
                                    Vice President - Finance and Administration