Form 10-K
period 1996-12-31
BOSTON SCIENTIFIC CORP
filed 1997-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         ------------------------------

                                    Form 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996          Commission File No. 1-11083

                           ---------------------------
                          Boston Scientific Corporation
               (Exact name of Company as specified in its charter)

          Delaware                                      04-2695240
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          One Boston Scientific Place, Natick, Massachusetts 01760-1537 (Address, including zip code, of principal executive offices)

                                 (508) 650-8000
                (Company's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, $.01 Par Value Per Share
                                (Title of class)

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                         ------------------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and certain family trusts) of the Company was approximately $7.1 billion based on the closing price of the Common Stock as reported in the Wall Street Journal on March 14, 1997.

The number of shares outstanding of the Company's Common Stock as of March 14, 1997 was 178,760,320.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1996 Consolidated Financial Statements filed with the Securities and Exchange Commission as an exhibit hereto and the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1997 are incorporated by reference into Parts I, II and III.

                                     PART I
--------------------------------------------------------------------------------

Item 1.  BUSINESS

The Company

Boston Scientific Corporation (the "Company") is a worldwide developer, manufacturer and marketer of medical devices. The Company sells products in numerous product categories which are used by physicians to perform minimally invasive medical procedures. The Company's products are used in a broad range of interventional medical specialties, including cardiology, gastroenterology, pulmonary medicine, radiology, urology and vascular surgery. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products provide effective alternatives to traditional surgery by reducing procedural trauma, complexity, risk to the patient, cost and recovery time.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-Tech, Inc., a development company. Medi-Tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first minimally invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company which indirectly acquired Medi-Tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to $1.46 billion in 1996.

Several strategic acquisitions significantly bolstered the Company's growth over the past two years. In early 1995, the Company acquired SCIMED Life Systems, Inc. ("SCIMED"), a leading developer, manufacturer and marketer of devices used principally to treat cardiovascular disease, Cardiovascular Imaging Systems, Inc. ("CVIS"), a leading developer, manufacturer and marketer of intraluminal ultrasound imaging catheters and systems for use in the diagnosis of cardiovascular and other diseases, and Vesica Medical, Inc. ("Vesica"), a developer, manufacturer and marketer of medical devices used principally to treat a form of urinary incontinence. Later in 1995, the Company acquired Meadox Medicals, Inc. ("Meadox"), a leading developer, manufacturer and marketer of woven, knitted and collagen-sealed textile vascular prosthesis, and Heart Technology, Inc. ("Heart Technology"), the developer, manufacturer and marketer of a rotational ablation system used for the treatment of atherosclerosis in coronary and peripheral arteries. In 1996, the Company acquired EP Technologies, Inc. ("EPT"), a developer, manufacturer and marketer of electrophysiology catheters and systems used to diagnose and treat cardiac tachyarrhythmias, Symbiosis Corp., formerly a wholly-owned subsidiary of American Home Products Corporation and a developer and manufacturer of certain specialty medical devices, including the Radial Jaw(R) and Multibite(TM) biopsy forceps marketed by the Company, and certain assets of Endotech Ltd. and MinTec Inc. and certain related companies ("Endotech/MinTec") dedicated to the development and manufacture of stent grafts for the repair of diseased blood vessels.

Most recently, on January 20, 1997, the Company entered into an agreement to acquire Target Therapeutics, Inc. ("Target"), a leading developer, manufacturer and marketer of micro-catheters and other medical devices used to treat diseases of the brain associated with stroke and other disease sites accessible through small vessels of the circulatory system.

A summary of these transactions is set forth below:


                                                                   Consideration
                                                          (rounded to the nearest million)

                                                Date of           Shares      Cash      Transaction
Acquired Company           Market              Acquisition        Issued      Paid         Type
----------------           ------              -----------        ------      ----         ----
   SCIMED                cardiology          February 24, 1995     52.7        --     stock-for-stock
                                                                                      pooling transaction

   CVIS                  radiology           March 9, 1995           --       $ 94    cash purchase

   Vesica                urology             March 23, 1995          --         *     cash purchase

   Meadox                vascular surgery    November 16, 1995     10.2        --     stock-for-stock
                                                                                      pooling transaction

   Heart Technology      cardiology          December 29, 1995     11.9        --     stock-for-stock
                                                                                      pooling transaction

   EPT                   electrophysiology   January 22, 1996       3.4        --     stock-for-stock
                                                                                      pooling transaction

   Symbiosis             endoscopy           March 14, 1996          --       $153    cash purchase

   Endotech/MinTec       endovascular        May 3, 1996             --       $ 72    cash purchase
                         surgery

   Target**              neuro-              Expected to close     16.1        --     stock-for-stock
                         endovascular        on April 8, 1997                         pooling transaction
                         therapy

----------
*The purchase price is not material to the Company's financial position or results of operations and the acquisition did not have a material pro forma impact on the Company's operations.

**The consummation of this transaction is subject to certain conditions, including obtaining the approval of Target stockholders.
----------
The Company's growth has also been spurred by certain recent corporate alliances. Principal among these is the strategic alliance formed in 1995 between the Company and Medinol Ltd. ("Medinol"), an Israeli Company, which is a leading developer and manufacturer of stents. Under this alliance, the Company has the exclusive worldwide license to market Medinol's stent products, including the NIR(TM) coronary stent, which is currently being sold internationally and clinically tested in the United States.

These acquisitions and alliances have helped to round-out and fill-in gaps in the Company's product lines, allowing the Company to offer one of the broadest product lines in the world for use in minimally invasive procedures. The Company now maintains strong market share positions with respect to its products in each of the principal markets in which it competes: cardiology, radiology, endoscopy, urology, electrophysiology and vascular surgery. Following the anticipated acquisition of Target, the Company also expects to establish a leadership position in the neuro-endovascular therapy market.

The acquisitions have also helped the Company to reach a certain strategic mass which should enable it to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed-care, large buying groups and hospital consolidations. Management believes that the leadership companies of the future in the medical device industry will be those financially strong, technology driven enterprises which possess strong market shares, broad product lines, sophisticated manufacturing, and global operations with direct representation in all major markets. The Company's acquisition and globalization activities over the past two years have been directed towards these objectives.

The integration of SCIMED, CVIS, Vesica, Meadox, and Heart is substantially complete and the integration of EPT, Symbiosis, and Endotech/MinTec is expected to be substantially complete by the end of 1997. Management believes it has developed a sound plan for continuing and concluding the integration process, and that it will achieve that plan. However, in view of the number of major transactions undertaken by the Company, the dramatic changes in the size of the Company and the complexity of its organization resulting from these transactions, management also believes that the successful implementation of its plan presents a significant degree of difficulty. The failure to integrate these businesses effectively could adversely affect the Company's operating results in the near term, and could impair the Company's ability to realize the strategic and financial objectives of these transactions.

Business Strategy

The Company's mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less invasive medical devices and procedures. The Company seeks to accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development, as well as the acquisition, of new technologies which can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's strategy has been, and will continue to be, to grow by identifying those specific therapeutic and diagnostic areas which satisfy the Company's mission and provide attractive opportunities for long-term growth and by making the investments necessary to capitalize on these opportunities. Key elements of this strategy are as follows:

Product Diversity. The Company offers products in numerous product categories which are used by physicians throughout the world in a broad range of diagnostic and therapeutic vascular and nonvascular procedures throughout the body. The breadth and diversity of the Company's product lines permit medical specialists to satisfy many of their minimally invasive medical device requirements from a single source. The scope of its products and markets also reduces the

Company's vulnerability to change in the competitive, regulatory and technological environments for any single product or market.

Product Innovation. The Company maintains an aggressive product development program designed to introduce new products and applications on a regular basis. The specifications and features of new products are typically developed from market information generated through the interaction of the Company's product management teams and sales representatives with the worldwide medical community. The Company expedites the design and development of new products by leveraging its proprietary core technologies and applications knowledge across its product lines. Technological innovations developed for a particular application are often applied to procedures used in other markets served by the Company.

Focused Marketing. The Company markets its products through six principal divisions: SCIMED (cardiology), Medi-Tech (radiology), Microvasive Endoscopy (endoscopy), Microvasive Urology (urology), EPT (electrophysiology) and Meadox (vascular and endovascular surgery). Each of the Company's divisions focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and offers products to satisfy their needs. The Company believes that this focused marketing approach enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

International Presence. Maintaining and expanding its international presence is an important component of the Company's long-term growth plan. In 1996, international sales accounted for approximately 39% of the Company's net sales, up from approximately 33% in 1995 and 29% in 1994. Currently, the Company operates international manufacturing subsidiaries in the Bahamas, Denmark, France and Ireland (the Company expects to close certain of its international manufacturing operations as part of its Company-wide facilities reorganization and consolidation plans); direct marketing and sales subsidiaries in over twenty-five countries; and distribution arrangements in over fifty countries. Through its international presence, the Company seeks to increase net sales and market share, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

Active Participation in the Medical Community. The Company believes that it has excellent working relationships with physicians and others in the medical industry which enable it to gain a detailed understanding of new therapeutic and diagnostic alternatives, and to respond quickly to the changing needs of physicians and patients. The Company enhances its presence in the medical community through active participation in hundreds of medical meetings each year, by conducting comprehensive training and educational activities and through employee-authored articles in medical journals and textbooks. Each year, numerous scientific papers are published and presentations are made describing clinical applications of the Company's products. The Company believes that these activities and its advocacy positions contribute to the medical community's understanding and adoption of minimally invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

Corporate Culture. Management believes that success and leadership evolves from a motivating corporate culture which rewards achievement, respects and values individual employees and customers, and has a long-term focus on quality, technology, integrity and service. The Company believes that its success is attributable in large part to the high caliber of its employees and the Company's commitment to maintaining the values on which its success has been based.

Strategic Acquisitions and Alliances. In recent years, the Company has sought out strategic acquisitions, alliances and venture opportunities which complement or expand its existing product lines or enhance its technological position. As the healthcare environment increasingly shifts towards consolidation and managed-care, the Company expects that it will continue to make acquisitions and enter into strategic alliances consistent with its corporate mission.

Products

The Company's products are categorized as vascular or nonvascular, depending on the anatomical system and procedure in which a product is intended to be used. Generally, vascular products are employed in procedures affecting the heart and systems which carry blood, while nonvascular products are employed in procedures affecting other systems and organs. In 1996, approximately 78% of the Company's net sales were derived from its vascular business and approximately 22% from its nonvascular business. The Company's principal vascular and nonvascular products are offered in the following medical areas:

                                    Vascular

Coronary Revascularization. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. Atherosclerosis results in reduced blood flow to the muscle of the heart. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal coronary rotational atherectomy ("PTCRA").

Peripheral Vascular Intervention and Vascular Access. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of catheters used in percutaneous transluminal angioplasty ("PTA"). Additionally, the Company's peripheral vascular product line includes medical devices used in thrombolysis, which is the catheter-based delivery of clot dissolving agents directly to the site of a blood clot. The Company also markets vascular access ports as well as peripherally inserted central catheters for use in patients with impaired venous systems, such as cancer and AIDS patients.

Caval Interruption Systems. The Company markets the Greenfield(R) vena cava filter system for use in patients who are at risk of developing a pulmonary embolism due to an existing medical condition or post-surgical complications. Once the filter is implanted, circulating emboli (blood clots) are captured and held by the lattice design of the filter, allowing the clots to dissolve naturally before they can reach the pulmonary system.

Surgical and Endovascular Grafts. Following the acquisitions of Meadox and Endotech/Mintec, the Company expanded its product line to include woven, knitted and collagen-sealed textile grafts, used to repair or replace arteries which have developed aneurysms or have become partially or completely occluded by plaque, and endovascular grafts for the treatment of abdominal aortic aneurysms and peripheral occlusive diseases. Recently, the Company also started marketing a line of proprietary PTFE grafts used for AV access and the treatment of peripheral vascular diseases.

Stents. Through its alliance with Medinol, the Company markets the NIR(TM) coronary stent. The Company also markets a range of other stents for use in both vascular and non vascular applications, including the Radius(TM) self-expanding coronary stent, and the Symphony(TM) self-expanding peripheral stent.

Intraluminal Ultrasound Imaging. The Company markets a family of intraluminal catheter-directed ultrasound imaging systems for diagnostic use in blood vessels, heart chambers, coronary arteries as well as certain nonvascular systems. Intraluminal ultrasound imaging is a relatively new technique in which catheter tip ultrasound transducers provide high resolution internal images of vascular and nonvascular systems throughout the anatomy.

Electrophysiology ("EP"). The Company's electrophysiology product offerings include catheters and systems for use in minimally invasive procedures to diagnose and treat tachyarrhythmias (abnormal heart rhythms). The Company markets RF generators and steerable ablation catheters, many of which incorporate proprietary temperature monitoring and control technology, as well as a line of diagnostic and therapeutic catheters and associated accessories.

Neuro-Endovascular Therapy. The Company currently markets a line of micro-guidewires and infusion and guiding catheters to treat diseases of the neurovascular system. With the expected acquisition of Target, the Company would offer a significantly expanded product line in this market, including the Guglielmi Detachable Coil(TM) system to treat and prevent the rupture of cerebral aneurysms that are otherwise either considered to be inoperable or very high risk for surgery.

                                   Nonvascular

Esophageal, Gastric and Duodenal Intervention. The Company markets a broad range of products to diagnose, treat and palliate a variety of esophageal, gastric and duodenal diseases, including esophogitis, gastric esophageal reflux disease, portal hypertension, peptic ulcers and esophageal cancer. The Company's products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters, multiple banding devices and enteral feeding devices. The Company also markets a family of esophogeal stents designed to offer improved dilatation force and greater resistance to tumor in-growth.

Colorectal Intervention. The Company markets a line of hemostatic catheters, polypectomy snares and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer.

Pancreatico - Biliary Intervention. The Company sells a variety of products to treat, diagnose and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile and hepatic ducts. The Company's products include diagnostic catheters used with contrast medium, balloon dilatation catheters and sphincterotomes. The Company also markets a temporary biliary stent for palliation and drainage of the common bile duct.

Pulmonary Intervention. The Company markets devices to diagnose, treat and palliate chronic bronchitis and lung cancer, including pulmonary biopsy forceps and balloon catheters used to control bleeding.

Urinary Tract Intervention. The Company sells a variety of products designed primarily to treat patients with urinary stone disease. Products within this category include ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate, crush, or remove the stone; intracorporeal shock wave lithotripsy devices used to disintegrate stones ureteroscopically; ureteral stents implanted temporarily in the urinary tract to provide either short-term or long-term drainage; and a wide variety of guidewires used to gain access to a specific site.

Prostate Intervention. For the treatment of Benign Prostatic Hypertrophy ("BPH"), the Company currently markets an electro-surgical resection device designed to resect large diseased tissue sites and reduce the bleeding attributable to the resection procedure (a major cause of patient morbidity in connection with traditional surgical treatments for BPH), a prostate balloon dilatation catheter and an automatic disposable needle biopsy system, designed to take rapid core prostate biopsies. The Company also has the exclusive right to sell in Europe a microwave based thermotherapy system to treat BPH.

Urinary Incontinence. The Company markets a line of minimally invasive devices to treat female urinary incontinence. This affliction is commonly treated with an open bladder neck suspension surgical procedure. The Company's Vesica(R) system is a less invasive (percutaneous) alternative for treating incontinence caused by hypermobility that provides suspension and stabilization of the bladder neck using pelvic bone anchors and support sutures that are deployed through small incisions. Recently, the Company has expanded its incontinence product line to include sling technology to treat patients with both hypermobility and ISD incontinence.

International Operations

In 1996, international sales accounted for approximately 39% of the Company's net sales, up from approximately 33% in 1995 and 29% in 1994. Net sales, operating income and identifiable assets attributable to significant geographic areas are presented in Note O to the Company's 1996 Consolidated Financial Statements, filed with the Securities and Exchange Commission as an exhibit hereto.

Currently, the Company has direct marketing and sales operations in over twenty-five countries, including Australia, Argentina, Austria, Belgium, Canada, France, Germany, Hong Kong, Ireland, Italy, Japan, Korea, the Netherlands, Norway (which serves Norway and Finland), Singapore, Spain, Sweden, Switzerland and the United Kingdom. In the future, the Company expects to further expand its direct sales operations in Asia, Eastern Europe and Latin America, as well as other markets where it can both generate strong net sales and capture a significant market share. The Company will continue to use distributors in those smaller markets where it is not economical or strategic to establish a direct presence. In 1996, less than 4% of net sales were attributable to distributorship arrangements.

The Company has established international manufacturing operations in the Bahamas, Denmark, France and Ireland. The Company expects to close certain of its international manufacturing facilities as part of its Company-wide facilities reorganization and consolidation plans. Presently, approximately 50% of the Company's products sold internationally are manufactured at sites outside of the United States. The Company also maintains an international research and development facility in Ireland.

The Company's expanded international presence exposes it to certain financial and other risks. Principal among these is the potentially negative impact of foreign currency fluctuations on the Company's sales and expenses. Because the percentage of sales denominated in foreign currencies has been, and is expected to continue to be, somewhat greater than the percentage of expenses denominated in foreign currencies, foreign currency fluctuations may also have some impact on the Company's margins. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may also have a material impact on revenues and profits. See page F-4 of the Company's 1996 Consolidated Financial Statements filed as an exhibit hereto.

Marketing and Sales

The Company markets its products through six principal divisions, each focusing upon physicians who specialize in the diagnosis and treatment of different medical conditions.

     SCIMED: markets devices to cardiologists for the nonsurgical diagnosis and treatment of coronary vascular disease and other cardiac disorders.

     Medi-Tech:   markets therapeutic and diagnostic devices to physicians who perform interventional image-guided procedures primarily in the fields of radiology and vascular surgery.

     Microvasive  markets therapeutic and diagnostic devices which aid
     Endoscopy:   gastroenterologists and pulmonologists in performing
                  flexible endoscopy procedures involving the digestive tract and lungs.

     Microvasive  offers a broad line of therapeutic and diagnostic devices
     Urology: which aid urologists in performing ureteroscopic and other minimally invasive endoscopic procedures as well as devices to treat urinary incontinence.

     EPT: offers a line of electrophysiology catheters and systems for use by interventional electrophysiologists in the diagnosis and treatment of cardiac tachyarrhythmias.

     Meadox: markets woven, knitted and collagen-sealed vascular and endovasular grafts to vascular, cardiothoracic and general surgeons for use in patients with vessels damaged by artherosclerosis or aneurysms which need to be bypassed or replaced.

A dedicated sales force of in excess of 1,200 individuals, including over 600 in the United States, market the Company's products worldwide. This dedicated force accounts for over 96% of the Company's net sales. A network of over sixty dealers, sub-dealers and distributors who offer the Company's products in more than fifty countries worldwide accounts for the remaining sales. The Company has also established a dedicated corporate sales force focused principally on selling to major buying groups and large integrated healthcare networks.

The Company's worldwide customer base includes interventional medical specialists, including cardiologists, radiologists, gastroenterologists, urologists, gynecologists, electrophysiologists, pulmonologists and vascular surgeons. In 1996, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 1996.

The majority of the Company's customers typically place frequent, small volume orders to replace their inventory on a regular basis as specific products are used. Accordingly, the Company expects delivery to be made within a short period of time, and the Company ships more than 95% of its products within 24 hours of receiving an order. Because of this short cycle between order and shipment, the Company does not have significant backlog. The Company's six distribution facilities in Watertown, Massachusetts; Maple Grove, Minnesota; Oakland, New Jersey; Beek, The Netherlands; Tokyo, Japan and Singapore currently serve substantially all of the Company's distribution needs. In the future, the Company expects to consolidate its domestic distribution activities into its Quincy, Massachusetts site. See "Properties".

Distributed products, which consisted principally of stents, guidewires, ligating devices and other endoscopic devices, represented approximately 9% of the Company's 1996 net sales. The Company expects to continue to seek out new opportunities for distributing complementary products.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. The United States marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain healthcare costs. Although these factors will continue to impact the rate at which the Company can grow, management believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

Manufacturing; Raw Materials

The Company designs and manufactures the majority of its products in fourteen manufacturing and development facilities located in the United States, the Bahamas, Denmark, France and Ireland. (The Company expects to close certain of its international manufacturing operations as part of its Company-wide facilities reorganization and consolidation plans.) The majority of the raw materials used in the manufacture of the Company's products are off-the-shelf items readily available from several supply sources. Several items are, however, custom made for the Company to meet its specifications. The Company believes that, in most of these cases, alternative sources of supply are available or could be developed within a reasonable period of time. The Company has generally been able to obtain adequate supplies of all materials, parts and components in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components could adversely affect the Company's operations.

Competition

The Company encounters significant competition from various entities across its product lines and in each market in which its products are sold. The Company's primary competitors include C.R. Bard, Inc., Cook, Inc., Guidant Corporation, Johnson & Johnson (including its subsidiary, Cordis Corporation), Medtronic, Inc., and Pfizer, Inc., as well as a wide range of companies which sell a single or limited number of competitive products.

The Company believes that its products compete primarily on the basis of their ability to perform safely and effectively a variety of diagnostic and therapeutic procedures in a minimally invasive manner, ease of product use, product reliability and physician familiarity. In the current environment of managed care, economically motivated buyers and consolidation among U.S. health care providers, the Company has also been increasingly required to compete on the basis of cost. The Company believes that its continued competitive success will depend upon its ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain scientific personnel, obtain patent or other protection for its products, obtain required regulatory approvals, and manufacture and successfully market its products either directly or through outside parties. There can be no assurance that the Company will be able to accomplish these objectives or that it will be able to compete successfully in the future against existing or new competitors. There can also be no assurance that the Company's operating results will not be adversely affected by increased price competition.

Research and Development

The Company maintains an active program of new product and technology research and development. By leveraging the technical and applications knowledge gained in one medical specialty to other specialties, the Company believes that its product development process is accelerated and made more cost effective. Enhancements of existing products or expansions of existing product lines, which are typically developed within the Company's manufacturing and marketing operations, account for a significant portion of each year's sales growth.

The Company maintains internal research and development facilities in Natick, Massachusetts; Maple Grove, Minnesota; Oakland, New Jersey; Miami, Florida; San Jose, California; Redmond, Washington and Galway, Ireland. The Company also works with hundreds of leading research institutions, universities and clinicians around the world in evaluating, developing and clinically testing its products.

The Company believes its future success will depend upon the strength of its development efforts. There can be no assurance that the Company will continue to be successful in identifying, developing and marketing new products or enhancing its existing products, or that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

Regulation

The medical devices manufactured and marketed by the Company in the United States are subject to regulation by the FDA and, in many instances, by comparable agencies in foreign countries where these devices are manufactured or distributed. Under the Federal Food, Drug, and Cosmetic Act, as amended (the "FDC Act"), manufacturers of medical devices must comply with applicable provisions of the FDC Act and certain regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices. Under the FDC Act, devices are subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives pre-market approval by the FDA for commercial distribution in the United States.

FDA permission to distribute a new device generally can be met in one of two ways. The first, less rigorous, process applies to any new device that is substantially equivalent to a device first marketed prior to May 1976 and does not require pre-market approval ("PMA"). In this case,

FDA permission to distribute the device can be accomplished by submission of a pre-market notification submission (a "510(k) Submission"), and issuance by the FDA of an order permitting commercial distribution. A 510(k) Submission must provide information supporting its claim of substantial equivalence. If clinical data from human experience is required to support a 510(k) Submission, this data must be gathered in compliance with investigational device exemption ("IDE") regulations for investigations performed in the United States. The FDA must issue an order finding substantial equivalence before commercial distribution can occur.

This process may be completed within 90 to 150 days, but it may take much longer to satisfy FDA requests for additional information. Recently, the FDA reported the average time to complete this process was approximately 150 days. Changes to existing devices which do not significantly affect safety or effectiveness can generally be made by the Company without a 510(k) Submission.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to an existing product. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, the Company must comply with IDE regulations in connection with any clinical investigation of the device in the United States. The IDE regulations require review and approval of clinical testing protocols by an institutional review board for the participating medical institution. In addition, for significant risk devices, the FDA itself must approve the IDE. Second, the FDA must review the Company's PMA application which contains, among other things, clinical information acquired under the IDE. The PMA application also contains other information required under the FDC Act such as a full description of the device and its components; a full description of the methods, facilities and controls used for manufacturing; and proposed labeling.

The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose. Additional restrictions, including additional patient follow-up for an indefinite period of time, may be imposed by the FDA as part of the PMA approval. The FDA will subsequently publish an order approving the PMA for the device. Interested parties can file comments on the order and seek further FDA review. Although the PMA review process is required to be completed within 180 days from the date the PMA is accepted for filing, this time period is usually extended. After the Company receives PMA approval for a medical device, it may then be required to file PMA supplements for approval by the FDA of certain types of changes. Supplements to a PMA require submission of additional information needed to support the change.

The Company is also required to register with the FDA as a device manufacturer and to provide a list of devices it manufactures. The Company is inspected on a routine basis for compliance with the FDC Act and applicable regulations, in particular the FDA's Good Manufacturing Practice ("GMP") regulations. These regulations require that the Company manufacture its products and maintain its documents in a prescribed manner with respect to manufacturing, testing and control activities. Further, the Company is required to comply with various FDA requirements for labeling. The Medical Device Reporting regulation requires that the Company provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of certain Company products as well as product malfunctions that would likely cause or contribute to death or serious injury if the malfunction were to recur. In addition, the FDA prohibits an approved device from being marketed for unapproved indications. If the FDA believes the Company is not in compliance with the FDC Act or regulations, it can institute proceedings to detain or seize the Company's products, issue a recall, enjoin future violations and assess civil and criminal penalties against the Company, its officers or its employees. The FDA may proceed to ban, or request recall, repair, replacement or refund of the cost of, any device manufactured or distributed by the Company.

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the United States. Exported devices are subject to the regulatory requirements of each country to which the device is exported. In many foreign countries, all regulated medical products are treated as drugs and the majority of the Company's products are expected to be so regulated in these countries. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. The Company has achieved International Standards Organization or European Union certification for most of its United States and European manufacturing facilities. In addition, the Company is actively pursuing CE Mark qualification in anticipation of implementation of various medical device directives in the European Union.

The process of obtaining clearance to market products is costly and time-consuming and can delay the marketing and sale of the Company's products. No assurance can be given that the FDA would approve a PMA for any of the Company's new medical devices or that such approval would be received on a timely basis. Moreover, after approval is given, the FDA can later proceed to withdraw approval for a cause identified in the FDC Act. In addition, federal and state regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also subject to environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. The Company believes that compliance with such laws will not have a material impact on its financial position, results of operations, or liquidity. Given the scope and nature of such laws, there can, however, be no assurance that such laws will not have a material impact on the Company.

Third-Party Reimbursement

The Company's products are purchased by hospitals, doctors and other health care providers, who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. These third-party payors may deny reimbursement if they should determine that a device used in a procedure was not used in accordance with cost-effective treatment methods, as determined by such third-party payor, or was used for an unapproved indication. Also, third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be considered cost-effective by third-party payors, that reimbursement will be available or, if available, that the third-party payors' reimbursement policies will not adversely affect the Company's ability to sell its products profitably.

Investigation by Office of the Inspector General of Reimbursement Claims made by Certain Customers

The Office of the Inspector General (the "OIG") of the United States Department of Health and Human Services ("HHS") has initiated an investigation regarding the possible submission of improper claims to the Medicare/Medicaid programs for reimbursement for procedures using cardiovascular medical devices that were not approved for marketing by the FDA at the time of use. Beginning in June 1994, approximately 130 hospitals received subpoenas from HHS seeking information with respect to reimbursement for procedures using cardiovascular medical devices (including certain products manufactured by the Company, as well as numerous other manufacturers) that were subject to investigational exemptions or may not have been approved for marketing by the FDA at the time of use. The subpoenas also seek information regarding various types of remuneration, including payments, gifts, stock and stock options, received by the hospital or its employees from manufacturers of medical devices. Civil and criminal sanctions may be imposed against any person participating in an improper claim for reimbursement under Medicare/Medicaid. The OIG's investigation and any related change in reimbursement practices may discourage hospitals from participating in clinical trials or from including Medicare and Medicaid patients in clinical trials, which could lead to increased costs in the development of new products. The Company is not able to predict the potential outcome of this matter or when it will be resolved. There can be no assurance that the OIG's investigation or any changes in third party payors' reimbursement practices will not materially adversely affect the medical device industry in general or the Company in particular.

Patents and Proprietary Rights

The Company relies on a combination of patents, trade secrets and non-disclosure agreements to protect its intellectual property. The Company holds approximately 537 United States and 354 foreign patents and has pending approximately 531 United States and 606 foreign patent applications that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patents will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. The Company relies on non-disclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that others will not independently develop equivalent proprietary information or that third-parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry generally, particularly in the areas in which the Company competes. The Company has been, and will likely continue to be, forced to defend itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could, if such licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company. Additionally, the Company may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of such litigation will be favorable to the Company.

Product Liability

The testing, marketing and sale of human health care products entails an inherent risk of product liability claims and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company maintains product liability insurance, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company is involved in various suits arising in the normal course of business from product liability claims. The Company believes the outcome of these suits, individually and in the aggregate, will not have a material adverse effect on the Company.

Employees

As of December 31, 1996, the Company had 9,580 employees, including 6,344 in operations, 670 in administration, 857 in research and development and 1,709 in selling, marketing, distribution and related administrative support. Of these employees, 2,372 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel. Competition for qualified, skilled personnel is intense in the medical device industry. There can be no assurance that the Company will be able in the future to attract and retain such personnel.

Seasonality

The Company's business, taken as a whole, is not materially affected by seasonal factors.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the new safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, financial market conditions and future business decisions of the Company and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

Item 2.  PROPERTIES

The Company's world headquarters are in Natick, Massachusetts. It maintains additional principal administrative offices in Maple Grove, Minnesota; San Jose, California; Oakland, New Jersey and Paris, France. The Company's principal research facilities are located in Natick, Massachusetts; Maple Grove, Minnesota; Oakland, New Jersey; Miami, Florida; San Jose, California; Redmond, Washington and Galway, Ireland, and its distribution centers are located in Watertown, Massachusetts; Maple Grove, Minnesota; Oakland, New Jersey; Beek, The Netherlands; Tokyo, Japan and Singapore. The Company maintains fourteen major manufacturing facilities, ten in the United States, one in Ireland, one in France, one in the Bahamas and one in Denmark. (The Company expects to close certain of its international manufacturing operations as part of its Company-wide facilities reorganization and consolidation plans.) Many of these manufacturing facilities produce and manufacture products for more than one of the Company's divisions.

The Company owns or has long-term leases on all of its major facilities. The facilities leased from third parties are subject to leases whose terms expire, subject to renewal options, between 1997 and 2010 and whose current monthly base rental payments range from approximately $2,000 to approximately $125,000. One property in Mansfield, Massachusetts is leased from a realty trust for the benefit of the Company's Chief Executive Officer and his wife pursuant to a lease whose term expires, subject to renewal options, in 2001 and whose monthly base rental payment is approximately $38,000. The mortgage debt on this property, in the principal amount of approximately $300,000 as of December 31, 1996, is guaranteed by the Company. Some of these leases contain escalation provisions and require that the Company pay for utilities, taxes, insurance and maintenance expenses. In addition, some of these leases contain provisions which give the Company an option to purchase the property under certain conditions.

Although the Company's facilities are adequate to meet its current needs, the Company has plans to construct and acquire additional space to accommodate its growth. In keeping with this strategy, the Company completed in 1996 construction of 130,000 square feet of additional workspace at its Galway, Ireland facility, and recently began construction of an additional 180,000 square feet of workspace at the same facility. The Company commenced construction of a 248,000 square foot multi-purpose building in Maple Grove, Minnesota to help consolidate and centralize many of the Company's Minnesota operations. Similar consolidation plans are being considered for the Company's Oakland, New Jersey operations and for San Jose, California, where the Company has already commenced the consolidation of its two Sunnyvale, California operations into one 160,000 square foot leased site, and where the Company expects to lease an additional 52,000 square feet of work space. The Company also intends to expand its Miami, Florida operations by leasing an additional 140,000 square feet of workspace currently under construction adjacent to its exiting facilities. A 10.8 acre site, with an existing 318,000 square foot building located adjacent to the Company's headquarters in Natick, Massachusetts, was acquired in 1996. The Company also entered into a lease with an option to purchase a 1.3 million square foot warehouse facility in Quincy, Massachusetts for the purpose, among other things, of centralizing its domestic distribution center activities.

Item 3.  LEGAL PROCEEDINGS

Note K to the Company's 1996 Consolidated Financial Statements, appearing on pages F-21 and F-22 thereto, (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 hereto) is incorporated herein by reference.

Recent Patent Proceedings

On February 28, 1997, C.R. Bard, Inc. ("Bard") filed a suit for patent infringement against SCIMED alleging that SCIMED is infringing a patent assigned to Bard. Bard did not identify any specific SCIMED products in the complaint. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. The Company is currently evaluating the complaint.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(TM) stent relative to two European patents licensed to Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On March 18, 1997, the Company (through its subsidiary) filed a similar suit in Germany, but seeking only a declaration of noninfringement for the NIR stent relative to the two patents. Most recently, on March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, they requested relief covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Company believes that Johnson & Johnson will be filing shortly a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon.

On March 13, 1997, the Company (through its subsidiaries) also filed suits in The Netherlands and the United Kingdom, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the Company's LEAP(TM) balloon in relation to a European patent owned by Cordis Corporation, a Johnson & Johnson subsidiary.

On March 13, 1997, the Company filed a Motion to Intervene in Johnson & Johnson Interventional Systems Co. et al. v. Cook, Incorporated et al., an action in the U.S. District Court for the Southern District of Indiana. The motion seeks intervention for the purpose of modifying the present protective order to direct the Clerk of Court to retain, and the parties and their counsel not to destroy, materials and testimony assembled in that action. In addition, the Company seeks access to such materials and testimony, and access to materials filed by the parties in that action under seal. On March 17, 1997, the court temporarily stayed the return of documents from the court to the parties and ordered the parties to retain documents relating to the proceeding. A final decision is expected later in 1997.

On May 31, 1994, SCIMED filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. ("ACS"), alleging willful infringement of two of SCIMED'S U.S. patents by ACS' FLOWTRACK-40(TM) and RX ELIPSE(TM) PTCA catheters. On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED'S U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Both suits were filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. The cases were sent to consolidated arbitration for a threshold determination of one issue covered by the November 27, 1991 settlement agreement between the parties. On March 14, 1997, the arbitration panel reached a final determination in the consolidated arbitration. Pursuant to this determination, the Company expects to continue its action as to the ELIPSE product and to dismiss the actions as to the FLOWTRACK and LIFESTREAM products, as set forth in a supplemental amended complaint filed on March 24, 1997.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 1996 are as follows:

Name                       Age              Position
----                       ---              --------
John E. Abele               60     Director, Founder Chairman
Charles J. Aschauer, Jr.    68     Director, Retired Executive Vice
                                   President and Director of
                                   Abbott Laboratories
Randall F. Bellows          68     Director, Retired Executive Vice President of
                                   Cobe Laboratories, Inc.
Michael Berman              39     President--SCIMED and Group President--
                                   Cardiology Businesses
Lawrence C. Best            46     Senior Vice President--Finance &
                                   Administration and Chief Financial Officer
Joseph A. Ciffolillo        58     Director, Retired Executive Vice President
                                   and Chief Operating Officer of Boston
                                   Scientific Corporation
J. Daniel Cole              50     Senior Vice President and
                                   Group President--Vascular Businesses
James M. Corbett            38     President--Boston Scientific International
Joel L. Fleishman           62     Director, President of The Atlantic
                                   Philanthropic Service Company, Inc. and
                                   Professor of Law and Public Policy, Duke
                                   University
Lawrence L. Horsch          62     Director, Chairman of Eagle Management &
                                   Financial Corp.
Paul A. LaViolette          39     Senior Vice President and
                                   Group President--Nonvascular Businesses
C. Michael Mabrey           55     Senior Vice President--Operations
Robert G. MacLean           53     Senior Vice President--Human Resources
N.J. Nicholas, Jr.          57     Director, Private Investor
Peter M. Nicholas           55     Director, Founder, Chief Executive Officer
                                   and Chairman of the Board
Arthur L. Rosenthal         50     Senior Vice President and Chief Development
                                   Officer
Paul W. Sandman             49     Senior Vice President, Secretary and General
                                   Counsel
Dale A. Spencer             51     Director, Former Executive Vice President of
                                   Boston Scientific Corporation

Mr. Aschauer , Mr. Fleishman, Mr. Horsch and Mr. N.J. Nicholas, Jr. serve on the Audit Committee of the Company. Mr. Aschauer, Mr. Bellows and Mr. Fleishman serve on the Compensation Committee of the Company.

John E. Abele, a co-founder of the Company, has been a Director of the Company since 1979 and was Co-Chairman from 1979 to 1995. As of February 1995, Mr. Abele was elected to the position of Founder Chairman, Office of the Chairman. He was President of Medi-Tech, Inc. from 1970 to 1983 and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele received a B.A. degree from Amherst College.

Charles J. Aschauer, Jr. joined the Company in May 1992 as a Director. Mr. Aschauer has been retired since April 1989. From 1971 to 1989, Mr. Aschauer was responsible for Abbott Laboratories' Hospital Products business and retired as an Executive Vice President and director of Abbott Laboratories. Mr. Aschauer received a B.B.A. degree from Northwestern University, and a certificate in International Business Administration from Centre d'Etudes Industrielles in Geneva, Switzerland.

Randall F. Bellows joined the Company as a Director in February 1995. Mr. Bellows is a retired Founder and Executive Vice President of Cobe Laboratories, Inc., a medical device manufacturer, a post he held from 1964 to 1990, and has served as a director of Cobe since 1964. He was also a director of SCIMED from 1992 to February 1995, and of Ultimate Electronics Inc. since January 1995. Mr. Bellows received a B.A. degree from the University of Minnesota.

Michael Berman joined the Company as Vice President of Sales and Marketing of SCIMED in February 1995. In June 1995, Mr. Berman became President of SCIMED and in December 1996, he was elected to the position of Group President--Cardiology Businesses. Mr. Berman served as SCIMED's Vice President of Sales and Marketing, from January 1995 to June 1995, Vice President and Business Manager of New Modalities, from July 1993 to January 1995, and Vice President of Marketing, from July 1989 to June 1993. Mr. Berman received B.S. and M.B.A. degrees from Cornell University.

Lawrence C. Best joined the Company in August 1992 as Senior Vice President--Finance & Administration and Chief Financial Officer. Previously, Mr. Best had been a partner at Ernst & Young, certified public accountants, since 1981. From 1979 to 1981, Mr. Best served a term as a Professional Accounting Fellow in the Office of Chief Accountant at the Securities and Exchange Commission in Washington, D.C. Mr. Best received a B.B.A. degree from Kent State University.

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-Tech. In 1988, he was also named President of Microvasive, and in 1989 he became Executive Vice President and Chief Operating Officer of the Company. In 1992, Mr. Ciffolillo became a Director of the Company. In April 1996, he retired from his position as an executive officer of the Company, but continues to serve as a Director. From 1962 to 1982, Mr. Ciffolillo was employed by Johnson & Johnson in a variety of capacities, including Senior Vice President of Codman & Shurtleff, Inc., a Johnson & Johnson company, and President of Johnson & Johnson Orthopedic Company. Mr. Ciffolillo also serves as a director of CompDent Corporation, CardioThoracic Systems, Inc. and Innovasive Devices, Inc. Mr. Ciffolillo received a B.A. degree from Bucknell University and serves as a trustee for that institution.

J. Daniel Cole joined the Company as Senior Vice President and Group President--Vascular Businesses in February 1995. Previously, he had been President since 1994, Chief Operating Officer since 1993, and Executive Vice President from April 1993 to May 1994, of SCIMED. From 1990 to 1993, Mr. Cole was President of Baxter International's Edwards Critical Care Division, a manufacturer of hemodynamic and pressure monitoring products, and from 1987 to 1990 of Baxter's Minimally invasive Surgery Division, a manufacturer of vascular surgery and interventional cardiovascular products. Mr. Cole received his B.S.E. degree from the University of Kansas and a masters degree in engineering from the U.S. Naval Postgraduate School. After completing his military service as a Navy pilot, Mr. Cole earned an M.B.A. degree from the University of California at Los Angeles (UCLA).

James M. Corbett joined the Company as Vice President--International and as President--Boston Scientific International in February 1995. Previously, he served as Vice President and Business Manager of SCIMED International, from October 1992 to February 1995. Prior to joining SCIMED, Mr. Corbett served as General Manager for Baxter Japan, based in Tokyo, responsible for Baxter's Cardiovascular Business from December 1989 to October 1992, and held a series of sales and marketing positions with the Baxter/American Hospital Supply Organization from 1982 to 1989. Mr. Corbett received a B.S. degree in business from the University of Kansas.

Joel L. Fleishman joined the Company in October 1992 as a Director. Mr. Fleishman became President of The Atlantic Philanthropic Service Company, Inc. in September 1993. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President, at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was a founding director of Duke University's Terry Sanford Institute of Public Policy. Mr. Fleishman also serves as Chairman of the Board of Trustees of the Urban Institute. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an L.L.M. degree from Yale University.

Lawrence L. Horsch joined the Company as a Director in February, 1995. Previously, he had been Chairman of the Board of SCIMED from 1977 to June 1994 and a director through February 1995. Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp., a management consulting firm. He was Chairman and Chief Executive Officer of Munsingwear, Inc., an apparel company that filed for protection under Chapter 11 of the Federal Bankruptcy Code in July 1991 and emerged from bankruptcy in September 1991, from 1987 to 1990. Mr. Horsch received a B.A. degree from the University of St. Thomas and an M.B.A. degree from Northwestern University.

Paul A. LaViolette joined the Company in January 1994 as President, Boston Scientific International, and Vice President--International. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President--Nonvascular Businesses. Prior to joining the Company, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

C. Michael Mabrey joined the Company in 1987 as Vice President--Operations of the Medi-Tech division. From March 1988 to February 1989, he was the Vice President, Operations of the Medical Device Group of the Company. Mr. Mabrey is currently Senior Vice President--Operations of the Company, a position he has held since February 1989. Prior to joining the Company, Mr. Mabrey was Vice President, Operations of the Medical Products Group of Baxter Healthcare Corporation. Mr. Mabrey received a B.S. degree from Southwest Missouri State University.

Robert G. MacLean joined the Company in April 1996 as Senior Vice President--Human Resources. Prior to joining the Company, he was Vice President--Worldwide Human Resources for National Semiconductor Corporation in Santa Clara, California from October 1992 to March 1996. Mr. MacLean has held various human resources management positions in the U.S. and Europe during his career. Prior to his business endeavors, he was Economics Professor at the University of the Pacific. Mr. MacLean received his bachelor and masters degrees and completed his doctoral studies in economics from Stanford University.

N.J. Nicholas, Jr. joined the Company as a Director in October 1994. Mr. Nicholas served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. N.J. Nicholas, Jr. is a director of Xerox Corporation and of Bankers Trust New York Corporation. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Pete Nicholas, Chairman of the Board and Chief Executive Officer of the Company.

Peter M. Nicholas, a co-founder of the Company, has been the Chief Executive Officer and a Director of the Company since 1979 and Co-Chairman of the Board from 1979 to 1995. In February 1995, Mr. Nicholas was elected to the position of Chairman of the Board. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is also a trustee of Duke University. Mr. Nicholas received a B.A. degree from Duke University and an M.B.A. degree from The Wharton School of the University of Pennsylvania.

Dr. Arthur L. Rosenthal joined the Company in January 1994 as Senior Vice President and Chief Development Officer. Prior to joining the Company, he was Vice President--Research & Development, at Johnson & Johnson Medical, Inc., in Arlington, Texas, where he was responsible for new products, research, clinical, regulatory and quality assurance from April 1990 to January 1994. From August 1982 through April 1990, Dr. Rosenthal worked at Davol, Inc., a division of C.R. Bard, first as Vice President--Research & Development until June 1989, and then as Vice President--Specialty Access Products from June 1989 through April 1990. Dr. Rosenthal received his B.A. in bacteriology from the University of Connecticut, and his Ph.D. in biochemistry from the University of Massachusetts.

Paul W. Sandman joined the Company in May 1993 as Senior Vice President, Secretary and General Counsel. Prior to joining the Company, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc. (a computer company that filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in August 1992 and emerged from bankruptcy in December 1993) from March 1992 through April 1993, where he was responsible for legal affairs. Prior to March 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College, and his J.D. from Harvard Law School.

Dale A. Spencer joined the Company as a Director and Executive Vice President, Office of the Chairman, in February 1995. Previously, he had been Chairman of the Board since 1994, Chief Executive Officer since 1986, and President since 1982, of SCIMED. In March 1996, Mr.

Spencer resigned from his position as an executive officer of the Company, but continues to serve as a Director to, and a part-time employee of, the Company. Mr. Spencer received a B.S.E. degree from the University of Maine and an M.B.A. degree from Southern Illinois University.

                                     PART II
------------------------------------------------------------------------------

Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 1996 Consolidated Financial Statements (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock as reported by The Wall Street Journal on March 14, 1997 was $64.75.

Item 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 1996 Consolidated Financial Statements (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith) is incorporated herein by reference.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1996 Consolidated Financial Statements (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith) are incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries, included in the Company's 1996 Consolidated Financial Statements (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith) are incorporated herein by reference.

The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 1996 Consolidated Financial Statements (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith) are incorporated herein by reference.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
-------------------------------------------------------------------------------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

Item 11.  EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 are incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1997 are incorporated herein by reference.

                                     PART IV
-------------------------------------------------------------------------------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)(1) Financial Statements.

         The response to this portion of Item 14 is set forth under Item 8.

     (a)(2) Financial Schedules.

         The response to this portion of Item 14 is filed herewith as a separate attachment to this report.

     (a)(3) Exhibits (* documents filed herewith).

            Exhibit
               No.                          Title
            -------                         -----
              3.1  -- Second Restated Certificate of Incorporation of the
                      Company (Exhibit 3.1, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).
              3.2  -- Certificate of Amendment of the Second Restated
                      Certificate of Incorporation of the Registrant (Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).
              3.3  -- Restated By-laws of the Company (Exhibit 3.2,
                      Registration No. 33-46980).
              4.1  -- Specimen Certificate for shares of the Company's Common
                      Stock (Exhibit 4.1, Registration No. 33-46980).
              4.2  -- Description of Capital Stock contained in Exhibits 3.1,
                      3.2 and 3.3.
            *10.1  -- Boston Scientific Corporation 1992 Long-Term Incentive
                      Plan, as amended.
            *10.2  -- Boston Scientific Corporation 1992 Non-Employee
                      Directors' Stock Option Plan, as amended.
            *10.3  -- Boston Scientific Corporation 1995 Long-Term Incentive
                      Plan, as amended.
             10.4  -- SCIMED Life Systems, Inc. 1987 Non-Qualified Stock
                      Option Plan, amended and restated (Exhibit 4.3, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 23, 1991 for its 1991 Annual Meeting of Shareholders, Commission File No. 0-9301).

           Exhibit
             No.                            Title
           -------                          -----
            10.5   -- SCIMED Life Systems, Inc. 1991 Directors Stock Option
                      Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0-9301).
            10.6   -- SCIMED Life Systems, Inc. 1992 Stock Option Plan
                      (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File No. 0-9301).
            10.7   -- Heart Technology, Inc. Restated 1989 Stock Option Plan
                      (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).
            10.8   -- Heart Technology, Inc. 1992 Stock Option Plan for
                      Non-Employee Directors (Exhibit 4.6, Registration No. 33-99766 which was incorporated by reference to Exhibit
                      10.5 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).
            10.9   -- Heart Technology, Inc. 1995 Stock and Incentive Plan
                      (Exhibit 4.7, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q/A of Heart Technology for its fiscal quarter ended June 30, 1995, filed on August 30, 1995, File No. 0-19812).
            10.10  -- Cardiovascular Imaging Systems, Inc. 1987 Incentive
                      Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-93790 which was incorporated by reference to CVIS's Registration Statement on Form S-1 filed on March 11, 1992, Registration No. 33-46330).
            10.11  -- EP Technologies, Inc. 1988 Stock Plan (Exhibit 4.7,
                      Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-67020).
            10.12  -- EP Technologies, Inc. 1991 Stock Option/Stock Issuance
                      Plan (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-82140).
            10.13  -- EP Technologies, Inc. 1992 Stock Option Grant to Dr.
                      Terry E. Spraker, (Exhibit 4.8, Registration No. 33-80265 which was incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of EPT for the 1994 Fiscal Year, File No. 0-22060).
            10.14  -- EP Technologies, Inc. 1993 Stock Option/Stock Issuance
                      Plan, (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-93196).
           *10.15  -- Boston Scientific Corporation 401(k) Savings Plan, Amended
                      and Restated, Effective January 1, 1996.

           Exhibit
             No.                                Title
          --------                              -----
           *10.16  -- Boston Scientific Corporation Employee Stock Purchase
                      Plan, as amended.
           *10.17  -- Boston Scientific Corporation Deferred Compensation
                      Plan, Effective January 1, 1996.
            10.18  -- Form of Credit Agreement, dated as of June 7, 1996, among the Company, The Several Lenders and certain other parties (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, File No. 1-11083).
            10.19  -- Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).
            10.20  -- Letter Agreement, dated June 22, 1992, between the
                      Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).
            10.21  -- Employment Agreement, dated as of November 8, 1995, among the Company, SCIMED and Dale A. Spencer (Exhibit 10, Registration No. 33-88648), as amended by Amendment No. 1, dated as of November 22, 1995, to that certain Employment Agreement (Exhibit 10.19, Annual Report Form 10-K for the year ended December 31, 1995, File No. 1-11083).
            10.22  -- Change in Control Employment Agreement, dated as of
                      September 30, 1994, between SCIMED and J. Daniel Cole, including executive acknowledgment from the Company dated November 8, 1994 (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1995, File No. 1-11083).
           *10.23  -- Form of Retention Agreement between the Company and certain Executive Officers.
            10.24  -- Agreement Containing Consent Decree, dated as of February
                      23, 1995, between the Company and the Federal Trade Commission (Exhibit 10.16, Annual Report on Form 10-K
                      for the year ended December 31, 1994, File No. 1-11083).
            10.25  -- Agreement and Plan of Merger, dated as of January 20,
                      1997, among the Company, Patriot Acquisition Corp. and Target (Exhibit 2, Registration No. 333-22581).
           *11     -- Statement regarding computation of per share earnings.
           *13.1   -- The Company's 1996 Consolidated Financial Statements
                      and the inside back cover of the Company's Annual Report for the year ended December 31, 1996.
            13.2   -- Opinion of Ernst & Young LLP (included in the Company's
                      Annual Report for the year ended December 31, 1996, filed as Exhibit 13.1 hereto).
           *13.3   -- Opinion of Arthur Andersen LLP.
           *13.4   -- Opinion of Deloitte & Touche LLP.
           *13.5   -- Opinion of Price Waterhouse LLP.

           Exhibit
             No.                              Title
           -------                            -----

            *21    -- List of the Company's subsidiaries as of March 20,
                      1997. Each subsidiary does business under the corporate name indicated.
            *23.1  -- Consent of Ernst & Young LLP.
            *23.2  -- Consent of Arthur Andersen LLP.
            *23.3  -- Consent of Deloitte & Touche LLP.
            *23.4  -- Consent of Price Waterhouse LLP.
            *27.1  -- Financial Data Schedule

     (b) Reports on Form 8-K.

         The following Reports on Form 8-K were filed during the quarter ended December 31, 1996 and the quarter ended March 31, 1997:

             Current Report on Form 8-K dated January 20, 1997 announcing the Company's execution of a merger agreement with Target.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 28, 1997

                                              BOSTON SCIENTIFIC CORPORATION

                                              By: LAWRENCE C. BEST
                                              ---------------------------------
                                              Lawrence C. Best
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: March 28, 1997            /s/  JOHN E. ABELE
                                 ------------------
                                 John E. Abele
                                 Director, Founder

Dated: March 28, 1997            /s/  CHARLES J. ASCHAUER, JR.
                                 -----------------------------
                                 Charles J. Aschauer, Jr.
                                 Director

Dated: March 28, 1997            /s/  RANDALL F. BELLOWS
                                 -----------------------
                                 Randall F. Bellows
                                 Director

Dated: March 28, 1997            /s/  LAWRENCE C. BEST
                                 ---------------------
                                 Lawrence C. Best
                                 Senior Vice President--Finance and
                                 Administration and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

Dated: March 28, 1997            /s/  JOSEPH A. CIFFOLILLO
                                 -------------------------
                                 Joseph A. Ciffolillo
                                 Director


Dated: March 28, 1997            /s/  JOEL L. FLEISHMAN
                                 ----------------------
                                 Joel L. Fleishman
                                 Director

Dated: March 28, 1997            /s/  LAWRENCE L. HORSCH
                                 -----------------------
                                 Lawrence L. Horsch
                                 Director

Dated: March 28, 1997            /s/  N.J. NICHOLAS, JR.
                                 -----------------------
                                 N.J. Nicholas, Jr.
                                 Director

Dated: March 28, 1997            /s/  PETER M. NICHOLAS
                                 ----------------------
                                 Peter M. Nicholas
                                 Director, Founder, Chairman, President and
                                 Chief Executive Officer
                                 (Principal Executive Officer)

Dated: March 28, 1997            /s/  DALE A. SPENCER
                                 --------------------
                                 Dale A. Spencer
                                 Director

                          FINANCIAL STATEMENT SCHEDULE

The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 1996 Consolidated Financial Statements (contained in the Company's 1996 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith):

                 Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                     Schedule II

                        VALUATION AND QUALIFYING ACCOUNTS


                                                             Additions
                                           -----------------------------------------------
                                           Balance at       Charged to      Charged to                        Balance at
                                            Beginning       Costs and          Other                            End of
Description                                 of Period        Expenses       Accounts---     Deductions          Period
-----------                                -------------------------------------------------------------------------------
                                                                        (in thousands)
Year Ended December 31, 1996
Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectible
      amounts.............................    $6,372           $2,797          $5,183 (1)        $115 (2)       $14,237
Year Ended December 31, 1995
Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectible
      amounts.............................    $3,987           $1,789            $957 (1)        $361 (2)        $6,372
Year Ended December 31, 1994
Reserves and allowances deducted from
    asset accounts:
    Allowance for uncollectible
      amounts.............................    $2,792             $838            $392 (1)         $35 (2)        $3,987


(1) Charges for sales return allowances, net of actual sales returns. In the year ended December 31, 1996, amount includes $2,074 related to purchase accounting adjustments.

(2)  Uncollectible accounts written off, net of recoveries.


     Certain prior years' amounts have been reclassified to conform to the current years' presentation.