Form 10-Q
period 1997-03-31
BOSTON SCIENTIFIC CORP
filed 1997-05-15
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 -----------

                                  FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

      For the quarterly period ended: March 31, 1997


                       Commission file number: 1-11083


                        BOSTON SCIENTIFIC CORPORATION
                        -----------------------------
           (Exact name of registrant as specified in its charter)

                 DELAWARE                     04-2695240
                 --------                     ----------
        (State or other jurisdiction       (I.R.S. Employer
      of incorporation or organization)   Identification No.)

One Boston Scientific Place, Natick, Massachusetts       01760-1537
--------------------------------------------------       ----------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000
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

      Yes  X           No
          ---             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                            Shares Outstanding
      Class                                as of March 31, 1997
      -----                                --------------------

Common Stock, $.01 Par Value                    178,807,076

----------------------------------------------------------------------------

                                Page 1 of 23
                          Exhibit Index on Page 20

                                   Part I
                            Financial Information

Item 1. Financial Statements

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                           March 31,     December 31,
In thousands                                                 1997            1996
-------------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                                $   71,554    $   58,497
  Short-term investments                                        7,327        22,051
  Trade accounts receivable, net                              302,009       298,886
  Inventories                                                 253,654       226,213
  Deferred income taxes                                       101,675       101,064
  Prepaid expenses and other current assets                    28,216        42,167
                                                           ------------------------
      Total current assets                                    764,435       748,878

Property, plant, equipment and leaseholds, net                381,673       347,186
Intangibles, net                                              308,230       308,408
Investments and other assets                                  105,248       107,656
                                                           ------------------------
                                                           $1,559,586    $1,512,128
                                                           ========================

Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings due within one year                           $  222,806    $  240,556
  Accounts payable and accrued expenses                       147,020       148,260
  Income taxes payable                                         51,746        24,934
  Accrual related to special charges                           32,223        48,144
  Other current liabilities                                     3,201         1,929
                                                           ------------------------
      Total current liabilities                               456,996       463,823

Deferred income taxes                                          59,975        59,975
Other long-term liabilities                                    47,193        47,204

Contingent stock repurchase obligation                         24,855        24,855

Stockholders' equity:
  Preferred stock, $ .01 par value - authorized
   25,000,000 shares, none issued and outstanding
  Common stock, $ .01 par value - authorized
   300,000,000 shares, 179,101,866 shares issued
   at March 31, 1997 and at December 31, 1996                   1,791         1,791
  Additional paid-in capital                                  377,783       380,967
  Retained earnings                                           657,666       585,057
  Foreign currency translation adjustment                     (64,339)      (37,994)
  Unrealized gain on available-for-sale securities, net         7,172        10,193
  Treasury stock, at cost - 294,790 shares at March
   31, 1997 and 643,991 shares at December 31, 1996            (9,506)      (23,743)
                                                           ------------------------
      Total stockholders' equity                              970,567       916,271
                                                           ------------------------
                                                           $1,559,586    $1,512,128
                                                           ========================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three months ended
                                                         March 31,
In thousands, except per share data                   1997        1996
------------------------------------------------------------------------

Net sales                                           $399,176    $322,383
Cost of products sold                                113,207      85,634
                                                    --------------------
Gross profit                                         285,969     236,749

Selling, general and administrative expenses         139,413     104,040
Royalties                                              4,974       3,882
Research and development expenses                     33,731      25,753
Purchased research and development                                38,700
Special charges                                                   29,975
                                                    --------------------
                                                     178,118     202,350
                                                    --------------------
Operating income                                     107,851      34,399

Other income (expense):
  Interest and dividend income                           648       1,769
  Interest expense                                    (3,282)     (1,290)
  Other, net                                           3,155      (2,020)
                                                    --------------------
Income before income taxes                           108,372      32,858
Income taxes                                          35,763      33,849
                                                    --------------------
Net income (loss)                                   $ 72,609    $   (991)
                                                    ====================

Net income (loss) per common share                  $   0.40    $  (0.01)
                                                    ====================

Primary weighted average number of common shares     183,663     177,052
                                                    ====================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)

                                                            Three Months Ended March 31, 1997
                                    -------------------------------------------------------------------------------------------
                                                                                                 Net
                                                                                              Unrealized
                                       Common Stock                              Foreign       Gain On
                                    -------------------  Additional             Currency    Available-for-
                                      Shares     Par      Paid-In    Retained  Translation       Sale       Treasury
                                      Issued     Value    Capital    Earnings  Adjustment     Securities     Stock      Total
                                    -------------------------------------------------------------------------------------------
                                                            (In thousands, except share data)

Balance at December 31, 1996        179,101,866  $1,791   $380,967   $585,057   $(37,994)      $10,193      $(23,743)  $916,271
Net income                                                             72,609                                            72,609
Foreign currency translation
 adjustment                                                                      (26,345)                               (26,345)
Issuance of common stock under
 options, warrants and stock
 purchase plans                                             (9,116)                                           14,237      5,121
Tax benefit relating to incentive
 stock option and employee stock
 purchase plans                                              5,932                                                        5,932
Net change in equity investments                                                                (3,021)                  (3,021)
                                    -------------------------------------------------------------------------------------------
Balance at March 31, 1997           179,101,866  $1,791   $377,783   $657,666   $(64,339)      $ 7,172      $ (9,506)  $970,567
                                    ===========================================================================================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
In thousands                                                       1997        1996
--------------------------------------------------------------------------------------

Cash provided by operating activities                            $ 56,957    $  36,324

Investing activities:
  Purchases of property, plant, and equipment, net                (53,121)     (17,090)
  Net maturities of held-to-maturity short-term investments        14,724        3,475
  Acquisition of a business, net of cash acquired                              (53,907)
  Other                                                             2,297       (5,683)
                                                                 ---------------------
Cash used in investing activities                                 (36,100)     (73,205)

Financing activities:
  Net decrease in commercial paper                                (16,000)
  Net payments from notes payable, long-term borrowings
   and capital leases                                                (306)        (114)
  Proceeds from issuances of shares of common stock                 5,121        9,309
  Tax benefit relating to incentive stock option and employee
   stock purchase plans                                             5,932       12,794
  Other                                                                88        1,954
                                                                 ---------------------
Cash provided by (used for) financing activities                   (5,165)      23,943
Effect of foreign exchange rates on cash                           (2,635)        (315)
                                                                 ---------------------
Net increase (decrease) in cash and cash equivalents               13,057      (13,253)
Cash and cash equivalents at beginning of period                   58,497      117,321
                                                                 ---------------------
Cash and cash equivalents at end of period                       $ 71,554    $ 104,068
                                                                 =====================

Supplemental Schedule of Noncash Investing and Financing Activities:

Additional borrowings incurred in connection with the
 acquisition of a business                                                   $ 100,000


See notes to unaudited condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1997


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Accrual Related to Special Charges

At December 31, 1996, the Company had an accrual related to special charges of $66 million with respect to 1995 and 1996 business combinations. The accrual includes those remaining costs typical in merging operations and relates to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The special charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The workforce-related initiatives involve substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the businesses related to 1995 and 1996 business combinations is executed.

The activity impacting the accrual related to special charges during the first quarter of 1997, net of reclassifications made by management based on available information, is summarized in the following table:


                                       Balance at                 Balance at
                                      December 31,    Charges     March 31,
(in thousands)                            1996        Utilized       1997
----------------------------------------------------------------------------

Facilities                              $18,897       $   407      $18,490
Workforce reductions                     25,897         8,923       16,974
Contractual commitments                   8,156         5,148        3,008
Asset writedowns                          6,248         4,372        1,876
Direct transaction and other costs        6,359           882        5,477
                                        ----------------------------------
                                        $65,557       $19,732      $45,825
                                        ==================================

The plans are expected to be substantially completed by the end of 1997. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to 1995 and 1996 business combinations are estimated to be approximately $31 million.

The March 31, 1997 balance of the accrual for special charges is classified within the balance sheet as follows:

(in thousands)
---------------------------------------------------------

Accrual related to special charges                $32,223
Property, plant, equipment and leaseholds, net     10,762
Inventories                                         2,699
Other                                                 141
                                                  -------
                                                  $45,825
                                                  =======

Note C - Credit Arrangements

The Company has a $350 million revolving line of credit with a syndicate of U.S. and international banks (the Credit Agreement). Under the Credit Agreement, the Company has the option to borrow amounts at various interest rates, payable quarterly in arrears. The term of the borrowings extends through June 6, 2001; use of the borrowings is unrestricted and the borrowings are unsecured. The Credit Agreement requires the Company to maintain a minimum consolidated tangible net worth and a ratio of consolidated funded debt to consolidated tangible net worth. At March 31, 1997, the Company did not have any outstanding borrowings under the Credit Agreement.

The Company maintains a commercial paper program which is supported by the Company's Credit Agreement; outstanding commercial paper reduces available borrowings under the Credit Agreement. At March 31, 1997, the Company had approximately $197 million in commercial paper outstanding with interest rates ranging from 5.52% to 7.00%.

Note D - Inventories

The components of inventory consist of the following:

                        March 31,    December 31,
(in thousands)            1997           1996
-------------------------------------------------

Finished goods          $146,068       $125,778
Work-in-process           45,303         42,632
Raw materials             62,283         57,803
                        -----------------------
                        $253,654       $226,213
                        =======================

Note E - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 20 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. The Company did not repurchase any shares of the Company's stock during the first quarter of 1997 due to the pending acquisition of Target Therapeutics, Inc. (Target) (See Note H).

As part of the stock repurchase program, the Company sold European equity put options to an independent broker-dealer during prior years. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold. Proceeds are recorded as a reduction to the cost of the Company's treasury stock. Repurchase prices relating to put options outstanding at March 31, 1997 range from $41.10 per share to $41.75 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $25 million at March 31, 1997. At March 31, 1997, the aggregate contingent repurchase obligation has been reclassified from permanent equity and is presented as a contingent stock repurchase obligation.

Note F - Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which establishes new methods to compute earnings per share. The Company is required to adopt this statement beginning in the fourth quarter of 1997. The adoption of this standard would not have a material impact on the Company's earnings per share for the first quarters of 1997 and 1996.

Note G - Commitments and Contingencies

Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED) filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's FLOWTRACK-40(TM) and RX ELIPSE(TM) PTCA catheters. On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Both suits were filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. The cases were sent to consolidated arbitration for a threshold determination of one issue covered by the November 27, 1991 settlement agreement between the parties. On March 14, 1997, the arbitration panel reached a final determination in the consolidated arbitration. Pursuant to this determination, the Company is continuing its action as to the ELIPSE product and has dismissed the actions as to the FLOWTRACK and LIFESTREAM products.

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

On November 9, 1994, Target Therapeutics, Inc. (Target) filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's VENTURE(R) and VENTURE II(TM) microcatheters and CORDIS Corporation's (Cordis) TRANSIT(R) and RAPIDTRANSIT(TM) microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction to Target prohibiting SCIMED and CORDIS from marketing or selling the accused products. On July 1, 1996, the Court of Appeals for the Federal Circuit stayed the preliminary injunction pending a decision on SCIMED's appeal of the District Court's order. Upon the recent merger between the Company and Target, the lawsuit has been dismissed as to the Company. Subsequently, the Court of Appeals vacated the preliminary injunction. The lawsuit against Cordis will proceed in the District Court.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's Max Force TTS(TM) catheter, infringe a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS catheter or any other infringing product, monetary damages and expenses. The Company has answered, denying the allegations of the complaint.

On March 25, 1996, Cordis, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material, used in certain SCIMED catheter products, including SCIMED's BANDIT and EXPRESS PLUS catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint.

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich, Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations. Supplemental hearings are scheduled for July 1997.

On October 3, 1995, Cordis Endovascular, Inc. and Cordis filed a suit alleging patent infringement against Target Therapeutics, Inc. ("Target") alleging that Target's DASHER(R) guidewires, FASGUIDE(R) catheters and TRACKER(R) and FASTRACKER(R) guide microcatheters infringe three patents owned by Cordis. Target has answered, denying the allegations of the complaint.

On February 28, 1997, C.R. Bard, Inc. ("Bard") filed a suit for patent infringement against SCIMED alleging that SCIMED's WAVE(TM) and SURPASS(TM) catheters are infringing a patent assigned to Bard. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(TM) stent relative to two European patents licensed to Ethicon, Inc. ("Ethicon"), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On March 18, 1997, the Company (through its subsidiary) filed a similar suit in Germany, but seeking only a declaration of noninfringement for the NIR stent relative to the two patents. Most recently, on March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, they requested relief covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. Johnson & Johnson has filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon.

On March 13, 1997, the Company (through its subsidiaries) also filed suits in The Netherlands and the United Kingdom, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the Company's LEAP(TM) balloon in relation to a European patent owned by Cordis.

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

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis alleging willful infringement of four of SCIMED's U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in U.S. District Court for the District of Minnesota, Fourth District seeking monetary and injunctive relief.

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

Note H - Subsequent Event

On April 8, 1997, the Company announced the completion of its merger with Target in a tax-free stock-for-stock transaction accounted for as a pooling-of-interests. Target designs, develops, manufactures and markets catheter-based disposable and implantable medical devices used in minimally invasive procedures to treat neurovascular diseases and disorders. As a result of this merger, Target's stockholders received 1.07 shares of the Company's common stock in exchange for each share of Target common stock. Approximately 16.5 million shares of common stock were issued in connection with the Target acquisition.

Unaudited consolidated results of operations of the Company and Target for the three months ended March 31, 1997, as if the merger had been consummated as of January 1, 1997, are as follows: Net sales - approximately $424 million; Net income - approximately $76 million, and net income per share - approximately $0.38 per share. These results are prior to the effect of any adjustments that may be recorded in conjunction with merging the operations.

The restated financial data is not necessarily indicative of the operating results or financial position that would have occurred if the Target merger had been consummated during the period presented, nor is it necessarily indicative of future operating results or financial position. The effect of any changes in accounting policies is expected to be immaterial.

The Company expects to record non-recurring and special charges during the second quarter of 1997 in connection with the acquisition of Target. The amount of such charges cannot be determined until management evaluates the needs of the combined operations.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the first quarter increased 24% to $399 million as compared to $322 million in the first quarter of 1996. International revenues for the quarter were impacted by changes in foreign currency exchange rates.
Without the impact of changes in exchange rates, net sales for the first quarter increased 27%.

Net income for the first quarter of 1997 was $73 million, or $.40 per share. This compares to net income of $65 million, exclusive of non-recurring and special charges of $69 million ($66 million, net-of-tax) reported in the first quarter of 1996. The Company reported a net loss of $1 million, or $.01 per share, in the first quarter of 1996, inclusive of non-recurring and special charges.

During the first quarter, United States (U.S.) revenues increased approximately 19.4%, while international revenues, including export sales, increased approximately 31.3% compared to the same period in the prior year. International sales as a percentage of worldwide sales increased from 37.3% in the first quarter of 1996 to 39.5% in the first quarter of 1997. The increase in international sales reflects results from the Company's strategy to build its international organization. International sales during the first quarter were negatively impacted compared to the first quarter of 1996 by approximately $11 million of unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen.

Gross profit as a percentage of net sales decreased from 73.4% in the first quarter of 1996 to 71.6% in the first quarter of 1997. The decrease in the Company's gross margins is primarily due to a shift in the Company's product sales mix, a decline in average selling prices due to continuing pressure on healthcare costs and increased competition, and the negative impact of unfavorable foreign exchange rate movements discussed above. In addition, since the second half of 1996, the Company's gross margins reflect the impact of increased reserves for inventory build resulting principally from the opening of a new distribution center in Europe, new product launches, and transferring international manufacturing from several sites in Europe to Ireland. However, the negative impact of the above conditions was partially offset by the Company's U.S. cost containment programs and an increase in the percentage of international sales compared to U.S. sales. The Company's future gross margins may be impacted by its ability to effectively manage its inventory levels and mix. The Company has also initiated a number of cost savings programs which may offset, in part, other declines in gross margin that may occur.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain health care costs. Although these factors will continue to impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

Selling, general and administrative expenses increased 34.0% from $104 million in the first quarter of 1996 to $139 million in the first quarter of 1997 and increased as a percentage of sales from 32.3% to 34.9%, respectively. The increase reflects continued expansion of the Company's domestic and international sales organizations and related marketing support.

Royalty expenses increased from $4 million in the first quarter of 1996 to $5 million in the first quarter of 1997 and remained approximately 1.2% of net sales. The increase in overall expense dollars is due primarily to royalties due under several strategic alliances the Company initiated in the first quarter of 1997 and in prior years.

Research and development expenses increased 31.0% from $26 million in the first quarter of 1996 to $34 million in the first quarter of 1997 and increased as a percentage of sales from 8.0% to 8.5%, respectively. The increase in dollars reflects increased spending in regulatory, clinical research and various other product development programs, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, regulatory approval times for new products continue to be lengthy, a concern of medical device manufacturers generally.

During 1996, the Company accelerated its forward build and spend programs so as to be in a position to take advantage of the expanded market opportunities it expects in 1997 and beyond. The programs impacted the Company's manufacturing, selling, general and administrative costs. During the first quarter of 1997, the Company's operating income, excluding special charges and purchased research and development, increased 4.6% from the first quarter of 1996 compared to a 24% increase in sales. These results were in line with internal expectations and reflect an expense infrastructure that has not yet been absorbed by revenue growth. Management believes that it will take a number of quarters to earn off the elevated cost structure. The Company's ability to benefit from its forward build and spend programs may be limited by risks and uncertainties related to competitive offerings, timing and scope of regulatory approvals, infrastructure development, continued international expansion, rights to intellectual property, and the ability of the Company to implement its overall business strategy.

Interest and dividend income was $648 thousand in the first quarter of 1997 compared to $2 million in the first quarter of 1996. The decrease is primarily attributable to a decrease in the Company's average cash and marketable securities balance resulting from the use of cash to finance several of the Company's recent acquisitions and alliances. Interest expense increased from $1 million in the first quarter of 1996 to $3 million in the first quarter of 1997. The increase in interest expense is primarily attributable to the Company's issuance of commercial paper. Other income (expense), net, changed from expense of $2 million in the first quarter of 1996 to income of $3 million in the first quarter of 1997. The change is primarily attributable to a net gain of approximately $4 million recognized on sales of equity investments in the first quarter of 1997.

As Boston Scientific has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations.
In addition, because the percentage of sales denominated in foreign currencies has been and is expected to continue to be somewhat greater than the percentage of expenses denominated in foreign currencies, foreign currency fluctuations in the first quarter of 1997, have had, and may continue to have, an impact on margins.

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments. The Company does not engage in speculation. The Company's foreign exchange contracts, which totaled approximately $120 million at March 31, 1997, should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts offset losses and gains on the assets and liabilities being hedged. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. Further, any significant changes in the political, regulatory or economic environments where the Company conducts international operations may have a material impact on revenues and profits.

The Company's effective tax rate, excluding the impact of non-recurring and special charges, improved from approximately 35.5% in the first quarter of 1996 to 33.0% in the first quarter of 1997. The reduction in the Company's effective tax rate, excluding the impact of special charges, is primarily due to increased business in lower tax geographies and other tax initiatives.

Liquidity and Capital Resources

Cash and marketable securities totaled $79 million at March 31, 1997 compared to $81 million at December 31, 1996. Cash flows from operating activities during the first quarter of 1997 were positively impacted by the timing of tax payments. In this regard, tax payments made during the second quarter of 1997 are expected to be significantly greater than paid during the first quarter of 1997. Working capital improved from $285 million at December 31, 1996 to $307 million at March 31, 1997. The decrease in cash and short-term investments is primarily attributable to capital expenditures incurred to expand the Company's manufacturing and distribution facilities, payment of merger related costs and net payments on the Company's outstanding balance under its commercial paper program. Cash expenditures during the first quarter of 1997 were almost entirely offset by proceeds from normal operating activities. The slight increase in accounts receivable from December 31, 1996 to March 31, 1997 is primarily due to the shift from international distributors to direct sales forces.

During the second quarter of 1997, in order to satisfy the Company's systematic stock repurchase plan, the Company expects to repurchase approximately 1.7 million shares of its common stock to be used to satisfy obligations pursuant to its employee benefit and incentive plans.

In connection with the 1995 and 1996 acquisitions, the Company recorded non-recurring and special charges. Cash outflows to complete the balance of the Company's initiative to integrate the businesses are estimated to be substantially completed by the end of 1997 and to be approximately $31 million. Additionally, the Company expects to record non-recurring and special charges during the second quarter of 1997 in connection with the acquisition of Target. The amount of such charges cannot be determined until management evaluates the needs of the combined operations.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives and/or make additional investments in existing relationships. In early April 1997, the Company invested an additional $23 million in Medinol Ltd. which will be recorded using the equity method of accounting. In addition, the Company expects to incur capital expenditures of approximately $250 million to $300 million in 1997, including construction of additional manufacturing and distribution space and development of a global information system. The Company is pursuing additional financing facilities of approximately $200 million, although there are no assurances that the financing can be obtained. The Company expects its cash and cash equivalents, short-term investments, cash flows from operating activities, and projected borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs at least through the end of 1997.

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

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the new safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: a) the Company's ability to effectively manage its inventory levels and mix; b) the potential impact of continued consolidation among healthcare providers, trends towards managed care, and healthcare cost containment; c) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves;
d) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; e) the Company's ability to absorb its forward build and spend programs over a number of quarters; f) the Company's ability to realize benefits from its cost savings programs; g) the potential effect of foreign currency fluctuations on revenues, expenses and margins; h) the purchase of shares pursuant to the Company's systematic stock repurchase plan; i) the process and plans for the integration of businesses acquired by the Company; j) the Company's continued focus on strategic inititatives; k) the Company's plans to continue to invest aggressively in its global systems and worldwide manufacturing and distribution capacity; and, l) the ability of the Company to meet its projected cash needs through the end of 1997. Therefore, the Company wishes to caution each reader of this report to consider carefully the specific factors discussed with each forward-looking statement in this report and other factors contained in the Company's filings with the Securities and Exchange Commission as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.


                                   Part II
                              Other Information

Item 1:   Legal Proceedings

          Note G - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.


Item 6:   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                Exhibit 11 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule

          (b) The following reports were filed during the quarter ended March 31, 1997:



   Form 8-K      Date of Event                   Description
   --------      -------------                   -----------

    Item 7      January 20, 1997    Execution of Agreement and Plan of
                                    Merger with Target Therapeutics, Inc.


                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1997.

                                       BOSTON SCIENTIFIC CORPORATION

                                       By:     /s/ Lawrence C. Best
                                               --------------------------------
                                       Name:   Lawrence C. Best
                                       Title:  Chief Financial Officer and
                                               Senior Vice President - Finance
                                               and Administration