Form 10-Q
period 1997-06-30
BOSTON SCIENTIFIC CORP
filed 1997-08-14
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                             -------------------

                                  FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

      For the quarterly period ended: June 30, 1997


                       Commission file number: 1-11083


                        BOSTON SCIENTIFIC CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              DELAWARE                                04-2695240
   ---------------------------------             -------------------
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

One Boston Scientific Place, Natick, Massachusetts   01760-1537
--------------------------------------------------   ----------
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000
                                                     --------------

-------------------------------------------------------------------------------

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

      Yes  X        No
          ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                 Shares Outstanding
                Class                            as of June 30, 1997
                -----                            -------------------
     Common Stock, $.01 Par Value                    194,157,387

-------------------------------------------------------------------------------



                                   Part I
                            Financial Information


Item 1. Financial Statements


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)


                                                                      June 30,      December 31,
In thousands, except share and per share data                            1997           1996
------------------------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                                           $   54,141     $   72,175
  Short-term investments                                                  32,178         45,606
  Trade accounts receivable, net                                         361,876        321,025
  Inventories                                                            306,558        236,670
  Deferred income taxes                                                   97,865         97,364
  Prepaid expenses and other current assets                               56,586         43,977
                                                                      -------------------------
      Total current assets                                               909,204        816,817

Property, plant, equipment and leaseholds                                608,014        529,933
  Less: accumulated depreciation and amortization                        186,311        167,631
                                                                      -------------------------
                                                                         421,703        362,302

Intangibles, net                                                         320,104        319,762
Investments and other assets                                              91,041         86,164
                                                                      -------------------------
                                                                      $1,742,052     $1,585,045
                                                                      =========================

Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings due within one year                                      $  350,265     $  240,556
  Accounts payable and accrued expenses                                  210,537        163,784
  Income taxes payable                                                                   27,403
  Accrual related to special charges                                     107,781         48,144
  Other current liabilities                                                4,892          1,929
                                                                      -------------------------
      Total current liabilities                                          673,475        481,816

Accrual related to special charges                                        10,166
Deferred income taxes                                                     59,975         59,975
Other long-term liabilities                                               48,829         48,139

Stockholders' equity:
  Preferred stock, $ .01 par value - authorized 25,000,000 shares, none issued and outstanding
  Common stock, $ .01 par value - authorized 300,000,000 shares,
   195,611,491 shares issued at June 30, 1997 and at
   December 31, 1996                                                       1,956          1,956
  Additional paid-in capital                                             451,129        437,074
  Contingent stock repurchase obligation                                   7,095         24,855
  Retained earnings                                                      622,591        574,051
  Foreign currency translation adjustment                                (73,747)       (37,964)
  Unrealized gain on available-for-sale securities, net                   16,411         18,886
  Treasury stock, at cost -1,454,104 shares at June 30, 1997
   and 643,991 shares at December 31, 1996                               (75,828)       (23,743)
                                                                      -------------------------
      Total stockholders' equity                                         949,607        995,115
                                                                      -------------------------
                                                                      $1,742,052     $1,585,045
                                                                      =========================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                    Three months ended         Six months ended
                                                          June 30,                 June 30,
In thousands, except per share data                   1997        1996         1997        1996
-------------------------------------------------------------------------------------------------

Net sales                                           $473,749    $379,237     $904,280    $722,790
Cost of products sold                                131,455     101,386      252,512     193,341
                                                    ---------------------------------------------
Gross profit                                         342,294     277,851      651,768     529,449

Selling, general and administrative expenses         157,031     124,102      308,994     234,321
Royalties                                              5,388       4,293       11,286       8,680
Research and development expenses                     41,006      33,822       79,704      63,431
Special charges                                      157,841      73,666      157,841     142,341
                                                    ---------------------------------------------
                                                     361,266     235,883      557,825     448,773
                                                    ---------------------------------------------
Operating income (loss)                              (18,972)     41,968       93,943      80,676

Other income (expense):
  Interest and dividend income                           956       1,457        1,994       3,835
  Interest expense                                    (3,353)     (3,213)      (6,651)     (4,794)
  Other, net                                          (1,686)     (1,148)         251      (3,223)
                                                    ---------------------------------------------
Income (loss) before income taxes                    (23,055)     39,064       89,537      76,494
Income taxes                                           3,841      25,975       40,997      61,215
                                                    ---------------------------------------------
Net income (loss)                                   $(26,896)   $ 13,089     $ 48,540    $ 15,279
                                                    =============================================

Net income (loss) per common share                  $  (0.14)   $   0.07     $   0.25    $   0.08
                                                    =============================================

Primary weighted average number of common shares     194,702     199,490      197,694     199,373
                                                    =============================================


See notes to unaudited condensed consolidated financial statements.



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholder's Equity
(Unaudited)

                                                               Six Months Ended June 30, 1997
                              -------------------------------------------------------------------------------------------------
                                                                                                 Unrealized
                                                                                                   Gain on
                                                                 Contingent            Foreign   Available-
                                   Common Stock       Additional   Stock              Currency    for-Sale
                              -----------------------  Paid-In   Repurchase Retained Translation Securities, Treasury
                              Shares Issued Par Value  Capital   Obligation Earnings Adjustment      Net      Stock     Total
                              -------------------------------------------------------------------------------------------------
                                                              (In thousands, except share data)

Balance at December 31, 1996   195,611,491   $1,956    $437,074   $ 24,855  $574,051  $(37,964)    $18,886   $(23,743) $995,115
Net income                                                                    48,540                                     48,540
Foreign currency translation
 adjustment                                                                            (35,783)                         (35,783)
Issuance of common stock
 under options, warrant and
 stock purchase plans                                   (12,486)                                               29,373    16,887
Purchase of common stock for
 treasury                                                                                                     (82,014)  (82,014)
Sale of stock repurchase
 obligation                                              (7,095)     7,095                                        556       556
Expiration of stock
 repurchase obligation                                   24,855    (24,855)
Tax benefit relating to
 stock option and employee
 stock purchase plans                                     8,781                                                           8,781
Net change in equity
 investments                                                                                        (2,475)              (2,475)
                               ------------------------------------------------------------------------------------------------
Balance at June 30, 1997       195,611,491   $1,956    $451,129   $  7,095  $622,591  $(73,747)    $16,411   $(75,828) $949,607
                               ================================================================================================


See notes to unaudited condensed consolidated financial statements.



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
In thousands                                                       1997         1996
---------------------------------------------------------------------------------------

Cash provided by operating activities                            $  67,863    $  26,709

Investing activities:

  Purchases of property, plant, and equipment, net                (109,583)     (50,755)
  Acquisition of businesses, net of cash acquired                              (241,493)
  Net maturities of held-to-maturity short-term investments         18,232       18,400
  Net purchases of available-for-sale securities                    (4,399)      (4,424)
  Payments for acquisitions of and/or investments in
   certain technologies                                            (23,700)      (3,229)
  Other                                                            (13,119)      (3,074)
                                                                 ----------------------
Cash used in investing activities                                 (132,569)    (284,575)

Financing activities:
  Net increase in commercial paper                                  93,950      235,000
  Net proceeds (payments) on notes payable and
   capital leases                                                   12,020      (28,696)

  Proceeds from issuances of shares of common stock, net of
   tax benefits                                                     25,668       36,823
  Acquisition of treasury stock, net of proceeds from
   put options                                                     (81,458)     (58,543)
  Other                                                                 25          737
                                                                 ----------------------
Cash provided by financing activities                               50,205      185,321
Effect of foreign exchange rates on cash                            (3,533)      (1,118)
                                                                 ----------------------
Net decrease in cash and cash equivalents                          (18,034)     (73,663)
Cash and cash equivalents at beginning of period                    72,175      134,831
                                                                 ----------------------
Cash and cash equivalents at end of period                       $  54,141    $  61,168
                                                                 ======================


See notes to unaudited condensed consolidated financial statements.



Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1997


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Acquisitions

On April 8, 1997, the Company completed its merger with Target Therapeutics, Inc. (Target) in a tax-free stock-for-stock transaction accounted for as a pooling-of-interests. As a result, the unaudited condensed consolidated financial statements have been restated for all periods presented. In conjunction with this merger, Target's stockholders received 1.07 shares of the Company's common stock in exchange for each share of Target common stock. Approximately 16.5 million shares of common stock were issued in connection with the Target acquisition.

Separate results of the combining entities for the six months ended June 30, 1996 are as follows:


                                                       Combined
                             Boston                     Boston
(In millions)              Scientific     Target      Scientific
----------------------------------------------------------------

Net sales                     $680         $ 43         $ 723
Net income (loss)               23           (8)           15


Target's net sales and net income for the three months ended March 31, 1997 were approximately $31 million and $2 million, respectively.

Note C - Merger-Related Charges and Expenses

In the second quarter of 1997, the Company recorded special charges of $158 million ($117 million, net-of-tax). Charges include $12 million for purchased research and development recorded in conjunction with accounting for the Company's additional investment in Medinol Ltd., $16 million in direct transaction costs and $96 million of estimated costs to be incurred in merging the separate operating businesses of Target with subsidiaries of the Company. Estimated costs include those typical in a merging of operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset writedowns and other integration costs. The remaining amounts represent primarily adjustments to merger-related and special charges recorded in 1996 and 1995 based on actual costs incurred or changes in estimates (approximately $15 million) and writedowns of assets in connection with the Company's implementation of a global information system.

The special charges are determined based on formal plans approved by the Company's management using the best information available to it at the time. The workforce-related initiatives have involved substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the plans are executed.

The activity impacting the accrual related to special charges during the first six months of 1997, net of reclassifications made by management in prior years based on available information, is summarized in the following table:


                                        Balance at       Charges to   Charges     Balance at
(In millions)                        December 31, 1996   Operations   Utilized   June 30, 1997
----------------------------------------------------------------------------------------------

Facilities                                $ 19             $   6        $  3         $  22
Workforce reductions                        26                14          14            26
Contractual commitments                      8                53           9            52
Asset writedowns                             6                24          12            18
Direct transaction and other costs           6                49          18            37
                                          ------------------------------------------------
                                          $ 65             $ 146        $ 56         $ 155
                                          ================================================

Most of the plans are expected to be completed by the end of 1998. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to all business combinations consummated since 1994 are estimated to be approximately $118 million.

The June 30, 1997 balance of the accrual for special charges is classified within the balance sheet as follows:


(In millions)
--------------------------------------------------------------

Accrual related to special charges - current             $ 108
Property, plant, equipment and leaseholds, net              23
Accrual related to special charges - non-current            10
Inventories                                                 13
Other                                                        1
                                                         -----
                                                         $ 155
                                                         =====

Note D - Credit Arrangements

At December 31, 1996, the Company had a $350 million revolving line of credit with a syndicate of U.S. and international banks. In June 1997, the Company increased its maximum worldwide borrowings provided under an amended and restated credit agreement to $500 million with a similar syndicate of banks (the Credit Agreement). Under the Credit Agreement, the Company has the option to borrow amounts at various interest rates, payable quarterly in arrears. The term of the borrowings extends through June 2002; use of the borrowings is unrestricted and the borrowings are unsecured. The Credit Agreement requires the Company to maintain a specific ratio of consolidated funded debt (as defined) to consolidated tangible net worth (as defined) plus consolidated funded debt. At June 30, 1997, the Company did not have any outstanding borrowings under the Credit Agreement.

The Company maintains a commercial paper program which is supported by the Company's Credit Agreement; outstanding commercial paper reduces available borrowings under the Credit Agreement. At June 30, 1997, the Company had approximately $306 million in commercial paper outstanding with interest rates ranging from 5.82% to 5.98%.

Note E - Inventories

The components of inventory consist of the following:


                            June 30,       December 31,
(In millions)                 1997            1996
-------------------------------------------------------

Finished goods               $ 167           $ 129
Work-in-process                 50              45
Raw materials                   90              63
                             ---------------------
                             $ 307           $ 237
                             =====================

Note F - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 20 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. During the second quarter of 1997, the Company repurchased approximately 1.6 million shares of its common stock under its systematic plan at a net cost of $81 million.

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold. Proceeds are recorded as a reduction to the cost of the Company's treasury stock. During the second quarter of 1997, put options issued in 1996 for 600,000 shares expired. Additionally, the Company sold put options for 129,000 shares during the second quarter and received proceeds of approximately $556,000. The repurchase price relating to put options outstanding at June 30, 1997 is $55 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $7 million at June 30, 1997.

Note G - Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", which
establishes new methods to compute earnings per share.   The Company is
required to adopt this statement beginning in the fourth quarter of 1997. The adoption of this standard would not have a material impact on the Company's earnings per share.

Note H - Commitments and Contingencies

Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., have alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. The parties have made cross motions for summary judgment on various aspects of the case. The Company ceased marketing its Synergy catheters in August 1996.

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

On June 10, 1997, SCIMED filed in the U.S. District Court for the Northern District of California a suit for patent infringement against ACS alleging willful infringement of a SCIMED patent by ACS's COMET(TM) PTCA catheters. SCIMED is seeking monetary and injunctive relief. ACS has moved to dismiss, or in the alternative, to stay the action pending arbitration of a threshold determination covered by the November 27, 1991 settlement agreement between the parties.

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

On October 3, 1995, Cordis Endovascular, Inc. and Cordis filed a suit alleging patent infringement against Target Therapeutics, Inc. (Target) alleging that Target's DASHER(R) guidewires, FASGUIDE(R) catheters and TRACKER(R) and FASTRACKER(R) guide microcatheters infringe three patents owned by Cordis. Target has answered, denying the allegations of the complaint.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS catheter or any other infringing product, monetary damages and expenses. After a jury trial in June 1997, the jury returned a verdict finding that the Company infringed the Bard patent and awarded damages to Bard in the amount of $10.8 million. No judgment has been entered pending trial on the Company's claim that the patent was obtained by inequitable conduct. The Company intends to appeal any judgment entered on the jury verdict.

On February 28, 1997, C.R. Bard, Inc. (Bard) filed a suit for patent infringement against SCIMED alleging that SCIMED's WAVE(TM) and SURPASS(TM) catheters are infringing a patent assigned to Bard. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Trial is scheduled for December 1997.

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich, Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations. Hearings were held in January and July 1997. A decision is expected in September 1997.

On March 25, 1996, Cordis, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material, used in certain SCIMED catheter products, including SCIMED's BANDIT and EXPRESS PLUS catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is scheduled for March 1998.

On March 13, 1997, the Company (through its subsidiaries) filed suits in The Netherlands and the United Kingdom, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the Company's LEAP(TM) balloon in relation to a European patent owned by Cordis. On July 18, 1997, Cordis Corporation sued various subsidiaries of the Company in the Netherlands alleging that the Company's Leap (TM) balloon products infringed a different, newly-issued European patent of Cordis. Cordis has requested cross-border relief in the Netherlands, Germany, France, the United Kingdom and Italy. A hearing has been scheduled for November 1997.

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis alleging willful infringement of four of SCIMED's U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in U.S. District Court for the District of Minnesota, Fourth District seeking monetary and injunctive relief. Cordis has answered, denying the allegations of the complaint.

On December 13, 1996, the Superior Court of the State of Arizona granted the motion of Impra, Inc. (Impra), to add the Company as an additional defendant in Impra's case against Endomed, Inc. Impra (now a subsidiary of C.R. Bard, Inc.) alleges that Endomed, Inc. misappropriated certain Impra trade secrets and that the Company acted in concert with Endomed to utilize the technology. On the same date, Endomed and the Company were preliminarily enjoined, among other things, from any further use or disclosure of the technology. The Company has answered, denying the allegations of the complaint.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(TM) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On March 18, 1997, the Company (through its subsidiary) filed a similar suit in Germany, but seeking only a declaration of noninfringement for the NIR stent relative to the two patents. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, they requested relief covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. Johnson & Johnson has filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. A hearing on Johnson & Johnson's request for provisional cross-border relief on both patents is scheduled for September 1997.

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

On June 16, 1997, BSC and SCIMED filed a suit against Johnson & Johnson, Ethicon, Inc. and Johnson & Johnson International Systems Co. (Johnson & Johnson) in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of noninfringement for the NIR(TM) stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. Johnson & Johnson has responded with a motion to dismiss the suit.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the second quarter of 1997 increased 25% to $474 million as compared to $379 million in the second quarter of 1996. International revenues for the quarter were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the second quarter increased approximately 28%. The Company reported a net loss of $27 million, or $.14 per share, in the second quarter of 1997, inclusive of merger-related and special charges of $158 million ($117 million, net-of-tax). This compares to net income of $13 million, or $.07 per share, in the second quarter of 1996, inclusive of merger-related and special charges of $74 million ($61 million, net-of-tax). Net income, exclusive of merger-related and special charges, increased 22% to $90 million in the second quarter of 1997 from $74 million in the second quarter of 1996.

Net sales for the six month period ended June 30, 1997 increased 25% to $904 million as compared to $723 million in the first half of 1996.
International revenues for the six month period ended June 30, 1997 were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the first half of 1997 increased approximately 28%. The Company reported net income of $49 million for the six month period ended June 30, 1997, inclusive of merger-related and special charges of $158 million ($117 million, net-of-tax). This compares to net income of $15 million in the six month period ended June 30, 1996, inclusive of merger-related and special charges of $142 million ($128 million, net-of-tax). Net income, exclusive of merger-related and special charges, increased 16% to $166 million in the first half of 1997 from $143 million in the first half of 1996.

During the second quarter, United States (U.S.) revenues increased approximately 18%, while international revenues, including export sales, increased approximately 35% compared to the same period in the prior year. International sales as a percentage of worldwide sales increased from 40% in
the second quarter of 1996 to 43% in the second quarter of 1997.   Revenues
in the United States increased approximately 19% during the first six months of 1997 compared to the same period of the prior year. International revenues, including export sales, increased approximately 35% during the first six months of 1997 compared to the same period in the prior year.

Gross profit as a percentage of net sales decreased from 73.3% in the second quarter of 1996 to 72.3% in the second quarter of 1997, and decreased from 73.3% in the six months ended June 30, 1996 to 72.1% in the six months ended June 30, 1997. The decrease in the Company's gross margin percentage is primarily due to a shift in the Company's product sales mix and a decline in average selling prices due to continuing pressure on healthcare costs and increased competition. In addition, since the second half of 1996, the Company's gross margins and inventory levels reflect the impact of increased inventory and reserves for inventory resulting principally from the opening of a new distribution center in Europe, new product launches, and transferring international manufacturing from several sites in Europe to Ireland. However, the negative impact of the above conditions was partially offset by the Company's U.S. cost containment programs and an increase in the percentage of international sales compared to U.S. sales. The Company's future gross margins may be impacted by its ability to effectively manage its inventory levels and mix. The Company has also initiated a number of cost savings programs which may offset, in part, other declines in gross margin.

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

Selling, general and administrative expenses increased 27% from $124 million in the second quarter of 1996 to $157 million in the second quarter of 1997 and remained 33% of sales. Selling, general and administrative expenses increased 32% from $234 million to $309 million from the first six months of 1996 to 1997, respectively. The increase reflects continued expansion of the Company's domestic and international sales organizations and related marketing support.

Royalty expenses increased 26% from $4 million in the second quarter of 1996 to $5 million in the second quarter of 1997, and 30% from $9 million in the first six months of 1996 to $11 million in the first six months of 1997. Royalty expenses remained approximately 1% of net sales. The increase in overall expense dollars is due primarily to royalties due under several strategic alliances the Company initiated in the first half of 1997 and in prior years.

Research and development expenses increased 21% from $34 million in the second quarter of 1996 to $41 million in the second quarter of 1997, and 26% from $63 million in the first six months of 1996 to $80 million in the first six months of 1997. Research and development expenses remained 9% of sales. The increase in dollars reflects increased spending in regulatory, clinical research and various other product development programs, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, regulatory approval times for new products continue to be lengthy, a concern of medical device manufacturers generally.

During 1996, the Company accelerated certain spending programs so as to be in a position to take advantage of the expanded market opportunities it expects in 1997 and beyond. The programs impacted the Company's manufacturing, selling, general and administrative costs. During the second quarter of 1997, the Company's operating income, excluding merger-related and special charges, increased 20% from the second quarter of 1996 compared to a 25% increase in sales. These results were in line with internal expectations and reflect an expense infrastructure that has not yet been absorbed by revenue growth. Management believes that it will take a number of quarters to earn off the elevated cost structure. The Company's ability to benefit from these accelerated spending programs may be limited by risks and uncertainties related to competitive offerings, timing and scope of regulatory approvals, infrastructure development, continued international expansion, rights to intellectual property, and the ability of the Company to implement its overall business strategy.

Interest and dividend income was $1 million in both the second quarter of 1997 and the second quarter of 1996, and $2 million in the first six months of 1997 compared to $4 million in the first six months of 1996. The decrease is primarily attributable to a decrease in the Company's average cash and marketable securities balance resulting from the use of cash to finance several of the Company's recent acquisitions and alliances. Interest expense remained unchanged from $3 million in the second quarter of 1996 to the second quarter of 1997, and increased from $5 million in the first six months of 1996 to $7 million in the first six months of 1997. The increase in interest expense is primarily attributable to the Company's issuance of commercial paper. Other income (expense), net, increased from expense of $1 million in the second quarter of 1996 to expense of $2 million in the second quarter of 1997. Other income (expense), net, changed from expense of $3 million in the first six months of 1996 to income of $251 thousand in the first six months of 1997. The change is primarily attributable to a net gain of approximately $6 million recognized on sales of equity investments recorded in the first half of 1997.

As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins. The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments. The Company does not engage in speculation. The Company's foreign exchange contracts, which totaled approximately $86 million at June 30, 1997, should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. Further, any significant changes in the political, regulatory or economic environments where the Company conducts international operations may have a material impact on revenues and profits.

The Company's effective tax rate, excluding the impact of merger-related and special charges, improved from approximately 34% in the second quarter of 1996 to 33% in the second quarter of 1997. The Company's effective tax rate, excluding the impact of merger-related and special charges, improved from approximately 35% in the first six months of 1996 to 33% in the first six months of 1997. The reduction in the Company's effective tax rate, excluding the impact of special charges, is primarily due to increased business in lower tax geographies and certain tax planning initiatives.

Liquidity and Capital Resources

Cash and marketable securities totaled $86 million at June 30, 1997 compared to $118 million at December 31, 1996. Working capital was reduced from $335 million at December 31, 1996 to $236 million at June 30, 1997. The decrease in cash and marketable securities is primarily attributable to cash used to repurchase the Company's common stock, capital expenditures incurred to expand the Company's manufacturing and distribution facilities, additional strategic investments, tax payments and payments of merger-related costs. Cash expenditures during the first half of 1997 were partially offset by proceeds from normal operating activities and additional borrowings under the Company's financing arrangements. The increase in accounts receivable from December 31, 1996 to June 30, 1997 is primarily due to an increase in international sales that tend to have longer payment periods than domestic sales. Refer to the future cash impact of special charges as referenced in the notes to the unaudited condensed consolidated financial statements.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives and/or make additional investments in existing relationships. In addition, the Company expects to incur capital expenditures of approximately $100 million to $150 million during the remainder of 1997, including construction of additional manufacturing and distribution space and development of a global information system. During July 1997, the Company borrowed an additional 6 billion yen (the equivalent of approximately $52 million) under a five-year fixed rate financing arrangement. The Company expects its cash and cash equivalents, short-term investments, cash flows from operating activities, and projected borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs, at least through the end of 1997.

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

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: a) the Company's ability to effectively manage its inventory levels and mix; b) the Company's ability to realize benefits from its cost savings programs; c) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, and healthcare cost containment; d) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves;
e) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; f) the Company's ability to absorb certain spending programs over a number of quarters and to take advantage of expanded market opportunities; g) the potential effect of foreign currency fluctuations on sales and expenses and on the Company's hedge transactions; h) the process and plans for the integration of businesses acquired by the Company; i) the Company's continuing focus on strategic initiatives and existing relationships; j) the Company's plans to continue to invest aggressively in its global information system and worldwide manufacturing and distribution capacity; and, k) the ability of the Company to meet its projected cash needs through the end of 1997. Therefore, the Company wishes to caution each reader of this report to consider carefully the specific factors discussed with each forward-looking statement in this report and other factors contained in the Company's filings with the Securities and Exchange Commission as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.


                              OTHER INFORMATION

Item 1:  Legal Proceedings

Note H - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.


Item 4:  Submissions of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on May 6, 1997, to consider and vote upon proposals to elect three Class II Directors of the Company to hold office until the 2000 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal. John E. Abele, Joel L. Fleishman and Lawrence L. Horsch were elected as Class II Directors of the Company by a vote of 152,729,971, 152,885,213, and 152,826,728 for, respectively, and 1,485,537, 1,330,295, and 1,338,780 withheld, respectively.

Item 5.  Other Events

On April 8, 1997, Patriot Acquisition Corp., a wholly owned subsidiary of the Company, was merged (the "Merger") with and into Target Therapeutics, Inc. ("Target"). The Merger was approved by the shareholders of Target at a special meeting on April 8, 1997. As a result of the Merger, Target became a wholly owned subsidiary of the Company. The Merger is accounted for as a pooling of interests and qualifies as a tax free reorganization. Target's shareholders received 1.07 shares of the Company's common stock in exchange for each share of Target common stock. Approximately 16.5 million shares of the Company's common stock were issued in connection with the Merger.

A copy of the Company's press release announcing the completion of the Merger is filed as an exhibit hereto and incorporated herein by reference.

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 10.1 - Form of Amended and Restated Credit Agreement dated June 10, 1997 among the Company, The Several Lenders and certain other parties.

              Exhibit 11   - Computation of Earnings Per Share

              Exhibit 27   - Financial Data Schedule

              Exhibit 99.1   - Press Release dated April 8, 1997



                                  SIGNATURE
                                  ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1997.


                                       BOSTON SCIENTIFIC CORPORATION


                                       By:  /s/ Lawrence C. Best
                                       ----------------------------------------
                                       Name:  Lawrence C. Best
                                       Title:  Chief Financial Officer and
                                               Senior Vice President -
                                               Finance and Administration