Form 10-Q
period 1997-09-30
BOSTON SCIENTIFIC CORP
filed 1997-11-14
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

      For the quarterly period ended: September 30, 1997


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

      Yes  X              No
         -----               -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                      Shares Outstanding
       Class                                       as of September 30, 1997
       -----                                       ------------------------

Common Stock, $.01 Par Value                                194,616,695

----------------------------------------------------------------------------

                                   Part I
                            Financial Information

Item 1. Financial Statements


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)


                                                  September 30,   December 31,
In thousands, except share and per share data         1997            1996
------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                         $   54,269     $   72,175
  Short-term investments                                42,670         45,606
  Trade accounts receivable, net                       385,555        321,025
  Inventories                                          362,964        236,670
  Deferred income taxes                                 94,044         97,364
  Prepaid expenses and other current assets             61,081         43,977
                                                    -------------------------
    Total current assets                             1,000,583        816,817

Property, plant, equipment and leaseholds              652,398        529,933
  Less: accumulated depreciation and amortization      196,315        167,631
                                                    -------------------------
                                                       456,083        362,302
Intangibles, net                                       319,388        319,762
Investments and other assets                            81,777         86,164
                                                    -------------------------
                                                    $1,857,831     $1,585,045
                                                    =========================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)


                                                            September 30,    December 31,
In thousands, except share and per share data                    1997              1996
-----------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings due within one year                              $  365,908      $  240,556
  Accounts payable and accrued expenses                          213,287         163,784
  Income taxes payable                                                            27,403
  Accrual related to special charges                              83,075          48,144
  Other current liabilities                                        5,463           1,929
                                                              --------------------------
    Total current liabilities                                    667,733         481,816

Long-term debt                                                    49,855
Accrual related to special charges                                 9,037
Deferred income taxes                                             59,975          59,975
Other long-term liabilities                                       49,538          48,139

Stockholders' equity:
  Preferred stock, $ .01 par value - authorized
   25,000,000 shares, none issued and outstanding
  Common stock, $ .01 par value - authorized
   300,000,000 shares, 195,611,491 shares issued
   at September 30, 1997 and at December 31, 1996                  1,956           1,956
  Additional paid-in capital                                     432,470         437,074
  Contingent stock repurchase obligation                          18,295          24,855
  Retained earnings                                              707,641         574,051
  Foreign currency translation adjustment                        (85,015)        (37,964)
  Unrealized gain on available-for-sale securities, net           22,158          18,886
  Treasury stock, at cost - 994,796 shares at September 30,
   1997 and 643,991 shares at December 31, 1996                  (75,812)        (23,743)
                                                              --------------------------
    Total stockholders' equity                                 1,021,693         995,115
                                                              --------------------------
                                                              $1,857,831      $1,585,045
                                                              ==========================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                   Three months ended       Nine months ended
                                                      September 30,           September 30,
In thousands, except per share data                 1997        1996        1997         1996
---------------------------------------------------------------------------------------------

Net sales                                         $474,773    $395,788   $1,379,053   $1,118,578
Cost of products sold                              135,907     111,224      388,419      304,565
                                                  ----------------------------------------------
Gross profit                                       338,866     284,564      990,634      814,013

Selling, general and administrative expenses       165,239     136,455      474,233      370,776
Royalties                                            5,918       3,911       17,204       12,591
Research and development expenses                   43,358      35,075      123,062       98,506
Special charges                                                             157,841      142,341
                                                  ----------------------------------------------
                                                   214,515     175,441      772,340      624,214
                                                  ----------------------------------------------
Operating income                                   124,351     109,123      218,294      189,799

Other income (expense):
  Interest and dividend income                         745       1,266        2,739        5,101
  Interest expense                                  (2,978)     (3,503)      (9,629)      (8,297)
  Other, net                                         4,057         587        4,308       (2,636)
                                                  ----------------------------------------------
Income before income taxes                         126,175     107,473      215,712      183,967
Income taxes                                        37,770      36,239       78,767       97,454
                                                  ----------------------------------------------
Net income                                        $ 88,405    $ 71,234   $  136,945   $   86,513
                                                  ==============================================

Net income per common share                       $   0.44    $   0.36   $     0.69   $     0.43
                                                  ==============================================

Primary weighted average number of common shares   200,986     198,988      198,791      199,245
                                                  ==============================================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders'  Equity
(Unaudited)


                                                           Nine Months Ended September 30, 1997
                       ------------------------------------------------------------------------------------------------------------
                                                                                                  Unrealized
                                                                                                    Gain on
                                                              Contingent               Foreign    Available-
                             Common Stock         Additional    Stock                  Currency    for-Sale
                       ------------------------     Paid-In   Repurchase  Retained   Translation  Securities,   Treasury
                       Shares Issued  Par Value     Capital   Obligation  Earnings   Adjustment       Net         Stock      Total
-----------------------------------------------------------------------------------------------------------------------------------
                                                                (In thousands, except share data)

Balance at
 December 31, 1996     195,611,491     $1,956     $437,074     $24,855   $574,051    $(37,964)     $18,886    $(23,743)  $  995,115
Net income                                                                136,945                                           136,945
Foreign currency
 translation adjustment                                                               (47,051)                              (47,051)
Issuance of common
 stock under options,
 warrant and stock
 purchase plans                                    (47,799)                (3,355)                              98,860       47,706
Purchase of common
 stock for treasury                                                                                           (152,437)   (152,437)
Sale of stock
 repurchase obligation                             (18,295)     18,295                                           1,508       1,508
Expiration of stock
 repurchase obligation                              24,855     (24,855)
Tax benefit relating
 to stock option and
 employee stock
 purchase plans                                     36,635                                                                   36,635
Net change in equity
 investments                                                                                         3,272                    3,272
                       ------------------------------------------------------------------------------------------------------------
Balance at
 September 30, 1997    195,611,491     $1,956     $432,470     $18,295   $707,641    $(85,015)     $22,158    $(75,812)  $1,021,693
                       ============================================================================================================


See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                Nine Months Ended
                                                                  September 30,
In thousands                                                    1997        1996
----------------------------------------------------------------------------------

Cash provided by operating activities                         $ 64,841    $ 87,851

Investing activities:
  Purchases of property, plant, and equipment, net            (159,746)    (94,590)
  Acquisition of businesses, net of cash acquired                         (241,493)
  Net maturities of held-to-maturity short-term investments     28,093      20,133
  Net (purchases of) proceeds from available-for-sale
   securities                                                   (3,287)      4,405
  Payments for acquisitions of and/or investments in
   certain technologies                                        (40,603)     (3,229)
  Other                                                         (8,251)     (2,492)
                                                              --------------------
Cash used in investing activities                             (183,794)   (317,266)

Financing activities:
  Net increase in commercial paper                             130,060     199,746
  Proceeds from long-term borrowings                            52,005
  Net payments on notes payable and capital leases              (9,795)    (28,571)
  Proceeds from issuances of shares of common stock,
   net of tax benefits                                          84,341      58,776
  Acquisition of treasury stock, net of proceeds from
   put options                                                (150,929)    (63,832)
  Other                                                             25         433
                                                              --------------------
Cash provided by financing activities                          105,707     166,552
Effect of foreign exchange rates on cash                        (4,660)     (1,969)
                                                              --------------------
Net decrease in cash and cash equivalents                      (17,906)    (64,832)
Cash and cash equivalents at beginning of period                72,175     134,831
                                                              --------------------
Cash and cash equivalents at end of period                    $ 54,269    $ 69,999
                                                              ====================


See notes to unaudited condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1997

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Acquisitions

On April 8, 1997, the Company completed its merger with Target Therapeutics, Inc. (Target) in a tax-free stock-for-stock transaction accounted for as a pooling-of-interests. As a result, the unaudited condensed consolidated financial statements have been restated for all periods presented. In conjunction with this merger, Target's stockholders received 1.07 shares of the Company's common stock in exchange for each share of Target common stock. Approximately 16.5 million shares of the Company's common stock were issued in connection with the Target acquisition.

Separate results of the combining entities for the nine months ended September 30, 1996 are as follows:


                                              Combined
                       Boston                  Boston
(In millions)        Scientific    Target    Scientific
-------------------------------------------------------

Net sales            $1,054          $65        $1,119
Net income (loss)        91           (4)           87


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

The activity impacting the accrual related to special charges during the first nine months of 1997, net of reclassifications made by management in prior years based on available information, is summarized in the following table:


                                     Balance at                              Balance at
                                     December 31,  Charges to    Charges   September 30,
(In millions)                            1996      Operations   Utilized        1997
----------------------------------------------------------------------------------------

Facilities                               $19          $  8         $ 5         $ 22
Workforce reductions                      26            24          19           31
Contractual commitments                    8            53          28           33
Asset writedowns                           6            27          15           18
Direct transaction and other costs         6            34          24           16
                                         ------------------------------------------
                                         $65          $146         $91         $120
                                         ==========================================


Most of the plans are expected to be completed by the end of 1998. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to all business combinations consummated since 1994 are estimated to be approximately $80 million.

At September 30, 1997, the balance of the accrual for special charges is classified within the balance sheet as follows:


(In millions)
----------------------------------------------------------

Accrual related to special charges - current           $83
Property, plant, equipment and leaseholds, net          23
Accrual related to special charges - non-current         9
Other assets                                             5
                                                      ----
                                                      $120
                                                      ====

Note D - Credit Arrangements

At December 31, 1996, the Company had a $350 million revolving line of credit with a syndicate of U.S. and international banks. In June 1997, the Company increased its maximum worldwide borrowings provided under an amended and restated credit agreement to $500 million with a similar syndicate of banks (the Credit Agreement). Under the Credit Agreement, the Company has the option to borrow amounts at various interest rates, payable quarterly in arrears. The term of the borrowings extends through June 2002; use of the borrowings is unrestricted and the borrowings are unsecured. The Credit
Agreement requires the Company to maintain a specific ratio of consolidated funded debt (as defined) to consolidated tangible net worth (as defined) plus consolidated funded debt. At September 30, 1997, the Company did not have any outstanding borrowings under the Credit Agreement.

The Company maintains a commercial paper program that is supported by the Company's Credit Agreement; outstanding commercial paper reduces available borrowings under the Credit Agreement. At September 30, 1997, the Company had approximately $343 million in commercial paper outstanding with interest rates ranging from 5.72% to 6.45%.

During July 1997, the Company borrowed an additional 6 billion yen (the equivalent of approximately $52 million) under a five-year fixed interest rate (2.22%) financing arrangement with a syndicate of Japanese banks, all of which is outstanding at September 30, 1997.

Note E - Inventories

The components of inventory consist of the following:



                   September 30,    December 31,
(In millions)          1997             1996
------------------------------------------------

Finished goods         $203             $129
Work-in-process          45               45
Raw materials           115               63
                       ---------------------
                       $363             $237
                       =====================


Note F - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 20 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. During the second and third quarters of 1997, the Company repurchased approximately 1.6 million and 1.1 million shares, respectively, of its common stock under its systematic plan at a net cost of $151 million. Previously, a total of 6.2 million shares of the Company's common stock was repurchased under the program.

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold. Proceeds are recorded as a reduction to the cost of the Company's treasury stock. During the second quarter of 1997, put options issued in 1996 for 600,000 shares expired. Additionally, the Company sold put options for 129,000 and 200,000 shares during the second and third quarters, respectively, and received proceeds of $1,508,000. At September 30, 1997, the repurchase price relating to put options outstanding ranged from $55 per share to $56 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $18 million at September 30, 1997.

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

Note H - Commitments and Contingencies

Beginning in 1993, Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Company subsequently amended its complaint to seek a declaratory judgment that the patent is unenforceable. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. In October, 1997, the District Court granted the Company's motion for summary judgment on noninfringement, and ruled that the Company cannot litigate the issues of validity and enforceability, which had previously been litigated by SCIMED Life Systems, Inc. (SCIMED), the Company's subsidiary. The Company is considering filing an appeal. The Company ceased marketing its Synergy catheters in August 1996.

On May 31, 1994, SCIMED filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's FLOWTRACK-40(TM) and RX ELIPSE(TM) PTCA catheters. On November 17, 1995, SCIMED filed a suit for patent infringement against ACS, alleging willful infringement of three of SCIMED's U.S. patents by the ACS RX LIFESTREAM(TM) PTCA catheter. Both suits were filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. The cases were sent to consolidated arbitration for a threshold determination of one issue covered by the November 27, 1991 settlement agreement between the parties. On March 14, 1997, the arbitration panel reached a final determination in the consolidated arbitration. Pursuant to this determination, the Company is continuing its action as to the ELIPSE product and has dismissed the actions as to the FLOWTRACK and LIFESTREAM products. Trial is scheduled to begin in late 1998 or early 1999.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents licensed to ACS by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is scheduled to begin in November 1998.

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is scheduled to begin in November 1998.

On June 10, 1997, SCIMED filed in the U.S. District Court for the Northern District of California a suit for patent infringement against ACS alleging willful infringement of two SCIMED patents by ACS's COMET(TM) PTCA catheters. SCIMED was seeking monetary and injunctive relief. The lawsuit has been dismissed without prejudice pending arbitration relating to a threshold determination covered by the November 27, 1991 settlement agreement between the parties.

On December 15, 1995, the Company and SCIMED filed a suit for restraint of trade, unfair competition and conspiracy to monopolize against ACS and the Schneider companies, alleging certain violations of state and federal antitrust laws arising from the improper prosecution, enforcement and cross-licensing of U.S. patents relating to rapid exchange balloon dilatation angioplasty catheters. Suit was filed in the U.S. District Court for the District of Massachusetts and seeks monetary, declaratory and injunctive relief. In October 1997, the court granted the defendants' motion to dismiss. The Company is considering filing an appeal.

SCIMED has accused ACS' RX MULTILINK(TM) stent delivery systems and ACS' ROCKET(TM) PTCA catheters of infringing a SCIMED patent. The parties are engaged in arbitration relating to a threshold determination under the November 27, 1991 settlement agreement. The hearing in the arbitration is scheduled to begin on May 11, 1998. If SCIMED is successful in the arbitration, it intends immediately to commence patent infringement litigation to enforce its rights under this patent against ACS.

On September 16, 1997, ACS filed a suit for patent infringement against the Company and SCIMED, alleging that SCIMED's REBEL(TM) PTCA catheter infringes two U.S. patents licensed to ACS and one U.S. patent owned by ACS. Suit was filed in the U.S. District Court for the Northern District of California seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have yet to answer the complaint, but intend to vigorously defend against ACS' allegations.

On November 9, 1994, Target Therapeutics, Inc. (Target) filed a lawsuit in the U.S. District Court for the Northern District of California alleging that SCIMED's VENTURE(R) and VENTURE II(TM) microcatheters and CORDIS Corporation's (Cordis) TRANSIT(R) and RAPIDTRANSIT(TM) microcatheters infringe a patent assigned to Target. On May 2, 1996, the District Court entered an order granting a preliminary injunction to Target prohibiting SCIMED and CORDIS from marketing or selling the accused products. On July
1, 1996, the Court of Appeals for the Federal Circuit stayed the preliminary injunction pending a decision on SCIMED's appeal of the District Court's order. Upon the recent merger between the Company and Target, the lawsuit has been dismissed as to the Company. Subsequently, the Court of Appeals vacated the preliminary injunction. The lawsuit against Cordis is proceeding in the District Court.

On October 3, 1995, Cordis Endovascular, Inc. and Cordis filed a suit alleging patent infringement against Target Therapeutics, Inc. (Target) alleging that Target's DASHER(R) guidewires, FASGUIDE(R) catheters and TRACKER(R) and FASTRACKER(R) guide microcatheters infringe three patents owned by Cordis. Target has answered, denying the allegations of the complaint.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the Max Force TTS catheter or any other infringing product, monetary damages and expenses. After a jury trial in June 1997, the jury returned a verdict finding that the Company infringed the Bard patent and awarded damages to Bard in the amount of $10.8 million. No judgment has been entered pending trial on the Company's claim that the patent was obtained by inequitable conduct. The Company intends to appeal any judgment entered on the jury verdict. The Company no longer markets the accused device.

On February 28, 1997, C.R. Bard, Inc. (Bard) filed a suit for patent infringement against SCIMED alleging that SCIMED's WAVE(TM) and SURPASS(TM) catheters are infringing a patent assigned to Bard. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. The case is not currently scheduled for trial.

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations. A court decision has been postponed until December 10, 1997.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits in The Netherlands and the United Kingdom, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. The United Kingdom suit has been dismissed for lack of controversy.

On July 18, 1997, Cordis Corporation sued various subsidiaries of the Company in The Netherlands alleging that the Company's LEAP balloon products infringed a different, newly-issued European patent of Cordis. Cordis has requested cross-border relief, including injunctive relief, in The Netherlands, Germany, France, the United Kingdom and Italy. A hearing has been scheduled for November 25, 1997.

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis alleging willful infringement of four of SCIMED's U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, Fourth District, seeking monetary and injunctive relief. Cordis has answered, denying the allegations of the complaint. Trial is scheduled for November 1998.

On December 13, 1996, the Superior Court of the State of Arizona granted the motion of Impra, Inc., to add the Company as an additional defendant in Impra's case against Endomed, Inc. Impra (now a subsidiary of C.R. Bard, Inc.) alleges that Endomed, Inc. misappropriated certain Impra trade secrets and that the Company acted in concert with Endomed to utilize the technology. On the same date, Endomed and the Company were preliminarily enjoined, among other things, from any further use or disclosure of the technology. The Company has answered, denying the allegations of the complaint. Trial is scheduled to begin in January 1998.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(TM) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On March 18, 1997, the Company (through its subsidiary) filed a similar suit in Germany, but seeking only a declaration of noninfringement for the NIR stent relative to the two patents. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson has appealed this decision with respect to one of the patents. A hearing on Johnson & Johnson's request for permanent cross-border relief is expected to be held in the Spring of 1998.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that its NIR stent infringes one of Ethicon's patents. A hearing is scheduled for June 1998.

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

On June 16, 1997, the Company and SCIMED filed a suit against Johnson & Johnson, Ethicon, Inc. and Johnson & Johnson International Systems Co. (Johnson & Johnson) in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of noninfringement for the NIR stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. The Company subsequently amended its complaint to add a third patent. In October, 1997, Johnson & Johnson's motion to dismiss the suit was denied. Johnson & Johnson has answered, denying the allegations of the complaint, and counterclaiming for patent infringement. Johnson & Johnson has also moved to tranfer the action to the U.S. District Court for the District of Delaware, where it has commenced a separate patent infringement action relative to the NIR stent. (See below.) The Company opposes the motion. Trial is scheduled for November 1998.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has yet to answer the complaint, but intends to vigorously defend against Johnson & Johnson's allegations.

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the third quarter of 1997 increased 20% to $475 million as compared to $396 million in the third quarter of 1996. International revenues for the quarter were adversely impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the third quarter increased approximately 24%. Net income for the third quarter increased 24% to $88 million, or $.44 per share, as compared to net income of $71 million, or $.36 per share, in the third quarter of 1996.

Net sales for the nine-month period ended September 30, 1997 increased 23% to $1,379 million as compared to $1,119 million in the same period of 1996. International revenues for the nine-month period ended September 30, 1997 were adversely impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the nine-month period ended September 30, 1997 increased approximately 27%. The Company reported net income of $137 million for the nine-month period ended September 30, 1997, inclusive of merger-related and special charges of $158 million ($117 million, net-of-tax). This compares to net income of $87 million in the nine-month period ended September 30, 1996, inclusive of merger-related and special charges of $142 million ($128 million, net-of-tax). Net income, exclusive of merger-related and special charges, increased 19% to $254 million in the nine-month period ended September 30, 1997 from $214 million in the same period of 1996.

During the third quarter, United States (U.S.) revenues increased approximately 18%, while international revenues increased approximately 22% compared to the same period in the prior year. International sales as a percentage of worldwide sales increased from 41% in the third quarter of
1996 to 42% in the third quarter of 1997.   Revenues in the United States
increased approximately 19% during the first nine months of 1997 compared to the same period of the prior year. International revenues increased approximately 30% during the first nine months of 1997 compared to the same period in the prior year.

Gross profit as a percentage of net sales decreased from 71.9% in the third quarter of 1996 to 71.4% in the third quarter of 1997, and decreased from 72.8% in the nine months ended September 30, 1996 to 71.8% in the nine months ended September 30, 1997. The decrease in the Company's gross margin percentage is primarily due to a shift in the Company's product sales mix and a decline in average selling prices due to continuing pressure on healthcare costs and increased competition. In addition, since the second half of 1996, the Company's gross margins and inventory levels reflect the impact of increased inventory and reserves for inventory resulting principally from new product launches and transferring international manufacturing from several sites in Europe to Ireland. However, the negative impact of the above conditions was partially offset by the Company's U.S. cost containment programs. The Company's future gross margins may be impacted by its ability to effectively manage its inventory levels and mix. The Company recognizes its inventory levels are relatively high and will continue to evaluate the adequacy of its reserves for inventory. Increases to these reserves would have a negative impact on gross margins. The Company's cost savings programs may offset, in part, declines in gross margin.

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

Selling, general and administrative expenses remained approximately 35% of net sales while increasing 21% from $136 million in the third quarter of 1996 to $165 million in the third quarter of 1997. Selling, general and administrative expenses increased 28% from $371 million in the first nine months of 1996 to $474 million in the first nine months of 1997. The increase reflects continued expansion of the Company's domestic and international sales and distribution organizations.

Royalty expenses remained at approximately 1% of sales while increasing 51% from $4 million in the third quarter of 1996 to $6 million in the third quarter of 1997, and 37% from $13 million in the first nine months of 1996 to $17 million in the first nine months of 1997. The increase in overall royalty expense dollars is due primarily to royalties due under several strategic alliances the Company initiated in the first nine months of 1997 and in prior years.

Research and development expenses increased 24% from $35 million in the third quarter of 1996 to $43 million in the third quarter of 1997, and 25% from $99 million in the first nine months of 1996 to $123 million in the first nine months of 1997. Research and development expenses remained at 9% of sales. The increase in research and development dollars reflects increased spending in regulatory, clinical research and various other product development programs, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, regulatory approval times for new products continue to be lengthy, a concern of medical device manufacturers generally.

During 1996, the Company accelerated certain spending programs so as to be in a position to take advantage of the expanded market opportunities it
expected in the remainder of 1996 and beyond.   The programs impacted the
Company's manufacturing, selling, general and administrative costs.   During
the third quarter of 1997, the Company's operating income increased 14% from the third quarter of 1996 compared to a 20% increase in sales. These results were below internal expectations and reflect an expense infrastructure that has not yet been fully absorbed by revenue growth. Management believes that it will take a number of quarters to earn off the elevated cost structure.
The Company's ability to benefit from these accelerated spending programs may be limited by risks and uncertainties related to competitive offerings, timing and scope of regulatory approvals, foreign exchange rates, infrastructure development, continued international expansion, rights to intellectual property, and the ability of the Company to implement its overall business strategy.

Interest and dividend income was $1 million in both the third quarter of 1997 and the third quarter of 1996, and $3 million in the first nine months of 1997 compared to $5 million in the first nine months of 1996. The decrease is primarily attributable to a decrease in the Company's average cash and marketable securities balance resulting from the use of cash to fund the Company's working capital and finance several of the Company's recent acquisitions and alliances. Interest expense remained at approximately $3 million in the third quarters of 1997 and 1996, and increased approximately $1 million to $10 million in the first nine months of 1997 from the first nine months of 1996. The overall increase in interest expense is primarily attributable to a higher outstanding balance related to the Company's issuance of commercial paper, while the decrease in the third quarter from the prior year is related to the capitalization of interest on asset construction programs. Other income (expense), net, increased from income of $1 million in the third quarter of 1996 to income of $4 million in the third quarter of 1997. Other income (expense), net, changed from expense of $3 million in the first nine months of 1996 to income of $4 million in the first nine months of 1997. The changes are primarily attributable to net gains on sales of equity investments of approximately $5 million and $11 million recorded in the third quarter of 1997 and the first nine months of 1997, respectively, as compared to net gains of approximately $1 million recognized during the same periods of 1996.

As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins. The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments. The Company does not engage in speculation. The Company's foreign exchange contracts, which totaled approximately $161 million at September 30, 1997, should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. Further, any significant changes in the political, regulatory or economic environments where the Company conducts international operations may have a material impact on revenues and profits.

The Company's effective tax rate improved from approximately 34% in the third quarter of 1996 to 30% in the third quarter of 1997. The tax rate in the third quarter of 1997 benefited from the cumulative year to date impact of reducing the estimated 1997 rate from 33% to 32%. The Company's effective tax rate, excluding the impact of merger-related and special charges, improved from approximately 34% in the first nine months of 1996 to 32% in the first nine months of 1997. The reduction in the Company's effective tax rate, excluding the impact of special charges, is primarily due to increased business in lower tax geographies and certain tax planning initiatives.

Liquidity and Capital Resources

Cash and short-term investments totaled $97 million at September 30, 1997 compared to $118 million at December 31, 1996. Working capital was reduced slightly from $335 million at December 31, 1996 to $333 million at September 30, 1997. The decrease in cash and marketable securities is primarily attributable to cash used to repurchase the Company's common stock, capital expenditures incurred to expand the Company's manufacturing and distribution facilities, additional strategic initiatives and payments of merger-related costs. Cash expenditures during the first nine months of 1997 were partially offset by proceeds from normal operating activities and additional borrowings under the Company's financing arrangements. The increase in accounts receivable from December 31, 1996 to September 30, 1997 is primarily due to an increase in international sales that tend to have longer payment periods than domestic sales and reducing the number of international distributors as the Company streamlines its distribution channels. The Company's bad debt provision may be impacted by its ability to effectively collect receivables due from its distributors. Refer to the future cash impact of special charges referenced in Note C - Merger-Related Charges and Expenses in the unaudited condensed consolidated financial statements.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives and/or make additional investments in existing relationships. In addition, the Company expects to incur capital expenditures of approximately $80 million during the remainder of 1997, including construction of additional manufacturing and distribution space and continued development of a global information system.

In October 1997, the Company filed a Public Debt Registration Statement with the U.S. Securities and Exchange Commission. Under the Registration Statement, the Company may issue up to $500 million in debt securities. Net proceeds, if securities are issued, will be added to the Company's general corporate funds and may be used to reduce other borrowings, for acquisitions, or for other business purposes. The Company expects its cash and cash equivalents, short-term investments, cash flows from operating activities, and projected borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs, at least through the end of 1997. However, the Company may need to increase its bank facilities and/or issue debt securities during the fourth quarter if it continues to execute strategic initiatives and/or to expand manufacturing and distribution capacity. The Company is therefore pursuing additional financing opportunities although there are no assurances that the financing can be or will be obtained.

The Company is involved in various lawsuits, including product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in Note H - Commitments and Contingencies in the unaudited condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more cases in which the Company's products are accused of patent infringement could have a material adverse effect on the Company.

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

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: a) the Company's ability to effectively manage its inventory levels and mix; b) the Company's ability to realize benefits from its cost savings programs; c) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, and healthcare cost containment; d) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves;
e) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; f) the Company's ability to absorb certain spending programs over a number of quarters and to take advantage of expanded market opportunities; g) the continued trend toward expanding sales and expenses denominated in foreign currencies as well as the potential effect of foreign currency fluctuations on sales and expenses and on the Company's hedge transactions; h) the process and plans for the integration of businesses acquired by the Company and the future cash impact; i) the Company's continuing focus on strategic initiatives and existing relationships; j) the Company's plans to continue to invest aggressively in its global information system and worldwide manufacturing and distribution capacity; k) the ability of the Company to obtain additional financing facilities; and, l) the ability of the Company to meet its projected cash needs through the end of 1997. Therefore, the Company wishes to caution each reader of this report to consider carefully the specific factors discussed with each forward-looking statement in this report and other factors contained in the Company's filings with the Securities and Exchange Commission as such factors in some cases have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

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


Item 6:  Exhibits and Reports on Form 8-K

         (a)    Exhibits

                Exhibit 11 - Computation of Earnings Per Share

                Exhibit 27 - Financial Data Schedule

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

                None


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.


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