Form 10-Q/A
period 1997-09-30
BOSTON SCIENTIFIC CORP
filed 1997-12-23
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q/A
                              (Amendment No. 1)


/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the quarterly period ended: September 30, 1997

                       Commission file number: 1-11083

                        BOSTON SCIENTIFIC CORPORATION
                        -----------------------------
           (Exact name of registrant as specified in its charter)

            DELAWARE                               04-2695240
            --------                               ----------
(State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)              Identification No.)

One Boston Scientific Place, Natick, Massachusetts        01760-1537
--------------------------------------------------        ----------
     (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000
                                                     --------------
------------------------------------------------------------------------------

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

------------------------------------------------------------------------------


I.    INTRODUCTION.

      This Amended Quarterly Report on Form 10-Q/A is filed solely to correct a typographical error in the Article 5 Financial Data Schedule included as Exhibit 27 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. The typographical error reflects a negative rather than a positive entry in items entitled Income Continuing and Net Income.

      This amended Article 5 Financial Data Schedule replaces in its entirety the Article 5 Financial Data Schedule previously filed.

                              OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1997:

              None.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 22, 1997.


                                  BOSTON SCIENTIFIC CORPORATION


                                  By:    /s/ Lawrence C. Best
                                  Name:  Lawrence C. Best
                                  Title:  Chief Financial Officer and Senior
                                          Vice President - Finance and
                                          Administration