Form 10-K
period 1997-12-31
BOSTON SCIENTIFIC CORP
filed 1998-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission File No. 1-11083

                     --------------------------------------
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

           Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                     --------------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ---

 The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $8.2 billion based on the closing price of the Common Stock as reported in the Wall Street Journal on March 12, 1998.

The number of shares outstanding of the Company's Common Stock as of March 12, 1998 was 194,148,500.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1997 Annual Report to Shareholders filed with the Securities and Exchange Commission as an exhibit hereto and the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1998 are incorporated by reference into Parts I, II and III.

                                     PART I

-------------------------------------------------------------------------------

ITEM 1.  BUSINESS

THE COMPANY

Boston Scientific Corporation (the "Company") is a worldwide developer, manufacturer and marketer of minimally invasive medical devices. The Company's products are used in a broad range of interventional medical specialties, including cardiology, electrophysiology, gastroenterology, neuro-endovascular therapy, radiology, urology and vascular surgery. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products provide effective alternatives to traditional surgery by reducing procedural trauma, complexity, risk to the patient, cost and recovery time.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first minimally invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to $1.87 billion in 1997.

The Company's growth in the past three years has been fueled in part by strategic acquisitions and alliances, designed to improve the ability of the Company to take advantage of future growth opportunities in less invasive medicine. During the period from 1995 to 1997, the Company acquired, or merged with, the following significant business entities:

         ACQUIRED COMPANY                         PRODUCT TYPE
         ----------------                         ------------
SCIMED Life Systems, Inc.               (cardiology catheters, wires and
                                        balloons)

Cardiovascular Imaging Systems, Inc.    (intraluminal ultrasound consoles and
                                        catheters)

Vesica Medical, Inc.                    (incontinence devices)

Meadox Medicals, Inc.                   (vascular grafts)

Heart Technology, Inc.                  (rotational atherectomy devices)

EP Technologies, Inc.                   (diagnostic and therapeutic
                                        electrophysiology devices)

Symbiosis Corp. (formerly a             (specialty urology/endoscopy forceps)
subsidiary of American Home Products
Corporation)

Endotech Ltd./MinTec Inc.               (endovascular stent grafts)

Target Therapeutics, Inc.               (neuro-endovascular catheters and
                                        detachable coils)


During this same period, the Company also entered into several strategic alliances. Principal among these are:

ALLIANCE PARTNER               PRODUCT TYPE                          NATURE OF ALLIANCE
----------------               ------------                          ------------------
Medinol Ltd.                   coronary, vascular and nonvascular    Exclusive worldwide
                               stents, including the NIR(TM) stent   distribution rights to Medinol
                               (NIR is a trademark of Medinol Ltd.,  stent products
                               Israel)

Nitinol Medical Technologies,  vascular and nonvascular stents       Exclusive license and development
Inc.                                                                 agreement

Urologix, Inc.                 microwave thermotherapy system        Exclusive worldwide distribution rights,
                               to treat BPH                          excluding Japan and the United States

Aida Engineering, Ltd.         Synergo(TM) device to treat           Joint venture
                               bladder cancer

Angiotech Pharmaceuticals,     use of paclitaxel on                  Co-exclusive license
Inc.                           intraluminal devices to inhibit
                               restenosis

These acquisitions and alliances have helped to round-out and fill-in gaps in the Company's product lines, allowing the Company to offer one of the broadest product lines in the world for use in minimally invasive procedures. The Company now maintains leading or strong market share positions in each of the principal markets in which it competes: cardiology, electrophysiology, gastroenterology, neuro-endovascular therapy, radiology, urology and vascular surgery. The acquisitions have also helped the Company to reach a strategic mass which has enabled it to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed-care, large buying groups and hospital consolidations.

The task of integrating these acquisitions and alliances has been significant. The Company has substantially completed the integration of all mergers and acquisitions consummated in 1995 and 1996. The Company expects to complete the integration of Target by the end of 1998. Management believes it has developed a sound plan for continuing and concluding the integration process, and that it will achieve that plan. However, in view of the number of major transactions undertaken by the Company, the dramatic changes in the size of the Company and the complexity of its organization resulting from these transactions, management also believes that the successful implementation of its plan presents a significant degree of difficulty. The failure to integrate these businesses effectively could adversely affect the Company's operating results in the near term, and could impair the Company's ability to realize the strategic and financial objectives of these transactions.

BUSINESS STRATEGY

The Company's mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of minimally invasive medical devices and procedures. The Company seeks to accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development, as well as the acquisition, of new technologies which can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's strategy has been, and will continue to be, to grow by identifying those specific therapeutic and diagnostic areas which satisfy the Company's mission and provide attractive opportunities for long-term growth and by making the investments necessary to capitalize on these opportunities. Key elements of this strategy are as follows:

Product Diversity. The Company offers products in numerous product categories which are used by physicians throughout the world in a broad range of diagnostic and therapeutic vascular and nonvascular procedures. The breadth and diversity of the Company's product lines permit medical specialists to satisfy many of their minimally invasive medical device requirements from a single source. The scope of its products and markets also reduces the Company's vulnerability to change in the competitive, regulatory and technological environments for any single product or market.

Product Innovation. The Company maintains an aggressive product development program designed to introduce new products and applications on a regular basis. The specifications and features of new products are often developed from market information generated through the interaction of the Company's product management teams and sales representatives with the worldwide medical community. The Company seeks to expedite the design and development of new products by leveraging its proprietary core technologies and applications knowledge across its product lines. Technological innovations developed for a particular application are often applied to procedures used in other markets served by the Company.

Focused Marketing. The Company markets its products through seven principal divisions: SCIMED (cardiology), Medi-tech (radiology), Target (neuro-endovascular therapy) Microvasive Endoscopy (gastroenterology), Microvasive Urology (urology), EPT (electrophysiology) and Meadox (vascular surgery and endovascular therapy). Each of the Company's divisions focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and offers products to satisfy their needs. The Company believes that this focused marketing approach enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

International Presence. Maintaining and expanding its international presence is an important component of the Company's long term growth plan. In 1997, international sales accounted for approximately 43% of the Company's net sales, up from approximately 40% in 1996 and 35% in 1995. Currently, the Company operates two international manufacturing facilities in Ireland; direct marketing and sales subsidiaries in more than 25 countries; and distribution arrangements in more than 60 countries. Through its international presence, the Company seeks to increase net sales and market share, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

Active Participation in the Medical Community. The Company believes that it has excellent working relationships with physicians and others in the medical industry which enable it to gain a detailed understanding of new therapeutic and diagnostic alternatives, and to respond quickly to the changing needs of physicians and patients. The Company enhances its presence in the medical community through active participation in medical meetings, by conducting comprehensive training and educational activities and through employee-authored articles in medical journals and textbooks. Each year, numerous scientific papers are published and presentations are made describing clinical applications of the Company's products. The Company believes that these activities and its advocacy positions contribute to the medical community's understanding and adoption of minimally invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

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

Strategic Acquisitions and Alliances. In recent years, the Company has sought out strategic acquisitions, alliances and venture opportunities which complement or expand its existing product lines or enhance its technological position. As the healthcare environment continues to shift towards consolidation and managed-care, the Company expects that it will continue to make acquisitions and enter into strategic alliances consistent with its corporate mission.

PRODUCTS

The Company's products are categorized as vascular or nonvascular, depending on the anatomical system and procedure in which a product is intended to be used. Generally, vascular products are employed in procedures affecting the heart and systems which carry blood, while nonvascular products are employed in procedures affecting other systems and organs. In 1997, approximately 79% of the Company's net sales were derived from its vascular business and approximately 21% from its nonvascular business. The Company's principal vascular and nonvascular products are offered in the following medical areas:

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

Peripheral Vascular Intervention and Vascular Access. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of catheters used in percutaneous transluminal angioplasty ("PTA"). Additionally, the Company's peripheral vascular product line includes medical devices used in thrombolysis (the catheter-based delivery of clot dissolving agents directly to the site of a blood clot) and thrombectomy catheters.

Caval Interruption Systems. The Company markets the Greenfield(R) vena cava filter system for use in patients who are at risk of developing a pulmonary embolism due to an existing medical condition or post-surgical complications. Once the filter is implanted, circulating emboli (blood clots) can be captured and held by the lattice design of the filter, allowing the clots to dissolve naturally before they can reach the pulmonary system.

Surgical and Endovascular Grafts. Following the acquisitions of Meadox and Endotech/Mintec, the Company expanded its product line to include vascular grafts and endovascular stent grafts for the treatment of thoracic dissection, abdominal aortic aneurysms and peripheral vascular occlusive diseases.

Stents. Through its alliance with Medinol, the Company currently markets the NIR coronary stent internationally. A pre-market approval ("PMA") application for this stent was filed with the FDA on January 28, 1998 and the Company hopes to have approval to begin selling the NIR stent domestically mid-year. The Company also hopes to introduce the Radius(TM) self-expanding nitinol coronary stent in the U.S. later this year, pending receipt of FDA regulatory approval.

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

Neuro-Endovascular Therapy. The Company markets a line of micro-guidewires and infusion and guiding catheters to treat diseases of the neurovascular system. Through its acquisition of Target, the Company also recently expanded its product line in this market to include the Guglielmi Detachable Coil(TM) system to treat and prevent the rupture of cerebral aneurysms that are otherwise either considered to be inoperable or very high risk for surgery.

                                   NONVASCULAR

Esophageal, Gastric and Duodenal Intervention. The Company markets a broad range of products to diagnose, treat and palliate a variety of esophageal, gastric and duodenal diseases, including esophogitis, gastric esophageal reflux disease, portal hypertension, peptic ulcers and esophageal cancer. The Company's products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters, banding ligation devices and enteral feeding devices. The Company also markets a family of esophogeal stents designed to offer improved dilatation force and greater resistance to tumor in-growth.

Colorectal Intervention. The Company markets a line of hemostatic catheters, polypectomy snares and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer.

Pancreatico - Biliary Intervention. The Company sells a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile and hepatic ducts. The Company's products include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. The Company also markets a temporary biliary stent for palliation and drainage of the common bile duct.

Pulmonary Intervention. The Company markets devices to diagnose, treat and palliate chronic bronchitis and lung cancer, including pulmonary biopsy forceps and balloon catheters used to dilate strictures or for tumor management.

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

Prostate Intervention. For the treatment of Benign Prostatic Hypertrophy ("BPH"), the Company currently markets electro-surgical resection devices designed to resect large diseased tissue sites and reduce the bleeding attributable to the resection procedure (a major cause of patient morbidity in connection with traditional surgical treatments for BPH) and an automatic disposable needle biopsy system, designed to take rapid core prostate biopsies. The Company also has the exclusive right to sell a microwave based thermotherapy system to treat BPH in international markets excluding Japan.

Urinary Incontinence and Bladder Disease. The Company markets a line of minimally invasive devices to treat stress urinary incontinence. This affliction is commonly treated with various surgical procedures. The Company's Vesica(R) system offers less invasive alternatives for treating incontinence. Recently, the Company has expanded its incontinence product line to include sling technology to treat a broader patient population. The Company has also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

INTERNATIONAL OPERATIONS

In 1997, international sales accounted for approximately 43% of the Company's net sales, up from approximately 40% in 1996 and 35% in 1995. Net sales, operating income and identifiable assets attributable to significant geographic areas are presented in Note O to the Company's 1997 Consolidated Financial Statements, included within the Company's 1997 Annual Report to Shareholders which is filed with the Securities and Exchange Commission as an exhibit hereto.

As of December 31, 1997, the Company had direct marketing and sales operations in more than 25 countries, including Argentina, Australia, Austria, Belgium, Canada, Chile, Denmark, Finland, France, Germany, Hong Kong, India, Ireland, Italy, Japan, Korea, Malaysia, Mexico, the Netherlands, Norway, New Zealand, the Philippines, Portugal, Singapore, Spain, Sweden, Switzerland, Taiwan, Thailand and the United Kingdom. In the future, the Company expects to further expand its direct sales operations in Asia, Eastern Europe and Latin America, as well as other markets where it can both generate strong net sales and capture a significant market share. The Company will continue to use distributors in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has international manufacturing facilities in Galway and Cork, Ireland. Presently, approximately 50% of the Company's products sold internationally are manufactured at the Company's Irish manufacturing facilities. The Company also maintains an international research and development facility in Galway, Ireland, and is currently developing another such facility in Miyazaki, Japan.

The Company's expanded international presence exposes it to certain financial and other risks. Principal among these is the potentially negative impact of foreign currency fluctuations on the Company's sales and expenses. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Thus, certain sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins. Further, any significant changes in the political, regulatory or economic environment where the Company conducts international operations could have a material impact on revenues and profits.

MARKETING AND SALES

The Company markets its products through seven principal divisions, each focusing upon physicians who specialize in the diagnosis and treatment of different medical conditions.

   SCIMED: markets devices to cardiologists for the nonsurgical diagnosis and treatment of coronary and peripheral vascular disease and other cardiac disorders.

   Medi-tech:   markets therapeutic and diagnostic devices to physicians who perform interventional image-guided procedures primarily in the fields of radiology and vascular surgery.

   Target: markets a line of micro-catheters and other medical devices which aid neuroradiologists and neurosurgeons in the treatment of neurovascular diseases.

   Microvasive  markets therapeutic and diagnostic devices which aid
   Endoscopy:   gastroenterologists and pulmonologists in performing flexible endoscopy procedures involving the digestive tract and lungs.

   Microvasive  offers a line of therapeutic and diagnostic devices which aid
   Urology: urologists in performing ureteroscopic and other minimally invasive endoscopic procedures as well as devices to treat urinary incontinence.

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

A dedicated sales force of in excess of 1,600 individuals, including over 700 in the United States, markets the Company's products worldwide. This dedicated sales force accounted for approximately 98% of the Company's net sales during 1997. A network of over 80 dealers, sub-dealers and distributors who offer the Company's products in more than 60 countries worldwide accounts for the remaining sales. The Company has also established a dedicated U.S. corporate sales organization focused principally on selling to major buying groups and large integrated healthcare networks.

The Company's worldwide customer base includes interventional medical specialists, including cardiologists, radiologists, neuroradiologists, neurosurgeons, gastroenterologists, urologists, electrophysiologists, pulmonologists, vascular surgeons and gynecologists. In 1997, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 1997. Large group purchasing organizations, hospital networks and other buying groups are, however, becoming increasingly important to the Company's business. These organizations have exerted increased pressure on selling prices throughout the medical devices industry. There can be no assurance that doing business with such organizations will not adversely impact future Company sales margins, or that such organizations will continue to do business with the Company.

The majority of the Company's customers typically place frequent, small volume orders to replace their inventory on a regular basis as specific products are used. Accordingly, the Company expects delivery to be made within a short period of time, and the Company ships the vast majority of its products within 24 hours of receiving an order. Because of this short cycle between order and shipment, the Company does not have significant backlog. The Company's distribution facilities in Quincy, Massachusetts; Maple Grove, Minnesota; Beek, The Netherlands; Tokyo, Japan and Singapore currently serve substantially all of the Company's distribution needs. By the end of 1998, the Company expects to complete the consolidation of its domestic distribution activities into its Quincy, Massachusetts site. See "Properties".

The Company distributes several products for third parties, including the NIR stent and certain guidewires. None of these products represented more than 10% of the Company's 1997 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek out new opportunities for distributing complementary products as well as new technologies. Certain of the products distributed by the Company, such as the NIR stent, are very important to the Company strategically. Unforeseen delays, stoppages or interruptions in the supply of the NIR stent or certain other distributed products could adversely effect the Company's operating results.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. The United States marketplace is also increasingly characterized by consolidation among healthcare providers and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain healthcare costs. In 1997, Japan experienced certain delays in approving products and procedures for reimbursement and certain European countries experienced erosion in reimbursement levels and selling prices. Competitive pressures in Germany and reimbursement cuts in France forced a strong downward movement in product pricing. The Company cannot predict what future economic, reimbursement and pricing environments will exist in domestic and international markets for its healthcare products. It is possible that such environments could adversely affect the Company's product pricing and ability to sell products. The Company believes that such factors will continue to impact the rate at which the Company can grow, but management believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in 10 manufacturing and development facilities located in the United States and Ireland. The majority of the raw materials used in the manufacture of the Company's products are off-the-shelf items readily available from several supply sources. Several items are, however, custom made for the Company to meet its specifications. The Company believes that, in most of these cases, redundant capacity exists at the supplier and that alternative sources of supply are available or could be developed within a reasonable period of time. The Company has generally been able to obtain adequate supplies of all materials, parts and components in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components could adversely affect the Company's operations and financial condition.

COMPETITION

The Company encounters significant competition from various entities across its product lines and in each market in which its products are sold. The Company's primary competitors include C.R. Bard, Inc., Cook, Inc., Guidant Corporation, Johnson & Johnson (including its subsidiary, Cordis Corporation), Medtronic, Inc., Arterial Vascular Engineering, Inc. and Pfizer, Inc., as well as a wide range of companies which sell a single or limited number of competitive products.

The Company believes that its products compete primarily on the basis of their ability to perform safely and effectively diagnostic and therapeutic procedures in a minimally invasive manner, ease of product use, product reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, the Company has also been increasingly required to compete on the basis of cost. The Company believes that its continued competitive success will depend upon its ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for its products, obtain required regulatory approvals, and manufacture and successfully market its products either directly or through outside parties. There can be no assurance that the Company will be able to accomplish these objectives or that it will be able to compete successfully in the future against existing or new competitors. There can also be no assurance that the Company's operating results will not be adversely affected by increased price competition.

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

In 1997, the Company expended $167 million on research and development, representing approximately 9% of the Company's 1997 net sales. These expenditures funded clinical research, regulatory activities and various product development programs, including, without limitation, carotid stenting, molecular intervention technology (using paclitaxel, radiation, angiogenesis technology and gene therapy) and stent grafting.

The Company's internal research and development facilities are located in Natick and Watertown, Massachusetts; Spencer, Indiana; Maple Grove, Minnesota; Oakland, New Jersey; Miami, Florida; Fremont and San Jose, California; Redmond, Washington and Galway, Ireland. A new research and development facility is also under construction in Miyazaki, Japan. In addition to internal development, the Company works with hundreds of leading research institutions, universities and clinicians around the world in evaluating, developing and clinically testing its products.

The Company believes its future success will depend upon the strength of its development efforts. There can be no assurance that the Company will realize financial benefit from its development programs, will continue to be successful in identifying, developing and marketing new products or enhancing its existing products, or that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

REGULATION

The medical devices manufactured and marketed by the Company are subject to regulation by numerous regulatory bodies, including the United States Food and Drug Administration and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the United States, permission to distribute a new device generally can be met in one of two ways. The first, less rigorous, process applies to any new device that is substantially equivalent to a device first marketed prior to May 1976 and does not require pre-market approval ("PMA"). In this case, FDA permission to distribute the device can be accomplished by submission of a pre-market notification submission (a "510(k) Submission"), and issuance by the FDA of an order permitting commercial distribution. A 510(k) Submission must provide information supporting its claim of substantial equivalence. If clinical data from human experience is required to support a 510(k) Submission, this data must be gathered in compliance with investigational device exemption ("IDE") regulations for investigations performed in the United States. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices which do not significantly affect safety or effectiveness can generally be made by the Company without additional 510(k) Submissions.

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

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the United States. Exported devices are subject to the regulatory requirements of each country to which the device is exported. In many foreign countries, all regulated medical products are treated as drugs and the majority of the Company's products are expected to be so regulated in these countries. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. The Company has achieved International Standards Organization or European Union certification for its Irish and most of its United States manufacturing facilities. In addition, the Company has completed CE Mark registrations for most of its products in anticipation of the implementation of various medical device directives in the European Union.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which the Company sells products and can delay the marketing and sale of new products. Countries around the world have recently adopted more stringent regulatory requirements which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting such releases. No assurance can be given that any of the Company's new medical devices will be approved on a timely basis, if at all. The Company's NIR stent is among the many devices for which the Company is seeking FDA and other regulatory approval. The Company is hopeful that approval to commercialize the NIR in the United States and Japan will be received mid year. There can, however, be no assurance that such approval will be obtained. Failure to obtain such approval to market the NIR stent could adversely impact the Company's ability to increase revenues, sell inventory on hand or committed to be purchased and maintain or improve its market share of the interventional cardiology business.

In addition, regulations regarding the manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PATENTS AND PROPRIETARY RIGHTS

The Company relies on a combination of patents, trade secrets and non-disclosure agreements to protect its intellectual property. The Company holds in excess of 1,000 patents in the United States and abroad and has pending in excess of 2,000 patent applications that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patents will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. The Company relies on non-disclosure agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that others will not independently develop equivalent proprietary information or that third-parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry generally, particularly in the areas in which the Company competes. The Company has defended, and will likely continue to defend, itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any such litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could, if such licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company. Additionally, the Company may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of such litigation will be favorable to the Company.

PRODUCT LIABILITY

The testing, marketing and sale of human health care products entails an inherent risk of product liability claims and there can be no assurance that product liability claims will not be asserted against the Company. Although the Company maintains product liability insurance, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company is involved in various suits arising in the normal course of business from product liability claims. The Company believes the outcome of product liability suits and other non-patent litigation, individually and in the aggregate, will not have a material adverse effect on the financial condition, operations or cash flows of the Company.

EMPLOYEES

As of December 31, 1997, the Company had over 11,000 employees, including approximately 7,000 in operations, 600 in administration, 1,100 in research and development and 2,400 in selling, marketing, distribution and related administrative support. Of these employees, approximately 3,100 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel. Competition for qualified, skilled personnel is intense in the medical device industry. There can be no assurance that the Company will be able in the future to attract and retain such personnel.

SEASONALITY

The Company's business, taken as a whole, is not materially affected by seasonal factors.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: (a) the potential impacts, both in the U.S. and abroad, of continued consolidation among healthcare providers, trends towards managed care, healthcare cost containment, increased competition and more stringent regulatory requirements; (b) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (c) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (d) risks associated with maintaining and expanding international operations; (e) the process and plan for the integration of businesses acquired by the Company and the successful implementation of the plan; (f) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (g) the Company's plans and ability to launch the NIR stent in the U.S. and Japan; (h) the Company's plans and ability to enter into strategic acquisitions and alliances; (i) the Company's plans to expand its international presence in Asia, Eastern Europe and Latin America; (j) the Company's ability to create or acquire scientifically advanced technology, apply technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel and obtain patent protection for its products; and (k) the Company's ability to obtain competitive advantage from its intellectual property and to defend itself against claims alleging infringement of other parties' intellectual property. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

ITEM 2.  PROPERTIES

The Company's world headquarters are in Natick, Massachusetts. It maintains regional headquarters in Tokyo, Japan; Paris, France; Singapore and Buenos Aires, Argentina. The Company's principal research facilities are located in Natick and Watertown, Massachusetts; Spencer, Indiana; Maple Grove, Minnesota; Oakland, New Jersey; Miami, Florida; Fremont and San Jose, California; Redmond, Washington and Galway, Ireland, and its major distribution centers are located in Quincy, Massachusetts; Beek, The Netherlands; Tokyo, Japan and Singapore. The Company maintains ten major manufacturing facilities, eight in the United States, and two in Ireland. Many of these manufacturing facilities produce and manufacture products for more than one of the Company's divisions.

The Company owns or has long-term leases on all of its major facilities. The facilities leased from third parties are subject to leases whose terms expire, subject to renewal options, between 1998 and 2018 and whose current monthly base rental payments range from approximately $1,000 to approximately $225,000. One property in Mansfield, Massachusetts is leased from a realty trust for the benefit of the Company's Chief Executive Officer and his wife pursuant to a lease whose term expires, subject to renewal options, in 2001 and whose monthly base rental payment is approximately $39,000. The mortgage debt on this property, in the principal amount of approximately $240,000 as of December 31, 1997, is guaranteed by the Company. Some of these leases contain escalation provisions and require that the Company pay for utilities, taxes, insurance and maintenance expenses. In addition, some of these leases contain provisions which give the Company an option to purchase the property under certain conditions.

Although the Company's facilities are adequate to meet its current needs, the Company is currently engaged in several facilities expansion and centralization efforts to accommodate its recent growth. Internationally, the Company completed in 1997 construction of 143,000 square feet of additional workspace at its Galway, Ireland facility, and acquired a 20,000 square foot new manufacturing facility in Cork, Ireland. In addition, the Company commenced construction of an additional 150,000 square feet of workspace at its Cork facility. The Company also commenced construction of an approximately 70,000 square foot new research and development facility in Miyazaki, Japan. Domestically, the Company continued construction of a 248,000 square foot multi-purpose building in Maple Grove, Minnesota to help consolidate and centralize many of the Company's Minnesota operations. The Company is in the process of consolidating some of its Oakland, New Jersey operations into a new 280,000 square foot site recently purchased by the Company. The Company also expanded its Miami, Florida operations by leasing an additional 140,000 square feet of workspace adjacent to its exiting facilities. Most recently, the Company indicated its intent to exercise its option to purchase its 1.3 million square foot centralized distribution facility in Quincy, Massachusetts.

ITEM 3.  LEGAL PROCEEDINGS

Note L to the Company's 1997 Consolidated Financial Statements, appearing on pages F-21 and F-24 thereto (contained in the Company's 1997 Annual Report to Shareholders and included in Exhibit 13.1 hereto), is incorporated herein by reference.

RECENT PATENT PROCEEDINGS

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's ("Circon") Spiked and Fluted VaporTrode(TM) electrodes and Grooved VaporTome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgement for invalidity and noninfringement of three Circon patents. On March 19, 1998 the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the Company's declaratory judgement action against Circon. The suit was filed in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. The Company is currently evaluating Circon's complaint and is preparing an answer.

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note L to the Company's 1997 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more case in which the Company's products are accused of patent infringement could have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 1997 are as follows:

NAME                    AGE                  POSITION
----                    ---                  --------

John E. Abele            61   Director, Founder Chairman
Charles J. Aschauer, Jr. 69   Director, Retired Executive Vice President
                              and Director of Abbott Laboratories
Randall F. Bellows       69   Director, Retired Executive Vice President
                              of Cobe Laboratories, Inc.
Michael Berman           40   Senior Vice President and Group
                              President--Cardiology Businesses, and
                              President--SCIMED Life Systems, Inc.
Lawrence C. Best         47   Senior Vice President--Finance &
                              Administration and Chief Financial Officer
Joseph A. Ciffolillo     59   Director, Retired Executive Vice President
                              and Chief Operating Officer of Boston
                              Scientific Corporation
James M. Corbett         39   Senior Vice President--International and
                              President--Boston Scientific International
Joel L. Fleishman        63   Director, President of The Atlantic
                              Philanthropic Service Company, Inc. and
                              Professor of Law and Public Policy,
                              Duke University
Lawrence L. Horsch       63   Director, Chairman of Eagle Management &
                              Financial Corp.
Paul A. LaViolette       40   Senior Vice President and Group
                              President--Nonvascular Businesses
Philip P. LeGoff         47   Senior Vice President and Group
                              President--Vascular Businesses
C. Michael Mabrey        56   Senior Vice President--Operations
Robert G. MacLean        54   Senior Vice President--Human Resources
N.J. Nicholas, Jr.       58   Director, Private Investor
Pete M. Nicholas         56   Director, Founder, Chief Executive Officer
                              and Chairman of the Board
Arthur L. Rosenthal      51   Senior Vice President and Chief
                              Development Officer
Paul W. Sandman          50   Senior Vice President, Secretary and
                              General Counsel
Dale A. Spencer          52   Director, Former Executive Vice President
                              of Boston Scientific Corporation

Mr. Aschauer, Mr. Fleishman, Mr. Horsch and Mr. N.J. Nicholas, Jr. serve on the Audit Committee of the Company. Mr. Aschauer, Mr. Bellows and Mr. Fleishman serve on the Compensation Committee of the Company.

John E. Abele, a co-founder of the Company, has been a Director of the Company since 1979, Founder Chairman since 1995 and was Co-Chairman from 1979 to 1995. As of February 1995, Mr. Abele held the position of Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996 and Treasurer from 1979 to 1992. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele received a B.A. degree from Amherst College.

Charles J. Aschauer, Jr. joined the Company in May 1992, as a Director. Mr. Aschauer has been retired since April 1989. From 1971 to 1989, Mr. Aschauer was responsible for Abbott Laboratories' Hospital Products business and retired as an Executive Vice President and director of Abbott Laboratories. Mr. Aschauer also serves as a director of Linc Capital, Inc. and Trustmark Insurance Company. Mr. Aschauer received a B.B.A. degree from Northwestern University, and a certificate in International Business Administration from Centre d'Etudes Industrielles in Geneva, Switzerland.

Randall F. Bellows joined the Company as a Director in February 1995. Mr. Bellows is a retired Founder and Executive Vice President of Cobe Laboratories, Inc., a medical device manufacturer, a post he held from 1964 to 1990, and served as a director of Cobe from 1964 to 1996. He was also a director of SCIMED from 1992 to February 1995, and of Ultimate Electronics Inc. since January 1995. Mr. Bellows received a B.A. degree from the University of Minnesota.

Michael Berman joined the Company as Vice President of Sales and Marketing of SCIMED in February 1995, and in May 1997 became Senior Vice President and Group President - Cardiology Businesses. In June 1995, Mr. Berman became President of SCIMED and in December 1996, he was elected to the position of Group President--Cardiology Businesses. Mr. Berman served as SCIMED's Vice President of Sales and Marketing, from January 1995 to June 1995, Vice President and Business Manager of New Modalities, from July 1993 to January 1995, and Vice President of Marketing, from July 1989 to June 1993. Mr. Berman received B.S. and M.B.A. degrees from Cornell University.

Lawrence C. Best joined the Company in August 1992 as Senior Vice President--Finance & Administration and Chief Financial Officer. Previously, Mr. Best had been a partner at Ernst & Young, certified public accountants, since 1981. From 1979 to 1981, Mr. Best served a two year term as a Professional Accounting Fellow in the Office of Chief Accountant at the Securities and Exchange Commission in Washington, D.C. Mr. Best received a B.B.A. degree from Kent State University.

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-tech. In 1988, he was also named President of Microvasive, and in 1989 he became Executive Vice President and Chief Operating Officer of the Company. In 1992, Mr. Ciffolillo became a Director of the Company. In April 1996, he retired from his position as an executive officer of the Company, but continues to
serve as a Director.   Mr. Ciffolillo also serves as a director of CompDent
Corporation, CardioThoracic Systems, Inc. and Innovasive Devices, Inc. Mr. Ciffolillo received a B.A. degree from Bucknell University. He is also a trustee for Bucknell University.

James M. Corbett joined the Company as Vice President--International, President of Boston Scientific International in February 1995, and in May 1997 became Senior Vice President - International. Previously, he was the Vice President and Business Manager of SCIMED International for SCIMED Life Systems, Inc. from October 1992 to February 1995. Prior to joining SCIMED, Mr. Corbett served as General Manager for Baxter Japan, based in Tokyo, responsible for Baxter's Cardiovascular Business from December 1989 to October 1992, and held a series of sales and marketing positions with the Baxter/American Hospital Supply Organization since 1982. Mr. Corbett received his B.S. degree in Business from the University of Kansas.

Joel L. Fleishman joined the Company in October 1992 as a Director. Mr. Fleishman became President of The Atlantic Philanthropic Service Company, Inc. in September 1993. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President, at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Vice-Chairman of the Board of Trustees of the Urban Institute. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an L.L.M. degree from Yale University.

Lawrence L. Horsch joined the Company as a Director in February 1995. Previously, he had been Chairman of the Board of SCIMED Life Systems, Inc. from 1977 to June 1994 and a Director through February 1995. Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp., a management consulting firm. He was Chairman and Chief Executive Officer of Munsingwear, Inc., from 1987 to 1990. Mr. Horsch received a B.A. degree from the University of St. Thomas and an M.B.A. degree from Northwestern University.

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

Philip P. LeGoff joined the Company in November 1997 as Senior Vice President and Group President -- Vascular Businesses. Prior to joining Boston Scientific, he was Head of Strategy and External Affairs and Member of the Global Executive Committee at Novartis Phaarma AG of Basel, Switzerland since 1996. Between 1981 and 1993 he held various executive management positions at Sanofi Inc. of Paris, including Director Research and Development Planning, Director Corporate Planning and Chief Executive Officer of the Bio-Industries Division. In 1994 he became President and Chief Executive Officer of Sanofi, North America. Before joining Sanofi, Dr. LeGoff held a variety of management and executive positions with Ciba-Geigy Corporation. Dr. LeGoff received a Masters Degree in Organic Chemistry and Pharmacy from the University of Rennes; a Ph.D. in Healthcare Law from the University of Paris; and a Masters Degree in Business Administration from Stanford University, Palo Alto. Dr. LeGoff has served on a number of for-profit and non-profit boards, including the Council of the International Federation of Pharmaceutical Manufacturers Associations (IFPMA, Geneva) and the Policy Board of the Center for Medicines Research (London).

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

Robert G. MacLean joined the Company in April 1996 as Senior Vice President--Human Resources. Prior to joining the Company, he was Vice President--Worldwide Human Resources for National Semiconductor Corporation in Santa Clara, California from October 1992 to March 1996. Mr. MacLean has held various human resources management positions in the U.S. and Europe during his career. Prior to his business endeavors, he was Economics Professor at the University of the Pacific. Mr. MacLean received his bachelor and master degrees and completed his doctoral studies in economics from Stanford University.

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

Pete M. Nicholas, a co-founder of the Company, has been the Chief Executive Officer and a Director of the Company since 1979 and was Co-Chairman of the Board from 1979 to 1995. In February 1995, Mr. Nicholas was elected to the position of Chairman of the Board. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is also a trustee of Duke University. Mr. Nicholas received a B.A. degree from Duke University and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., a Director of the Company.

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

Paul W. Sandman joined the Company in May 1993 as Senior Vice President, Secretary and General Counsel. Prior to joining the Company, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc. (a computer company that filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in August 1992 and emerged from bankruptcy in December 1993), from March 1992 through April 1993, where he was responsible for legal affairs. Prior to March 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College, and his J.D. from Harvard Law School.

Dale A. Spencer joined the Company as a Director and Executive Vice President in February 1995. Previously, he had been Chairman of the Board since 1994, Chief Executive Officer since 1986, and President since 1982, of SCIMED Life Systems, Inc. Mr. Spencer retired from his position as an executive officer of the Company, but continues to serve as a Director and a part-time employee of the Company. Mr. Spencer received a B.S.E. degree from the University of Maine and an M.B.A. degree from Southern Illinois University.

                                     PART II

-------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 1997 Annual Report to Shareholders (Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock as reported by The Wall Street Journal on March 12, 1998 was $65.375.

ITEM 6. SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 1997 Annual Report to Shareholders (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Annual Report to Shareholders (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Annual Report to Shareholders (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 1997 Annual Report to Shareholders (Exhibit 13.1 filed herewith) are incorporated herein by reference.

The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 1997 Annual Report to Shareholders (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11. EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1998 are incorporated herein by reference.

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

(a)(3)  Exhibits (* documents filed herewith).

         EXHIBIT
           NO.                                TITLE
         -------                              -----
          3.1 -- Second Restated Certificate of Incorporation of the Company (Exhibit 3.1, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).
          3.2 -- Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant (Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).
          3.3  -- Restated By-laws of the Company (Exhibit 3.2, Registration
                  No. 33-46980).
          4.1  -- Specimen Certificate for shares of the Company's Common
                  Stock (Exhibit 4.1, Registration No. 33-46980).
          4.2 -- Description of Capital Stock contained in Exhibits 3.1, 3.2 and 3.3.
         10.1  -- Boston Scientific Corporation 1992 Long-Term Incentive
                  Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
         10.2 -- Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
         10.3  -- Boston Scientific Corporation 1995 Long-Term Incentive
                  Plan, as amended (Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
         10.4 -- SCIMED Life Systems, Inc. 1987 Non-Qualified Stock Option Plan, amended and restated (Exhibit 4.3, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 23, 1991 for its 1991 Annual Meeting of Shareholders, Commission File No. 0-9301).

         EXHIBIT
           NO.                                TITLE
         -------                              -----
         10.5 -- SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0-9301).
         10.6 -- SCIMED Life Systems, Inc. 1992 Stock Option Plan (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File No. 0-9301).
         10.7 -- Heart Technology, Inc. Restated 1989 Stock Option Plan (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).
         10.8 -- Heart Technology, Inc. 1992 Stock Option Plan for Non-Employee Directors (Exhibit 4.6, Registration No. 33-99766 which was incorporated by reference to Exhibit
                  10.5 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).
         10.9 -- Heart Technology, Inc. 1995 Stock and Incentive Plan (Exhibit 4.7, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q/A of Heart Technology for its fiscal quarter ended June 30, 1995, filed on August 30, 1995, File No. 0-19812).
         10.10 -- Cardiovascular Imaging Systems, Inc. 1987 Incentive Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-93790 which was incorporated by reference to CVIS's Registration Statement on Form S-1 filed on March 11, 1992, Registration No. 33-46330).
         10.11 -- EP Technologies, Inc. 1988 Stock Plan (Exhibit 4.7, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-67020).
         10.12 -- EP Technologies, Inc. 1991 Stock Option/Stock Issuance Plan (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-82140).
         10.13 -- EP Technologies, Inc. 1992 Stock Option Grant to Dr. Terry
                  E. Spraker, (Exhibit 4.8, Registration No. 33-80265 which was incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of EPT for the 1994 Fiscal Year, File No. 0-22060).
         10.14 -- EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan, (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-93196).
         10.15 -- Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).
         10.16 -- Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).

         EXHIBIT
           NO.                                TITLE
         -------                              -----
        *10.17 -- Boston Scientific Corporation 401(k) Savings Plan, Amended
                  and Restated, Effective January 1, 1997.
        *10.18 -- Boston Scientific Corporation Global Employee Stock Ownership
                  Plan, as Amended and Restated.
         10.19 -- Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
         10.20 -- Form of Amended and Restated Credit Agreement, dated as of June 10, 1997, among the Company, The Several Lenders and certain other parties (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, File No.
                  1-11083).
         10.21 -- Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).
         10.22 -- Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No.
                  1-11083).
         10.23 -- Employment Agreement, dated as of November 8, 1995, among the Company, SCIMED and Dale A. Spencer (Exhibit 10, Registration No. 33-88648), as amended by Amendment No. 1, dated as of November 22, 1995, to that certain Employment Agreement (Exhibit 10.19, Annual Report Form 10-K for the year ended December 31, 1995, File No. 1-11083).
        *10.24 -- Amendment No. 2 to Employment Agreement, dated October 21,
                  1997, to the Employment Agreement, dated as of November 8, 1995, as amended, among the Company, SCIMED and Dale A. Spencer.
         10.25 -- Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No.
                  1-11083).
         10.26 -- Agreement Containing Consent Decree, dated as of February 23, 1995, between the Company and the Federal Trade Commission (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).
         10.27 -- 6.625% Promissory Notes due March 15, 2005, issued by the Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and 4.3 to the Company's Current Report on Form 8-K dated March 10, 1998, File No. 1-11083).
         11    -- Statement regarding computation of per share earnings
                  (included in Exhibit 13.1, Note K to the Company's Annual Report to Shareholders for the year ended December 31, 1997).
        *12.1  -- Statement regarding computation of ratios of earnings to fixed charges.
        *13.1  -- The Company's 1997 Annual Report to Shareholders for the
                  year ended December 31, 1997.
         13.2 -- Report of Independent Auditors, Ernst & Young LLP (included in the Company's Annual Report to Shareholders for the year ended December 31, 1997, filed as Exhibit 13.1 hereto).

         EXHIBIT
           NO.                                TITLE
         -------                              -----
        *21    -- List of the Company's subsidiaries as of March 12, 1998.
                  Each subsidiary does business under the corporate name indicated.
        *23.1 -- Consent of Independent Auditors, Ernst & Young LLP. *27.1 -- Restated Financial Data Schedule, three months ended
                  March 31, 1996.
        *27.2  -- Restated Financial Data Schedule, six months ended
                  June 30, 1996.
        *27.3  -- Restated Financial Data Schedule, nine months ended
                  September 30, 1996.
        *27.4  -- Restated Financial Data Schedule, fiscal year ended
                  December 31, 1996.
        *27.5  -- Restated Financial Data Schedule, three months ended
                  March 31, 1997.
        *27.6  -- Restated Financial Data Schedule, six months ended
                  June 30, 1997.
        *27.7  -- Restated Financial Data Schedule, nine months ended
                  September 30, 1997.
        *27.8  -- Financial Data Schedule, fiscal year ended
                  December 31, 1997.


   (b)  Reports on Form 8-K.

The following Report on Form 8-K was filed during the quarter ended December 31, 1997 and the quarter ended March 31, 1998:

         Item                        Description           Event Date
         ----                        -----------           ----------

         Item 5  Other Events        $500 million          March 10, 1998
                                     Public Debt
                                     Offering

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 1998

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


Dated: March 30, 1998               /s/  JOHN E. ABELE
                                    ---------------------------------
                                    John E. Abele
                                    Director, Founder


Dated: March 30, 1998               /s/  CHARLES J. ASCHAUER, JR.
                                    ---------------------------------
                                    Charles J. Aschauer, Jr.
                                    Director


Dated: March 30, 1998               /s/  RANDALL F. BELLOWS
                                    ---------------------------------
                                    Randall F. Bellows
                                    Director


Dated: March 30, 1998               /s/  LAWRENCE C. BEST
                                    ---------------------------------
                                    Lawrence C. Best
                                    Senior Vice President--Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated: March 30, 1998               /s/  JOSEPH A. CIFFOLILLO
                                    ---------------------------------
                                    Joseph A. Ciffolillo
                                    Director


Dated: March 30, 1998               /s/  JOEL L. FLEISHMAN
                                    ---------------------------------
                                    Joel L. Fleishman
                                    Director

Dated: March 30, 1998               /s/  LAWRENCE L. HORSCH
                                    ---------------------------------
                                    Lawrence L. Horsch
                                    Director

Dated: March 30, 1998               /s/  N.J. NICHOLAS, JR.
                                    ---------------------------------
                                    N.J. Nicholas, Jr.
                                    Director

Dated: March 30, 1998               /s/  PETER M. NICHOLAS
                                    ---------------------------------
                                    Peter M. Nicholas
                                    Director, Founder, Chairman, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Dated: March 30, 1998               /s/  DALE A. SPENCER
                                    ---------------------------------
                                    Dale A. Spencer
                                    Director

                          FINANCIAL STATEMENT SCHEDULE

The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 1997 Consolidated Financial Statements (contained in the Company's 1997 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith):

                 Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                  ------------------------------------------------

                                                    BALANCE AT       CHARGED TO     CHARGED TO                          BALANCE AT
                                                    BEGINNING        COSTS AND         OTHER                              END OF
DESCRIPTION                                         OF PERIOD         EXPENSES       ACCOUNTS           DEDUCTIONS        PERIOD
                                                  ----------------------------------------------------------------------------------
                                                                                 (in thousands)
YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns..............       $14,850           10,718         7,356 (1)            2,445 (2)        $30,479
YEAR ENDED DECEMBER 31, 1996
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns..............       $ 7,870            4,881         2,214 (1)              115 (2)        $14,850
YEAR ENDED DECEMBER 31, 1995
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns..............       $ 4,425            2,849           957 (1)              361 (2)         $7,870


(1)   Charges for sales return allowances, net of actual sales returns.

(2)   Uncollectible accounts written off.

      Certain prior years' amounts have been reclassified to conform to the current years' presentation.