Form 10-Q
period 1998-03-31
BOSTON SCIENTIFIC CORP
filed 1998-05-18
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                            --------------------

                                  FORM 10-Q


/x/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
      OF 1934

      For the quarterly period ended: March 31, 1998


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

      Yes  X              No
          ---                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                  Shares Outstanding
           Class                                  as of March 31, 1998
           -----                                  --------------------

Common Stock, $.01 Par Value                          194,398,020

----------------------------------------------------------------------------

                                Page 1 of 20
                          Exhibit Index on Page 18


                                   Part I
                            Financial Information

Item 1. Financial Statements


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                        March 31,     December 31,
In thousands, except share and per share data             1998            1997
----------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                             $  142,587     $   57,993
  Short-term investments                                    11,944         22,316
  Trade accounts receivable, net                           423,179        413,838
  Inventories                                              432,406        386,742
  Deferred income taxes                                    150,380        146,956
  Prepaid expenses and other current assets                 38,580         36,176
                                                        -------------------------
      Total current assets                               1,199,076      1,064,021

Property, plant, equipment and leaseholds                  750,119        706,515
  Less: accumulated depreciation and amortization          223,501        207,548
                                                        -------------------------
                                                           526,618        498,967
Intangibles, net                                           312,111        313,346
Investments and other assets                                87,296         91,473
                                                        -------------------------
                                                        $2,125,101     $1,967,807
                                                        =========================


      See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                  March 31,    December 31,
In thousands, except share and per share data                       1998           1997
-------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
  Borrowings due within one year                                 $   17,699     $  447,208
  Accounts payable                                                   66,514         98,878
  Accrued expenses                                                  180,986        161,236
  Accrual for merger-related charges                                 64,932         68,358
  Income taxes payable                                               43,813         26,039
  Other current liabilities                                           6,275          6,292
                                                                 -------------------------
      Total current liabilities                                     380,219        808,011

Long-term debt                                                      554,888         46,325
Deferred income taxes                                                58,034         58,034
Other long-term liabilities                                          70,143         69,205

Stockholders' equity:
  Preferred stock, $ .01 par value - authorized 25,000,000
   shares, none issued and outstanding
  Common stock, $ .01 par value - authorized 300,000,000
   shares, 195,611,491 shares issued at March 31, 1998 and
   at December 31, 1997                                               1,956          1,956
  Additional paid-in capital                                        432,557        432,556
  Contingent stock repurchase obligation                             18,295         18,295
  Retained earnings                                                 760,362        706,542
  Foreign currency translation adjustment                           (99,980)       (94,279)
  Unrealized gain on available-for-sale securities, net              12,266         17,422
  Treasury stock, at cost - 1,213,471 shares at March 31,
   1998 and 1,800,627 shares at December 31, 1997                   (63,639)       (96,260)
                                                                 -------------------------
      Total stockholders' equity                                  1,061,817        986,232
                                                                 -------------------------
                                                                 $2,125,101     $1,967,807
                                                                 =========================


      See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                          Three months ended
                                                               March 31,
                                                         ---------------------
In thousands, except per share data                        1998         1997
------------------------------------------------------------------------------

Net sales                                                $470,005     $430,531
Cost of products sold                                     139,959      121,057
                                                         ---------------------
Gross profit                                              330,046      309,474

Selling, general and administrative expenses              171,868      151,963
Royalties                                                   6,735        5,898
Research and development expenses                          44,648       38,698
                                                         ---------------------
                                                          223,251      196,559
                                                         ---------------------
Operating income                                          106,795      112,915

Other income (expense):
  Interest and dividend income                                700        1,038
  Interest expense                                         (6,054)      (3,298)
  Other, net                                               (3,060)       1,937
                                                         ---------------------
Income before income taxes                                 98,381      112,592
Income taxes                                               31,482       37,156
                                                         ---------------------
Net income                                               $ 66,899     $ 75,436
                                                         =====================

Net income per common share - basic                      $   0.34     $   0.39
                                                         =====================

Net income per common share - assuming dilution          $   0.34     $   0.38
                                                         =====================


      See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)


                                                              Three Months Ended March 31, 1998
                            ------------------------------------------------------------------------------------------------------
                                                                                                Unrealized
                                                                                                 Gain on
                               Common Stock                  Contingent              Foreign    Available-
                            -------------------  Additional    Stock                Currency     for-Sale
                              Shares      Par     Paid-In    Repurchase  Retained  Translation  Securities,  Treasury
                              Issued     Value    Capital    Obligation  Earnings  Adjustment       Net       Stock       Total
                            -----------  ------  ----------  ----------  --------  -----------  -----------  --------   ----------
                                                               (In thousands, except share data)

Balance at December 31,
 1997                       195,611,491  $1,956   $432,556     $18,295   $706,542   $(94,279)     $17,422    $(96,260)  $  986,232
Net income                                                                 66,899                                           66,899
Foreign currency
 translation adjustment                                                               (5,701)                               (5,701)
Issuance of common stock                                 1                (21,642)                             32,621       10,980
Tax benefit relating to
 incentive stock option
 and employee stock
 purchase plans                                                             8,563                                            8,563
Net change in equity
 investments                                                                                       (5,156)                  (5,156)
                            ------------------------------------------------------------------------------------------------------
Balance at March 31, 1998   195,611,491  $1,956   $432,557     $18,295   $760,362   $(99,980)     $12,266    $(63,639)  $1,061,817
                            ======================================================================================================



      See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
In thousands                                                       1998         1997
--------------------------------------------------------------------------------------

Cash provided by operating activities                            $ 33,837     $ 66,438

Investing activities:
  Purchases of property, plant, and equipment, net                (48,864)      (54,218)
  Net maturities of held-to-maturity short-term investments                      12,865
  Sales of available-for-sale securities                           10,373           902
  Payments for investments in certain technologies                 (6,621)       (4,781)
                                                                 ----------------------
Cash used in investing activities                                 (45,112)      (45,232)

Financing activities:
  Proceeds from the issuance of debt securities, net of
   debt issuance costs                                            496,441
  Net decrease in commercial paper                               (423,250)      (16,000)
  Proceeds from notes payable and long-term borrowings              9,417
  Net payments on notes payable, long-term borrowings and
   capital leases                                                  (5,467)         (264)
  Proceeds from issuances of shares of common stock, net of
   tax benefits                                                    19,543        13,158
                                                                 ----------------------
Cash provided by (used for) financing activities                   96,684        (3,106)
Effect of foreign exchange rates on cash                             (815)       (2,635)
                                                                 ----------------------
Net increase in cash and cash equivalents                          84,594        15,465
Cash and cash equivalents at beginning of period                   57,993        72,175
                                                                 ----------------------
Cash and cash equivalents at end of period                       $142,587      $ 87,640
                                                                 ======================


      See notes to unaudited condensed consolidated financial statements.


Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the three months ended March 31, 1998 and 1997, the Company's comprehensive income was $56 million and $45 million, respectively. The Company's adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:


                                              Three Months Ended
                                                   March 31,
(In thousands, except per share data)          1998        1997
----------------------------------------------------------------

Basic:
  Net income                                 $ 66,899    $ 75,436
                                             --------------------
  Weighted average shares outstanding         194,017     194,641
                                             --------------------
  Net income per common share                $   0.34    $   0.39
                                             ====================

Assuming dilution:
  Net income                                 $ 66,899    $ 75,436
                                             --------------------
  Weighted average shares outstanding         194,017     194,641
  Net effect of dilutive put options                8
  Net effect of dilutive stock options          4,382       6,044
                                             --------------------
  Total                                       198,407     200,685
                                             --------------------
  Net income per common share                $   0.34    $   0.38
                                             ====================


Note D - Merger-Related Charges and Expenses

At March 31, 1998, the Company has an accrual for merger-related and special charges of $94 million with respect to the Company's mergers and acquisitions. The accrual includes those remaining costs typical in merging operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset write-downs and other integration costs. The merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The workforce-related initiatives involve substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the businesses related to these mergers and acquisitions is executed.

The activity impacting the accrual related to these charges during the first quarter of 1998 is summarized in the following table:


                                      Balance at                Balance at
                                     December 31,    Charges     March 31,
(in thousands)                           1997        Utilized      1998
--------------------------------------------------------------------------

Facilities                             $ 19,989       $1,414      $18,575
Workforce reductions                     25,242        1,753       23,489
Contractual commitments                  29,334        3,899       25,435
Asset write-downs                        15,802          135       15,667
Direct transaction and other costs       11,291          927       10,364
                                       ----------------------------------
                                       $101,658       $8,128      $93,530
                                       ==================================


Most of the plans are expected to be completed by the end of 1998. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to mergers and acquisitions are estimated to be approximately $54 million.

The March 31, 1998 accrual for merger-related and special charges is classified within the balance sheet as follows:


(in thousands)
---------------------------------------------------------

Accrual for merger-related charges                $64,932
Property, plant, equipment and leaseholds          22,231
Other long-term liabilities                         6,367
                                                  -------
                                                  $93,530
                                                  =======


Note E - Credit Arrangements

In March 1998, the Company issued $500 million of 6.625% debt securities (Debt Securities) due March 2005 under a Public Debt Registration Statement filed with the U.S. Securities and Exchange Commission. The Debt Securities are not redeemable prior to maturity and are not subject to any sinking fund requirements. A significant portion of the net proceeds from the sale of the Debt Securities (approximately $496 million) was used for repayment of indebtedness under the Company's commercial paper program.

During March 1998, the Company borrowed 1.2 billion yen (the equivalent of approximately $9 million) under a financing arrangement with a Japanese bank at a fixed interest rate of 2.1%. The term of the borrowing extends through 2012.

In addition to its existing credit facilities with several Japanese banks, the Company entered into a new Japanese credit facility in March 1998. The new credit facility provides for additional borrowings and promissory notes discounting of up to 3 billion yen, or approximately $23 million. At March 31, 1998, the Company had no outstanding borrowings under this new credit facility.

The Company has a $500 million revolving line of credit with a syndicate of U.S. and international banks (the Credit Agreement). Under the Credit Agreement, the Company has the option to borrow amounts at various interest rates, payable quarterly in arrears. The term of the borrowings extends through June 2002; use of the borrowings is unrestricted and the borrowings are unsecured. The Credit Agreement requires the Company to maintain a specific ratio of consolidated funded debt (as defined) to consolidated tangible net worth (as defined) plus consolidated funded debt. At March 31, 1998, the Company had no outstanding borrowings under the Credit Agreement.

The Company maintains a commercial paper program that is supported by the Company's Credit Agreement. Outstanding commercial paper reduces available borrowings under the Credit Agreement. At March 31, 1998, the Company had no commercial paper outstanding.

Note F - Inventories

The components of inventory consist of the following:


                          March 31,    December 31,
(In thousands)              1998           1997
---------------------------------------------------

Finished goods             $214,602      $204,668
Work-in-process              56,857        45,683
Raw materials               160,947       136,391
                           ----------------------
                           $432,406      $386,742
                           ======================


Note G - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 20 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. The Company did not repurchase any shares of its common stock during the first quarter of 1998. Prior to 1998, a total of 10 million shares of the Company's common stock was repurchased under the program.

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold and can be settled in cash or common stock at the Company's discretion. Repurchase prices relating to put options outstanding range from $55 per share to $56 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $18 million at March 31, 1998.

Note H - Commitments and Contingencies

Beginning in 1993, Schneider (Europe) AG and Schneider (USA) Inc., subsidiaries of Pfizer, Inc., alleged that the Company's Synergy(TM) products infringe one of their patents. On May 13, 1994, the Company filed a lawsuit against them in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment that this patent is invalid and that the Company's Synergy products do not infringe the patent. The Company subsequently amended its complaint to seek a declaratory judgment that the patent is unenforceable. The Schneider companies filed counterclaims against the Company, alleging the Company's willful infringement of the patent and seeking monetary and injunctive relief. In October, 1997, the District Court granted the Company's motion for summary judgment on noninfringement, and ruled that the Company cannot litigate the issues of validity and enforceability, which had previously been litigated by SCIMED Life Systems, Inc. (SCIMED), the Company's subsidiary. Both parties filed notices of appeal, but subsequently stipulated to their dismissal pursuant to a settlement agreement dated March 27, 1998. The Company ceased marketing its Synergy catheters in August 1996.


On May 31, 1994, SCIMED filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) Stent Delivery System to its complaint. Trial is scheduled to begin in late 1998 or early 1999.

SCIMED has accused ACS's COMET(TM) PTCA catheter, MULTILINK HP(TM) Stent Delivery System and ROCKET(TM) PTCA catheter of infringing several SCIMED patents. These claims are subject to arbitration relating to a threshold determination under the November 27, 1991 settlement agreement. The arbitration began on May 11, 1998. If SCIMED is successful in the arbitration, it intends immediately to commence patent infringement litigation to enforce its rights under the relevant patents against ACS.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement of four U.S. patents licensed to ACS by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP(R) EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

On December 15, 1995, the Company and SCIMED filed a suit for restraint of trade, unfair competition and conspiracy to monopolize against ACS and the Schneider companies, alleging certain violations of state and federal antitrust laws arising from the improper prosecution, enforcement and cross-licensing of U.S. patents relating to rapid exchange balloon dilatation angioplasty catheters. Suit was filed in the U.S. District Court for the District of Massachusetts and seeks monetary, declaratory and injunctive relief. In October 1997, the court granted the defendants' motion to dismiss. The Company and Schneider filed notices of appeal, but subsequently stipulated to their dismissal pursuant to a settlement agreement dated March 27, 1998.

On September 16, 1997, ACS filed a suit for patent infringement against the Company and SCIMED, alleging that SCIMED's REBEL(TM) PTCA catheter infringes two U.S. patents licensed to ACS and one U.S. patent owned by ACS. Suit was filed in the U.S. District Court for the Northern District of California seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered, denying the allegations in the complaint. A trial date has not yet been set.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. The lawsuit seeks a declaratory judgment that the Company has infringed the Bard patent, preliminary and permanent injunctions enjoining the manufacture, use or sale of the MaxForce TTS catheter or any other infringing product, monetary damages and expenses. After a jury trial in June 1997, the jury returned a verdict finding that the Company infringed the Bard patent and awarded damages to Bard in the amount of $10.8 million. No judgment has been entered pending trial on the Company's claim that the patent was obtained by inequitable conduct. The Company intends to appeal any judgment entered on the jury verdict. The Company no longer markets the accused device.

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations. The court has requested that an expert provide the court with technical advice.

On March 25, 1996, Cordis Corporation, a subsidiary of Johnson & Johnson Company, filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material, used in certain SCIMED catheter products, including SCIMED's BANDIT and EXPRESS PLUS catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is scheduled to begin June 1998.

On March 17, 1997, the Company, through its subsidiaries, filed suit in France seeking a declaration of noninfringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. A decision is expected late in 1998.

On July 18, 1997, Cordis Corporation filed a cross border suit in The Netherlands against various subsidiaries of the Company, alleging that the LEAP balloon infringes one of Cordis' European patents. In this action, Cordis requested expedited relief, including an injunction, covering The Netherlands, Germany, France, the United Kingdom and Italy. The court posed certain questions to the European Patent Office (EPO). A response has not yet been received. The Company appealed the court's decision to present questions to the EPO. A hearing on the appeal is set for June 16, 1998.

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis alleging willful infringement of several SCIMED U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), SLEUTH(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, Fourth District, seeking monetary and injunctive relief. The parties have agreed to add Cordis' CHARGER(TM) and HELIX(TM)catheter to the suit. Cordis has answered, denying the allegations of the complaint. Trial is scheduled for January 1999.

On December 13, 1996, the Superior Court of the State of Arizona granted the motion of Impra, Inc., to add the Company as an additional defendant in Impra's case against Endomed, Inc. Impra (now a subsidiary of C.R. Bard, Inc.) alleges that Endomed, Inc. misappropriated certain Impra trade secrets and that the Company acted in concert with Endomed to utilize the technology. On the same date, Endomed and the Company were preliminarily enjoined, among other things, from any further use or disclosure of the technology. The Company has answered, denying the allegations of the complaint. The suit has been dismissed pursuant to a Settlement Agreement dated April 28, 1998.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(TM) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. Trial was held in the United Kingdom on March 23, 1998 and a decision is expected in May 1998. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson's appeal of this decision with respect to one of the patents has been denied on the ground that there is a "reasonable
chance that the patent will be declared null and void."   A hearing on the
merits is expected in early 1999.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that the Company's NIR stent infringes one of Ethicon's patents. A hearing is scheduled for June 19, 1998.

On June 16, 1997, the Company and SCIMED filed a suit against Johnson & Johnson, Ethicon, Inc. and Johnson & Johnson International Systems Co. (Johnson & Johnson) in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of noninfringement for the NIR stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. The Company subsequently amended its complaint to add a third patent. In October, 1997, Johnson & Johnson's motion to dismiss the suit was denied. Johnson & Johnson has answered, denying the allegations of the complaint, and counterclaiming for patent infringement. This action has been consolidated with the Delaware action described below.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered the complaint denying Johnson & Johnson's allegations.

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations. The Massachusetts case described above has been consolidated with this action. On April 13, 1998, Cordis filed a motion requesting a preliminary injunction against the NIR stent. A hearing date has not yet been set.

On April 9, 1998, Schneider (U.S.A.) Inc. filed a suit in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a patent owned by the Company and the noninfringement of the patent by Schneider's Wallstent(R) products. The Company has answered, denying certain allegations and has filed a counterclaim alleging infringement of the patent by Wallstent products.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR stent infringes a patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A hearing date has not yet been set.

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's ("Circon")
Spiked and Fluted VaporTrode(TM) electrodes and Grooved VaporTome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgement for invalidity and noninfringement of three Circon patents. A trial has been set for November 1998. On March 19, 1998, the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the Company's declaratory judgement action against Circon. The suit was filed in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. The Company has filed a motion to dismiss the Wisconsin action in light of the pending action in Massachusetts. A hearing date on the Wisconsin motion has not yet been set.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net sales for the first quarter increased 9% to $470 million as compared to $431 million in the first quarter of 1997. International revenues for the quarter were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the first quarter increased approximately 13%. Net income for the first quarter amounted to $67 million, or $.34 per share (diluted). This compares to net income of $75 million, or $.38 per share, reported in the first quarter of 1997.

During the first quarter, United States (U.S.) revenues increased approximately 7% and international revenues increased approximately 12% compared to the same period in the prior year. International revenues during the first quarter of 1998 were negatively impacted compared to the first quarter of 1997 by unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen. Excluding the impact of foreign exchange, international revenues increased approximately 21% compared to the same period in the prior year. International revenue growth from the same period in the prior year was driven by increases in both the Asia Pacific and European regions. International revenues as a percentage of worldwide sales was 42% in the first quarter of 1997 compared to 43% in the first quarter of 1998.

Gross profit as a percentage of net sales decreased from 71.9% in the first quarter of 1997 to 70.2% in the first quarter of 1998. The decrease in the Company's gross margin percentage is due to write-downs for excess and obsolete inventory, a shift in the Company's product sales mix, a decline in average selling prices as a result of continuing pressure on healthcare costs and increased competition, and unfavorable foreign exchange rate movements discussed above. However, the negative impact of the above conditions was partially offset by cost containment programs and new products. Future gross margins may be impacted by the Company's ability to effectively manage its inventory level and mix.

Selling, general and administrative expenses as a percentage of net sales increased from 35.3% in the first three months of 1997 to 36.6% in the first three months of 1998, and increased $20 million to $172 million. The increase as a percentage of net sales reflects costs to operate the Company's new global information system, continued expansion of the Company's direct sales operations in certain emerging markets, and increased costs in domestic distribution. The Company continues to expand its direct sales presence in Asia Pacific and Latin America so as to be in a position to take advantage of expanded market opportunities. The Company believes that it will be able to realize improved long-term returns on its investments with a direct selling presence in these regions.

Royalty expenses remained at approximately 1.4% of net sales while increasing from $6 million in the first quarter of 1997 to $7 million in the first quarter of 1998. The Company continues to enter into strategic technological alliances, some of which include royalty commitments. The Company believes the additional investments will enhance its competitive position in the future.

Research and development expenses as a percentage of net sales increased from 9.0% in the first three months of 1997 to 9.5% in the first three months of 1998, and increased $6 million to $45 million. The increase in research and development reflects increased spending on new product development programs, and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

During the first three months of 1998, operating expenses increased from the same period in the prior year at a faster percentage than net sales and the Company expects this relationship to continue during the second quarter of 1998. However, the Company also expects that the additional investments in infrastructure will enhance its competitive position in the second half of 1998 and beyond.

Interest expense increased from $3 million in the first quarter of 1997 to $6 million in the first quarter of 1998. The overall increase in interest expense is primarily attributable to a higher outstanding debt balance, including the Company's issuance of $500 million in fixed rate debt securities during the quarter (see discussion below). Other income (expense), net, decreased from income of $2 million in the first quarter of 1997 to expense of $3 million in the first quarter of 1998. The change is primarily attributable to net gains on sales of equity investments of approximately $5 million recorded in the first quarter of 1997.

The Company's effective tax rate improved from approximately 33% in the first quarter of 1997 to 32% in the first quarter of 1998. The reduction in the Company's effective tax rate is primarily due to increased business in lower tax geographies and certain tax planning initiatives.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits. Although these factors may impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

Liquidity and Capital Resources

In March 1998, the Company issued $500 million of 6.625% debt securities (Debt Securities) due March 2005 under a Public Debt Registration Statement filed with the U.S Securities and Exchange Commission. The Debt Securities are not redeemable prior to maturity and are not subject to any sinking fund requirements. A significant portion of the net proceeds from the sale of the Debt Securities (approximately $496 million) was used for repayment of indebtedness under the Company's commercial paper program.

Cash and short-term investments totaled $155 million at March 31, 1998 compared to $80 million at December 31, 1997. The increase in cash and short-term investments is primarily attributable to cash provided in connection with the Company's issuance of debt securities and proceeds from operating activities. The cash proceeds were partially offset by the repayment of the outstanding commercial paper balance and capital expenditures incurred to expand the Company's manufacturing and distribution facilities. Working capital increased from $256 million at December 31, 1997 to $819 million at March 31, 1998. The significant improvement in working capital is primarily attributable to the refinancing of commercial paper with the Debt Securities.

The increase in accounts receivable, net, from December 31, 1997 to March 31, 1998 is primarily due to an increase in days sales outstanding from 77 to
81. In addition to impacting selling prices, the trend to managed care has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provisions in the future. The increase in inventory is primarily a result of continued stocking of the NIR(TM) stent in preparation for the Company's planned launch in the U.S. and Japan, and an increase in U.S. finished goods. The Company is committed to purchase approximately $70 million of NIR stents for the remainder of 1998. The Company expects inventory levels to peak in mid 1998 and then begin to decline as the NIR stent is launched in the U.S. and Japan, and as the Company's new global supply chain management system becomes fully operational. Regulatory approval of the NIR stent and successful implementation of the Company's supply chain initiatives is necessary to reduce the Company's inventory to an acceptable level.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives and/or make additional investments in existing relationships. Estimated cash payments for integration costs related to prior acquisitions are approximately $46 million for the remainder of 1998. In addition, the Company expects to incur additional capital expenditures of approximately $150 million in 1998, including construction of additional manufacturing space and completion of a global information system. The Company's new global information system is Year 2000 compliant. The Company is assessing other programs to determine if they are Year 2000 compliant and the Company does not anticipate that additional compliance costs will have a material impact on its business, operations or its financial condition.

The Company may borrow additional amounts under its revolving credit agreement and its Japanese borrowing facilities in the future. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities, and borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs at least through the end of 1998. The Company may need to increase its bank facilities during 1998 if it continues to execute strategic initiatives, although there are no assurances that the financing can be or will be obtained.

Market Risk Disclosures

The Company's floating and fixed rate debt obligations are subject to interest rate risk. If interest rates increase 100 basis points in 1998 the increase would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligations. A 100 basis point increase would not result in a material increase in interest income or the fair value of the Company's short-term investments.

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments, generally one to six months. The Company does not engage in speculation. The Company's foreign exchange contracts, which amounted to approximately $211 million at March 31, 1998, should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at March 31, 1998. In addition, unhedged foreign currency balance sheet exposures as of March 31, 1998 are not expected to result in a significant loss of earnings or cash flows. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Litigation

The Company is involved in various lawsuits, including patent infringement and product liability suits, from time to time in the normal course of business.
In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in the notes to the unaudited condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more cases in which the Company's products are accused of patent infringement could have a material adverse effect on the Company.

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

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: (a) the Company's forward build and spend programs and its ability to benefit from expansion; (b) the Company's plans to continue to invest aggressively in its global systems and worldwide manufacturing and distribution capacity; (c) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, and healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (d) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (e) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (f) risks associated with international operations; (g) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (h) the ability of the Company to implement its overall business strategy; (i) the ability of the Company to manage accounts receivable and inventory levels and mix and to react effectively to the changing managed care environment; (j) the ability of the Company to meet its projected cash needs through the end of 1998; (k) the Company's plans for the launch of the NIR stent in the U.S. and Japan: (l) the ability of the global information systems to improve supply chain management; (m) costs associated with implementing Year 2000 compliance and business process reengineering; (n) the Company's belief that operating expenses will increase at a faster percentage than net sales during the second quarter of 1998 and the expectation that the additional investments in infrastructure will enhance the Company's competitive position in the second half of 1998 and beyond;
(o) the ability of additional investments in technological alliances to enhance the Company's future competitive position; (p) the ability to realize improved long-term returns on the Company's investments with a direct selling presence in emerging markets; and (q) risks associated with litigation. Several important factors,in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.


                              OTHER INFORMATION

Item 1:  Legal Proceedings


Note H - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.


Item 6:  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None.

         (b) The following reports were filed during the quarter ended March 31, 1998:

              None.


                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1998.


                             BOSTON SCIENTIFIC CORPORATION


                             By:    /s/ Lawrence C. Best
                             Name:   Lawrence C. Best
                             Title:  Chief Financial Officer and Senior Vice
                                     President - Finance and Administration