Form 10-Q
period 1998-06-30
BOSTON SCIENTIFIC CORP
filed 1998-08-14
CIK 885725

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      -----------------------------------

                                   FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934

     For the quarterly period ended: June 30, 1998


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

          Yes  [X]                  No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                       Shares Outstanding
          Class                                        as of June 30, 1998
          -----                                        -------------------

Common Stock, $.01 Par Value                               195,702,035


--------------------------------------------------------------------------------

                                    PART I
                             Financial Information


ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                      June 30,         December 31,
In thousands, except share and per share data                          1998               1997
-----------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                          $148,588             $57,993
   Short-term investments                                                7,332              22,316
   Trade accounts receivable, net                                      440,124             413,838
   Inventories                                                         459,871             386,742
   Deferred income taxes                                               154,036             146,956
   Prepaid expenses and other current assets                            51,724              36,176
                                                                  -----------------------------------
         Total current assets                                        1,261,675           1,064,021

Property, plant, equipment and leaseholds                              796,618             706,515
  Less: accumulated depreciation and amortization                      234,088             207,548
                                                                  -----------------------------------
                                                                       562,530             498,967
Intangibles, net                                                       319,660             313,346
Investments and other assets                                            85,372              91,473
                                                                  -----------------------------------
                                                                    $2,229,237          $1,967,807
                                                                  ===================================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)


                                                                          June 30,         December 31,
In thousands, except share and per share data                               1998               1997
------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings due within one year                                          $27,127           $447,208
   Accounts payable                                                         67,078             98,878
   Accrued expenses                                                        194,639            161,236
   Accrual for merger-related charges                                       29,559             68,358
   Income taxes payable                                                     42,128             26,039
   Other current liabilities                                                 4,662              6,292
                                                                       -------------------------------
         Total current liabilities                                         365,193            808,011

Long-term debt                                                             551,192             46,325
Deferred income taxes                                                       58,034             58,034
Other long-term liabilities                                                 72,506             69,205

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 25,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 300,000,000 shares,
     195,935,721 shares issued at June 30, 1998 and 195,611,491 at
     December 31, 1997                                                       1,959              1,956
   Additional paid-in capital                                              462,001            432,556
   Contingent stock repurchase obligation                                   11,200             18,295
   Retained earnings                                                       816,530            706,542
   Foreign currency translation adjustment                                (104,511)           (94,279)
   Unrealized gain on available-for-sale securities, net                     6,759             17,422
   Treasury stock, at cost - 233,686 shares at June 30, 1998
     and 1,800,627 shares at December 31, 1997                             (11,626)           (96,260)
                                                                       -------------------------------
         Total stockholders' equity                                      1,182,312            986,232
                                                                       -------------------------------
                                                                        $2,229,237         $1,967,807
                                                                       ===============================

      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                           Three months ended                  Six months ended
                                                                June 30,                           June 30,
In thousands, except per share data                        1998           1997                1998           1997
---------------------------------------------------------------------------------------------------------------------
Net sales                                                $505,731       $473,749              $975,736      $904,280
Cost of products sold                                     151,230        131,455               291,189       252,512
                                                        -------------------------           -------------------------
Gross profit                                              354,501        342,294               684,547       651,768

Selling, general and administrative expenses              181,666        157,031               353,534       308,994
Royalties                                                   6,607          5,388                13,342        11,286
Research and development expenses                          48,638         41,006                93,286        79,704
Purchased research and development                         10,952         11,950                10,952        11,950
Merger-related charges                                    (20,314)       145,891               (20,314)      145,891
                                                        -------------------------           -------------------------
                                                          227,549        361,266               450,800       557,825
                                                        -------------------------           -------------------------
Operating income (loss)                                   126,952        (18,972)              233,747        93,943

Other income (expense):
   Interest and dividend income                             1,249            956                 1,949         1,994
   Interest expense                                        (8,198)        (3,353)              (14,252)       (6,651)
   Other, net                                               3,798         (1,686)                  738           251
                                                        -------------------------           -------------------------
Income (loss) before income taxes                         123,801        (23,055)              222,182        89,537
Income taxes                                               45,065          3,841                76,547        40,997
                                                        -------------------------           -------------------------
Net income (loss)                                         $78,736       ($26,896)             $145,635       $48,540
                                                        =========================            =========================

Net income (loss) per common share - basic                  $0.40         ($0.14)                $0.75         $0.25
                                                        =========================            =========================

Net income (loss) per common share - assuming dilution      $0.39         ($0.14)                $0.73         $0.24
                                                        =========================            =========================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

                                                             Six Months Ended June 30, 1998
                                               ----------------------------------------------------------
                                                     Common Stock           Additional      Contingent
                                               -------------------------      Paid-In    Stock Repurchase
                                               Shares Issued Par Value        Capital       Obligation
                                               ----------------------------------------------------------
                                                           (In thousands, except share data)
Balance at December 31, 1997                     195,611,491    $ 1,956     $ 432,556     $ 18,295
Net income
Foreign currency translation
  adjustment
Issuance of common stock                             324,230          3        22,350
Expiration of stock repurchase obligation                                       7,095       (7,095)
Tax benefit relating to incentive stock option
  and employee stock purchase plans
Net change in equity investments
                                               ----------------------------------------------------------
Balance at June 30, 1998                         195,935,721    $ 1,959     $ 462,001     $ 11,200
                                               ==========================================================


                                                                           Six Months Ended June 30, 1998
                                              ---------------------------------------------------------------------------------
                                                                                     Unrealized Gain
                                                             Foreign Currency         on Available-
                                               Retained        Translation              for-Sale          Treasury
                                               Earnings         Adjustment           Securities, Net        Stock      Total
                                              ---------------------------------------------------------------------------------
                                                                     (In thousands, except share data)
Balance at December 31, 1997                  $ 706,542         $ (94,279)              $ 17,422       $ (96,260)    $ 986,232
Net income                                      145,635                                                                145,635
Foreign currency translation
  adjustment                                                      (10,232)                                             (10,232)
Issuance of common stock                        (51,377)                                                  84,634        55,610
Expiration of stock repurchase obligation
Tax benefit relating to incentive stock option
  and employee stock purchase plans              15,730                                                                 15,730
Net change in equity investments                                                         (10,663)                      (10,663)
                                              ---------------------------------------------------------------------------------
Balance at June 30, 1998                      $ 816,530         $(104,511)               $ 6,759       $ (11,626)  $ 1,182,312
                                              =================================================================================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                         Six Months Ended
                                                                             June 30,
In thousands                                                           1998             1997
-----------------------------------------------------------------------------------------------
Cash provided by operating activities                                 $49,532          $73,951

Investing activities:
   Purchases of property, plant, and equipment, net                   (94,327)        (109,583)
   Net maturities of held-to-maturity short-term investments                            18,232
   Sales of available-for-sale securities                              10,708              902
   Purchases of available-for-sale securities                                           (6,436)
   Payments for investments in certain technologies                   (10,954)         (38,593)
   Other, net                                                                           (3,179)
                                                                    ---------------------------
Cash used in investing activities                                     (94,573)        (138,657)

Financing activities:
   Proceeds from the issuance of debt securities, net of debt
     issuance costs                                                   496,441
   Net increase (decrease) in commmercial paper                      (423,250)          93,950
   Net proceeds from notes payable, capital leases
     and long-term borrowings                                          14,269           12,045
   Proceeds from issuances of shares of common stock,
     net of tax benefits                                               49,000           25,668
   Acquisition of treasury stock, net of proceeds from
     put options                                                                       (81,458)
                                                                    ---------------------------
Cash provided by financing activities                                 136,460           50,205
Effect of foreign exchange rates on cash                                 (824)          (3,533)
                                                                    ---------------------------
Net increase (decrease) in cash and cash equivalents                   90,595          (18,034)
Cash and cash equivalents at beginning of period                       57,993           72,175
                                                                    ---------------------------
Cash and cash equivalents at end of period                           $148,588          $54,141
                                                                    ===========================


      See notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Acquisitions

On June 16, 1998, the Company announced the signing of a definitive agreement to acquire Schneider Worldwide (Schneider), a member of the Medical Technology Group of Pfizer Inc., for approximately $2.1 billion in cash. Schneider develops, manufactures and markets a broad range of catheter-based technologies used in less invasive medicine. The transaction is expected to be consummated later in 1998.

On June 30, 1998, the Company acquired 100% of the outstanding stock of CardioGene Therapeutics, Inc., a development stage company focused on the application of gene therapy for treatment of cardiovascular diseases. The acquisition is accounted for under the purchase method of accounting. The purchase price is not material to the Company's financial position or results of operations and the acquisition did not have a material pro forma impact on the Company's operations.

Note C - Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The Company had comprehensive income of $69 million for the three months ended June 30, 1998 and a comprehensive loss of $35 million for the three months ended June 30, 1997. For the six months ended June 30, 1998 and 1997, the Company's comprehensive income was $125 million and $10 million, respectively. The Company's adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.


Note D - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                 Three Months                    Six Months
                                                Ended June 30,                 Ended June 30,
(In thousands, except per share data)         1998          1997             1998          1997
-------------------------------------------------------------------------------------------------
Basic:
   Net income (loss)                        $ 78,736     ($26,896)         $145,635      $ 48,540
                                          -------------------------------------------------------
   Weighted average shares outstanding       194,898      194,702           194,458       194,672
                                          -------------------------------------------------------
   Net income (loss) per common share       $   0.40     (  $0.14)         $   0.75      $   0.25
                                          =======================================================
Assuming dilution:
   Net income (loss)                        $ 78,736     ($26,896)         $145,635      $ 48,540
                                          -------------------------------------------------------
   Weighted average shares outstanding       194,898      194,702           194,458       194,672
   Net effect of dilutive put options                                             4             2
   Net effect of dilutive stock
    options                                    4,966                          4,674         5,637
                                          -------------------------------------------------------
   Total                                     199,864      194,702           199,136       200,311
                                          -------------------------------------------------------
   Net income (loss) per common share       $   0.39     (  $0.14)         $   0.73      $   0.24
                                          =======================================================


Note E - Merger-Related Charges and Expenses

At June 30, 1998, the Company had an accrual for merger-related and special charges of $48 million with respect to the Company's mergers and acquisitions. The accrual includes those remaining costs typical in merging operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset write-downs and other integration costs. The merger-related charges were determined based on formal plans approved by the Company's management using the best information available to it at the time. The workforce-related initiatives involved substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the businesses related to these mergers and acquisitions is executed.

The Company periodically reviews the amounts included in the accrual related to these charges in comparison to their respective requirements and adjusts the accrual as necessary. During a review in the second quarter of 1998, the Company identified and reversed amounts no longer required which were included in the accrual for merger-related and special charges of approximately $20 million. The amounts related primarily to the merger-related charges accrued in the second quarter of 1997.

The activity impacting the accrual for merger-related and special charges during the first six months of 1998 is summarized in the following table:


                                           Balance at                                       Balance at
                                          December 31,       Charges                         June 30,
(in thousands)                                1997           Utilized      Adjustments         1998
-------------------------------------------------------------------------------------------------------
Facilities                                  $ 19,989         $ 2,113         $ 2,176         $15,700
Workforce reductions                          25,242           3,017           9,351          12,874
Contractual commitments                       29,334          18,217           5,371           5,746
Asset write-downs                             15,802           6,410           2,416           6,976
Direct transaction and other costs            11,291           3,270           1,000           7,021
                                          -------------------------------------------------------------
                                            $101,658         $33,027         $20,314         $48,317
                                          =============================================================

Most of the plans are expected to be completed by the end of 1998.   Cash
outlays to complete the balance of the Company's initiative to integrate the businesses related to mergers and acquisitions are estimated to be approximately $23 million.

The June 30, 1998 accrual for merger-related and special charges is classified within the balance sheet as follows:

(in thousands)
---------------------------------------------------------------------
Accrual for merger-related charges                            $29,559
Property, plant, equipment and leaseholds                      11,714
Other long-term liabilities                                     7,044
                                                          -----------
                                                              $48,317
                                                          ===========

Note F - Credit Arrangements

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

In addition to its existing credit facilities with several Japanese banks, the Company entered into a new Japanese uncommitted credit facility in March 1998. The new credit facility provides for additional borrowings and promissory notes discounting of up to 3 billion yen, or approximately $21 million.

Note G - Inventories

The components of inventory consist of the following:

                        June 30,           December 31,
(In thousands)            1998                  1997
--------------------------------------------------------
Finished goods          $216,635              $204,668
Work-in-process           62,705                45,683
Raw materials            180,531               136,391
                      ----------------------------------
                        $459,871              $386,742
                      ==================================

Note H - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 20 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. The Company did not repurchase any shares of its common stock during the first half of 1998. Prior to 1998, a total of 10 million shares of the Company's common stock was repurchased under the program.

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold and can be settled in cash or common stock at the Company's discretion. During the second quarter of 1998, put options for 129,000 shares expired. The repurchase price relating to put options outstanding is $56 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $11 million at June 30, 1998.

Note I - New Accounting Pronouncements

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities", which provides new guidance on the financial reporting of start-up costs and organization costs. The Company is required to adopt this statement in 1999. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statements and related disclosures.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is required to adopt this statement in the year 2000. The Company is in the process of determining the effect of adoption of this statement on its consolidated financial statements and related disclosures.

Note J - Commitments and Contingencies

On May 31, 1994, SCIMED filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) Stent Delivery System to its complaint. ACS has answered, denying the allegations of the complaint. Trial is scheduled to begin in late 1998 or early 1999.

SCIMED has accused ACS's COMET(TM) PTCA catheter, MULTILINK HP(TM) Stent Delivery System and ROCKET(TM) PTCA catheter of infringing several SCIMED patents. These claims are subject to arbitration relating to a threshold determination under a November 27, 1991 settlement agreement. The arbitration began on May 11, 1998. If SCIMED is successful in the arbitration, it intends immediately to commence patent infringement litigation to enforce its rights under the relevant patents against ACS.

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

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations.
A court-appointed technical expert has provided the court with technical advice and additional filings are due in August 1998.

On June 30, 1998 Cook, Inc. filed suit in the Region Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. The Company is reviewing the allegations.

On March 25, 1996, Cordis Corporation, a subsidiary of Johnson & Johnson Company (Cordis), filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material, used in certain SCIMED catheter products, including SCIMED's BANDIT and EXPRESS PLUS catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is expected to begin in late 1998.

On March 17, 1997, the Company, through its subsidiaries, filed suit in France seeking a declaration of noninfringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. No hearing date has been set.

On July 18, 1997, Cordis filed a cross border suit in The Netherlands against various subsidiaries of the Company, alleging that the LEAP balloon infringes one of Cordis' European patents. In this action, Cordis requested expedited relief, including an injunction, covering The Netherlands, Germany, France, the United Kingdom and Italy. The court posed certain questions to the European Patent Office (EPO). The Company appealed the court's decision to present questions to the EPO. A hearing on the appeal was held June 16, 1998. A decision is expected on October 1, 1998.

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis alleging willful infringement of several SCIMED U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), SLEUTH(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, Fourth District, seeking monetary and injunctive relief. The parties have agreed to add Cordis' CHARGER(TM) and HELIX(TM) catheter to the suit. Cordis has answered, denying the allegations of the complaint. Trial is scheduled for January 1999.

On December 13, 1996, the Superior Court of the State of Arizona granted the motion of Impra, Inc., to add the Company as an additional defendant in Impra's case against Endomed, Inc. Impra (now a subsidiary of C.R. Bard, Inc.) alleged that Endomed, Inc. misappropriated certain Impra trade secrets and that the Company acted in concert with Endomed to utilize the technology. On the same date, Endomed and the Company were preliminarily enjoined, among other things, from any further use or disclosure of the technology. The Company has answered, denying the allegations of the complaint. The suit has been dismissed pursuant to a Settlement Agreement dated April 28, 1998.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(TM) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March, 1998, the Court ruled on June 26, 1998 that neither of the patents is infringed by the NIR stent, and that both patents are invalid. Ethicon has appealed. A jurisdictional hearing in France is scheduled for September 1998. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. A hearing on the merits is scheduled in The Netherlands for January 15, 1999.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that the Company's NIR stent infringes one of Ethicon's patents. On June 23, 1998, the case was stayed following a decision in an unrelated nullity action in which the Ethicon patent was found to be invalid.

On June 16, 1997, the Company and SCIMED filed a suit against Johnson & Johnson, Ethicon, Inc. and Johnson & Johnson International Systems Co. (Johnson & Johnson) in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of noninfringement for the NIR stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. The Company subsequently amended its complaint to add a third patent. In October, 1997, Johnson & Johnson's motion to dismiss the suit was denied. Johnson & Johnson answered, denying the allegations of the complaint, and counterclaiming for patent infringement. This action has been consolidated with the Delaware action described below.

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

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations. The Massachusetts case described above has been consolidated with this action. On April 13, 1998, Cordis filed a motion requesting a preliminary injunction against the NIR stent. Following the court's decision not to grant a preliminary injunction against co-defendant ACS, Cordis has withdrawn its request for preliminary injunction against the Company. A trial date has not yet been set.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR stent infringes a third patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial date has not yet been set.

On August 13, 1998, Applied Vascular Engineering, Inc. (AVE) filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have not yet answered, but intend to deny the allegations of the complaint.

On April 9, 1998, Schneider (U.S.A.) Inc. filed a suit in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a patent owned by the Company and the noninfringement of the patent by Schneider's Wallstent(R) products. The Company has answered, denying certain allegations and has filed a counterclaim alleging infringement of the patent by the Wallstent products. The parties intend to dismiss their suits upon consummation of the proposed acquisition of the Schneider business by the Company.

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's (Circon) Spiked and Fluted VaporTrode(TM) electrodes and Grooved VaporTome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgement for invalidity and noninfringement of three Circon patents. A trial has been set for November 1998. On March 19, 1998, the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the Company's declaratory judgement action against Circon. The suit was filed in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. The Company has filed a motion to dismiss the Wisconsin action in light of the pending action in Massachusetts. A hearing date on the Wisconsin motion has not yet been set. Trial in the Massachusetts case is scheduled to begin in November, 1998.

On June 22, 1998, the Company filed suit in the U.S. District Court for the Central District of California against Mentor Medical, Inc., sometimes d/b/a Mentor Urology, Inc. (Mentor) alleging that Mentor's Cinch(TM) Bladder Neck Suspension Anchor System and Suspend(TM) Tutoplast(R) Processed Fascia Lata infringe a patent owned by the Company and that Mentor's bone anchor infringe a second patent licensed by the Company. The Company is requesting a preliminary injunction on the first patent. A hearing is scheduled for September 11, 1998.

On May 12, 1998 C.R. Bard, Inc. (Bard) filed a crossborder suit in The Netherlands against various subsidiaries of the Company, alleging that the Company's VIVA!(TM) and MAXXUM(TM) rapid-exchange catheters infringe one of Bard's European patents. In this action, Bard requested relief covering The Netherlands, Germany, France, Spain and the United Kingdom. A hearing on the merits is scheduled for February, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the second quarter of 1998 increased 7% to $506 million as compared to $474 million in the second quarter of 1997. International revenues for the quarter were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the second quarter increased approximately 11%. Net income for the second quarter of 1998 was approximately $78 million, or $0.39 per share (diluted), exclusive of net reversals of merger-related and special charges of $9 million ($1 million, net-of-tax). This compares to net income of $90 million, or $0.45 per share, exclusive of merger-related and special charges of $158 million ($117 million, net-of-tax), in the second quarter of 1997. The Company reported net income in the second quarter of 1998 of $79 million, or $0.39 per share, inclusive of net reversals of merger-related and special charges. This compares to a net loss of $27 million, or $0.14 per share, inclusive of merger-related and special charges, reported in the second quarter of 1997.

Net sales for the six month period ended June 30, 1998 increased 8% to $976 million as compared to $904 million in the first half of 1997. International revenues for the six month period ended June 30, 1998 were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the first half of 1998 increased approximately 12%. Net income for the six month period ended June 30, 1998 was approximately $145 million, or $0.73 per share (diluted), exclusive of net reversals of merger-related and special charges of $9 million ($1 million, net-of-tax). This compares to net income of $166 million, or $0.83 per share, exclusive of merger-related and special charges of $158 million ($117 million, net-of-tax), in the first half of 1997. The Company reported net income in the six month period ended June 30, 1998 of $146 million, or $0.73 per share, inclusive of net reversals of merger-related and special charges. This compares to net income of $49 million, or $0.24 per share, inclusive of merger-related and special charges, reported in the six month period ended June 30, 1997.

During the second quarter, United States (U.S.) revenues increased approximately 6%, while international revenues increased approximately 7% compared to the same period of the prior year. International revenues during the second quarter of 1998 were negatively impacted compared to the second quarter of 1997 by unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus the Japanese yen. Excluding the impact of foreign exchange, international revenues increased approximately 17% compared to the same period of the prior year. International sales as a percentage of worldwide sales was approximately 43% in both the second quarter of 1997 and 1998. Revenues in the United States increased approximately 7% during the first six months of 1998 compared to the same period of the prior year. International revenues increased approximately 10% during the first six months of 1998 compared to the same period of the prior year. Excluding the impact of foreign exchange, international revenues increased approximately 19% compared to the same period of the prior year.

Gross profit as a percentage of net sales decreased from 72.3% in the second quarter of 1997 to 70.1% in the second quarter of 1998, and decreased from 72.1% in the six months ended June 30, 1997 to 70.2% in the six months ended June 30, 1998. The decrease in the Company's gross margin percentage is primarily due to write-downs for excess and obsolete inventory, a decline in average selling prices due to continuing pressure on healthcare costs and increased competition, higher manufacturing costs and unfavorable foreign exchange rate movements discussed above. However, the negative impact of the above conditions was partially offset by a shift in the Company's product sales mix and the introduction of new products. Future gross margins may be impacted by the Company's ability to effectively manage its inventory levels and mix.

Selling, general and administrative expenses as a percentage of net sales increased from 33.1% in the second quarter of 1997 to 35.9% in the second quarter of 1998, and increased approximately $25 million from the same period of the prior year to $182 million. Selling, general and administrative expenses as a percentage of net sales increased from 34.2% in the first six months of 1997 to 36.2% in the first six months of 1998, and increased approximately $45 million from the same period of the prior year to $354 million. The increase as a percent of sales reflect costs to operate the Company's new global information system, continued expansion of the Company's direct sales operations in certain emerging markets, and increased costs in domestic distribution. The Company continues to expand its direct sales presence in Asia Pacific and Latin America so as to be in a position to take advantage of expanded market opportunities. The Company believes that it will be able to realize improved long-term returns on its investments with a direct selling presence in these regions.

Royalty expenses remained approximately 1% of net sales while increasing 22.6% from $5.4 million in the second quarter of 1997 to $6.6 million in the second quarter of 1998, and 18.2% from $11.3 million in the first six months of 1997 to $13.3 million in the first six months of 1998. The Company continues to enter into strategic technological alliances, some of which include royalty commitments. The Company believes the additional investments will enhance its competitive position in the future.

Research and development expenses as a percentage of net sales increased from 8.7% in the second quarter of 1997 to 9.6% in the second quarter of 1998, and increased $8 million to $49 million. Research and development expenses increased from 8.8% of net sales in the first six months of 1997 to 9.6% of net sales in the first six months of 1998, and increased $14 million to $93 million. The increase in research and development reflects increased spending on new product development programs, and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

During the first six months of 1998, operating expenses increased from the same period in the prior year at a faster percentage than net sales. The rate at which operating expenses increased as compared to net sales is due primarily to costs incurred in preparation of launching a coronary stent in the U.S. market and the Company's continued expansion of its direct sales operations in certain emerging markets. The Company expects that the launch of a coronary stent in the U.S. and Japanese markets and the additional investments in infrastructure will enhance its future competitive position.

During the second quarter of 1998, the Company identified and reversed amounts no longer required which were included in the accrual for merger-related and special charges of approximately $20 million. The amounts related primarily to the merger-related charges accrued in the second quarter of 1997. The Company also recorded purchased research and development of approximately $11 million in connection with the Company's other strategic acquisitions which were consummated during the period. The net after-tax impact of these special charges was less than $1 million on the condensed consolidated statements of operations. During the second quarter of 1997, the Company recorded merger-related charges of $146 million in connection with its acquisition of Target Therapeutics, Inc. and recorded purchased research and development of $12 million in conjunction with accounting for its additional investment in Medinol, Ltd.

Interest expense increased from $3 million in the second quarter of 1997 to $8 million in the second quarter of 1998, and increased from $7 million in the first six months of 1997 to $14 million in the first six months of 1998. The overall increase in interest expense is primarily attributable to a higher outstanding debt balance, including the Company's issuance of $500 million in fixed rate debt securities during the first quarter of 1998 (see discussion following). Other income (expense), net, increased from expense of $2 million in the second quarter of 1997 to income of $4 million in the second quarter of 1998. The change is primarily attributable to net gains on sales of equity investments of approximately $4 million in the second quarter of 1998 compared to $1 million in the second quarter of 1997. Other income (expense), net, remained constant for the first six months of 1998 compared to the first six months of 1997.

The Company's effective tax rate, excluding the impact of merger-related and special charges, improved from approximately 33% in the second quarter 1997 to 32% in the second quarter of 1998. The Company's effective tax rate, excluding the impact of merger-related and special charges, also improved from approximately 33% in the first six months of 1997 to 32% in the first six months of 1998. The reduction in the Company's effective tax rate in the first half of

1998 compared to the same period in 1997 is primarily due to certain tax planning initiatives. The effective tax rate in the second half of 1998 could increase modestly.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. The U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices that prefer to limit the number of suppliers from which they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits. Although these factors may impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

In March 1998, the Company issued $500 million of 6.625% debt securities (Debt Securities) due March 2005 under a Public Debt Registration Statement filed with the U.S Securities and Exchange Commission. The Debt Securities are not redeemable prior to maturity and are not subject to any sinking fund requirements. A significant portion of the net proceeds from the sale of the Debt Securities (approximately $496 million) was used for repayment of indebtedness under the Company's commercial paper program. Approximately $17 million of interest on the Debt Securities is payable during the third quarter of 1998.

Cash and short-term investments totaled $156 million at June 30, 1998 compared to $80 million at December 31, 1997. The increase in cash and short-term investments is primarily attributable to cash provided in connection with the Company's issuance of debt securities and proceeds from operating activities. The cash proceeds were partially offset by the repayment of the outstanding commercial paper balance, capital expenditures incurred to expand the Company's manufacturing and distribution facilities, tax payments, and payments of merger-related costs. Working capital increased from $256 million at December 31, 1997 to $896 million at June 30, 1998. The significant improvement in working capital is primarily attributable to the refinancing of commercial paper with the Debt Securities.

The increase in accounts receivable, net, from December 31, 1997 to June 30, 1998 is primarily due to an increase in days sales outstanding from 77 to 79.
In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provisions in the future. In addition, the Company is in the process of reducing the number of dealers it works with in Japan and the ability to effectively transition the dealers may impact the timing of the collectibility of dealer receivables. The increase in inventory is primarily a result of continued stocking of the NIR/TM/ stent in preparation for the Company's planned launch in the U.S. and Japan, and an increase in U.S. finished goods. The Company is committed to purchase approximately $43 million of NIR stents for the remainder of 1998. The Company expects inventory levels to peak in 1998 and then begin to decline as the Company's new global supply chain management system becomes fully operational. Successful implementation of the Company's supply chain initiatives is necessary to reduce the Company's inventory to an acceptable level.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue focusing on strategic initiatives and/or make additional investments in existing relationships. Estimated cash payments for integration costs related to prior acquisitions are approximately $13 million for the remainder of 1998.

On June 16, 1998, the Company announced the signing of a definitive agreement to acquire Schneider Worldwide (Schneider), a member of the Medical Technology Group of Pfizer Inc., for approximately $2.1 billion in cash. The transaction is expected to be consummated later in 1998. The Company has secured a commitment from a bank to finance this transaction. The Company expects to raise more permanent financing through a combination of issuance of commercial paper, convertible securities, and additional equity securities.

The Company expects to incur additional capital expenditures of approximately $80 million to $90 million during the remainder of 1998, including construction of additional manufacturing space and completion of a global information system. The Company's new global information system is Year 2000 compliant. The Company is assessing other programs to determine if they are Year 2000 compliant and the Company does not anticipate that additional compliance costs will have a material impact on its business, operations or its financial condition.

The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to fund working capital needs and discretionary operating spending requirements, at least through the end of 1998.

MARKET RISK DISCLOSURES

The Company's floating and fixed rate debt obligations and short-term investments are subject to interest rate risk. If interest rates increase 100 basis points in 1998 the increase would not result in a material change in the Company's interest expense or the fair value of the Company's debt obligations. A 100 basis point increase would not result in a material increase in interest income or the fair value of the Company's short-term investments.

The Company has a $2.1 billion commitment for financing the Schneider acquisition at the date of closing through December 31, 1998. If the commitment is utilized, a 100 basis point increase in interest rates incurred related to the acquisition financing would result in an increase in the Company's then current interest expense incurred from the closing date through December 31, 1998 of approximately $7 million. The Company is in the process of obtaining more permanent financing through a combination of issuance of commercial paper, convertible securities, and additional equity securities, which are subject to market risk.

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments, generally one to six months. The Company does not engage in speculation. The Company's foreign exchange contracts, which amounted to approximately $161 million at June 30, 1998, should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at June 30, 1998. In addition, unhedged foreign currency balance sheet exposures as of June 30, 1998 are not expected to result in a significant loss of earnings or cash flows. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these
fluctuations may have an impact on margins.   The Company's sensitivity analysis
of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. The Company has formed a task force and has begun to assess the potential impact to the Company that may result from the euro conversion. At this early stage of its assessment, the Company can not yet predict the anticipated impact of the euro conversion on the Company.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: (a) the Company's ability to consummate and obtain benefits from the Schneider acquisition; (b) the process, outlays and plan for the integration of businesses acquired by the Company, and the successful and timely implementation of the plan; (c) the impact of successful implementation of the Company's supply chain initiatives on timely reduction in inventory levels; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (e) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (f) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (g) risks associated with international operations; (h) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (i) the Company's belief that its effective tax rate in the second half of 1998 could increase modestly; (j) the ability of the Company to manage accounts receivable and inventory levels and mix and to react effectively to the changing managed care environment; (k) the ability of the Company to meet its projected cash needs through the end of 1998; (l) the ability of the global information systems to improve supply chain management; (m) costs and risks associated with implementing Year 2000 compliance and business process reengineering; (n) the Company's expectation that the launch of a coronary stent in the U.S. and Japanese markets and the additional investments in infrastructure will enhance its future competitive position; (o) the ability of additional investments in technological alliances to enhance the Company's competitive position in the future; (p) the ability to realize improved long-term returns on the Company's investments with a direct selling presence in emerging markets; (q) the ability of the Company to obtain more permanent financing to finance the Schneider acquisition by the end of 1998; and (r) the impact of patent, product liability and other litigation, and the adequacy of the Company's product liability insurance. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

                               OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS


Note J - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 5, 1998, to consider and vote upon proposals to (i) elect three Class III Directors of the Company to hold office until the 2001 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal and (ii) to approve the amendment and restatement of the Boston Scientific Corporation 1992 Employee Stock Purchase Plan. Joseph A. Ciffolillo, N.J. Nicholas, Jr. and Dale A. Spencer were elected as Class III Directors of the Company by a vote of 171,163,712, 171,158,367, and 171,164,664 for, respectively, and 2,457,782, 2,457,127, and
2,450,830 withheld, respectively. The second proposal was approved by a vote of 146,899,364 for, 865,945 against, 232,511 abstaining and 25,617,674 broker non-
votes.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         None

     (b) The following reports were filed during the quarter ended
         June 30, 1998:


   Form 8-K           Date of Event        Description
   --------           -------------        -----------

    Item 5            June 15, 1998        Execution of Purchase Agreement to
                                           acquire Schneider Worldwide, a
                                           member of the Medical Technology
                                           Group of Pfizer, Inc.

                                   SIGNATURE
                                   ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1998.


                              BOSTON SCIENTIFIC CORPORATION


                              By:    /s/ Lawrence C. Best
                                     ------------------------------------------
                              Name:  Lawrence C. Best
                              Title: Chief Financial Officer and Senior Vice
                                     President - Finance and Administration