Form 10-Q
period 1998-09-30
BOSTON SCIENTIFIC CORP
filed 1998-11-17
CIK 885725

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   FORM 10-Q


/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
                                     1934

     For the quarterly period ended: September 30, 1998


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
                                                     --------------

________________________________________________________________________________

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

     Yes  X        No
        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                          Shares Outstanding
          Class                                        as of September 30, 1998
          -----                                        ------------------------
Common Stock, $.01 Par Value                                  196,459,662

________________________________________________________________________________

                                    Part I
                             Financial Information

Item 1.   Financial Statements


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                September 30,         December 31,
In thousands, except share and per share data                                       1998                 1997
--------------------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                       $194,850             $57,993
   Short-term investments                                                             5,498              22,316
   Trade accounts receivable, net                                                   494,056             413,838
   Inventories                                                                      491,828             386,742
   Deferred income taxes                                                            139,196             146,956
   Prepaid expenses and other current assets                                         46,756              36,176
                                                                           -------------------------------------
         Total current assets                                                     1,372,184           1,064,021

Property, plant, equipment and leaseholds                                           924,474             706,515
  Less: accumulated depreciation and amortization                                   253,782             207,548
                                                                           -------------------------------------
                                                                                    670,692             498,967
Excess of cost over net assets acquired, net                                        832,445             100,382
Other intangibles, net                                                              960,323             212,964
Deferred income taxes                                                                79,079
Investments and other assets                                                         79,284              91,473
                                                                           -------------------------------------
                                                                                 $3,994,007          $1,967,807
                                                                           =====================================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)


                                                                                        September 30,       December 31,
In thousands, except share and per share data                                                1998               1997
-------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings due within one year                                                          $2,084,007           $447,208
   Accounts payable                                                                            70,802             98,878
   Accrued expenses                                                                           220,730            161,236
   Accrual for merger-related charges                                                         204,654             68,358
   Income taxes payable                                                                        49,628             26,039
   Other current liabilities                                                                    7,523              6,292
                                                                                   --------------------------------------
         Total current liabilities                                                          2,637,344            808,011

Long-term debt                                                                                553,875             46,325
Deferred income taxes                                                                                             58,034
Other long-term liabilities                                                                    77,746             69,205

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 25,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 300,000,000 shares, 196,459,662 shares issued at September 30, 1998 and
     195,611,491 at December 31, 1997                                                           1,964              1,956
   Additional paid-in capital                                                                 488,429            432,556
   Contingent stock repurchase obligation                                                                         18,295
   Retained earnings                                                                          312,754            706,542
   Foreign currency translation adjustment                                                    (77,168)           (94,279)
   Unrealized (loss) gain on available-for-sale securities, net                                  (937)            17,422
   Treasury stock, at cost - no shares at September 30, 1998
     and 1,800,627 shares at December 31, 1997                                                                   (96,260)
                                                                                   --------------------------------------
         Total stockholders' equity                                                           725,042            986,232
                                                                                   --------------------------------------
                                                                                           $3,994,007         $1,967,807
                                                                                   ======================================

      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                 Three months ended                  Nine months ended
                                                                   September 30,                       September 30,
In thousands, except per share data                              1998          1997                 1998            1997
------------------------------------------------------------------------------------------------------------------------------
Net sales                                                        $575,390      $474,773            $1,551,126     $1,379,053
Cost of products sold                                             200,452       135,907               491,641        388,419
                                                           -----------------------------      -------------------------------
Gross profit                                                      374,938       338,866             1,059,485        990,634

Selling, general and administrative expenses                      186,263       157,313               523,932        450,652
Amortization expense                                               10,964         7,926                26,829         23,581
Royalties                                                           7,982         5,918                21,324         17,204
Research and development expenses                                  49,721        43,358               143,007        123,062
Purchased research and development                                671,000                             681,952         11,950
Merger-related charges                                                                                (20,314)       145,891
Special charges                                                    79,000                              79,000
                                                           -----------------------------      -------------------------------
                                                                1,004,930       214,515             1,455,730        772,340
                                                           -----------------------------      -------------------------------
Operating income (loss)                                          (629,992)      124,351              (396,245)       218,294

Other income (expense):
   Interest and dividend income                                     1,851           745                 3,800          2,739
   Interest expense                                               (15,695)       (2,978)              (29,947)        (9,629)
   Other, net                                                      (2,358)        4,057                (1,620)         4,308
                                                           -----------------------------      -------------------------------
Income (loss) before income taxes                                (646,194)      126,175              (424,012)       215,712
Income tax provision (benefit)                                   (136,798)       37,770               (60,251)        78,767
                                                           -----------------------------      -------------------------------
Net income (loss)                                               ($509,396)      $88,405             ($363,761)      $136,945
                                                           =============================      ===============================

Net income (loss) per common share - basic                         ($2.60)        $0.45                ($1.87)         $0.70
                                                           =============================      ===============================

Net income (loss) per common share - assuming dilution             ($2.60)        $0.44                ($1.87)         $0.68
                                                           =============================      ===============================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

                                                                                Nine Months Ended September 30, 1998
                                                     --------------------------------------------------------------------------
                                                                                                 Contingent
                                                         Common Stock            Additional        Stock
                                                     ------------------------     Paid in        Repurchase          Retained
                                                     Shares Issued  Par Value     Capital        Obligation          Earnings
                                                     --------------------------------------------------------------------------
                                                                         (In thousands, except share data)
Balance at December 31, 1997                            195,611,491   $  1,956   $  432,556     $   18,295       $    706,542
Net loss                                                                                                             (363,761)
Foreign currency translation
  adjustment
Issuance of common stock                                    848,171          8       37,578                           (55,492)
Expiration of stock repurchase obligation                                            18,295        (18,295)
Tax benefit relating to incentive stock option
  and employee stock purchase plans                                                                                    25,465
Net change in equity investments
                                                     --------------------------------------------------------------------------
Balance at September 30, 1998                           196,459,662   $  1,964   $  488,429                      $    312,754
                                                     ==========================================================================

                                                                                Nine Months Ended September 30, 1998
                                                     ------------------------------------------------------------------------------
                                                                         Unrealized
                                                                         Gain (Loss)
                                                        Foreign         on Available
                                                       Currency           for-Sale
                                                      Translation        Securities,     Treasury
                                                       Adjustment           Net           Stock           Total
                                                     -----------------------------------------------------------------------------
                                                                         (In thousands, except share data)
Balance at December 31, 1997                           $  (94,279)       $  17,422       $ (96,260)     $   986,232
Net loss                                                                                                   (363,761)
Foreign currency translation
  adjustment                                               17,111                                            17,111
Issuance of common stock                                                                    96,260           78,354
Expiration of stock repurchase obligation
Tax benefit relating to incentive stock option
  and employee stock purchase plans                                                                          25,465
Net change in equity investments                                           (18,359)                         (18,359)
                                                     ----------------------------------------------------------------------------
Balance at September 30, 1998                          $  (77,168)       $    (937)                     $   725,042
                                                     ============================================================================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                     Nine Months Ended
                                                                                                        September 30,
In thousands                                                                                       1998              1997
---------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                                             $103,468           $64,841

Investing activities:
     Purchases of property, plant, and equipment, net                                             (135,155)         (159,746)
     Net maturities of held-to-maturity short-term investments                                                        28,093
     Sales of available-for-sale securities                                                         11,136             3,145
     Purchases of available-for-sale securities                                                                       (4,422)
     Proceeds from sales of equity investments                                                       4,277
     Acquisition of business, net of cash acquired                                              (2,059,979)
     Payments for acquisitions of and/or investments in
       certain technologies, net                                                                    (7,995)          (42,613)
     Other, net                                                                                                       (8,251)
                                                                                         ------------------------------------
Cash used in investing activities                                                               (2,187,716)         (183,794)

Financing activities:
     Proceeds from the issuance of long-term debt securities,
        net of debt issuance costs                                                                 496,441
     Net increase in commercial paper, net of debt issuance costs                                1,627,915           130,060
     Proceeds from notes payable and long-term borrowings                                           26,409            52,030
     Payments on notes payable, capital leases and
       long-term borrowings                                                                        (13,709)           (9,795)
     Proceeds from issuances of shares of common stock,
        net of tax benefits                                                                         81,479            84,341
     Acquisition of treasury stock, net of proceeds from
        put options                                                                                                 (150,929)
                                                                                         ------------------------------------
Cash provided by financing activities                                                            2,218,535           105,707
Effect of foreign exchange rates on cash                                                             2,570            (4,660)
                                                                                         ------------------------------------
Net increase (decrease) in cash and cash equivalents                                               136,857           (17,906)
Cash and cash equivalents at beginning of period                                                    57,993            72,175
                                                                                         ------------------------------------
Cash and cash equivalents at end of period                                                        $194,850           $54,269
                                                                                         ====================================

      See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1998


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Acquisition

On September 10, 1998, the Company consummated its acquisition of Schneider Worldwide (Schneider), formerly a member of the Medical Technology Group of Pfizer Inc. (Pfizer), for $2.1 billion in cash. The acquisition was accounted for using the purchase method of accounting. The condensed consolidated financial statements include the Schneider operating results from the date of acquisition.

The aggregate purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition, as valued by an independent appraiser using information and assumptions provided by management. The excess of purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):

          Excess of cost over net assets acquired           $  734,475
          Purchased research and development                   671,000
          Core technology                                      420,960
          Developed technology                                 126,940
          Assembled workforce, customer lists,
          trademarks and patents                               194,040
                                                            ----------
                                                            $2,147,415
                                                            ==========

The Company recorded an adjustment to the purchase price of approximately $179 million related primarily to an estimate of additional payments due to Pfizer as part of the purchase transaction and estimated costs to be incurred in integrating the separate operating businesses of Schneider with businesses of Boston Scientific. Certain severance and other exit costs of the acquired Schneider businesses that relate to events occurring as of the consummation date will be accounted for as additional costs of the acquisition at the time the formal plan of integration is completed. The Company expects integration related plans to be finalized no later than the third quarter of 1999. Further, the Company recorded a deferred tax liability of approximately $19 million representing the tax effect of timing differences recorded as part of the acquisition.

The Company recorded a $671 million charge to account for purchased research and development acquired. The valuation of purchased research and development was based upon an analysis of those projects which had not reached technological feasibility and had no alternative use. The valuation considered expected future cash flows and was discounted for risks and uncertainties related to target markets and completion of products. The other intangible assets recorded in connection with the Schneider acquisition will be amortized over their estimated period of benefit.

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Schneider as if the acquisition had occurred at the beginning of 1997 and 1998, with pro forma adjustments to give effect to amortization of intangibles, purchased research and development, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

                                                       Nine Months Ended
                                                          September 30,
(in thousands, except per share data)                 1998            1997
------------------------------------------------------------------------------
Net sales                                           $1,800,359     $1,624,427
Net loss                                              (400,978)      (431,172)
Net loss per share - assuming dilution                   (2.06)         (2.21)
------------------------------------------------------------------------------

Note C - Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The Company had a comprehensive loss of $490 million for the three months ended September 30, 1998 and comprehensive income of $83 million for the three months ended September 30, 1997. The Company had a comprehensive loss of $365 million for the nine months ended September 30, 1998 and comprehensive income of $93 million for the nine months ended September 30, 1997. The Company's adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

Note D - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                               Three Months                     Nine Months
                                            Ended September 30,             Ended September 30,
(In thousands, except per share data)       1998           1997              1998          1997
---------------------------------------------------------------------------------------------------
Basic:
   Net income (loss)                       ($509,396)      $ 88,405         ($363,761)     $136,945
                                        -------------------------------------------------------------
   Weighted average shares outstanding       196,216        194,934           195,044       194,759
   Net income (loss) per common share         ($2.60)      $   0.45            ($1.87)     $   0.70
                                        =============================================================

Assuming dilution:
   Net income (loss)                       ($509,396)      $ 88,405         ($363,761)     $136,945
                                        -------------------------------------------------------------
   Weighted average shares outstanding       196,216        194,934           195,044       194,759
   Net effect of dilutive put options                                                             2
   Net effect of dilutive stock options                       6,052                           5,775
                                        -------------------------------------------------------------
   Total                                     196,216        200,986           195,044       200,536
   Net income (loss) per common share         ($2.60)      $   0.44            ($1.87)     $   0.68
                                        =============================================================

Note E - Merger-Related Charges and Expenses

At September 30, 1998, the Company had an accrual for merger-related and special charges of $222 million with respect to the Company's mergers and acquisitions. The accrual includes those remaining costs typical in merging operations and relate to, among other things, rationalization of facilities, workforce reductions, unwinding of various contractual commitments, asset write-downs and other integration costs. The merger-related charges were determined based on plans approved by the Company's management using the best information available to it at the time. The Schneider workforce-related initiatives recognized to date involve substantially all of the Company's employee groups. The amounts the Company may ultimately incur may change as the balance of the Company's initiative to integrate the businesses related to these mergers and acquisitions is executed.

The Company periodically reviews the amounts included in the accrual related to these charges in comparison to their respective requirements and adjusts the accrual as necessary. During a review in the second quarter of 1998, the Company identified and reversed amounts no longer required which were included in the accrual for merger-related and special charges of approximately $20 million. The amounts related primarily to severance, contractual commitments and facilities closure charges accrued in the second quarter of 1997.

The activity impacting the accrual for merger-related and special charges during the first nine months of 1998 is summarized in the following table:

                             Balance at        Purchase                                      Balance at
                            December 31,         Price         Charges                      September 30,
(in thousands)                  1997          Adjustments     Utilized     Adjustments          1998
-----------------------------------------------------------------------------------------------------------
Facilities                     $ 19,989         $    470      $ 4,410         $ 2,176           $ 13,873
Workforce reductions             25,242           28,449        3,921           9,351             40,419
Contractual commitments          29,334           16,135       18,961           5,371             21,137
Asset write-downs                15,802                         6,627           2,416              6,759
Direct transaction and
   other costs                   11,291          134,244        4,427           1,000            140,108
                           ----------------------------------------------------------------------------------
                               $101,658         $179,298      $38,346         $20,314           $222,296
                           ==================================================================================

Substantially all of the purchase price adjustment costs classified as direct transaction and other costs are related to a working capital adjustment to be paid to Pfizer and the purchase from Pfizer of certain tax benefits. Most of the integration plans are expected to be completed by the end of 1999. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to mergers and acquisitions are estimated to be approximately $197 million.

The September 30, 1998 accrual for merger-related and special charges is classified within the balance sheet as follows:

(in thousands)
---------------------------------------------------------------------
Accrual for merger-related charges                          $204,654
Property, plant, equipment and leaseholds                     10,669
Other long-term liabilities                                    6,973
                                                            --------
                                                            $222,296
                                                            ========

Note F -  Credit Arrangements

In connection with the Schneider acquisition, the Company established $1.7 billion in additional revolving credit facilities (the Facilities). The Facilities are comprised of $1.2 billion of 364-day borrowings, and a $500 million increase to a previously existing five year amended and restated credit facility originally closed in June 1997. The Company's total revolving credit facilities (Total Facilities) now aggregate $2.2 billion of which $1.2 billion are 364-day facilities and $1 billion expire in 2002. Use of the borrowings is unrestricted and the borrowings are unsecured. The Total Facilities require the Company to maintain a ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt not in excess of certain specified levels.

The Company financed the Schneider acquisition by issuing approximately $2.1 billion in commercial paper. The commercial paper is supported by the above mentioned revolving credit facilities. Outstanding commercial paper reduces available borrowings under the Total Facilities. At September 30, 1998, the Company had approximately $2.1 billion of commercial paper outstanding with interest rates ranging from 5.5% to 6.2%.

In September 1998, the Company filed a Public Registration Statement with the U.S. Securities and Exchange Commission. Under this registration statement, while it is likely that the aggregate offering of the securities will be less than $1.2 billion, in no event will the aggregate offering exceed $1.2 billion. At September 30, 1998, the Company had no outstanding debt or other securities issued under this registration statement.

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

Note G -  Inventories

The components of inventory consist of the following:

                                  September 30,          December 31,
(In thousands)                        1998                   1997
-----------------------------------------------------------------------
Finished goods                           $235,965              $204,668
Work-in-process                            65,445                45,683
Raw materials                             190,418               136,391
                              -----------------------------------------
                                         $491,828              $386,742
                              =========================================

Note H -  Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 20 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 1998. Prior to 1998, a total of 10 million shares of the Company's common stock was repurchased under the program.

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold and can be settled in cash or common stock at the Company's discretion. During the nine months ended September 30, 1998, put options for 329,000 shares expired. There were no outstanding put options at September 30, 1998.

On August 27, 1998, the Company announced that its Board of Directors approved a two-for-one common stock split, to be effected in the form of a 100 percent stock dividend. On November 4, 1998, the Company announced that its stockholders had approved an amendment to the Company's certificate of incorporation increasing the Company's authorized common stock from 300,000,000 shares to 600,000,000 shares and authorized preferred stock from 25,000,000 to 50,000,000 shares. The amendment allows the two-for-one stock split announced on August 27, 1998 to go forward. The stock split will be payable on November 30, 1998 to stockholders of record as of November 13, 1998. All share and per share amounts reported herein do not reflect the impact of the stock split as the payable date has not occurred.

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

Note J -  Japan Irregularities

During the third quarter of 1998, the Company charged to operations $79 million as management's estimate of net unrealizable assets related to business irregularities in the operations of its Japanese subsidiary. The Company believes the irregularities detected involve shipments of products that have been improperly recorded as sales to the subsidiary's dealer network in Japan. The Company is in the process of investigating further the irregularities identified. Based on information available at the present time, management does not believe that the effects of the irregularities on the current or previously issued financial statements are material to the reported results.

Note K -  Commitments and Contingencies

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a wholly-owned subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) Stent Delivery System to its complaint. ACS has answered, denying the allegations of the complaint. Trial is scheduled to begin in 1999.

SCIMED has accused ACS's COMET(TM) PTCA catheter, MULTILINK HP(TM) Stent Delivery System and ROCKET(TM) PTCA catheter of infringing several SCIMED patents. These claims are subject to arbitration relating to a threshold determination under a November

27, 1991 settlement agreement. An arbitration hearing was held in May 1998; a final determination has not been issued. If SCIMED is successful in the arbitration, it intends immediately to commence patent infringement litigation to enforce its rights under the relevant patents against ACS.

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters of four U.S. patents licensed to ACS. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

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

On March 7, 1996, Cook Inc. filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations. A court-appointed technical expert has provided the court with technical advice. A final hearing is expected in 1999.

On June 30, 1998 Cook, Inc. filed suit in the Region Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. The Company has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

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

On July 18, 1997, Cordis filed a cross border suit in The Netherlands against various subsidiaries of the Company, alleging that the LEAP balloon infringes one of Cordis' European patents. In this action, Cordis requested expedited relief, including an injunction, covering The Netherlands, Germany, France, the United Kingdom and Italy. The court posed certain questions to the European Patent Office (EPO). The Company appealed the court's decision to present questions to the EPO. A hearing on the appeal was held June 16, 1998. A decision is expected in late November 1998. A final hearing at the lower court is expected after the appeal decision.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR (R) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March, 1998, the Court ruled on June 26, 1998 that neither of the patents is infringed by the NIR stent, and that both patents are invalid. Ethicon has appealed. In a September hearing in France, the Company's declaration of noninfringement was dismissed for failure to satisfy statutory requirements. The French invalidity suits were not affected. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. A hearing on the merits is scheduled in The Netherlands for January 1999.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that the Company's NIR stent infringes one of Ethicon's patents. On June 23, 1998, the case was stayed following a decision in an unrelated nullity action in which the Ethicon patent was found to be invalid.

On June 16, 1997, the Company and SCIMED filed a suit against Johnson & Johnson, Ethicon, Inc. and Johnson & Johnson International Systems Co. (Johnson & Johnson) in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of noninfringement for the NIR stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. The Company subsequently amended its complaint to add a third patent. In October 1997, Johnson & Johnson's motion to dismiss the suit was denied. Johnson &

Johnson answered, denying the allegations of the complaint, and counterclaiming for patent infringement. This action has been consolidated with the Delaware action described below.

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

On August 12, 1998, ACS and an affiliate of ACS filed suit for patent infringement against the Company and SCIMED alleging that the Company's NIR stent infringes five patents owned by ACS. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint.

On August 13, 1998, Arterial Vascular Engineering, Inc. (AVE) filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint.

On April 9, 1998, Schneider (U.S.A.) Inc. filed a suit in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a patent owned by the Company and the noninfringement of the patent by Schneider's Wallstent(R) products. The Company answered, denying certain allegations and has filed a counterclaim alleging infringement of the patent by the Wallstent products. The suit was dismissed upon consummation of the acquisition of the Schneider businesses by the Company.

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's (Circon) Spiked and Fluted VaporTrode(TM) electrodes and Grooved VaporTome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgement for invalidity and noninfringement of three Circon patents. On March 19, 1998, the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the
Company's declaratory judgement action against Circon.   The suit was filed in
the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. Both suits have been dismissed pursuant to a Settlement Agreement dated September 28, 1998.

On June 22, 1998, the Company filed suit in the U.S. District Court for the Central District of California against Mentor Medical, Inc., sometimes d/b/a Mentor Urology, Inc. (Mentor), alleging that Mentor's Cinch(TM) Bladder Neck Suspension Anchor System and Suspend(TM) Tutoplast(R) Processed Fascia Lata infringe a patent owned by the Company and that Mentor's bone anchor infringes a second patent licensed by the Company. The Company requested a preliminary injunction on the first patent. A hearing was held on September 11, 1998.

On May 12, 1998, C.R. Bard, Inc. (Bard) filed a crossborder suit in The Netherlands against various subsidiaries of the Company, alleging that the Company's VIVA!(TM) and MAXXUM(TM) rapid-exchange catheters infringe one of Bard's European patents. In this action, Bard requested relief covering The Netherlands, Germany, France, Spain and the United Kingdom. A hearing on the merits has not been set.

On November 4, 1998, Michael Moore and David Muller, on behalf of themselves and all others similarly situated, filed a putative stockholders' class action suit in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaint principally alleges that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. A similar suit was also filed on November 6, 1998 by Joe Califano, on behalf of himself and all others similarly situated. Through press reports, the

Company is also aware that other putative stockholder suits have been filed against it and certain of its officers, but the Company has not yet been served. The Company and its officers have not answered any such case and intend to vigorously defend all actions.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the third quarter of 1998 increased 21% to $575 million as compared to $475 million in the third quarter of 1997. Net sales for the nine month period ended September 30, 1998 increased 12% to $1,551 million as compared to $1,379 million in the nine month period of 1997. The growth in revenues was significantly impacted by the launch of two coronary stent platforms in the United States (U.S.) during the third quarter of 1998. International revenues for the quarter and nine month period ended September 30, 1998 were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the quarter and nine month period ended September 30, 1998 increased approximately 25% and 16%, respectively.

During the third quarter, U.S. revenues increased approximately 36%, while international revenues increased approximately 1% compared to the same period of the prior year. International revenues during the third quarter of 1998 were negatively impacted compared to the third quarter of 1997 by unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus the Japanese yen. Excluding the impact of foreign exchange, international revenues for the quarter increased approximately 10% compared to the same period of the prior year. International revenues as a percentage of worldwide sales was approximately 35% and 42% in the third quarter of 1998 and 1997, respectively. Revenues in the United States increased approximately 17% during the nine month period of 1998 compared to the same period of the prior year. International revenues increased approximately 7% during the nine month period of 1998 compared to the same period of the prior year. Excluding the impact of foreign exchange, international revenues increased approximately 16% compared to the same nine month period of the prior year.

Net sales for the quarter and nine month period ended September 30, 1998 included $17 million of Schneider sales from the date of acquisition (September 10, 1998) through September 30, 1998. Further, during the third quarter of 1998, the Company charged $79 million as management's estimate of net unrealizable assets related to apparent business irregularities in the operations of its Japanese subsidiary. The Company believes the irregularities detected involve shipments of products that have been improperly recorded as sales to the subsidiary's dealer network in Japan. The Company is in the process of investigating further the irregularities identified. Based on information available at the present time, management does not believe that the effects of the irregularities on the current or previously issued financial statements are material to the reported results.

The Company reported a net loss for the third quarter of 1998 of approximately $509 million, or $2.60 per share (diluted). This compares to net income of $88 million, or $.44 per share, in the third quarter of 1997. The third quarter results include a $671 million ($524 million net-of-tax) charge to account for purchased research and development acquired in the $2.1 billion cash purchase of Schneider. The results also include a charge for periods prior to the third quarter of $79 million ($53 million net-of-tax) representing management's estimate of net unrealizable assets related to the business irregularities detected in the operations of the Japanese subsidiary. Further, the third quarter results include a provision of $31 million ($21 million net-of-tax) for costs associated with the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with Sox(TM) coronary stent system in the United States.

The Company reported a net loss for the nine month period ended September 30, 1998 of approximately $364 million, or $1.87 per share (diluted). This compares to net income of $137 million, or $.68 per share, in the same period of 1997.

Gross profit as a percentage of net sales decreased from 71.4% in the third quarter of 1997 to 65.2% in the third quarter of 1998, and decreased from 71.8% in the nine months ended September 30, 1997 to 68.3% in the nine months ended September 30, 1998. The decrease in the Company's gross margin percentage is a result of a provision for costs associated with the Company's decision to voluntarily recall the NIR ON Ranger with Sox coronary stent system in the U.S. (discussed previously), higher manufacturing costs, write-downs for excess and obsolete inventory, and a decline in average selling prices due to continuing pressure on healthcare costs and increased competition. Management believes that gross margins during the next several quarters will continue to be negatively impacted by high manufacturing costs. In addition, as average selling prices for NIR stents fluctuate, the Company's cost to purchase the stent will change because cost is based on a constant percentage of average selling prices. Future gross margins are dependent upon the Company's ability to effectively manage its inventory levels.

Selling, general and administrative expenses as a percentage of net sales decreased from 33.1% in the third quarter of 1997 to 32.4% in the third quarter of 1998, while increasing approximately $29 million from the same period of the prior year to $186 million. The decrease as a percent of sales is primarily attributable to the increase in net sales related to the launch of coronary stents in the United States. Selling, general and administrative expenses as a percentage of net sales increased from 32.7% in the nine month period of 1997 to 33.8% in the nine month period of 1998, while increasing approximately $73 million from the same period of the prior year to $524 million. Approximately $5 million of the increase for the third quarter and nine month period ended September 30, 1998 is attributable to results of Schneider operations from the date of acquisition through September 30, 1998. The increase as a percent of sales reflects costs to operate the Company's new global information system, increased costs in domestic distribution, and continued expansion of the Company's direct sales operations in certain emerging markets. The Company continues to expand its direct sales presence in Asia Pacific and Latin America so as to be in a position to take advantage of opportunities in these markets. The Company believes that it will be able to realize improved long-term returns on its investments with a direct selling presence in these regions.

Amortization expense as a percentage of net sales increased from 1.7% in the third quarter of 1997 to 1.9% in the third quarter of 1998, while increasing approximately $3 million from the same period of the prior year to $11 million. The increase in dollars in the third quarter is primarily a result of the amortization of intangibles related to the purchase of Schneider from the date of acquisition through September 30, 1998. Amortization expense for the nine month period of 1998 remained at 1.7% of net sales. Amortization expenses in 1999 attributable to the Schneider acquisition will be approximately
$60-$65 million.

Royalty expenses remained approximately 1% of net sales while increasing from $6 million in the third quarter of 1997 to $8 million in the third quarter of 1998, and from $17 million in the nine month period of 1997 to $21 million in the nine month period of 1998. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses as a percentage of net sales decreased from 9.1% in the third quarter of 1997 to 8.6% in the third quarter of 1998, and increased $6 million to $50 million. Research and development expenses increased from 8.9% of net sales in the nine month period of 1997 to 9.2% of net sales in the nine month period of 1998. The impact of Schneider research and development was not material to the third quarter or nine month period of 1998. The increase in research and development for the nine month period reflects increased spending on new product development programs and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

During the first nine months of 1998, operating expenses increased from the same period in the prior year at a faster percentage than net sales. The rate at which operating expenses increased as compared to net sales is due primarily to costs incurred in preparation of launching coronary stents in the U.S. market, costs to operate the Company's new global information system, increased costs in domestic distribution, and continued expansion of the Company's direct sales operations in certain emerging markets.

The third quarter results include a $671 million ($524 million net-of-tax) charge to account for purchased research and development acquired in the $2.1 billion cash purchase of Schneider. The Company intends to incur in excess of $50 million, related primarily to salaries, materials, clinical trials and regulatory costs to develop the in-process technology into commercially viable products over the next 3 years. Achieving product validation, the successful completion of clinical trials and regulatory approval will be necessary before revenues are produced. The Company expects to begin to benefit from the purchased in-process research and development by 1999. If these projects are not successfully developed, the Company may not realize the value assigned to the in-process research and development projects. In addition, the value of the other acquired intangible assets may also become impaired.

The third quarter results also include a charge for prior periods of $79 million ($53 million net-of-tax) representing management's estimate of net unrealizable assets related to business irregularities detected in the operations of the Japanese subsidiary. In addition to the items discussed above, the nine month period results include a $20 million reversal in the second quarter of 1998 of accruals for merger-related and special charges no longer required. The amounts related primarily to severance, contractual commitments and facilities closure charges accrued in the second quarter of 1997. The Company also recorded purchased research and development of approximately $11 million in connection with the Company's other strategic acquisitions that were consummated during the second quarter of 1998. Further, during the second quarter of 1997, the Company recorded merger-related charges of $146 million in connection with its acquisition of Target Therapeutics, Inc. and recorded purchased research and development of $12 million in conjunction with accounting for its additional investment in Medinol, Ltd.

Interest expense increased from $3 million in the third quarter of 1997 to $16 million in the third quarter of 1998, and increased from $10 million in the nine month period of 1997 to $30 million in the nine month period of 1998. The overall increase in interest expense in the quarter and nine month period is primarily attributable to a higher outstanding debt balance, including the issuance of $2.1 billion in commercial paper on September 10, 1998 to finance the acquisition of Schneider and the issuance of $500 million in fixed rate debt securities during the first quarter of 1998 (see discussion following). The Company expects interest expense to be higher in the fourth quarter as the commercial paper balance (currently issued at approximately 6%) may be outstanding for the entire quarter. Other income (expense), net, changed from income of $4 million in the third quarter and nine month period of 1997 to expense of $2 million in the same periods of 1998. The change is primarily attributable to net gains on sales of equity investments in the third quarter and nine month period of 1997 that are less significant in the same periods of 1998.

The Company's effective tax rate, excluding the impact of merger-related and special charges, increased from approximately 32% in the nine month period of 1997 to 33% in the nine month period of 1998. The effective tax rate for the full year 1998 is expected to be approximately 33%.

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

Liquidity and Capital Resources

In connection with the Schneider acquisition, the Company established $1.7 billion in additional revolving credit facilities (the Facilities). The Facilities are comprised of $1.2 billion of 364-day borrowings, and an increase to a previously existing five year amended and restated credit facility, originally closed in June 1997. The Company's total revolving credit facilities (Total Facilities) now aggregate $2.2 billion of which $1.2 billion are 364-day facilities and $1 billion expire in 2002. Use of the borrowings is unrestricted and the borrowings are unsecured. The Total Facilities require the Company to maintain a ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt not in excess of 70% through March 1999 and 60% thereafter. As of September 30, 1998, the Company maintained a ratio of approximately 68%. The Company currently intends to comply with the reduction in the ratio through an equity issuance, as discussed below.

The Company financed the Schneider acquisition by issuing approximately $2.1
billion in commercial paper.   The commercial paper is supported by the above
mentioned revolving credit facilities. Outstanding commercial paper reduces available borrowings under the Total Facilities.

At September 30, 1998, the Company had approximately $2.1 billion of commercial paper outstanding with interest rates ranging from 5.5% to 6.2%. Since mid-1998, conditions in worldwide financial markets have resulted in less liquidity for corporate credit instruments. During this period, the Company has been able to place and continues to place its commercial paper at market rates. However, there is no assurance that it will be able to continue to issue its commercial paper at reasonable interest rates. The Company has sufficient revolving credit facilities available to refinance its commercial paper borrowings should conditions warrant.

The Company expects to refinance a portion of the commercial paper by raising more permanent financing through an issuance of convertible securities and additional equity securities. In September 1998, the Company filed a Public Registration Statement with the U.S. Securities and Exchange Commission. Under this registration statement, while it is likely that the aggregate offering of the securities will be less than $1.2 billion, in no event will the aggregate offering exceed $1.2 billion. At September 30, 1998, the Company had no outstanding debt or other securities issued under this registration statement.

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

Cash and short-term investments totaled $200 million at September 30, 1998 compared to $80 million at December 31, 1997. The increase in cash and short-term investments is primarily attributable to cash acquired in connection with the Schneider acquisition (approximately $40 million), cash provided in connection with the Company's issuance of debt securities and proceeds from operating activities. The cash proceeds were partially offset by an increase in inventory and accounts receivable, the repayment of approximately $423 million of commercial paper in early 1998, capital expenditures incurred to expand the Company's manufacturing and distribution facilities, tax payments, and payments of merger-related costs. Working capital decreased from $256 million at December 31, 1997 to current liabilities exceeding current assets by $1.3 billion at September 30, 1998. The reduction in working capital is primarily attributable to borrowings incurred to finance the Schneider acquisition and increases in inventory and accounts receivable.

The increase in accounts receivable, net, from December 31, 1997 to September 30, 1998 is primarily due to recording approximately $65 million of Schneider accounts receivable, net, as of the date of the acquisition, an increase in U.S. sales in the third quarter of 1998 compared to the fourth quarter of 1997 and an increase in Europe's days sales outstanding due primarily to a shift in sales mix to countries whose public hospitals take longer to pay than others. In addition, as discussed previously, in the third quarter of 1998, the Company recorded a charge of $79 million representing management's estimate of net unrealizable assets (primarily accounts receivable) related to business irregularities detected in the operations of its Japanese subsidiary.

In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provisions in the future. In addition, the deterioration in the Japanese economy may impact the Company's ability to collect its outstanding receivables.

Inventory balances, net of approximately $40 million of inventory acquired from Schneider, has remained relatively constant since the end of the second quarter of 1998, though has increased from December 31, 1997. The increase since December 31st is primarily a result of continued stocking of the NIR stent in preparation for the Company's launch in the U.S. and Japan, and an increase in U.S. finished goods. The Company is committed to purchase approximately $95 million of NIR stents through May 1999. The Company expects inventory levels generally to peak in 1998 and then begin to decline in 1999 as the Company's new global supply chain management system becomes fully operational. Successful implementation of the Company's supply chain initiatives is necessary to reduce the Company's inventory to an acceptable level.

As of September 30, 1998, the Company has accrued approximately $179 million of liabilities in connection with the purchase of Schneider. Approximately $146 million of which are estimated to be paid during the fourth quarter of 1998.

The Company expects to incur additional capital expenditures of approximately $40 million to $50 million during the remainder of 1998. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to fund working capital needs and discretionary operating spending requirements, at least through the end of 1998.

Year 2000 Readiness

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products, facilities and suppliers.

The Company has established a multidisciplinary Year 2000 Task Force. The Year 2000 Task Force is comprised of management from each of the Company's principal functional areas, including Information Technology, Regulatory Affairs, Customer Service, Manufacturing, Distribution, Purchasing, Facilities, Legal and Communications; and reports directly to members of the Company's Executive Committee. An independent consultant has been working with the Company for over two years to implement a global information system that is designed to be Year 2000 compliant. In addition to the Company's information systems project, other internal systems are being addressed largely through the replacement and testing of much of the Company's older systems. The efforts are both company-wide and site specific, spanning the range from the IT department systems to manufacturing operations (including production facilities, support equipment, and process control) and infrastructure technologies (HVAC, security, elevators, etc.).

The vast majority of the Company's products are not date-sensitive and are therefore unaffected by Year 2000 issues. Steps have been taken to correct non-compliance which affects the functional performance of the remaining products.

Through September 30, 1998, the Company has expended in excess of $100 million to implement its global information system and other costs relating to Year 2000 compliance. The Company does not anticipate that additional compliance costs will have a material impact on its business operations or its financial condition.

The Company relies on third party providers for services such as telecommunications, Internet service, utilities, certain product components and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The Company has initiated an evaluation of the status of third party service providers' compliance efforts and to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable timeframe. Based on the Company's evaluation to date, management believes that in most cases redundant capacity exists at the supplier or that alternative sources of supply are available or could be developed within a reasonable amount of time should compliance become an issue for individual suppliers.

There can be no assurance that the Company's Year 2000 program will identify and correct all non-compliant systems of the Company and its third party service providers or that any such failure will not have a material effect on the Company's business operations or financial condition.

Market Risk Disclosures

The Company's floating and fixed rate debt obligations and short-term investments are subject to interest rate risk. A 100 basis point increase would not result in a material increase in interest income or the fair value of the Company's short-term investments.

The Company borrowed $2.1 billion in commercial paper to finance the Schneider acquisition at the date of closing. A 100 basis point increase in interest rates related to the acquisition financing, assuming the amount borrowed remains constant, would result in an annualized increase in the Company's then current interest expense of approximately $21 million. As discussed previously, the Company intends to refinance a portion of its Schneider related borrowings through a combination of issuance of convertible securities and additional equity securities, which are subject to market risk.

The Company enters into forward foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments, generally one to six months. The Company does not engage in speculation. The Company's foreign exchange contracts, which amounted to approximately $155 million at September 30, 1998, should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at September 30, 1998. In addition, unhedged foreign currency balance sheet exposures as of September 30, 1998 are not expected to result in a significant loss of earnings or cash flows. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the "legacy currencies") and the euro will be established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 ( but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company is addressing the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations.

Management currently believes that the introduction of the euro will not have a material impact related to the adaptation of information technology systems or foreign currency exposures. The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of the Company to price its products differently in the various European markets. The Company does not expect the impact from the process of price harmonization to be significant during 1999. However, uncertainty exists as to the effects the euro will have on the marketplace.

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

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to obtain benefits from the Schneider acquisition; (b) the process, outlays and plan for the integration of businesses acquired by the Company, and the successful and timely implementation of the plan; (c) the impact and timing of successful implementation of the Company's supply chain initiatives on timely reduction in inventory levels; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (e) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (f) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (g) risks associated with international operations; (h) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (i) the Company's belief that its effective tax rate for 1998 will be approximately 33%; (j) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to the changing managed care environment and worldwide economic conditions; (k) the ability of the Company to meet its projected cash needs through the end of 1998; (l) the ability of the global information systems to improve supply chain management; (m) costs and risks associated with implementing Year 2000 compliance and business process reengineering; (n) the results of the Company's ongoing investigation of business irregularities detected in the operations of its Japanese subsidiary and the effect of these irregularities on the Company's financial statements; (o) the ability to realize improved long-term returns on the Company's investments with a direct selling presence in emerging markets; (p) the ability of the Company to place its commercial paper at reasonable rates, to obtain more permanent financing to re-finance a portion of its commercial paper and to comply with the financial ratio in its credit facilities through an equity issuance; (q) the Company's ability to realize value assigned to in process research and development and other intangible assets; (r) the impact of stockholder class action, patent, product liability and other litigation, and the adequacy of the Company's product liability insurance;
(s) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; and (t) 1999 amortization expense attributable to the Schneider acquisition.

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

                               OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS


Note K - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             None

         (b) The following reports were filed during the quarter ended September 30, 1998:

   Form 8-K          Date of Event                 Description
   --------          -------------                 -----------

    Item 5         September 10, 1998      Completion of acquisition of
                                           Schneider Worldwide, formerly a
                                           member of the Medical Technology
                                           Group of Pfizer Inc.
    Item 2         September 10, 1998      Completion of acquisition of
                                           Schneider Worldwide, formerly a
                                           member of the Medical Technology
                                           Group of Pfizer Inc.

                                   SIGNATURE
                                   ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 16, 1998.


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