Form 10-K/A
period 1997-12-31
BOSTON SCIENTIFIC CORP
filed 1999-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Company's 1997 Consolidated Financial Information filed with the Securities and Exchange Commission as an exhibit hereto and the Proxy Statement filed with the Securities and Exchange Commission on or prior to April 30, 1998 are incorporated by reference into Parts I, II and III.

I.   INTRODUCTION

On November 3, 1998, Boston Scientific Corporation (the "Company") announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its 1997 results as well as its quarterly results for the first three quarters of 1998, which allows for more accurate period to period comparisons (see Note B to the Consolidated Financial Statements).



In addition, all historical share and per share amounts have been restated to reflect the Company's November 30, 1998 two-for-one common stock split in the form of a 100% stock dividend, except for share amounts presented in the Consolidated Balance Sheets and the Consolidated Statements of Stockholders' Equity which reflect the actual share amount outstanding for each period presented.



Financial statement information and related disclosures included in this amended filing reflect, where appropriate, changes as a result of the restatements.



All other information is presented as of the original filing date and has not been updated in this amended filing.


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


The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first minimally invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to $1.83 billion in 1997.


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

Symbiosis Corp. (formerly a             (specialty urology/endoscopy forceps)
subsidiary of American Home Products
Corporation)

Endotech Ltd./MinTec Inc.               (endovascular stent grafts)

Target Therapeutics, Inc.               (neuro-endovascular catheters and
                                        detachable coils)


During this same period, the Company also entered into several strategic alliances. Principal among these are:


ALLIANCE PARTNER               PRODUCT TYPE                          NATURE OF ALLIANCE
----------------               ------------                          ------------------
Medinol Ltd.                   coronary, vascular and nonvascular    Exclusive worldwide
                               stents, including the NIR(R) stent    distribution rights to Medinol
                               (NIR is a registered trademark of     stent products
                               Medinol Ltd., Israel)

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


International Presence. Maintaining and expanding its international presence is an important component of the Company's long term growth plan. In 1997, international sales accounted for approximately 41% of the Company's net sales, up from approximately 40% in 1996 and 35% in 1995. Currently, the Company operates two international manufacturing facilities in Ireland; direct marketing and sales subsidiaries in more than 25 countries; and distribution arrangements in more than 60 countries. Through its international presence, the Company seeks to increase net sales and market share, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

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

PRODUCTS


The Company's products are broadly categorized as vascular or nonvascular, depending on the anatomical system and procedure in which a product is intended to be used. Generally, vascular products are employed in procedures affecting the heart and systems which carry blood, while nonvascular products are employed in procedures affecting other systems and organs. In 1997, approximately 78% of the Company's net sales were derived from its vascular business, approximately 21% from its nonvascular business and approximately 1% from other business. The Company's principal vascular and nonvascular products are offered in the following medical areas:


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

INTERNATIONAL OPERATIONS


In 1997, international sales accounted for approximately 41% of the Company's net sales, up from approximately 40% in 1996 and 35% in 1995. Net sales, operating income and identifiable assets attributable to significant geographic areas are presented in Note O to the Company's 1997 Consolidated Financial Statements, included within the Company's Consolidated Financial Information which is filed with the Securities and Exchange Commission as an exhibit hereto.


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

ITEM 3.  LEGAL PROCEEDINGS


Note L to the Company's 1997 Consolidated Financial Statements, appearing on pages F-21 and F-24 thereto (contained in the Company's Consolidated Financial Information filed as Exhibit 13.1 hereto), is incorporated herein by reference.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 1997 are as follows:

NAME                    AGE                  POSITION
----                    ---                  --------

John E. Abele            61   Director, Founder Chairman
Charles J. Aschauer, Jr. 69   Director, Retired Executive Vice President
                              and Director of Abbott Laboratories
Randall F. Bellows       69   Director, Retired Executive Vice President
                              of Cobe Laboratories, Inc.
Michael Berman           40   Senior Vice President and Group
                              President--Cardiology Businesses, and
                              President--SCIMED Life Systems, Inc.
Lawrence C. Best         47   Senior Vice President--Finance &
                              Administration and Chief Financial Officer
Joseph A. Ciffolillo     59   Director, Retired Executive Vice President
                              and Chief Operating Officer of Boston
                              Scientific Corporation
James M. Corbett         39   Senior Vice President--International and
                              President--Boston Scientific International
Joel L. Fleishman        63   Director, President of The Atlantic
                              Philanthropic Service Company, Inc. and
                              Professor of Law and Public Policy,
                              Duke University
Lawrence L. Horsch       63   Director, Chairman of Eagle Management &
                              Financial Corp.
Paul A. LaViolette       40   Senior Vice President and Group
                              President--Nonvascular Businesses
Philip P. LeGoff         47   Senior Vice President and Group
                              President--Vascular Businesses

C. Michael Mabrey        55   Senior Vice President--Operations

Robert G. MacLean        54   Senior Vice President--Human Resources
N.J. Nicholas, Jr.       58   Director, Private Investor
Pete M. Nicholas         56   Director, Founder, Chief Executive Officer
                              and Chairman of the Board
Arthur L. Rosenthal      51   Senior Vice President and Chief
                              Development Officer
Paul W. Sandman          50   Senior Vice President, Secretary and
                              General Counsel
Dale A. Spencer          52   Director, Former Executive Vice President
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

                                     PART II

-------------------------------------------------------------------------------

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 1997 Consolidated Financial Information (Exhibit 13.1 filed herewith) is incorporated herein by reference.



The closing price of the Company's Common Stock as reported by The Wall Street Journal on March 12, 1998 was $32.6875, as adjusted to reflect the Company's November 30, 1998 two-for-one common stock split in the form of a 100% common stock dividend.


ITEM 6. SELECTED FINANCIAL DATA


The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 1997 Consolidated Financial Information (Exhibit 13.1 filed herewith) is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Consolidated Financial Information (Exhibit 13.1 filed herewith) are incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1997 Consolidated Financial Information (Exhibit 13.1 filed herewith) is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The consolidated financial statements of the Company and its subsidiaries included in the Company's 1997 Consolidated Financial Information (Exhibit 13.1 filed herewith) are incorporated herein by reference.



The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 1997 Consolidated Financial Information (Exhibit 13.1 filed herewith) are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

-------------------------------------------------------------------------------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement filed with the Commission on or before April 30, 1998 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.


ITEM 11. EXECUTIVE COMPENSATION


The required information concerning executive compensation set forth in the Company's definitive Proxy Statement filed with the Commission on or before April 30, 1998 is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT


The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement filed with the Commission on or before April 30, 1998 are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement filed with the Commission on or before April 30, 1998 are incorporated herein by reference.

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

         EXHIBIT
           NO.                                TITLE
         -------                              -----

         10.17 -- Boston Scientific Corporation 401(k) Savings Plan, Amended and Restated, Effective January 1, 1997 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).
         10.18 -- Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, File
                  No. 1-11083).

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

         10.24 -- Amendment No. 2 to Employment Agreement, dated October 21, 1997, to the Employment Agreement, dated as of November 8, 1995, as amended, among the Company, SCIMED and Dale A. Spencer (Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).

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

        *13.1  -- The Company's 1997 Consolidated Financial Information.
         13.2 -- Report of Independent Auditors, Ernst & Young LLP (included in the Company's Consolidated Financial Information, filed as
                  Exhibit 13.1 hereto).

         EXHIBIT
           NO.                                TITLE
         -------                              -----

         21    -- List of the Company's subsidiaries as of March 12, 1998.
                  Each subsidiary does business under the corporate name indicated (Exhibit 21, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).

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

        *27.8  -- Restated Financial Data Schedule, fiscal year ended
                  December 31, 1997.



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



Dated: March 29, 1999


                                    BOSTON SCIENTIFIC CORPORATION


                                    By: /s/ LAWRENCE C. BEST
                                    ---------------------------------
                                    Lawrence C. Best
                                    Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: March 29, 1999               /s/  JOHN E. ABELE
                                    ---------------------------------
                                    John E. Abele
                                    Director, Founder



Dated: March 29, 1999               /s/  CHARLES J. ASCHAUER, JR.
                                    ---------------------------------
                                    Charles J. Aschauer, Jr.
                                    Director



Dated: March 29, 1999               /s/  RANDALL F. BELLOWS
                                    ---------------------------------
                                    Randall F. Bellows
                                    Director



Dated: March 29, 1999               /s/  LAWRENCE C. BEST
                                    ---------------------------------
                                    Lawrence C. Best
                                    Senior Vice President--Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



Dated: March 29, 1999               /s/  JOSEPH A. CIFFOLILLO
                                    ---------------------------------
                                    Joseph A. Ciffolillo
                                    Director



Dated: March 29, 1999               /s/  JOEL L. FLEISHMAN
                                    ---------------------------------
                                    Joel L. Fleishman
                                    Director

Dated: March 29, 1999               /s/  LAWRENCE L. HORSCH
                                    ---------------------------------
                                    Lawrence L. Horsch
                                    Director



Dated: March 29, 1999               /s/  N.J. NICHOLAS, JR.
                                    ---------------------------------
                                    N.J. Nicholas, Jr.
                                    Director



Dated: March 29, 1999               /s/  PETER M. NICHOLAS
                                    ---------------------------------
                                    Peter M. Nicholas
                                    Director, Founder, Chairman of
                                    the Board (Principal Executive
                                    Officer)



Dated: March 29, 1999               /s/  DALE A. SPENCER
                                    ---------------------------------
                                    Dale A. Spencer
                                    Director



Dated: March 29, 1999               ---------------------------------
                                    James R. Tobin
                                    Director, President and Chief
                                    Executive Officer

                          FINANCIAL STATEMENT SCHEDULE


The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 1997 Consolidated Financial Statements (contained in the Company's 1997 Consolidated Financial Information filed as Exhibit 13.1 hereto):


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