Form 10-Q/A
period 1998-03-31
BOSTON SCIENTIFIC CORP
filed 1999-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)



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

--------------------------------------------------------------------------------

I.       INTRODUCTION

         On November 3, 1998, Boston Scientific Corporation (the "Company") announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its 1997 results as well as its quarterly results for the first three quarters of 1998, which allows for more accurate period to period comparisons (see Note A to the Condensed Consolidated Financial Statements).

         In addition, all historical share and per share amounts have been restated to reflect the Company's November 30, 1998 two-for-one common stock split in the form of a 100% stock dividend, except for share amounts presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity which reflect the actual share amounts outstanding for each period presented.

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

                                     PART I
                             FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                    March 31,      December 31,
In thousands, except share and per share data         1998             1997
-------------------------------------------------------------------------------
                                                    Restated

Assets
Current assets:
   Cash and cash equivalents                       $  142,587       $   57,993
   Short-term investments                              11,944           22,316
   Trade accounts receivable, net                     358,264          365,463
   Inventories                                        438,898          391,580
   Deferred income taxes                              150,380          146,956
   Prepaid expenses and other current assets           38,580           36,176
                                                   ---------------------------
         Total current assets                       1,140,653        1,020,484

Property, plant, equipment and leaseholds             750,119          706,515
  Less: accumulated depreciation and
    amortization                                      223,501          207,548
                                                   ---------------------------
                                                      526,618          498,967
Intangibles, net                                      312,111          313,346
Investments and other assets                           87,296           91,473
                                                   ---------------------------
                                                   $2,066,678       $1,924,270
                                                   ===========================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                             March 31,      December 31,
In thousands, except share and per share data                  1998            1997
--------------------------------------------------------------------------------------
                                                              Restated

Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings due within one year                           $   17,699     $  447,208
   Accounts payable                                             66,514         98,878
   Accrued expenses                                            176,773        161,236
   Accrual for merger-related charges                           64,932         68,358
   Income taxes payable                                         25,795         11,436
   Other current liabilities                                     6,275          6,292
                                                            -------------------------
         Total current liabilities                             357,988        793,408

Long-term debt                                                 554,888         46,325
Deferred income taxes                                           58,034         58,034
Other long-term liabilities                                     70,143         69,205

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized
      25,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized
      300,000,000 shares, 195,611,491 shares issued
      at March 31, 1998 and at December 31, 1997                 1,956          1,956
   Additional paid-in capital                                  432,557        432,556
   Contingent stock repurchase obligation                       18,295         18,295
   Retained earnings                                           724,170        677,608
   Foreign currency translation adjustment                     (99,980)       (94,279)
   Unrealized gain on available-for-sale securities, net        12,266         17,422
   Treasury stock, at cost - 1,213,471 shares at March 31,
     1998 and 1,800,627 shares at December 31, 1997            (63,639)       (96,260)
                                                            -------------------------
         Total stockholders' equity                          1,025,625        957,298
                                                            -------------------------
                                                            $2,066,678     $1,924,270
                                                            =========================


See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                            Three months
                                                                ended
Restated                                                       March 31,
In thousands, except per share data                     1998            1997
--------------------------------------------------------------------------------

Net sales                                             $453,465        $425,892
Cost of products sold                                  138,305         119,906
                                                      ------------------------
Gross profit                                           315,160         305,986
                                                      ------------------------
Selling, general and administrative expenses           167,655         158,834
Royalties                                                6,735           5,898
Research and development expenses                       44,648          38,698
                                                      ------------------------
                                                       219,038         203,430
                                                      ------------------------
Operating income                                        96,122         102,556

Other income (expense):
   Interest and dividend income                            700           1,038
   Interest expense                                     (6,054)         (3,298)
   Other, net                                           (3,060)          1,937
                                                      ------------------------
Income before income taxes                              87,708         102,233
Income taxes                                            28,067          33,715
                                                      ------------------------
Net income                                            $ 59,641        $ 68,518
                                                      ========================

Net income per common share - basic                   $   0.15        $   0.18
                                                      ========================

Net income per common share - assuming dilution       $   0.15        $   0.17
                                                      ========================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)

                                                                                Three Months Ended March 31, 1998
                                    ---------------------------------------------------------------------------------------------
Restated
                                                                                                                      Unrealized
                                                                                                                        Gain on
                                                                             Contingent                  Foreign      Available-
                                        Common Stock           Additional       Stock                    Currency      for-Sale
                                    -----------------------      Paid-In     Repurchase     Retained   Translation    Securities,
                                    Shares Issued Par Value      Capital     Obligation     Earnings    Adjustment        Net
                                    ---------------------------------------------------------------------------------------------
                                                                               (In thousands, except share data)
Balance at December 31, 1997         195,611,491     $1,956      $432,556      $18,295      $677,608    $(94,279)       $17,422
Net income                                                                                    59,641
Foreign currency translation
adjustment                                                                                                (5,701)
Issuance of common stock                                                1                    (21,642)
Tax benefit relating to incentive
stock option and employee stock
purchase plans                                                                                 8,563
Net change in equity investments                                                                                         (5,156)
                                    ---------------------------------------------------------------------------------------------
Balance at March 31, 1998            195,611,491     $1,956      $432,557      $18,295      $724,170    $(99,980)       $12,266
                                    =============================================================================================


                                     -------------------------




                                       Treasury
                                         Stock         Total
                                     -------------------------

Balance at December 31, 1997           $(96,260)      $957,298
Net income                                              59,641
Foreign currency translation
adjustment                                              (5,701)
Issuance of common stock                 32,621         10,980
Tax benefit relating to incentive
stock option and employee stock
purchase plans                                           8,563
Net change in equity investments                        (5,156)
                                     -------------------------
Balance at March 31, 1998              $(63,639)    $1,025,625
                                     =========================


See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                         Three Months Ended
                                                                              March 31,
In thousands                                                            1998            1997
----------------------------------------------------------------------------------------------
Cash provided by operating activities                                $  33,837        $ 66,438

Investing activities:
     Purchases of property, plant, and equipment, net                  (48,864)        (54,218)
     Net maturities of held-to-maturity short-term investments                          12,865
     Sales of available-for-sale securities                             10,373             902
     Payments for investments in certain technologies                   (6,621)         (4,781)
                                                                     -------------------------
Cash used in investing activities                                      (45,112)        (45,232)

Financing activities:
     Proceeds from the issuance of debt securities, net of
       debt issuance costs                                             496,441
     Net decrease in commercial paper                                 (423,250)        (16,000)
     Proceeds from notes payable and long-term borrowings                9,417
     Net payments on notes payable, long-term borrowings
       and capital leases                                               (5,467)           (264)
     Proceeds from issuances of shares of common stock,
       net of tax benefits                                              19,543          13,158
                                                                     -------------------------
Cash provided by (used for) financing activities                        96,684          (3,106)
Effect of foreign exchange rates on cash                                  (815)         (2,635)
                                                                     -------------------------
Net increase in cash and cash equivalents                               84,594          15,465
Cash and cash equivalents at beginning of period                        57,993          72,175
                                                                     -------------------------
Cash and cash equivalents at end of period                           $ 142,587        $ 87,640
                                                                     =========================


      See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1998

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K/A for the year ended December 31, 1997.

On November 3, 1998, the Company announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its results for the three months ended March 31, 1998 and 1997 which allows for more accurate period to period comparisons. The restatement resulted in a decrease in revenues from $470 million, previously reported, to $453 million for the three months ended March 31, 1998. Net income decreased from $67 million, previously reported, to $60 million for the same period.

The Company paid a two-for-one stock split on November 30,1998. All historical per share amounts have been restated to reflect the stock split except for share amounts presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity which reflect the actual share amounts outstanding for each period presented.

Financial statement information and related disclosures reflect, where appropriate, changes as a result of the restatement. Unless otherwise stated, information is presented as of the original filing date, and has not been updated.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the three months ended March 31, 1998 and 1997, the Company's comprehensive income was $49 million and $38 million, respectively. The Company's adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                            Three Months Ended
                                                 March 31,
(In thousands, except per share data)       1998         1997
----------------------------------------------------------------
Basic:
   Net income                            $  59,641     $  68,518
                                         -----------------------
   Weighted average shares outstanding     388,034       389,282
                                         -----------------------
   Net income per common share           $    0.15     $    0.18
                                         =======================

Assuming dilution:
   Net income                            $  59,641     $  68,518
                                         -----------------------
   Weighted average shares outstanding     388,034       389,282
   Net effect of dilutive put options           16
   Net effect of dilutive stock options      8,764        12,088
                                         -----------------------
   Total                                   396,814       401,370
                                         -----------------------
   Net income per common share           $    0.15     $    0.17
                                         =======================

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

The activity impacting the accrual related to these charges during the first quarter of 1998 is summarized in the following table:

                                                Balance at                         Balance at
                                                December 31,        Charges         March 31,
(in thousands)                                     1997            Utilized           1998
---------------------------------------------------------------------------------------------
Facilities                                       $  19,989           $ 1,414         $ 18,575
Workforce reductions                                25,242             1,753           23,489
Contractual commitments                             29,334             3,899           25,435
Asset write-downs                                   15,802               135           15,667
Direct transaction and other costs                  11,291               927           10,364
                                                 --------------------------------------------
                                                 $ 101,658           $ 8,128         $ 93,530
                                                 ============================================

Most of the plans are expected to be completed by the end of 1998. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to mergers and acquisitions are estimated to be approximately $54 million.

The March 31, 1998 accrual for merger-related and special charges is classified within the balance sheet as follows:


(in thousands)
-----------------------------------------------------------
Accrual for merger-related charges                $ 64,932
Property, plant, equipment and leaseholds           22,231
Other long-term liabilities                          6,367
                                                  ---------
                                                  $ 93,530
                                                  =========

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

Note F - Inventories

The components of inventory consist of the following:

                                  March 31,       December 31,
(In thousands)                      1998              1997
--------------------------------------------------------------
Finished goods                    $ 221,094          $ 209,506
Work-in-process                      56,857             45,683
Raw materials                       160,947            136,391
                                  -----------------------------
                                  $ 438,898          $ 391,580
                                  =============================

Note G - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Purchases will be made at prevailing prices as market conditions and cash availability warrant. Stock repurchased under the Company's systematic plan will be used to satisfy the Company's obligations pursuant to its employee benefit and incentive plans. The Company did not repurchase any shares of its common stock during the first quarter of 1998. Prior to 1998, a total of 20 million shares of the Company's common stock was repurchased under the program.

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold and can be settled in cash or common stock at the Company's discretion. Repurchase prices relating to put options outstanding range from $27.50 per share to $28.00 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated
$18 million at March 31, 1998.

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

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP(R) EXPRESS PLUS(TM) PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

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

On March 17, 1997, the Company, through its subsidiaries, filed suits in France seeking a declaration of noninfringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. A decision is expected late in 1998.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. Trial was held in the United Kingdom on March 23, 1998 and a decision is expected in May 1998. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson's appeal of this decision with respect to one of the patents has been denied on the ground that there is a "reasonable chance that the patent will be declared null and void." A hearing on the merits is expected late in early 1999.

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

On April 9, 1998, Schneider (U.S.A.) Inc. filed a suit in the U.S. District Court for the District of Delaware and seeking a declaratory judgment of invalidity of a patent owned by the Company and the noninfringement of the patent by Schneider's Wallstent(R) products. The Company has answered denying certain allegations and has filed a counterclaim alleging infringement of the patent by Wallstent products.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR stent infringes a patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injuctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A hearing date has not yet been set.

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's (Circon) Spiked and Fluted VaporTrode(TM) electrodes and Grooved VaporTome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgement for invalidity and noninfringement of three Circon patents. A trial has been set for November 1998. On March 19, 1998, the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the Company's declaratory judgment action against Circon. The suit was filed in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. The Company has filed a motion to dismiss the Wisconsin action in light of the pending action in Massachusetts. A hearing date on the Wisconsin motion has not yet been set.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

On November 3, 1998, the Company announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its results for the three months ended
March 31, 1998 and 1997 which allows for more accurate period to period comparisons. The restatement resulted in a decrease in revenues from $470 million, previously reported, to $453 million for the three months ended March 31, 1998. Net income decreased from $67 million, previously reported, to $60 million for the same period.

Net sales for the first quarter increased 6% to $453 million as compared to $426 million in the first quarter of 1997. International revenues for the quarter were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the first quarter increased approximately 10%. Net income for the first quarter amounted to $60 million, or $0.15 per share (diluted). This compares to net income of $69 million, or $0.17 per share, reported in the first quarter of 1997.

During the first quarter, United States (U.S.) revenues increased approximately 7% and international revenues increased approximately 6% compared to the same period in the prior year. International revenues during the first quarter of 1998 were negatively impacted compared to the first quarter of 1997 by unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus major European currencies and the Japanese yen. Excluding the impact of foreign exchange, international revenues increased approximately 14% compared to the same period in the prior year. International revenue growth from the same period in the prior year was driven by increases in both the Asia Pacific and European regions. International revenues as a percentage of worldwide sales was 42% in the first quarter of 1997 compared to 41% in the first quarter of 1998. U.S. revenues as a percentage of worldwide sales was 58% in the first quarter of 1997 compared to 59% in the first quarter of 1998.

Gross profit as a percentage of net sales decreased from 71.8% in the first quarter of 1997 to 69.5% in the first quarter of 1998. The decrease in the Company's gross margin percentage is due to write-downs for excess and obsolete inventory, a shift in the Company's product sales mix, a decline in average selling prices as a result of continuing pressure on healthcare costs and increased competition, and unfavorable foreign exchange rate movements discussed above. However, the negative impact of the above conditions was partially offset by cost containment programs and new products. Future gross margins may be impacted by the Company's ability to effectively manage its inventory level and mix.

Selling, general and administrative expenses as a percentage of net sales remained at 37% of net sales while increasing from $159 million in the first quarter of 1997 to $168 million in the first quarter of 1998 . The increase reflects costs to operate the Company's new global information system, continued expansion of the Company's direct sales operations in certain emerging markets, and increased costs in domestic distribution. The Company continues to expand its direct sales presence in Asia Pacific and Latin America so as to be in a position to take advantage of expanded market opportunities. The Company believes that it will be able to realize improved long-term returns on its investments with a direct selling presence in these regions.

Royalty expenses as a percentage of net sales increased from 1.4% in the first three months of 1997 to 1.5% in the first three months of 1998 and increased from $6 million in the first quarter of 1997 to $7 million in the first quarter of 1998. The Company continues to enter into strategic technological alliances, some of which include royalty commitments. The Company believes the additional investments will enhance its competitive position in the future.

Research and development expenses as a percentage of net sales increased from 9.1% in the first three months of 1997 to 9.8% in the first three months of 1998, and increased $6 million to $45 million. The increase in research and development reflects increased spending on new product development programs, and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

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

Cash and short-term investments totaled $155 million at March 31, 1998 compared to $80 million at December 31, 1997. The increase in cash and short-term investments is primarily attributable to cash provided in connection with the Company's issuance of debt securities and proceeds from operating activities. The cash proceeds were partially offset by the repayment of the outstanding commercial paper balance and capital expenditures incurred to expand the Company's manufacturing and distribution facilities. Working capital increased from $227 million at December 31, 1997 to $783 million at March 31, 1998. The significant improvement in working capital is primarily attributable to the refinancing of commercial paper with the Debt Securities.

The decrease in accounts receivable, net, from December 31, 1997 to March 31, 1998 is primarily attributable to a reduction in sales from the fourth quarter of 1997 to the first quarter of 1998. In addition to impacting selling prices, the trend to managed care has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provisions in the future. The increase in inventory is primarily a result of continued stocking of the NIR stent in preparation for the Company's planned launch in the U.S. and Japan, and an increase in U.S. finished goods. The Company is committed to purchase approximately $70 million of NIR stents for the remainder of 1998. The Company expects inventory levels to peak in mid 1998 and then begin to decline as the NIR stent is launched in the U.S. and Japan, and as the Company's new global supply chain management system becomes fully operational. Regulatory approval of the NIR stent and successful implementation of the Company's supply chain initiatives is necessary to reduce the Company's inventory to an acceptable level.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to: (a) the Company's forward build and spend programs and its ability to benefit from expansion; (b) the Company's plans to continue to invest aggressively in its global systems and worldwide manufacturing and distribution capacity; (c) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, and healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (d) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (e) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (f) risks associated with international operations (g) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (h) the ability of the Company to implement its overall business strategy; (i) the ability of the Company to manage accounts receivable and inventory levels and mix and to react effectively to the changing managed care environment; (j) the ability of the Company to meet its projected cash needs through the end of 1998; (k) the Company's plans for the launch of the NIR stent in the U.S. and Japan; (l) the ability of the global information systems to improve supply chain management; (m) costs associated with implementing Year 2000 compliance and business process reengineering; (n) the Company's belief that operating expenses will increase at a faster percentage than net sales during the second quarter of 1998 and the expectation that the additional investments in infrastructure will enhance the Company's competitive position in the second half of 1998 and beyond; (o) the ability of additional investments in technological alliances to enhance the Company's future competitive position;
(p) the ability to realize improved long-term returns on the Company's investments with a direct selling presence in emerging markets; and (q) risks associated with litigation. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

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

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)    Exhibits

                None.

         (b) The following reports were filed during the quarter ended March 31, 1998:

                None.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 1999.


                      BOSTON SCIENTIFIC CORPORATION


                      By: /s/ Lawrence C. Best
                          ------------------------------------------------------
                      Name:  Lawrence C. Best
                      Title: Chief Financial Officer and Senior Vice President -
                             Finance and Administration