Form 10-Q/A
period 1998-06-30
BOSTON SCIENTIFIC CORP
filed 1999-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended: June 30, 1998

                         Commission file number: 1-11083


                          BOSTON SCIENTIFIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   DELAWARE                                      04-2695240
      ---------------------------------                      -------------------
         (State or other jurisdiction                        (I.R.S. Employer
       of incorporation or organization)                     Identification No.)

One Boston Scientific Place, Natick, Massachusetts               01760-1537
--------------------------------------------------               ----------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000
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

           Yes  X            No
               ---              ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                             Shares Outstanding
           Class                                             as of June 30, 1998
----------------------------                                 -------------------
Common Stock, $.01 Par Value                                     195,702,035




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

     In addition, all historical share and per share amounts have been restated to reflect the Company's November 30, 1998 two-for-one common stock split in the form of a 100% stock dividend, except for share amounts presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity which reflect the actual share amounts outstanding for each period presented and where otherwise indicated.

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

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1. FINANCIAL STATEMENTS



BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)



                                                     June 30,      December 31,
In thousands, except share and per share data          1998           1997
--------------------------------------------------------------------------------

                                                     Restated
Assets
Current assets:
   Cash and cash equivalents                        $  148,588      $   57,993
   Short-term investments                                7,332          22,316
   Trade accounts receivable, net                      357,510         365,463
   Inventories                                         468,133         391,580
   Deferred income taxes                               154,036         146,956
   Prepaid expenses and other current assets            51,724          36,176
                                                    ---------------------------
         Total current assets                        1,187,323       1,020,484

Property, plant, equipment and leaseholds              796,618         706,515
  Less: accumulated depreciation and amortization      234,088         207,548
                                                    ---------------------------
                                                       562,530         498,967
Intangibles, net                                       319,660         313,346
Investments and other assets                            85,372          91,473
                                                    ---------------------------
                                                    $2,154,885      $1,924,270
                                                    ===========================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)



                                                                       June 30,       December 31,
In thousands, except share and per share data                            1998            1997
--------------------------------------------------------------------------------------------------
                                                                       Restated
Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings due within one year                                     $   27,127       $  447,208
   Accounts payable                                                       67,078           98,878
   Accrued expenses                                                      191,080          161,236
   Accrual for merger-related charges                                     29,559           68,358
   Income taxes payable                                                   18,803           11,436
   Other current liabilities                                               4,662            6,292
                                                                      ----------       ----------
         Total current liabilities                                       338,309          793,408

Long-term debt                                                           551,192           46,325
Deferred income taxes                                                     58,034           58,034
Other long-term liabilities                                               72,506           69,205

Stockholders' equity:
   Preferred stock, $ .01 par value -
    authorized 25,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 300,000,000 shares,
   195,935,721 shares issued at June 30, 1998 and 195,611,491 at
    December 31, 1997                                                      1,959            1,956
   Additional paid-in capital                                            462,001          432,556
   Contingent stock repurchase obligation                                 11,200           18,295
   Retained earnings                                                     769,062          677,608
   Foreign currency translation adjustment                              (104,511)         (94,279)
   Unrealized gain on available-for-sale securities, net                   6,759           17,422
   Treasury stock, at cost - 233,686 shares at June 30, 1998
     and 1,800,627 shares at December 31, 1997                           (11,626)         (96,260)
                                                                      ----------       ----------
         Total stockholders' equity                                    1,134,844          957,298
                                                                      ----------       ----------
                                                                      $2,154,885       $1,924,270
                                                                      ==========       ==========


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)



Restated
                                                                 Three months ended                Six months ended
                                                                      June 30,                         June 30,
In thousands, except per share data                            1998             1997            1998             1997
-------------------------------------------------------------------------------------------------------------------------
Net sales                                                    $488,032         $463,312         $941,497         $889,204
Cost of products sold                                         149,460          130,411          287,765          250,317
                                                             --------         --------         --------         --------
Gross profit                                                  338,572          332,901          653,732          638,887

Selling, general and administrative expenses                  182,320          157,031          349,975          315,865
Royalties                                                       6,607            5,388           13,342           11,286
Research and development expenses                              48,638           41,006           93,286           79,704
Purchased research and development                             10,952           11,950           10,952           11,950
Merger-related charges                                        (20,314)         145,891          (20,314)         145,891
                                                             --------         --------         --------         --------
                                                              228,203          361,266          447,241          564,696
                                                             --------         --------         --------         --------
Operating income (loss)                                       110,369          (28,365)         206,491           74,191

Other income (expense):
   Interest and dividend income                                 1,249              956            1,949            1,994
   Interest expense                                            (8,198)          (3,353)         (14,252)          (6,651)
   Other, net                                                   3,798           (1,686)             738              251
                                                             --------         --------         --------         --------
Income (loss) before income taxes                             107,218          (32,448)         194,926           69,785
Income taxes                                                   39,758              741           67,825           34,456
                                                             --------         --------         --------         --------
Net income (loss)                                            $ 67,460         $(33,189)        $127,101         $ 35,329
                                                             ========         ========         ========         ========

Net income (loss) per common share - basic                   $   0.17         $(  0.09)        $   0.33         $   0.09
                                                             ========         ========         ========         ========

Net income (loss) per common share - assuming dilution       $   0.17         $(  0.09)        $   0.32         $   0.09
                                                             ========         ========         ========         ========


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)

                                                                    Six Months Ended June 30, 1998
                                 ---------------------------------------------------------------------------------------------------
Restated                                                                                            Unrealized
                                                                                                     Gain on
                                                                    Contingent            Foreign   Available-
                                       Common Stock      Additional   Stock               Currency   for-Sale
                                 -----------------------   Paid-in  Repurchase Retained Translation Securities Treasury
                                 Shares Issued Par Value   Capital  Obligation Earnings  Adjustment     Net      Stock     Total
                                 ------------- --------- ---------- ---------- -------- ----------- ---------- --------- -----------
                                                                  (In thousands, except share data)
Balance at December 31, 1997      195,611,491    $1,956   $432,556    $18,295  $677,608  $ (94,279)  $ 17,422  $(96,260) $  957,298
Net income                                                                      127,101                                     127,101
Foreign currency translation
  adjustment                                                                               (10,232)                         (10,232)
Issuance of common stock              324,230         3     22,350              (51,377)                         84,634      55,610
Expiration of stock
 repurchase obligation                                       7,095     (7,095)
Tax benefit relating to
 incentive stock option and
 employee stock purchase plans                                                   15,730                                      15,730
Net change in equity investments                                                                      (10,663)              (10,663)
                                 ---------------------------------------------------------------------------------------------------
Balance at June 30, 1998          195,935,721    $1,959   $462,001    $11,200  $769,062  $(104,511)  $  6,759  $(11,626) $1,134,844
                                 ===================================================================================================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                                    Six Months Ended
                                                                        June 30,
In thousands                                                        1998         1997
----------------------------------------------------------------------------------------

Cash provided by operating activities                           $  49,532     $  73,951

Investing activities:
     Purchases of property, plant, and equipment, net             (94,327)     (109,583)
     Net maturities of held-to-maturity short-term investments                   18,232
     Sales of available-for-sale securities                        10,708           902
     Purchases of available-for-sale securities                                  (6,436)
     Payments for investments in certain technologies             (10,954)      (38,593)
     Other, net                                                                  (3,179)
                                                                ------------------------
Cash used in investing activities                                 (94,573)     (138,657)

Financing activities:
     Proceeds from the issuance of debt securities,
        net of debt issuance costs                                496,441
     Net increase (decrease) in commercial paper                 (423,250)       93,950
     Net proceeds from notes payable, capital leases
        and long-term borrowings                                   14,269        12,045
     Proceeds from issuances of shares of common stock,
        net of tax benefits                                        49,000        25,668
     Acquisition of treasury stock, net of proceeds from
        put options                                                             (81,458)
                                                                ------------------------
Cash provided by financing activities                             136,460        50,205
Effect of foreign exchange rates on cash                             (824)       (3,533)
                                                                ------------------------
Net increase (decrease) in cash and cash equivalents               90,595       (18,034)
Cash and cash equivalents at beginning of period                   57,993        72,175
                                                                ------------------------
Cash and cash equivalents at end of period                      $ 148,588     $  54,141
                                                                ========================


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

On November 3, 1998, the Company announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its results for the three month periods ended June 30, 1998 and 1997, and six month periods ended June 30, 1998 and 1997, which allow for more accurate period to period comparisons. The restatement resulted in a decrease in revenues from $506 million, previously reported, to $488 million and $976 million, previously reported, to $941 million for the three and six month periods ended June 30, 1998, respectively. Net income decreased from $79 million, previously reported, to $67 million and $146 million, previously reported, to $127 million for the same periods.

The Company paid a two-for-one stock split on November 30, 1998. All historical per share amounts have been restated to reflect the stock split except for share amounts presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity which reflect the actual share amounts outstanding for each period presented.

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

On June 30, 1998, the Company acquired 100% of the outstanding stock of CardioGene Therapeutics, Inc. (CardioGene) a development stage company focused on the application of gene therapy for treatment of cardiovascular diseases. The acquisition, is accounted for under the purchase method of accounting. The purchase price is not material to the Company's financial position or results of operations and the acquisition did not have a material pro forma impact on the Company's operations.

Note C - Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The Company had comprehensive income of $57 million for the three months ended June 30, 1998 and a comprehensive loss of $ 41 million for the three months ended June 30, 1997. The Company had comprehensive income of $106 million for the six months ended June 30,1998 and a comprehensive loss of $3 million for the six months ended June 30, 1997. The Company's adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

Note D - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                               Three Months              Six Months
                                              Ended June 30,           Ended June 30,
(In thousands, except per share data)        1998        1997         1998        1997
------------------------------------------------------------------------------------------
Basic:
   Net income (loss)                       $ 67,460    $(33,189)     $127,101    $ 35,329
                                           -----------------------------------------------

   Weighted average shares outstanding      389,796     389,404       388,915     389,343
                                           ===============================================
   Net income (loss) per common share          $.17    $  (0.09)     $   0.33    $   0.09
                                           ===============================================

Assuming dilution:
   Net income (loss)                       $ 67,460    $(33,189)     $127,101    $ 35,329
                                           -----------------------------------------------
   Weighted average shares outstanding      389,796     389,404       388,915     389,343
   Net effect of dilutive put options                                       8           4
   Net effect of dilutive stock options       9,932                     9,348      11,274
                                           -----------------------------------------------
   Total                                    399,728     389,404       398,271     400,621
                                           ===============================================
   Net income (loss) per common share      $   0.17     $ (0.09)     $   0.32    $   0.09
                                           ===============================================

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

The activity impacting the accrual for merger-related and special charges during the first six months of 1998 is summarized in the following table:

                                      Balance at                             Balance at
                                     December 31,    Charges                  June 30,
(in thousands)                           1997       Utilized    Adjustments     1998
----------------------------------------------------------------------------------------
Facilities                             $ 19,989      $ 2,113      $ 2,176      $15,700
Workforce reductions                     25,242        3,017        9,351       12,874
Contractual commitments                  29,334       18,217        5,371        5,746
Asset write-downs                        15,802        6,410        2,416        6,976
Direct transaction and other costs       11,291        3,270        1,000        7,021
                                      --------------------------------------------------
                                       $101,658      $33,027      $20,314      $48,317
                                      ==================================================

Most of the plans are expected to be completed by the end of 1998. Cash outlays to complete the balance of the Company's initiative to integrate the businesses related to mergers and acquisitions are estimated to be approximately
$23 million.

The June 30, 1998 accrual for merger-related and special charges is classified within the balance sheet as follows:

(in thousands)
------------------------------------------------------------
Accrual for merger-related charges                   $29,559
Property, plant, equipment and leaseholds             11,714
Other long-term liabilities                            7,044
                                                     -------
                                                     $48,317
                                                     =======

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

Note G - Inventories

The components of inventory consist of the following:

                                      June 30,         December 31,
(In thousands)                           1998              1997
-------------------------------------------------------------------
Finished goods                        $224,897           $209,506
Work-in-process                         62,705             45,683
Raw materials                          180,531            136,391
                                     ------------------------------
                                      $468,133           $391,580
                                     ==============================

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

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold and can be settled in cash or common stock at the Company's discretion. During the second quarter of 1998, put options for 258,000 shares expired. The repurchase price relating to put options outstanding is $28.00 per share. The Company's contingent obligation to repurchase shares upon exercise of the outstanding put options approximated $11 million at June 30, 1998.

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

On March 17, 1997, the Company, through its subsidiaries, filed suit in France seeking a declaration of non infringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. No hearing date has been set.

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

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis, alleging willful infringement of several SCIMED U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), SLEUTH(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, Fourth District, seeking monetary and injunctive relief. The parties have agreed to add Cordis' CHARGER(TM) and HELIX(TM) catheter to the suit. Cordis has answered, denying the allegations of the complaint. Trial is scheduled for January 1999.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on

March 17, 1997 filed suit in France, seeking a declaration of non infringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March, 1998, the court ruled on June 26, 1998 that neither of the patents is infringed by the NIR stent, and that both patents are invalid. Ethicon has appealed. A jurisdictional hearing in France is scheduled for September 1998. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of non infringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. A hearing on the merits is scheduled in The Netherlands for January 15, 1999.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that the Company's NIR stent infringes one of Ethicon's patents. On June 23, 1998, the case was stayed following a decision in an unrelated nullity action in which the Ethicon patent was found to be invalid.

On June 16, 1997, the Company and SCIMED filed a suit against Johnson & Johnson, Ethicon, Inc. and Johnson & Johnson International Systems Co. (Johnson & Johnson) in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of non infringement for the NIR stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. The Company subsequently amended its complaint to add a third patent. In October, 1997, Johnson & Johnson's motion to dismiss the suit was denied. Johnson & Johnson answered, denying the allegations of the complaint, and counter claiming for patent infringement. This action has been consolidated with the Delaware action described below.

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

On April 9, 1998, Schneider (U.S.A.) Inc. filed a suit in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a patent owned by the Company and the non infringement of the patent by Schneider's Wallstent(R) products. The Company has answered, denying certain allegations and has filed a counterclaim alleging infringement of the patent by the Wallstent products. The parties intend to dismiss their suits upon consummation of the proposed acquisition of the Schneider business by the Company.

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's (Circon) Spiked and Fluted VaporTrode(TM) electrodes and Grooved VaporTome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgment for invalidity and non infringement of three Circon patents. A trial has been set for November 1998. On March 19, 1998, the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the Company's declaratory judgment action against Circon. The suit was filed in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. The Company has filed a motion to dismiss the Wisconsin action in light of the pending action in Massachusetts. A hearing date on the Wisconsin motion has not yet been set. Trial in the Massachusetts case is scheduled to begin in November, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On November 3, 1998, the Company announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its results for the three month periods ended June 30, 1998 and 1997, and the six month periods ended June 30, 1998 and 1997, which allow for more accurate period to period comparisons. The restatement resulted in a decrease in revenues from $506 million, previously reported, to $488 million and $976 million, previously reported, to $941 million for the three and six month periods ended June 30, 1998, respectively. Net income decreased from $79 million, previously reported, to $67 million and $146 million, previously reported, to $127 million for the same periods.

Results of Operations

Net sales for the second quarter of 1998 increased 5% to $488 million as compared to $463 million in the second quarter of 1997. International revenues for the quarter were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the second quarter increased approximately 9%. Net income for the second quarter of 1998 was approximately $67 million, or $0.17 per share (diluted), exclusive of net reversals of merger-related and special charges of $9 million ($1 million, net-of-tax).This compares to net income of $84 million, or $0.21 per share, exclusive of merger-related and special charges of $158 million ($117 million, net-of-tax), in the second quarter of 1997. The Company reported net income in the second quarter of 1998 of $67 million, or $0.17 per share, inclusive of net reversals of merger-related and special charges. This compares to a net loss of $33 million, or $0.09 per share, inclusive of merger-related and special charges, reported in the second quarter of 1997.

Net sales for the six month period ended June 30, 1998 increased 6% to $941 million as compared to $889 million in the first half of 1997. International revenues for the six month period ended June 30, 1998 were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the first half of 1998 increased approximately 10%. Net income for the six month period ended June 30, 1998 was approximately $126 million, or $0.32 per share (diluted), exclusive of net reversals of merger-related and special charges of $9 million ($1 million, net-of-tax). This compares to net income of $153 million, or $0.38 per share, exclusive of merger-related and special charges of $158 million ($117 million, net-of-tax), in the first half of 1997. The Company reported net income in the six month period ended June 30, 1998 of $127 million, or $0.32 per share( diluted), inclusive of net reversals of merger-related and special charges. This compares to net income of $35 million, or $0.09 per share, inclusive of merger-related and special charges, reported in the six month period ended June 30, 1997.

During the second quarter, United States (U.S.) revenues increased approximately 6%, while international revenues increased approximately 4% compared to the same period of the prior year. International revenues during the second quarter of 1998 were negatively impacted compared to the second quarter of 1997 by unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus the Japanese yen. Excluding the impact of foreign exchange, international revenues increased approximately 13% compared to the same period of the prior year. International sales as a percentage of worldwide sales was approximately 42% in the second quarter of 1997 compared to 41% in the second quarter of 1998. Revenues in the United States increased approximately 7% during the first six months of 1998 compared to the same period of the prior year. International revenues increased approximately 5% during the first six months of 1998 compared to the same period of the prior year. Excluding the impact of foreign exchange, international revenues increased approximately 14% compared to the same period of the prior year.

Gross profit as a percentage of net sales decreased from approximately 71.8% in the three and six months ended June 30, 1997 to 69.4% in the three and six months ended June 30, 1998. The decrease in the Company's gross margin percentage is primarily due to write-downs for excess and obsolete inventory, a decline in average selling prices due to continuing pressure on healthcare costs and increased competition, higher manufacturing costs and unfavorable foreign exchange rate movements discussed above. However, the negative impact of the above conditions was partially offset by a shift in the Company's product sales mix and the introduction of new products. Future gross margins may be impacted by the Company's ability to effectively manage its inventory levels and mix.

Selling, general and administrative expenses as a percentage of net sales increased from 33.9% in the second quarter of 1997 to 37.4% in the second quarter of 1998, and increased approximately $25 million from the same period of the prior year to $182 million. Selling, general and administrative expenses as a percentage of net sales increased from 35.5% in the first six months of 1997 to 37.2% in the first six months of 1998, and increased approximately $34 million from the same period of the prior year to $350 million. The increase as a percent of sales reflect costs to operate the Company's new global information system, continued expansion of the Company's direct sales operations in certain emerging markets, and increased costs in domestic distribution. The Company continues to expand its direct sales presence in Asia Pacific and Latin America so as to be in a position to take advantage of expanded market opportunities. The Company believes that it will be able to realize improved long-term returns on its investments with a direct selling presence in these regions.

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

Research and development expenses as a percentage of net sales increased from 8.9% in the second quarter of 1997 to 10.0% in the second quarter of 1998, and increased $8 million to $49 million. Research and development expenses increased from 9.0% of net sales in the first six months of 1997 to 9.9% of net sales in the first six months of 1998 and increased $14 million to $93 million. The increase in research and development reflects increased spending on new product development programs, and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

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

The Company's effective tax rate, excluding the impact of merger-related and special charges, improved from approximately 33% in the second quarter of 1997 to 32% in the second quarter of 1998. The Company's effective tax rate, excluding the impact of merger-related and special charges, also improved from approximately 33% in the first six months of 1997 to 32% in the first six months of 1998. The reduction in the Company's effective tax rate in the first half of 1998 compared to the same period in 1997 is primarily due to certain tax planning initiatives. The effective tax rate in the second half of 1998 could increase modestly.

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

Cash and short-term investments totaled $156 million at June 30, 1998 compared to $80 million at December 31, 1997. The increase in cash and short-term investments is primarily attributable to cash provided in connection with the Company's issuance of debt securities and proceeds from operating activities. The cash proceeds were partially offset by the repayment of the outstanding commercial paper balance, capital expenditures incurred to expand the Company's manufacturing and distribution facilities, tax payments, and payments of merger-related costs. Working capital increased from $227 million at December 31, 1997 to $849 million at June 30, 1998. The significant improvement in working capital is primarily attributable to the refinancing of commercial paper with the Debt Securities.

Accounts receivable, net, has remained relatively consistent from December 31, 1997 to June 30, 1998. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provisions in the future. In addition, the Company is in the process of reducing the number of dealers it works with in Japan and the ability to effectively transition the dealers may impact the timing of the collectibility of dealer receivables. The increase in inventory is primarily a result of continued stocking of the NIR stent in preparation for the Company's planned launch in the U.S. and Japan, and an increase in U.S. finished goods. The Company is committed to purchase approximately $43 million of NIR stents for the remainder of 1998. The Company expects inventory levels to peak in 1998 and then begin to decline as the Company's new global supply chain management system becomes fully operational. Successful implementation of the Company's supply chain initiatives is necessary to reduce the Company's inventory to an acceptable level.

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

                                    PART II
                               OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

Note J -- Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 4:   SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 5, 1998, to consider and vote upon proposals to (i) elect three Class III Directors of the Company to hold office until the 2001 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal and (ii) to approve the amendment and restatement of the Boston Scientific Corporation 1992 Employee Stock Purchase Plan. Joseph A. Ciffolillo, N.J. Nicholas, Jr. and Dale A. Spencer were elected as Class III Directors of the Company by a vote of 171,163,712, 171,158,367, and 171,164,664 for, respectively, and 2,457,782, 2,457,127, and
2,450,830 withheld, respectively. The second proposal was approved by a vote of 146,899,364 for, 865,945 against, 232,511 abstaining and 25,617,674 broker non-votes. The share numbers do not reflect the Company's November 30, 1998 two-for-one common stock split.



ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)   Exhibits

                None.

          (b) The following reports were filed during the quarter ended June 30, 1998:


Form 8-K        Date of Event          Description
--------        -------------          ------------
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