Form 10-Q/A
period 1998-09-30
BOSTON SCIENTIFIC CORP
filed 1999-03-31
CIK 885725

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

         Yes  X                 No
             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                        Shares Outstanding
         Class                                       as of September 30, 1998
----------------------------                         ------------------------

Common Stock, $.01 Par Value                                196,459,662

--------------------------------------------------------------------------------

I.       INTRODUCTION

         On November 3, 1998, Boston Scientific Corporation (the "Company") announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its 1997 results as well as its quarterly reports for the first three quarters of 1998, which allows for more accurate period to period comparisons (see Note A to the Condensed Consolidated Financial Statements).

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                     September 30,     December 31,
In thousands, except share and per share data                            1998              1997
---------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                         $   194,850        $    57,993
   Short-term investments                                                  5,498             22,316
   Trade accounts receivable, net                                        494,056            365,463
   Inventories                                                           491,828            391,580
   Deferred income taxes                                                 139,196            146,956
   Prepaid expenses and other current assets                              46,756             36,176
                                                                     ------------------------------
         Total current assets                                          1,372,184          1,020,484

Property, plant, equipment and leaseholds                                924,474            706,515
  Less: accumulated depreciation and amortization                        253,782            207,548
                                                                     ------------------------------
                                                                         670,692            498,967
Excess of cost over net assets acquired, net                             832,445            100,382
Other intangibles, net                                                   960,323            212,964
Deferred income taxes                                                     79,079
Investments and other assets                                              79,284             91,473
                                                                     ------------------------------
                                                                     $ 3,994,007        $ 1,924,270
                                                                     ==============================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                      September 30,      December 31,
In thousands, except share and per share data                             1998               1997
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Borrowings due within one year                                      $ 2,084,007        $   447,208
   Accounts payable                                                         70,802             98,878
   Accrued expenses                                                        220,730            161,236
   Accrual for merger-related charges                                      204,654             68,358
   Income taxes payable                                                     49,628             11,436
   Other current liabilities                                                 7,523              6,292
                                                                       ------------------------------
         Total current liabilities                                       2,637,344            793,408

Long-term debt                                                             553,875             46,325
Deferred income taxes                                                                          58,034
Other long-term liabilities                                                 77,746             69,205

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized
      25,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized
     300,000,000 shares, 196,459,662 shares issued
     at September 30, 1998 and 195,611,491 at
     December 31, 1997                                                       1,964              1,956
   Additional paid-in capital                                              488,429            432,556
   Contingent stock repurchase obligation                                                      18,295
   Retained earnings                                                       312,754            677,608
   Foreign currency translation adjustment                                 (77,168)           (94,279)
   Unrealized (loss) gain on available-for-sale securities, net               (937)            17,422
   Treasury stock, at cost - no shares at September 30, 1998
     and 1,800,627 shares at December 31, 1997                                                (96,260)
                                                                       ------------------------------
         Total stockholders' equity                                        725,042            957,298
                                                                       ------------------------------
                                                                       $ 3,994,007        $ 1,924,270
                                                                       ==============================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                             Three months ended             Nine months ended
Restated                                                       September 30,                  September 30,
In thousands, except per share data                          1998          1997            1998            1997
-----------------------------------------------------------------------------------------------------------------

Net sales                                                 $ 575,390     $ 461,646      $ 1,516,887    $ 1,350,850
Cost of products sold                                       205,100       134,594          492,865        384,911
                                                          -----------------------      --------------------------
Gross profit                                                370,290       327,052        1,024,022        965,939

Selling, general and administrative expenses                189,822       157,313          523,932        457,523
Amortization expense                                         10,964         7,926           26,829         23,581
Royalties                                                     7,982         5,918           21,324         17,204
Research and development expenses                            49,721        43,358          143,007        123,062
Purchased research and development                          671,000                        681,952         11,950
Merger-related charges                                                                     (20,314)       145,891
                                                          -----------------------      --------------------------
                                                            929,489       214,515        1,376,730        779,211
                                                          -----------------------      --------------------------
Operating income (loss)                                    (559,199)      112,537         (352,708)       186,728

Other income (expense):
   Interest and dividend income                               1,851           745            3,800          2,739
   Interest expense                                         (15,695)       (2,978)         (29,947)        (9,629)
   Other, net                                                (2,358)        4,057           (1,620)         4,308
                                                          -----------------------      --------------------------
Income (loss) before income taxes                          (575,401)      114,361         (380,475)       184,146
Income taxes                                               (113,473)       34,238          (45,648)        68,694
                                                          -----------------------      --------------------------
Net income (loss)                                         $(461,928)    $  80,123      $  (334,827)   $   115,452
                                                          =======================      ==========================

Net income (loss) per common share - basic                $   (1.18)    $    0.21      $     (0.86)   $      0.30
                                                          =======================      ==========================

Net income (loss) per common share - assuming dilution    $   (1.18)    $    0.20      $     (0.86)   $      0.29
                                                          =======================      ==========================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statement of
Stockholders' Equity
(Unaudited)

                                                                       Nine Months Ended September 30, 1998
                                                 ---------------------------------------------------------------------------
Restated

                                                                                       Contingent                Foreign
                                                      Common Stock         Additional    Stock                  Currency
                                                 -----------------------    Paid-In    Repurchase   Retained   Translation
                                                 Shares Issued Par Value    Capital    Obligation   Earnings    Adjustment
                                                 ---------------------------------------------------------------------------
                                                                        (In thousands, except share data)
Balance at December 31, 1997                      195,611,491   $ 1,956    $ 432,556    $ 18,295   $ 677,608    $ (94,279)
Net loss                                                                                            (334,827)
Foreign currency translation                                                                                       17,111
  adjustment
Issuance of common stock                              848,171         8       37,578                 (55,492)
Expiration of stock repurchase obligation                                     18,295     (18,295)
Tax benefit relating to incentive stock option
  and employee stock purchase plans                                                                   25,465
Net change in equity investments
                                                 ---------------------------------------------------------------------------
Balance at September 30, 1998                     196,459,662   $ 1,964    $ 488,429                $312,754    $ (77,168)
                                                 ===========================================================================

                                                Nine Months Ended September 30, 1998
                                                -------------------------------------
                                                  Unrealized
                                                  Gain (Loss)
                                                 on  Available
                                                   for-Sale
                                                  Securities,  Treasury
                                                      Net        Stock        Total
                                                -------------------------------------
                                                  (In thousands, except share data)
Balance at December 31, 1997                        $ 17,422   $ (96,260)   $ 957,298
Net loss                                                                     (334,827)
Foreign currency translation                                                   17,111
  adjustment
Issuance of common stock                                          96,260       78,354
Expiration of stock repurchase obligation
Tax benefit relating to incentive stock option
  and employee stock purchase plans                                            25,465
Net change in equity investments                     (18,359)                 (18,359)
                                                -------------------------------------
Balance at September 30, 1998                       $   (937)               $ 725,042
                                                =====================================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                             Nine Months
                                                                                Ended
                                                                             September 30,
In thousands                                                             1998             1997
------------------------------------------------------------------------------------------------
Cash provided by operating activities                               $   103,468        $  64,841

Investing activities:
     Purchases of property, plant, and equipment, net                  (135,155)        (159,746)
     Net maturities of held-to-maturity short-term investments                            28,093
     Sales of available-for-sale securities                              11,136            3,145
     Purchases of available-for-sale securities                                           (4,422)
     Proceeds from sales of equity investments                            4,277
     Acquisition of business, net of cash acquired                   (2,059,979)
     Payments for acquisitions of and/or investments in
       certain technologies, net                                         (7,995)         (42,613)
     Other, net                                                                           (8,251)
                                                                    ----------------------------
Cash used in investing activities                                    (2,187,716)        (183,794)

Financing activities:
     Proceeds from the issuance of debt securities, net of debt
        issuance costs                                                  496,441
     Net increase in commercial paper, net of debt issuance costs     1,627,915          130,060
     Proceeds from notes payable and long-term borrowings                26,409           52,030
     Payments on notes payable, capital leases and
       long-term borrowings                                             (13,709)          (9,795)
     Proceeds from issuances of shares of common stock,
        net of tax benefits                                              81,479           84,341
     Acquisition of treasury stock, net of proceeds from
        put options                                                                     (150,929)
                                                                    ----------------------------
Cash provided by financing activities                                 2,218,535          105,707
Effect of foreign exchange rates on cash                                  2,570           (4,660)
                                                                    ----------------------------
Net increase (decrease) in cash and cash equivalents                    136,857          (17,906)
Cash and cash equivalents at beginning of period                         57,993           72,175
                                                                    ----------------------------
Cash and cash equivalents at end of period                          $   194,850        $  54,269
                                                                    ============================


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

On November 3, 1998, the Company announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its results for the three month periods ended September 30, 1998 and 1997, and nine month periods ended September 30, 1998 and 1997, which allow for more accurate period to period comparisons. The restatement resulted in a decrease in revenues from $1,551 million, previously reported, to $1,517 million for the nine month period ended September 30, 1998. Net loss decreased from $509 million, previously reported, to $462 million and $364 million, previously reported, to $335 million for the three and nine month periods ended September 30, 1998, respectively.

The Company paid a two-for-one stock split on November 30,1998. All historical per share amounts have been restated to reflect the stock split except for share amounts presented in the Condensed Consolidated Balance Sheets and the Condensed Consolidated Statements of Stockholders' Equity which reflect the actual share amounts outstanding for each period.

Financial statement information and related disclosures reflect, where appropriate, changes as a result of the restatement. Unless otherwise stated, information is presented as of the original filing date, and has not been updated

Certain prior year's amounts have been reclassified to conform to the current year presentation.

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

The aggregate purchase price has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their estimated fair values at date of acquisition as valued by an independent appraiser using information and assumptions provided by management. The excess of purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows (in thousands):


  Excess of cost over net assets acquired                     $   734,475
  Purchased research and development                              671,000
  Core technology                                                 420,960
  Developed technology                                            126,940
  Assembled workforce, customer lists, trademarks and
  patents                                                         194,040
                                                              -----------
                                                              $ 2,147,415
                                                              ===========

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

                                                       Nine Months Ended
                                                          September 30,
 (in thousands, except per share data)                 1998          1997
------------------------------------------------------------------------------
Net sales                                           $ 1,766,120   $ 1,596,224
Net income (loss)                                      (372,044)     (452,665)
Net income (loss) per share - assuming dilution           (0.95)        (1.16)
------------------------------------------------------------------------------

Note C - Comprehensive Income

During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. The Company had a comprehensive loss of $442 million for the three months ended September 30, 1998 and comprehensive income of $75 million for the three months ended September 30, 1997. The Company had a comprehensive loss of $336 million for the nine months ended September 30, 1998 and comprehensive income of $72 million for the nine months ended September 30, 1997. The Company's adoption of SFAS No. 130 had no effect on the Company's reported results of operations or financial position.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:


                                                      Three Months                 Nine Months
                                                   Ended September 30,         Ended September 30,
(In thousands, except per share data)              1998            1997         1998         1997
----------------------------------------------------------------------------------------------------
Basic:
   Net income (loss)                            $ (461,928)     $  80,123   $ (334,827)    $ 115,452
                                                ----------------------------------------------------
   Weighted average shares outstanding             392,432        389,868      390,087       389,518
                                                ----------------------------------------------------
   Net income (loss) per common share           $    (1.18)     $    0.21   $    (0.86)    $    0.30
                                                ====================================================

Assuming dilution:
   Net income (loss)                            $ (461,928)     $  80,123   $ (334,827)    $ 115,452
                                                ----------------------------------------------------
   Weighted average shares outstanding             392,432        389,868      390,087       389,518
   Net effect of dilutive put options                                                              4
   Net effect of dilutive stock options                            12,104                     11,550
                                                ----------------------------------------------------
   Total                                           392,432        401,972      390,087       401,072
                                                ----------------------------------------------------
   Net income (loss) per common share           $    (1.18)     $    0.20   $    (0.86)    $    0.29
                                                ====================================================

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

The activity impacting the accrual for merger-related and special charges during the first nine months of 1998 is summarized in the following table:


                              Balance at        Purchase                                     Balance at
                              December 31,        Price        Charges                      September 30,
(in thousands)                   1997           Adjustments   Utilized      Adjustments         1998
---------------------------------------------------------------------------------------------------------
Facilities                     $  19,989        $     470     $  4,410         $  2,176       $  13,873
Workforce reductions              25,242           28,449        3,921            9,351          40,419
Contractual commitments           29,334           16,135       18,961            5,371          21,137
Asset write-downs                 15,802                         6,627            2,416           6,759
Direct transaction and
   other costs                    11,291          134,244        4,427            1,000         140,108
                               --------------------------------------------------------------------------
                               $ 101,658        $ 179,298     $ 38,346         $ 20,314       $ 222,296
                               ==========================================================================

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

The September 30, 1998 accrual for merger-related and special charges is classified within the balance sheet as follows:


(in thousands)
-------------------------------------------------------
Accrual for merger-related charges            $ 204,654
Property, plant, equipment and leaseholds        10,669
Other long-term liabilities                       6,973
                                              ---------
                                              $ 222,296
                                              =========

Note F - Credit Arrangements

In connection with the Schneider acquisition, the Company established $1.7 billion in additional revolving credit facilities (the Facilities). The Facilities are comprised of $1.2 billion of 364-day borrowings and a $500 million increase to a previously existing five year amended and restated credit facility originally closed in June 1997. The Company's total revolving credit facilities (Total Facilities) now aggregate $2.2 billion of which $1.2 billion are 364-day facilities and $1 billion expire in 2002. Use of the borrowings is unrestricted and the borrowings are unsecured. The Total Facilities require the Company to maintain a ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt not in excess of certain specified levels.

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

Note G - Inventories

The components of inventory consist of the following:

                                  September 30,   December 31,
(In thousands)                        1998           1997
--------------------------------------------------------------
Finished goods                     $ 235,965        209,506
Work-in-process                       65,445         45,683
Raw materials                        190,418        136,391
                                   ---------------------------
                                   $ 491,828      $ 391,580
                                   ===========================

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

As part of the stock repurchase program, the Company has been selling European equity put options to an independent broker-dealer. Each option, if exercised, obligates the Company to purchase from the broker-dealer a specified number of shares of the Company's common stock at a predetermined exercise price. The put options are exercisable only on the first anniversary of the date the options were sold and can be settled in cash or common stock at the Company's discretion. During the nine months ended September 30, 1998, put options for 658,000 shares expired. There were no outstanding put options at September 30, 1998.

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

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis alleging willful infringement of several SCIMED U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), SLEUTH(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, Fourth District, seeking monetary and injunctive relief. The parties have agreed to add Cordis' CHARGER(TM) and HELIX(TM) catheter to the suit. Cordis has answered, denying the allegations of the complaint. Trial is expected in to begin in 1999.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of non infringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc., a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March, 1998, the Court ruled on June 26, 1998 that neither of the patents is infringed by the NIR stent, and that both patents are invalid. Ethicon has appealed. In a September hearing in France, the Company's declaration of non infringement was dismissed for failure to satisfy statutory requirements. The French invalidity suits were not affected . On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of non infringement for the NIR stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity in relation to that patent (in Italy and Spain only). Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. The Johnson & Johnson entities thereafter filed a similar cross-border proceeding in The Netherlands with respect to the second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. A hearing on the merits is scheduled in The Netherlands for January 1999.

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

On March 6, 1998, the Company filed suit in the U.S. District Court for the District of Massachusetts alleging that Circon Corporation's (Circon) Spiked and Fluted VaporTrode(TM) electrodes and Grooved Vapor Tome(TM) resection electrode infringe two patents owned by the Company, and requesting a declaratory judgment for invalidity and non infringement of three Circon patents. On March 19, 1998, the Company was served by Circon with a suit alleging that the Company's PERCUFLEX(R), CONTOUR(R) and BEAMER(TM) ureteral stents infringe two patents owned by Circon, including two patents that are the subject of the Company's declaratory judgment action against Circon. The suit was filed in the U.S. District Court for the Eastern District of Wisconsin seeking a declaration of infringement and monetary damages. Both suits have been dismissed pursuant to a Settlement Agreement dated September 28, 1998.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On November 3, 1998, the Company announced it had detected the occurrence of business irregularities in the operations of its Japanese subsidiary. As a result, the Company has restated its results for the three month periods ended September 30, 1998 and 1997, and the nine month periods ended September 30, 1998 and 1997, which allow for more accurate period to period comparisons. The restatement resulted in a decrease in revenues from $1,551 million, previously reported, to $1,517 million for the nine month period ended September 30, 1998. Net loss decreased from $509 million, previously reported, to $462 million and $364 million, previously reported, to $335 million for the three and nine month periods ended September 30, 1998, respectively.

Net sales for the third quarter of 1998 increased 25% to $575 million as compared to $462 million in the third quarter of 1997. Net sales for the nine month period ended September 30, 1998 increased 12% to $1,517 million as compared to $1,351 million in the nine month period of 1997. The growth in revenues was significantly impacted by the launch of two coronary stent platforms in the United States (U.S.) during the third quarter of 1998. International revenues for the quarter and nine month period ended September 30, 1998 were impacted by changes in foreign currency exchange rates. Without the impact of changes in exchange rates, net sales for the quarter and nine month period ended September 30, 1998 increased approximately 29% and 16%, respectively.

During the third quarter, U.S. revenues increased approximately 36%, while international revenues increased approximately 8% compared to the same period of the prior year. International revenues during the third quarter of 1998 were negatively impacted compared to the third quarter of 1997 by unfavorable exchange rate movements caused primarily by the strengthening of the U.S. dollar versus the Japanese yen. Excluding the impact of foreign exchange, international revenues for the quarter increased approximately 18% compared to the same period of the prior year. International revenues as a percentage of worldwide sales was approximately 35% and 40% in the third quarter of 1998 and 1997, respectively. Revenues in the United States increased approximately 17% during the nine month period of 1998 compared to the same period of the prior year. International revenues increased approximately 6% during the nine month period of 1998 compared to the same period of the prior year. Excluding the impact of foreign exchange, international revenues increased approximately 15% compared to the same nine month period of the prior year.

Net sales for the quarter and nine month period ended September 30, 1998 included $17 million of Schneider sales from the date of acquisition (September 10, 1998) through September 30, 1998.

The Company reported a net loss for the third quarter of 1998 of approximately $462 million, or $1.18 per share (diluted). This compares to net income of $80 million, or $0.20 per share, in the third quarter of 1997. The third quarter results include a $671 million ($524 million net-of-tax) charge to account for purchased research and development acquired in the $2.1 billion cash purchase of Schneider. Further, the third quarter results include a provision of $31 million ($21 million net-of-tax) for costs associated with the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with Sox (TM) coronary stent system in the United States.

The Company reported a net loss for the nine month period ended September 30, 1998 of approximately $335 million, or $0.86 per share (diluted). This compares to net income of $115 million, or $0.29 per share, in the same period of 1997.

Gross profit as a percentage of net sales decreased from 70.8% in the third quarter of 1997 to 64.4% in the third quarter of 1998, and decreased from 71.5% in the nine months ended September 30, 1997 to 67.5% in the nine months ended September 30, 1998. The decrease in the Company's gross margin percentage is a result of a provision for costs associated with the Company's decision to voluntarily recall the NIR ON Ranger with Sox coronary stent system in the U.S. (discussed previously), higher manufacturing costs, write-downs for excess and obsolete inventory, and a decline in average selling prices due to continuing pressure on healthcare costs and increased competition. Management believes that gross margins during the next several quarters will continue to be negatively impacted by high manufacturing costs. In addition, as average selling prices for NIR stents fluctuate, the Company's cost to purchase the stent will change because cost is based on a constant percentage of average selling prices. Future gross margins are dependent upon the Company's ability to effectively manage its inventory levels.

Selling, general and administrative expenses as a percentage of net sales decreased from 34.1% in the third quarter of 1997 to 33.0% in the third quarter of 1998, while increasing approximately $33 million from the same period of the prior year to $190 million. The decrease as a percent of sales is primarily attributable to the increase in net sales related to the launch of coronary stents in the United States. Selling, general and administrative expenses as a percentage of net sales increased from 33.9% in the nine month period of 1997 to 34.5% in the nine month period of 1998, while increasing approximately $66 million from the same period of the prior year to $524 million. Approximately $5 million of the increase for the third quarter and nine month period ended September 30, 1998 is attributable to results of Schneider operations from the date of acquisition through September 30, 1998. The increase as a percent of sales reflects costs to operate the Company's new global information system, increased costs in domestic distribution, and continued expansion of the Company's direct sales operations in certain emerging markets. The Company continues to expand its direct sales presence in Asia Pacific and Latin America so as to be in a position to take advantage of opportunities in these markets. The Company believes that it will be able to realize improved long-term returns on its investments with a direct selling presence in these regions.

Amortization expense as a percentage of net sales increased from 1.7% in the third quarter of 1997 to 1.9% in the third quarter of 1998, while increasing approximately $3 million from the same period of the prior year to $11 million. The increase in dollars in the third quarter is primarily a result of the amortization of intangibles related to the purchase of Schneider from the date of acquisition through September 30, 1998. Amortization expense for the nine month period of 1998 remained at approximately 1.8% of net sales. Amortization expenses in 1999 attributable to the Schneider acquisition will be approximately $60-65 million.

Royalty expenses remained approximately 1% of net sales while increasing from $6 million in the third quarter of 1997 to $8 million in the third quarter of 1998, and from $17 million in the nine month period of 1997 to $21 million in the nine month period of 1998. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses as a percentage of net sales decreased from 9.4% in the third quarter of 1997 to 8.6% in the third quarter of 1998, and increased $6 million to $50 million. Research and development expenses increased from 9.1% of net sales in the nine month period of 1997 to 9.4% of net sales in the nine month period of 1998. The impact of Schneider research and development was not material to the third quarter or nine month period of 1998. The increase in research and development for the nine month period reflects increased spending on new product development programs and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

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

The nine month period results include a $20 million reversal in the second quarter of 1998 of accruals for merger-related and special charges of no longer required. The amounts related primarily to severance, contractual commitments and facilities closure charges accrued in the second quarter of 1997. The Company also recorded purchased research and development of approximately $11 million in connection with the Company's other strategic acquisitions that were consummated during the second quarter of 1998. Further, during the second quarter of 1997, the Company recorded merger-related charges of $146 million in connection with its acquisition of Target Therapeutics, Inc. and recorded purchased research and development of $12 million in conjunction with accounting for its additional investment in Medinol, Ltd.

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

Liquidity and Capital Resources

In connection with the Schneider acquisition, the Company established $1.7 billion in additional revolving credit facilities (the Facilities). The Facilities are comprised of $1.2 billion of 364-day borrowings and an increase to a previously existing five year amended and restated credit facility, originally closed in June 1997. The Company's total revolving credit facilities (Total Facilities) now aggregate $2.2 billion of which $1.2 billion are 364-day facilities and $1 billion expire in 2002. Use of the borrowings is unrestricted and the borrowings are unsecured. The Total Facilities require the Company to maintain a ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt not in excess of 70% through March 1999 and 60% thereafter. As of September 30, 1998, the Company maintained a ratio of approximately 68%. The Company currently intends to comply with the reduction in the ratio through an equity issuance, as discussed below.

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

The Company expects to refinance a portion of the commercial paper by raising more permanent financing through an issuance of convertible securities and additional equity securities. In September 1998, the Company filed a Public Registration Statement with the U.S. Securities and Exchange Commission. Under this registration statement, while it is likely that the aggregate offering of the securities will be less than $1.2 billion, in no event will the aggregate offering exceed $1.2 billion. At September 30, 1998, the Company had no outstanding debt or securities issued under this registration statement.

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

Cash and short-term investments totaled $200 million at September 30, 1998 compared to $80 million at December 31, 1997. The increase in cash and short-term investments is primarily attributable to cash acquired in connection with the Schneider acquisition (approximately $40 million), cash provided in connection with the Company's issuance of debt securities and proceeds from operating activities. The cash proceeds were partially offset by an increase in inventory and accounts receivable, the repayment of approximately $423 million of commercial paper in early 1998, capital expenditures incurred to expand the Company's manufacturing and distribution facilities, tax payments, and payments of merger-related costs. Working capital decreased from $227 million at December 31, 1997 to current liabilities exceeding current assets by $1.3 billion at September 30, 1998. The reduction in working capital is primarily attributable to borrowings incurred to finance the Schneider acquisition and increases in inventory and accounts receivable.

The increase in accounts receivable, net, from December 31, 1997 to September 30, 1998 is primarily due to recording approximately $65 million of Schneider accounts receivable, net, as of the date of the acquisition, an increase in U.S. sales in the third quarter of 1998 compared to the fourth quarter of 1997 and an increase in Europe days sales outstanding due primarily to a shift in sales mix to countries whose public hospitals take longer to pay than others.

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

Inventory balances, net of approximately $40 million of inventory acquired from Schneider, has increased from December 31, 1997. The increase since December 31, is primarily a result of continued stocking of the NIR stent in preparation for the Company's planned launch in the U.S. and Japan, and an increase in U.S. finished goods. The Company is committed to purchase approximately $95 million of NIR stents through May 1999. The Company expects inventory levels generally to peak in 1998 and then begin to decline in 1999 as the Company's new global supply chain management system becomes fully operational. Successful implementation of the Company's supply chain initiatives is necessary to reduce the Company's inventory to an acceptable level.

As of September 30, 1998, the Company has accrued approximately $179 million of liabilities in connection with the purchase of Schneider, approximately $146 million of which are estimated to be paid during the fourth quarter of 1998.

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

The Company relies on third party providers for services such as telecommunications, Internet service, utilities, certain product components and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The

Company has initiated an evaluation of the status of third party service providers' compliance efforts and to determine alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable time frame. Based on the Company's evaluation to date, management believes that in most cases redundant capacity exists at the supplier or that alternative sources of supply are available or could be developed within a reasonable amount of time should compliance become an issue for individual suppliers.

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

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to obtain benefits from the Schneider acquisition; (b) the process, outlays and plan for the integration of businesses acquired by the Company, and the successful and timely implementation of the plan; (c) the impact and timing of successful implementation of the Company's supply chain initiatives on timely reduction in inventory levels; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (e) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (f) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (g) risks associated with international operations; (h) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (i) the Company's belief that its effective tax rate for 1998 will be approximately 33%; (j) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to the changing managed care environment and worldwide economic conditions ; (k) the ability of the Company to meet its projected cash needs through the end of 1998; (l) the ability of the global information systems to improve supply chain management; (m) costs and risks associated with implementing Year 2000 compliance and business process reengineering; (n) the results of the Company's investigation of business irregularities detected in the operations of its Japanese subsidiary and the effect of these irregularities on the Company's financial statements; (o) the ability to realize improved long-term returns on the Company's investments with a direct selling presence in emerging markets; (p) the ability of the Company to place its commercial paper at reasonable rates, to obtain more permanent financing to re-finance a portion of its commercial paper and to comply with the financial ratio in its credit facility; (q) the Company's ability to realized value assigned to in process research and development and other intangible assets, (r) the impact of stockholder class action, patent, product liability and other litigation, and the adequacy of the Company's product liability insurance, and (s) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; (t) 1999 amortization expenses attributable to the Schneider acquisition.

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


                     BOSTON SCIENTIFIC CORPORATION


                     By: /s/ Lawrence C. Best
                         -------------------------------------------------------
                     Name:   Lawrence C. Best
                     Title:  Chief Financial Officer and Senior Vice President -
                             Finance and Administration