Form 10-K
period 1998-12-31
BOSTON SCIENTIFIC CORP
filed 1999-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 1-11083

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $9.2 billion based on the closing price of the Common Stock on March 15, 1999.

The number of shares outstanding of the Company's Common Stock as of March 15, 1999 was 394,872,509.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1998 Annual Report to Shareholders which is filed with the Securities and Exchange Commission as an exhibit hereto and the Proxy Statement to be filed with the Securities and Exchange Commission on or prior to April 30, 1999 are incorporated by reference into Parts I, II and III.

                                     PART I

--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

THE COMPANY

Boston Scientific Corporation (the "Company") is a worldwide developer, manufacturer and marketer of minimally invasive medical devices. The Company's products are used in a broad range of interventional medical specialties, including cardiology, electrophysiology, gastroenterology, neuro-endovascular therapy, pulmonary medicine, radiology, urology and vascular surgery. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products provide effective alternatives to traditional surgery by reducing procedural trauma, complexity, risk to the patient, cost and recovery time.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first minimally invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company, which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to $2.2 billion in 1998.

The Company's growth in the past few years has been fueled in part by strategic acquisitions and alliances, designed to improve the ability of the Company to take advantage of future growth opportunities in less invasive medicine. In 1998, the Company completed two acquisitions. On June 30, 1998, the Company acquired CardioGene Therapeutics, Inc., a development stage company focused on the application of gene therapy for treatment of cardiovascular diseases, and on September 10, 1998, the Company acquired Schneider Worldwide, a pioneer in less invasive medicine and formerly a member of the Medical Technology Group of Pfizer Inc.

These acquisitions, together with the Company's earlier acquisitions and alliances, have helped to achieve a strategic mass which allows the Company to offer one of the broadest product lines in the world for use in minimally invasive procedures. The Company now maintains leadership positions in each of the markets in which it competes. The Company's strategic mass has also enabled it to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups and hospital consolidations.

The Company has substantially completed the integration of all mergers and acquisitions consummated in 1996 and 1997. The Company expects to complete the integration of Schneider by the end of 1999. Management believes it has developed a sound plan for continuing and concluding the integration process, and that it will achieve that plan. However, in view of the number of major transactions undertaken by the Company, the dramatic change in the size of the Company and the complexity of its organization resulting from these transactions, management also believes that the successful implementation of its plan presents a significant degree of difficulty. The failure to integrate these businesses effectively could adversely affect the Company's operating results in the near term, and could impair the Company's ability to realize the strategic and financial objectives of these transactions.

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

Product Innovation. The Company maintains an aggressive product development program designed to introduce new products and new applications for existing technologies on a regular basis. The specifications and features of new products are often developed from market information generated through the interaction of the Company's product management teams and sales representatives with the worldwide medical community. The Company seeks to expedite the design and development of new products by leveraging its proprietary core technologies and applications knowledge across its product lines. Technological innovations developed for a particular application are often applied to procedures used in other markets served by the Company.

Focused Marketing. The Company markets its products through six principal divisions: Scimed, EP Technologies, Boston Scientific Vascular (formerly operating as Medi-tech, Meadox and Schneider), Target Therapeutics, Microvasive Endoscopy and Microvasive Urology. Each of the Company's divisions focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and offers products to satisfy their needs. The Company believes that this focused marketing approach enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

International Presence. Maintaining and expanding its international presence is an important component of the Company's long term growth plan. In 1998, international sales accounted for approximately 38% of the Company's net sales. Currently, the Company operates three international manufacturing facilities in Ireland and one in Switzerland, has direct marketing and sales subsidiaries in more than 35 countries and has distribution arrangements in more than 45 countries. Through its international presence, the Company seeks to increase net sales and market share, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

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

Strategic Acquisitions and Alliances. In recent years, the Company has sought out strategic acquisitions, alliances and venture opportunities which complement or expand its existing product lines or enhance its technological position. Although the Company does not expect to make any significant acquisitions in 1999, the Company expects that it will continue to seek out and review opportunities for acquisitions and strategic alliances consistent with its corporate mission.

PRODUCTS

The Company's products are broadly categorized as vascular or nonvascular, depending on the anatomical system and procedure in which a product is intended to be used. Generally, vascular products are employed in procedures affecting the heart and systems which carry blood, and nonvascular products are employed in procedures affecting other systems and organs. In 1998, approximately 80% of the Company's net sales were derived from its vascular business, approximately 19% from its nonvascular business and approximately 1% from other business. The Company's principal vascular and nonvascular products are offered in the following medical areas:

                                    VASCULAR

Coronary Revascularization. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. Atherosclerosis results in reduced blood flow to the muscle of the heart. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal coronary rotational atherectomy ("PTCRA"). The Company's products in this market include PTCA balloon catheters, the Rotablator(R) rotational atherectomy system, guide wires, guide catheters, diagnostic catheters and fluid management systems.

Coronary Stents. The Company markets both balloon-expandable and self-expanding coronary stent systems. The Company's most important products in this category incorporate the NIR(R) balloon-expandable coronary stent developed and manufactured by Medinol Ltd., with which the Company has an exclusive worldwide distribution agreement for stent products. These products were introduced in Europe in 1996 and in the United States and Japan in 1998. The Company hopes to introduce the NIR ON(TM) VIVA!(TM) stent using Monorail(TM) rapid exchange technology in the United States in 1999, pending approval from the United States Food and Drug Administration ("FDA"). The Company also hopes to reintroduce the NIR ON(TM) Ranger(TM) with SOX(TM) stent delivery system in the United States later in 1999, pending FDA approval. Through a strategic alliance with Angiotech Pharmaceuticals, Inc., the Company holds a co-exclusive license for the use of paclitaxel on intraluminal devices to inhibit restenosis.

Peripheral Vascular Intervention and Vascular Access. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of catheters used in percutaneous transluminal angioplasty ("PTA"). Additionally, the Company's peripheral vascular product line includes medical devices used in thrombolysis (the catheter-based delivery of clot dissolving agents directly to the site of a blood clot) and thrombectomy catheters. The Company also offers stents to maintain patency of peripheral lumens, including the WALLSTENT(R) endoprosthesis, the only stent approved by the FDA for more than two peripheral indications.

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

Surgical and Endovascular Grafts. The Company markets vascular grafts and endovascular stent grafts for the treatment of thoracic dissection, abdominal aortic aneurysms and peripheral vascular occlusive diseases.

Intraluminal Ultrasound Imaging. The Company markets a family of intraluminal catheter-directed ultrasound imaging systems for diagnostic use in blood vessels, heart chambers and coronary arteries, as well as certain nonvascular systems.

Electrophysiology ("EP"). The Company's electrophysiology product offerings include catheters and systems for use in minimally invasive procedures to diagnose and treat tachyarrhythmias (abnormally fast heart rhythms). The Company markets RF generators and steerable ablation catheters, many of which incorporate proprietary steering, temperature monitoring and control technology, as well as a line of diagnostic catheters and associated accessories.

Neuro-Endovascular Therapy. The Company markets a line of micro-guidewires, micro-catheters, guiding catheters and embolics to treat diseases of the neurovascular system. The Company also markets the Guglielmi Detachable Coil(TM) system to treat and prevent the rupture of cerebral aneurysms that are otherwise either considered to be inoperable or high risk for surgery.

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

Urinary Tract Intervention. The Company sells a variety of products designed primarily to treat patients with urinary stone disease, either via ureteroscopy or percutaneous nephrolithotomy. Products within this category include ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate, crush, or remove the stone; intracorporeal shock wave lithotripsy devices and holmium laser systems used to disintegrate stones ureteroscopically; ureteral stents implanted temporarily in the urinary tract to provide either short-term or long-term drainage; and a wide variety of guidewires used to gain access to a specific site.

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

Urinary Incontinence and Bladder Disease. The Company markets a line of minimally invasive devices and sling materials to treat stress urinary incontinence. This affliction is commonly treated with various surgical procedures. The Company's Vesica(R) system offers less invasive alternatives for treating incontinence. The Company has also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

INTERNATIONAL OPERATIONS

In 1998, international sales accounted for approximately 38% of the Company's net sales. Net sales, operating income and identifiable assets attributable to significant geographic areas are presented in Note N to the Company's 1998 Consolidated Financial Statements, included within the Company's 1998 Annual Report to Shareholders which is filed with the Securities and Exchange Commission as an exhibit hereto.

As of December 31, 1998, the Company had direct marketing and sales operations in more than 35 countries. During the past three years, the Company has expanded its direct sales presence in Europe and Emerging Markets so as to be in a position to take advantage of market opportunities in those regions. The Company believes that, during 1999, it will continue to leverage its direct sales infrastructure and will continue to use distributors in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has three international manufacturing facilities in Ireland and one in Switzerland. Presently, approximately 50% of the Company's products sold internationally are manufactured at these facilities. The Company also maintains an international research and development facility in Galway, Ireland and a training center in Miyazaki, Japan.

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

VASCULAR
--------

     Scimed: markets devices to cardiologists for the nonsurgical diagnosis and treatment of coronary and peripheral vascular disease and other cardiac disorders.

     EP                     offers a line of electrophysiology catheters and
     Technologies:          systems for use by interventional
                            electrophysiologists in the diagnosis and treatment of cardiac tachyarrhythmias.

     Boston                 markets therapeutic and diagnostic devices to
     Scientific             physicians who perform interventional image-guided
     Vascular:              procedures primarily in the fields of radiology,
                            pulmonary medicine and vascular surgery, and markets woven, knitted and collagen-sealed vascular and endovascular grafts to vascular, cardiothoracic and general surgeons for use in patients with vessels damaged by artherosclerosis or aneurysms which need to be bypassed or replaced.

     Target: markets a line of micro-guidewires, micro-catheters, coils, embolics and other medical devices which aid neuroradiologists and neurosurgeons in the treatment of neurovascular diseases.

NONVASCULAR
-----------

     Microvasive            markets therapeutic and diagnostic devices which aid
     Endoscopy:             gastroenterologists and pulmonologists in performing
                            flexible endoscopic procedures involving the digestive tract and lungs.

     Microvasive            offers a line of therapeutic and diagnostic devices
     Urology:               which aid urologists in performing ureteroscopic and
                            other minimally invasive endoscopic procedures as well as devices to treat urinary incontinence.

A dedicated sales force of in excess of 1900 individuals, including over 800 in the United States, markets the Company's products worldwide. This dedicated sales force accounted for approximately 99% of the Company's net sales during 1998. A network of over 70 dealers who offer the Company's products in more than 45 countries worldwide accounts for the remaining sales. The Company has also established a dedicated U.S. corporate sales organization focused principally on selling to major buying groups and large integrated healthcare networks.

The Company's worldwide customer base includes interventional medical specialists, including cardiologists, radiologists, neuroradiologists, neurosurgeons, gastroenterologists, urologists, electrophysiologists, pulmonologists, vascular surgeons and gynecologists. In 1998, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 1998. Large group purchasing organizations, hospital networks and other buying groups are, however, becoming increasingly important to the Company's business. These organizations have exerted increased pressure on selling prices throughout the medical device industry. There can be no assurance that the impact of doing business with such organizations will not adversely impact future Company sales margins, or that such organizations will continue to do business with the Company.

The Company markets the NIR ON(TM) Ranger(TM) and NIR(R) Primo(TM) coronary stent systems which, together with other NIR(R) stent systems, represented approximately 13% of the Company's 1998 worldwide sales. These stent systems include the NIR(R) coronary stent which is developed and manufactured by Medinol Ltd. and a balloon delivery system which is developed and manufactured by the Company. The Company also distributes several other products for third parties, including RF generators, an introducer sheath and certain guidewires. None of these other products represented more than 10% of the Company's 1998 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek out new opportunities for distributing complementary products as well as new technologies. Certain of the products distributed by the Company, such as the NIR(R) stent, are very important to the Company strategically. Unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent or certain other distributed products could adversely affect the Company's operating results.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. The United States marketplace is also increasingly characterized by consolidation among healthcare providers and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company. In addition, international markets are also being affected by economic pressure to contain healthcare costs. Throughout the world, delays in product approval processes, changes in reimbursement policies and competitive pricing pressures remain unpredictable. The Company cannot predict what future economic, reimbursement and pricing environments will exist in domestic and international markets for its healthcare products. It is possible that such environments could adversely affect the Company's product pricing and ability to sell products. The Company believes that such factors will continue to impact the rate at which the Company can grow, but management believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in 16 manufacturing sites around the world. The majority of the raw materials used in the manufacture of the Company's products are off-the-shelf items readily available from several supply sources. Several items are, however, custom made for the Company to meet its specifications. The Company believes that, in most of these cases, redundant capacity exists at the supplier and that alternative sources of supply are available or could be developed within a reasonable period of time. The Company has generally been able to obtain adequate supplies of all materials, parts and components in a timely manner from existing sources. However, the inability to develop alternative sources, if required, or a reduction or interruption in supply or a significant increase in the price of materials, parts or components could adversely affect the Company's operations and financial condition.

During 1998, the Company initiated a full time global program to focus on supply chain optimization. The program is designed to lower inventory levels and the cost of manufacturing, improve absorption, enhance customer service levels and minimize inventory write-downs. By addressing the entire supply chain, including application of lean manufacturing techniques, the Company seeks to return gross margins to more acceptable levels and to improve working capital. The program should be implemented by the end of 1999.

COMPETITION

The Company encounters significant competition from various entities across its product lines and in each market in which its products are sold. The Company's primary competitors include C.R. Bard, Inc., Cook, Inc., Guidant Corporation, Johnson & Johnson (including its subsidiary, Cordis Corporation), and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc., formerly known as Arterial Vascular Engineering Inc.), as well as a wide range of companies which sell a single or limited number of competitive products.

In addition, the Company faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently treated using the Company's products.

The Company believes that its products compete primarily on the basis of their ability to perform safely and effectively diagnostic and therapeutic procedures in a minimally invasive manner, ease of product use, product reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, the Company has also been increasingly required to compete on the basis of price. The Company believes that its continued competitive success will depend upon its ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for its products, obtain required regulatory approvals, and manufacture and successfully market its products either directly or through outside parties. There can be no assurance that the Company will be able to accomplish these objectives or that it will be able to compete successfully in the future against existing or new competitors. There can also be no assurance that the Company's operating results will not be adversely affected by increased price competition or competition from purveyors of alternative therapies.

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

In 1998, the Company expended $200 million on research and development, representing approximately 9% of the Company's 1998 net sales. These expenditures funded clinical research, licensed technology, regulatory activities and various product development programs, including, without limitation, carotid stenting, molecular intervention technology (using paclitaxel, radiation, angiogenesis technology and gene therapy) and stent grafting.

The Company maintains several research and development facilities around the globe. See "Properties". In addition to internal development, the Company works with hundreds of leading research institutions, universities and clinicians around the world in developing, evaluating and clinically testing its products.

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

REGULATION

The medical devices manufactured and marketed by the Company are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

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

The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations.

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the United States. Exported devices are subject to the regulatory requirements of each country to which the device is exported. In many foreign countries, all regulated medical products are treated as drugs and the majority of the Company's products are expected to be so regulated in these countries. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. The Company has achieved International Standards Organization or European Union certification for its Irish and most of its United States manufacturing facilities. In addition, the Company has completed CE Mark registrations for most of its products in accordance with the implementation of various medical device directives in the European Union.

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

PATENTS AND PROPRIETARY RIGHTS

The Company relies on a combination of patents, trade secrets and non-disclosure agreements to protect its intellectual property. The Company holds in excess of 1,000 patents in the United States and abroad and has pending in excess of 2,500 patent applications that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patents will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. The Company relies on non-disclosure and non-competition agreements with certain employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third-parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

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

PRODUCT LIABILITY

The testing, marketing and sale of human health care products entails an inherent risk of product liability claims. The Company is involved in various lawsuits arising in the normal course of business from product liability claims, and product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all.

EMPLOYEES

As of December 31, 1998, the Company had nearly 14,000 employees, including approximately 8,800 in operations, 900 in administration, 1,400 in research and development and 2,600 in selling, marketing, distribution and related administrative support. Of these employees, approximately 4,000 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel. Competition for qualified, skilled personnel is intense in the medical device industry. There can be no assurance that the Company will be able in the future to attract and retain such personnel.

The Company is in the process of implementing a rationalization plan established after acquiring Schneider. The rationalization plan takes into consideration duplicate capacity and opportunities for further leveraging of cost and technology platforms. The Company's actions approved and committed to in the fourth quarter of 1998 will result in the displacement in 1999 of approximately 2,000 current positions, over half of which are manufacturing positions. The Company expects that approximately 1,000 positions will be added in 1999 as a result of the transition plan.

SEASONALITY

The Company's business, taken as a whole, is not materially affected by seasonal factors.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1993 appearing on pages F-9 and F-10 of the Company's 1998 Annual Report to Shareholders (included as Exhibit 13.1 hereto) is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's world headquarters are in Natick, Massachusetts. It maintains regional headquarters in Tokyo, Japan; Paris, France; Singapore and Buenos Aires, Argentina. As of December 31, 1998, the Company's worldwide facilities (including administration, research, manufacturing, distribution and sales and marketing space) totaled approximately 5.2 million square feet, of which approximately 85% was owned by the Company and the balance was leased. As of December 31, 1998, the Company's principal research facilities were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Washington, New York, Ireland and Switzerland, and its major distribution centers were located in Massachusetts, The Netherlands, Japan and Singapore. As of December 31, 1998, the Company maintained 16 manufacturing facilities, 11 in the United States, three in Ireland, one in Switzerland and one in Puerto Rico. Many of these manufacturing facilities produce and manufacture products for more than one of the Company's divisions.

As part of the rationalization plan established after acquiring Schneider, the Company has decided to close five Schneider facilities, as well as transition the manufacturing of selected Boston Scientific product lines to different sites. The Company believes that its facilities are adequate to meet its current needs.

ITEM 3.  LEGAL PROCEEDINGS

Note K to the Company's 1998 Consolidated Financial Statements, appearing on pages F-25 through F-28 thereto (contained in the Company's 1998 Annual Report to Shareholders included as Exhibit 13.1 hereto), is incorporated herein by reference.

RECENT PATENT PROCEEDINGS

 On March 2, 1999, Medtronic AVE Inc., formerly known as Arterial Vascular Engineering Inc. (AVE), filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilation catheters infringe one of AVE's European patents. In this action, AVE requested relief covering The Netherlands, Germany, the United Kingdom, France and Spain. The Company has not yet filed its answer, but intends to deny the allegations of the complaint.

On March 18, 1999, Cook, Inc. filed suit against the Company and SCIMED, alleging that SCIMED's Radius(TM) coronary stent infringes a certain U.S. patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. The Company has not yet been served.

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note K to the Company's 1998 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on November 4, 1998 to consider and vote upon a proposal to amend the Second Restated Certificate of Incorporation, as amended, of the Company to increase the authorized number of shares of Common Stock from 300,000,000 to 600,000,000 and the authorized number of shares of Preferred Stock from 25,000,000 to 50,000,000. The amendment allowed the Company's November 30, 1998 2-for-1 common stock split, effected in the form of a 100% stock dividend, to occur. On September 15, 1998, the record date for the Special Meeting, there were 196,367,418 shares of Common Stock outstanding on a pre-stock split basis. The amendment was approved by a vote of 137,891,227 for, 9,618,374 against, 303,358 abstaining and 0 broker non-votes.

                 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 1998 are as follows:

NAME                           AGE                                 POSITION
----                           ---                                 --------

John E. Abele                     61    Director, Founder Chairman
Charles J. Aschauer, Jr.          70    Director, Retired Executive Vice President and Director of
                                        Abbott Laboratories
Randall F. Bellows                70    Director, Retired Executive Vice President of
                                        Cobe Laboratories, Inc.
Michael Berman                    41    Senior Vice President and Group President--Cardiology
                                        Businesses, and President--SCIMED Life Systems, Inc.
Lawrence C. Best                  48    Senior Vice President--Finance & Administration
                                        and Chief Financial Officer
Joseph A. Ciffolillo              60    Director, Private Investor
Joel L. Fleishman                 64    Director, President of The Atlantic Philanthropic Service
                                        Company, Inc. and Professor of Law and Public Policy,
                                        Duke University
Lawrence L. Horsch                64    Director, Chairman of Eagle Management & Financial Corp.
Paul A. LaViolette                41    Senior Vice President and President, Boston Scientific
                                        International
Philip P. LeGoff                  48    Senior Vice President and Group President--Vascular and
                                        Nonvascular Businesses
C. Michael Mabrey                 56    Senior Vice President--Operations
Robert G. MacLean                 55    Senior Vice President--Human Resources
N.J. Nicholas, Jr.                59    Director, Private Investor
Pete M. Nicholas                  57    Director, Founder, Chief Executive Officer and
                                        Chairman of the Board
Arthur L. Rosenthal               52    Senior Vice President and Chief Development Officer
Paul W. Sandman                   51    Senior Vice President, Secretary and General Counsel
Dale A. Spencer                   53    Director, Former Executive Vice President of Boston Scientific
                                        Corporation

On March 18, 1999, the Company announced the appointment of James R. Tobin as President and Chief Executive Officer. In addition to serving as President and Chief Executive Officer, Mr. Tobin will serve on the Board of Directors. Pete M. Nicholas will continue as Chairman of the Board.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has standing Audit, Executive Compensation and Human Resources, and Governance Committees. Mr. Aschauer , Mr. Fleishman, and Mr. Horsch currently serve on the Audit Committee. Mr. Aschauer, Mr. Bellows and Mr. Fleishman currently serve on the Executive Compensation and Human Resources Committee. Mr. Aschauer, Mr. Bellows, Mr. Fleishman, Mr. Horsch and Mr. Nicholas currently serve on the Governance Committee. A description of the committees of the Board of Directors of the Company is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999 and is incorporated herein by reference.

BIOGRAPHICAL SUMMARIES

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

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-tech, Inc.. In 1988, he was also named President of Microvasive, Inc. (a former subsidiary merged into the Company), and in 1989 he became Executive Vice President and Chief Operating Officer of the Company. In 1992, Mr. Ciffolillo became a Director of the Company. In April 1996, he retired from his position as an executive officer of the Company, but continues to serve as a Director. Mr. Ciffolillo also serves as a director of CompDent Corporation, CardioThoracic Systems, Inc. and Innovasive Devices, Inc. Mr. Ciffolillo received a B.A. degree from Bucknell University. He is also a trustee for Bucknell University.

Joel L. Fleishman joined the Company in October 1992 as a Director. Mr. Fleishman became President of The Atlantic Philanthropic Service Company, Inc. in September 1993. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President, at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Vice-Chairman of the Board of Trustees of the Urban Institute. Mr. Fleishman also serves as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an L.L.M. degree from Yale University.

Lawrence L. Horsch joined the Company as a Director in February 1995. Previously, he had been Chairman of the Board of SCIMED Life Systems, Inc. from 1977 to June 1994 and a Director through February 1995. Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp. He was Chairman and Chief Executive Officer of Munsingwear, Inc., from 1987 to 1990. Mr. Horsch received a B.A. degree from the University of St. Thomas and an M.B.A. degree from Northwestern University.

Paul A. LaViolette joined the Company in January 1994 as President, Boston Scientific International, and Vice President--International. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President--Nonvascular Businesses. In October, 1998, Mr. LaViolette was appointed President, Boston Scientific International. Prior to joining the Company, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

Philip P. LeGoff joined the Company in November 1997 as Senior Vice President and Group President -- Vascular Businesses. In October, 1998, Mr. LeGoff assumed the additional responsibilities of Group President--Nonvascular Businesses. Prior to joining Boston Scientific, he was Head of Strategy and External Affairs and Member of the Global Executive Committee at Novartis Phaarma AG of Basel, Switzerland since 1996. Between 1981 and 1993 he held various executive management positions at Sanofi Inc. of Paris, including Director Research and Development Planning, Director Corporate Planning and Chief Executive Officer of the Bio-Industries Division. In 1994 he became President and Chief Executive Officer of Sanofi, North America. Before joining Sanofi, Dr. LeGoff held a variety of management and executive positions with Ciba-Geigy Corporation. Dr. LeGoff received a Masters Degree in Organic Chemistry and Pharmacy from the University of Rennes; a Ph.D. in Healthcare Law from the University of Paris; and a Masters Degree in Business Administration from Stanford University, Palo Alto. Dr. LeGoff has served on a number of for-profit and non-profit boards, including the Council of the International Federation of Pharmaceutical Manufacturers Associations (IFPMA, Geneva) and the Policy Board of the Center for Medicines Research (London).

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

N.J. Nicholas, Jr. joined the Company as a Director in October 1994. Mr. Nicholas served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. N.J. Nicholas, Jr. is a director of Xerox Corporation and of Bankers Trust Corporation. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Pete Nicholas, Chairman of the Board and Chief Executive Officer of the Company.

Pete M. Nicholas, a co-founder of the Company, has been the Chairman of the Board of the Company since 1995. He has been a Director since 1979 and served as the Chief Executive Officer from 1979 to March 1998 and Co-Chairman of the Board from 1979 to 1995. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is also a trustee of Duke University. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A.

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

Paul W. Sandman joined the Company in May 1993 as Senior Vice President, Secretary and General Counsel. From March 1992 through April 1993, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc. where he was responsible for legal affairs. Prior to March 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College, and his J.D. from Harvard Law School.

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

James R. Tobin joined the Company on March 17, 1999 as Director, President and Chief Executive Officer. Prior to joining Boston Scientific, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin was a career executive with Baxter International, rising from financial analyst to President and Chief Operating Officer in 1992. Before becoming Baxter's President and Chief Operating Officer, he served as Managing Director in Japan, Managing Director in Spain, President of Baxter's I.V. Systems Group and Executive Vice President, responsible for running Baxter's worldwide business groups and then its U.S. manufacturing and distribution operations. Mr. Tobin currently serves on the Board of Directors of Creative Biomolecules, Inc. and PathoGenesis Corporation. Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.    MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 1998 Annual Report to Shareholders (Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock on March 15, 1999 was $33.75.

ITEM 6.    SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 1998 Annual Report to Shareholders (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report to Shareholders (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1998 Annual Report to Shareholders (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 1998 Annual Report to Shareholders (Exhibit 13.1 filed herewith) are incorporated herein by reference.

The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 1998 Annual Report to Shareholders (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

--------------------------------------------------------------------------------

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11.   EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999 is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999 are incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or before April 30, 1999 are incorporated herein by reference.

                                     PART IV

--------------------------------------------------------------------------------

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

   (a)(3)  Exhibits (* documents filed herewith).

           EXHIBIT
              NO.                              TITLE
           -------                             -----

              3.1 Second Restated Certificate of Incorporation of the Company (Exhibit 3.1, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).
              3.2 Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant (Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).
              *3.3 Certificate of Second Amendment of the Second Restated Certificate of Incorporation of the Registrant.
              3.4 Restated By-laws of the Company (Exhibit 3.2, Registration No. 33- 46980).
              4.1    Specimen Certificate for shares of the Company's Common
                     Stock (Exhibit 4.1, Registration No. 33-46980).
              4.2    Description of Capital Stock contained in Exhibits 3.1,
                     3.2, 3.3 and 3.4.
              4.3 Form of Debt Securities Indenture (Exhibit 4.4, Registration Statement on Form S-3 of the Company, BSC Capital Trust, BSC Capital Trust II and BSC Capital Trust III, File No. 333-64887)
              10.1 Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              10.2 Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              10.3 Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

           EXHIBIT
              NO.                              TITLE
           -------                             -----

              10.4 SCIMED Life Systems, Inc. 1987 Non-Qualified Stock Option Plan, amended and restated (Exhibit 4.3, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 23, 1991 for its 1991 Annual Meeting of Shareholders, Commission File No. 0-9301).
              10.5 SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0- 9301).
              10.6 SCIMED Life Systems, Inc. 1992 Stock Option Plan (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File No. 0-9301).
              10.7 Heart Technology, Inc. Restated 1989 Stock Option Plan (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).
              10.8 Heart Technology, Inc. 1992 Stock Option Plan for Non-Employee Directors (Exhibit 4.6, Registration No. 33-99766 which was incorporated by reference to Exhibit
                     10.5 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).
              10.9 Heart Technology, Inc. 1995 Stock and Incentive Plan (Exhibit 4.7, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q/A of Heart Technology for its fiscal quarter ended June 30, 1995, filed on August 30, 1995, File No. 0-19812).
              10.10 Cardiovascular Imaging Systems, Inc. 1987 Incentive Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-93790 which was incorporated by reference to CVIS's Registration Statement on Form S-1 filed on March 11, 1992, Registration No. 33-46330).
              10.11 EP Technologies, Inc. 1988 Stock Plan (Exhibit 4.7, Registration No. 33- 80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-67020).
              10.12 EP Technologies, Inc. 1991 Stock Option/Stock Issuance Plan (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-82140).
              10.13  EP Technologies, Inc. 1992 Stock Option Grant to Dr. Terry
                     E. Spraker, (Exhibit 4.8, Registration No. 33-80265 which was incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K of EPT for the 1994 Fiscal Year, File No. 0-22060).
              10.14 EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan, (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-93196).

           EXHIBIT
              NO.                              TITLE
           -------                             -----

              10.15 Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).
              10.16 Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).
              10.17 Boston Scientific Corporation 401(k) Savings Plan, Amended and Restated, Effective January 1, 1997 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).
              10.18 Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).
              10.19 Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              10.20 Form of Second Amended and Restated Credit Agreement, dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).
              *10.21 Form of Amendment dated February 23, 1999 to Second Amended and Restated Credit Agreement dated September 4, 1998 among the Company, The Several Lenders and certain other parties.
              10.22 Form of Credit Agreement dated September 4, 1998 among Boston Scientific Corporation, The Several Lenders and certain other parties (Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).
              *10.23 Form of Amendment dated February 23, 1999 to the Credit
                     Agreement dated September 4, 1998 among the Company, The Several Lenders and certain other parties.
              10.24 Form of Credit Agreement dated September 9, 1998 among the Company, The Several Lenders and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).
              *10.25 Form of Amendment No. 1 dated October 22, 1998 to the
                     Credit Agreement dated September 9, 1998 among the Company, The Several Lenders and Merrill Lynch Capital Corporation.
              *10.26 Form of Amendment No. 2 dated February 23, 1999 to the
                     Credit Agreement dated September 9, 1998 among the Company, The Several Lenders and Merrill Lynch Capital Corporation.
              10.27 Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

              10.28 Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).
              10.29 Employment Agreement, dated as of November 8, 1995, among the Company, SCIMED and Dale A. Spencer (Exhibit 10, Registration No. 33- 88648), as amended by Amendment No. 1, dated as of November 22, 1995, to that certain Employment Agreement (Exhibit 10.19, Annual Report Form 10-K for the year ended December 31, 1995, File No. 1-11083).
              10.30 Amendment No. 2 to Employment Agreement, dated October 21, 1997, to the Employment Agreement, dated as of November 8, 1995, as amended, among the Company, SCIMED and Dale A. Spencer to the Company's Current Report on Form 8-K dated September 25, 1998.
              10.31 Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              *10.32 Agreement and General Release of All Claims dated as of
                     December 30, 1998 by and between James M. Corbett and the Company.
              *10.33 Agreement and General Release of All Claims dated as of
                     January 4, 1999 by and between Charles M. Mabrey and the Company.
              *10.34 Letter Agreement dated March 17, 1999, between the Company and James R. Tobin.
              10.35 Agreement Containing Consent Decree, dated as of February 23, 1995, between the Company and the Federal Trade Commission (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).
              10.36 6.625% Promissory Notes due March 15, 2005 issued by the Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and
                     4.3 to the Company's Current Report on Form 8-K dated March 10, 1998, File No. 1-11083).
              11. Statement regarding computation of per share earnings (included in Exhibit 13.1, Note J to the Company's Annual Report to Shareholders for the year ended December 31,
                     1998).
              *12.1 Statement regarding computation of ratios of earnings to fixed charges.
              *13.1 The Company's 1998 Annual Report to Shareholders for the year ended December 31, 1998.
              13.2 Report of Independent Auditors, Ernst & Young LLP (included in the Company's Annual Report to Shareholders for the year ended December 31, 1998, filed as Exhibit 13.1 hereto).
              *21. List of the Company's subsidiaries as of March 15, 1999. Each subsidiary does business under the corporate name indicated.
              *23.1  Consent of Independent Auditors, Ernst & Young LLP.
              *27.1  Financial Data Schedule, fiscal year ended December 31,
                     1998.

      (b)  Reports on Form 8-K.

Current Reports on Form 8-K/A and Form 8-K/A2, amending and supplementing the Company's Current Report on Form 8-K filed on September 25, 1998 with respect to the Item described below, were filed during the period covering the quarter ended December 31, 1998 and the quarter ended March 31, 1999:


ITEM       EVENT DATE               DESCRIPTION
----       ----------               -----------
7          September 10, 1998       Schneider Worldwide Combined Financial
                                    Statements for the Years Ended December 31,
                                    1997, 1996 and 1995 and Independent
                                    Auditor's Report; Schneider Worldwide
                                    Unaudited Combined Financial Statements for the Nine Months Ended September 10, 1998 and
                                    September 14, 1997; Unaudited Pro Forma
                                    Combined Condensed Statements of Operations of the Company and Schneider Worldwide for the year ended December 31, 1997 and the nine months ended September 30, 1998.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 1999

                            BOSTON SCIENTIFIC CORPORATION

                            By: /s/ LAWRENCE C. BEST
                                ------------------------------------------------
                                Lawrence C. Best
                                Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: March 30, 1999       /s/ JOHN E. ABELE
                            ----------------------------------------------------
                            John E. Abele
                            Director, Founder

Dated: March 30, 1999       /s/ CHARLES J. ASCHAUER, JR.
                            ----------------------------------------------------
                            Charles J. Aschauer, Jr.
                            Director

Dated: March 30, 1999       /s/ RANDALL F. BELLOWS
                            ----------------------------------------------------
                            Randall F. Bellows
                            Director

Dated: March 30, 1999       /s/ LAWRENCE C. BEST
                            ----------------------------------------------------
                            Lawrence C. Best
                            Senior Vice President--Finance and
                            Administration and Chief Financial Officer
                            (Principal Financial and Accounting Officer)

Dated: March 30, 1999       /s/ JOSEPH A. CIFFOLILLO
                            ----------------------------------------------------
                            Joseph A. Ciffolillo
                            Director

Dated: March 30, 1999       /s/ JOEL L. FLEISHMAN
                            ----------------------------------------------------
                            Joel L. Fleishman
                            Director

Dated: March 30, 1999       /s/ LAWRENCE L. HORSCH
                            ----------------------------------------------------
                            Lawrence L. Horsch
                            Director

Dated: March 30, 1999       /s/ N.J. NICHOLAS, JR.
                            ----------------------------------------------------
                            N.J. Nicholas, Jr.
                            Director

Dated: March 30, 1999       /s/ PETER M. NICHOLAS
                            ----------------------------------------------------
                            Peter M. Nicholas
                            Director, Founder, Chairman of the Board
                            (Principal Executive Officer)

Dated: March 30, 1999       /s/ DALE A. SPENCER
                            ----------------------------------------------------
                            Dale A. Spencer
                            Director

Dated: March 30, 1999
                            ----------------------------------------------------
                            James R. Tobin
                            Director, President and
                            Chief Executive Officer

                          FINANCIAL STATEMENT SCHEDULE

The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 1998 Consolidated Financial Statements (contained in the Company's 1998 Annual Report to Shareholders and included in Exhibit 13.1 filed herewith):

                 Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                     SCHEDULE II



                       VALUATION AND QUALIFYING ACCOUNTS

                                                                      ADDITIONS
                                                     -------------------------------------------

                                                       BALANCE AT     CHARGED TO    CHARGED TO                          BALANCE AT
                                                       BEGINNING      COSTS AND       OTHER                               END OF
DESCRIPTION                                            OF PERIOD       EXPENSES      ACCOUNTS          DEDUCTIONS         PERIOD
                                                     -----------------------------------------------------------------------------
                                                                                      (in thousands)
YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns....................     $30,479         15,024       15,774 (1)          12,126 (2)      $49,151

YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns....................     $14,850         10,718        7,356 (1)           2,445 (2)      $30,479

YEAR ENDED DECEMBER 31, 1996
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns....................      $7,870          4,881        2,214 (1)             115 (2)      $14,850



(1)  Charges for sales return allowances, net of actual sales returns

(2)  Uncollectible accounts written off.

     Certain prior years' amounts have been reclassified to conform to the current years' presentation.