Form 10-Q
period 1999-03-31
BOSTON SCIENTIFIC CORP
filed 1999-05-17
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ACT OF 1934

    For the quarterly period ended: March 31, 1999

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

           Yes  [X]                No  [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                Shares Outstanding
           Class                               as of March 31, 1999

 Common Stock, $.01 Par Value                      395,663,154

--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)


                                                   March 31,  December 31,
In millions, except share and per share data           1999          1998
-------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                         $  110        $   70
   Short-term investments                                 4             5
   Trade accounts receivable, net                       547           538
   Inventories                                          463           462
   Deferred income taxes                                131           130
   Prepaid expenses and other current assets             48            62
                                                     --------------------
         Total current assets                         1,303         1,267


Property, plant and equipment                           931           945
   Less: accumulated depreciation                       283           265
                                                     --------------------
                                                        648           680


Excess of cost over net assets acquired, net            862           877
Technology - core and developed, net                    599           607
Patents, trademarks and other intangibles, net          325           330
Deferred income taxes                                    69            69
Investments and other assets                             70            63
                                                     --------------------
                                                     $3,876        $3,893
                                                     ====================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)




                                                                                                  March 31,   December 31,
In millions, except share and per share data                                                           1999           1998
--------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                                                                $ 1,016
   Bank obligations                                                                                 $ 1,027             11
   Accounts payable and accrued expenses                                                                338            354
   Acquisition-related obligations                                                                      128            140
   Accrual for restructuring and merger-related charges                                                  64             71
   Income taxes payable                                                                                  48             19
   Other current liabilities                                                                              2              9
                                                                                                    -------        -------
         Total current liabilities                                                                    1,607          1,620


Long-term debt                                                                                        1,260          1,364
Other long-term liabilities                                                                              88             88

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
     395,663,154 shares issued at March 31, 1999 and 394,185,781 at
     December 31, 1998                                                                                    4              4
   Additional paid-in capital                                                                           537            507
   Retained earnings                                                                                    481            381
   Accumulated other comprehensive income (expense):
         Foreign currency translation adjustment                                                       (101)           (72)
         Unrealized gain on available-for-sale securities, net                                                           1
                                                                                                    -------        -------
  Total stockholders' equity                                                                            921            821
                                                                                                    -------        -------
                                                                                                    $ 3,876        $ 3,893
                                                                                                    =======        =======


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                      Three months ended
                                                           March 31,
In millions, except per share data                    1999          1998
--------------------------------------------------------------------------------

Net sales                                            $ 708         $ 453
Cost of products sold                                  230           138
                                                     -----         -----
Gross profit                                           478           315

Selling, general and administrative expenses           207           159
Amortization expense                                    23             8
Royalties                                               10             7
Research and development expenses                       49            45
                                                     -----         -----
                                                       289           219
                                                     -----         -----
Operating income                                       189            96


Other income (expense):
   Interest and dividend income                          1             1
   Interest expense                                    (35)           (6)
   Other, net                                           (4)           (3)
                                                     -----         -----
Income before income taxes                             151            88
Income taxes                                            51            28
                                                     -----         -----
Net income                                           $ 100         $  60
                                                     =====         =====

Net income per common share - basic                  $0.25         $0.15
                                                     =====         =====

Net income per common share - assuming dilution      $0.25         $0.15
                                                     =====         =====


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholder's Equity
(Unaudited)





                                                                          Three Months Ended March 31, 1999
                                               -------------------------------------------------------------------------------------
                                                                                                           Unrealized Gain
                                                     Common Stock      Additional         Foreign Currency (Loss) on Available-
                                               ------------------------Paid-In   Retained Translation      for-Sale
                                               Shares Issued Par Value Capital   Earnings Adjustment       Securities, Net     Total
                                               -------------------------------------------------------------------------------------
                                                                            (In millions, except share data)
Balance at December 31, 1998                    394,185,781    $   4    $   507   $   381     $   (72)           $   1       $  821
Net income                                                                            100                                       100
Foreign currency translation adjustment                                                           (29)                          (29)
Issuance of common stock                          1,477,373                  20                                                  20
Tax benefit relating to incentive stock option
     and employee stock purchase plans                                       10                                                  10
Net change in equity investments                                                                                    (1)          (1)
                                               -------------------------------------------------------------------------------------
Balance at March 31, 1999                       395,663,154    $   4    $   537   $   481     $  (101)           $  --       $  921
                                               =====================================================================================




       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)




                                                                            Three Months Ended
                                                                                 March 31,
In millions                                                                  1999         1998
-----------------------------------------------------------------------------------------------
Cash provided by operating activities                                      $  137       $   34


Investing activities:
     Purchases of property, plant, and equipment, net                         (27)         (49)
     Other, net                                                                 2            4
                                                                           ------       ------
Cash used in investing activities                                             (25)         (45)


Financing activities:
     Net proceeds from borrowings on  revolving credit facilities           1,717
     Net decrease in commercial paper                                      (1,816)        (423)
     Proceeds from notes payable and long-term debt                                        506
     Proceeds from issuances of shares of common stock,
       net of tax benefits                                                     30           20
     Other, net                                                                             (6)
                                                                           ------       ------
Cash provided by (used for) financing activities                              (69)          97
Effect of foreign exchange rates on cash                                       (3)          (1)
                                                                           ------       ------
Net increase in cash and cash equivalents                                      40           85
Cash and cash equivalents at beginning of period                               70           58
                                                                           ------       ------
Cash and cash equivalents at end of period                                 $  110       $  143
                                                                           ======       ======


       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 1999

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Amended Annual Report on Form 10-K/A for the year ended December 31, 1998.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the three months ended March 31, 1999 and 1998, the Company's comprehensive income was $70 million and $49 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:


                                                           Three Months Ended
                                                                March 31,
(In millions, except share and per share data)             1999           1998
--------------------------------------------------------------------------------
Basic:
   Net income                                            $    100       $     60
                                                         --------       --------
   Weighted average shares outstanding (in thousands)     394,772        388,034
                                                         --------       --------
   Net income per common share                           $   0.25       $   0.15
                                                         --------       --------

Assuming dilution:
   Net income                                            $    100       $     60
                                                         --------       --------
   Weighted average shares outstanding (in thousands)     394,772        388,034
   Net effect of  dilutive put options (in thousands)                         16
   Net effect of dilutive stock options (in thousands)      7,030          8,764
                                                         --------       --------
   Total (in thousands)                                   401,802        396,814
                                                         --------       --------
   Net income per common share                           $   0.25       $   0.15
                                                         --------       --------

Note D -  Restructuring and Merger-Related Charges

At March 31, 1999, the Company had an accrual for restructuring and merger-related charges of $80 million which is comprised of $43 million of accrued severance and related costs primarily associated with integrating Schneider and streamlining manufacturing operations, $15 million related to the cost of canceling contractual commitments recorded in connection with the Schneider acquisition and $22 million of accruals remaining from 1997 and prior mergers (primarily costs associated with rationalized facilities and statutory benefits subject to litigation). The activity impacting the accrual related for restructuring and merger-related charges during the first quarter of 1999 is summarized in the following table:





                                                      Balance at       Charges Utilized      Balance at
(In millions)                                     December 31, 1998        in 1999         March 31, 1999
---------------------------------------------------------------------------------------------------------
1995 AND 1996 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Facilities                                                      $11                 $(1)              $10
Workforce reductions                                              4                                     4
Contractual commitments                                           1                                     1
Asset write-downs                                                 1                                     1
Direct transaction and other costs                                2                                     2
                                                                ---                 ----              ---
                                                                $19                 $(1)              $18
                                                                ===                 ====              ===

1997 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Contractual commitments                                         $ 1                                   $ 1
Asset write-downs                                                 1                                     1
Direct transaction and other costs                                2                                     2
                                                                ---                 ----              ---
                                                                $ 4                                   $ 4
                                                                ===                 ====              ===

1998 SCHNEIDER PURCHASE PRICE ADJUSTMENTS:

Workforce reductions                                            $27                 $(5)              $22
Contractual commitments                                          16                  (1)               15
                                                                ---                 ----              ---
                                                                $43                 $(6)              $37
                                                                ===                 ====              ===

1998 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Workforce reductions                                            $13                 $(2)              $11
Asset write-downs                                                 9                                     9
Direct transaction and other costs                                1                                     1
                                                                ---                 ----              ---
                                                                $23                 $(2)              $21
                                                                ===                 ====              ===

TOTAL:

Facilities                                                      $11                 $(1)              $10
Workforce reductions                                             44                  (7)               37
Contractual commitments                                          18                  (1)               17
Asset write-downs                                                11                                    11
Direct transaction and other costs                                5                                     5
                                                                ---                 ----              ---
                                                                $89                 $(9)              $80
                                                                ===                 ====              ===






As of March 31, 1999, the Company's cash obligations required to complete the balance of the Company's initiatives to integrate businesses related to its mergers and acquisitions and its 1998 rationalization strategy are estimated at approximately $61 million. Further, the Company has outstanding $128 million of acquisition-related cash obligations. The Company expects that substantially all restructuring and merger-related charges will be paid during 1999 with the exception of $4 million of 1997 and prior facility related costs and statutory benefits subject to litigation which are expected to be paid or settled subsequent to 1999. The ultimate costs to be incurred relating to the facilities cannot be determined until a willing buyer for the properties is found and the facilities are sold.

Note E - Borrowings and Credit Arrangements

In the first quarter of 1999, the Company refinanced $1.7 billion of commercial paper borrowings with proceeds of borrowings under the revolving credit facilities. At March 31, 1999, the Company has approximately $1.7 billion in borrowings outstanding under the revolving credit facilities at a weighted average interest rate of 5.5%. The Company has the ability to refinance a portion of its short term debt on a long term basis through its credit facilities and expects a minimum of $700 million will remain outstanding through the next twelve months, and accordingly the Company has classified this portion of borrowings as long-term at March 31, 1999.


Note F - Inventories

The components of inventory consist of the following:


                        March 31,   December 31,
(In millions)             1999         1998
-----------------------------------------------
Finished goods            $242         $249
Work-in-process             71           83
Raw materials              150          130
                          -----------------
                          $463         $462
                          =================

Note G-  New Accounting Pronouncements

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5 "Reporting on the
Costs of Start Up Activities", which requires costs of start up activities and organization costs to be expensed as incurred. The Company's adoption of this statement had no material effect on the Company's reported results of operations or financial position.

Note H - Commitments and Contingencies

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a wholly owned subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) stent delivery system to its complaint. ACS has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

On December 29, 1998, the Company and SCIMED filed a cross-border suit against ACS, Guidant Corporation (Guidant) and various foreign subsidiaries in The Netherlands alleging ACS's MULTILINK(TM), RX ELIPSE, RX MULTILINK HP(TM) and RX DUET(TM) catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing on the merits is set for November 5, 1999.

On January 13, 1999, SCIMED filed a suit for patent infringement against ACS, Guidant and Guidant Sales Corporation alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX MULTILINK HP and RX DUET stent delivery systems and one of SCIMED's U.S.

patents by ACS's RX MULTILINK stent delivery system. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. ACS has answered, denying the allegations of the complaint.

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

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP(R) EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaints. A trial date has not yet been set for the case affecting the EXPRESS PLUS catheters. Trial has been scheduled to begin in February 2000 in the case involving the BANDIT catheter.

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

On August 12, 1998, ACS and an affiliate of ACS filed suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes five patents owned by ACS. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial date has been set for February 22, 2000.

On March 25, 1996, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson Company (Johnson & Johnson), filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP balloon material, used in certain SCIMED catheter products, including SCIMED's BANDIT and EXPRESS PLUS catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

On March 17, 1997, the Company, through its subsidiaries, filed suit against Cordis in France seeking a declaration of noninfringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. A hearing on the pleadings was held on May 11, 1999.

On July 18, 1997, Cordis filed a cross border suit in The Netherlands against various subsidiaries of the Company, alleging that the LEAP balloon infringes one of Cordis' European patents. In this action, Cordis requested expedited relief, including an injunction, covering The Netherlands, Germany, France, the United Kingdom and Italy. The court posed certain questions to the European Patent Office (EPO). The Company appealed the court's decision to present questions to the EPO. A hearing on the appeal was held June 16, 1998. In November 1998, the Court of Appeals held that there was a "ready chance" that the Cordis patent would be found invalid and dismissed the action. In a written decision dated December 1, 1998, the Court of Appeals denied all of Cordis' claims. Cordis did not appeal the decision.

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis, alleging willful infringement of several SCIMED U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), SLEUTH(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, Fourth District, seeking monetary and injunctive relief. The parties have agreed to add Cordis' CHARGER(TM) and HELIX(TM) catheters to the suit. Cordis has answered, denying the allegations of the complaint. Trial is expected to begin in 1999.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March 1998, the Court ruled on June 26, 1998 that neither of the patents is infringed by the NIR(R) stent, and that both patents are invalid. Ethicon has appealed. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. The Company appealed the dismissal, and a hearing was held on March 22, 1999. On April 16, 1999, the Company withdrew its appeal.

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. A hearing is scheduled for July 6, 1999 in Italy.

Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of one of the patents, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the second patent. A hearing was held on March 26, 1999 and a decision is expected on May 26, 1999.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that the Company's NIR(R) stent infringes one of Ethicon's patents. On June 23, 1998, the case was stayed following a decision in an unrelated nullity action in which the Ethicon patent was found to be invalid.

On June 16, 1997, the Company and SCIMED filed a suit against Johnson & Johnson, Ethicon and Johnson & Johnson International Systems Co. in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of noninfringement for the NIR(R) stent relative to two patents licensed to Johnson & Johnson and that the two patents are invalid and unenforceable. The Company subsequently amended its complaint to add a third patent. Johnson & Johnson answered, denying the allegations of the complaint, and counterclaiming for patent infringement. In October 1997, Johnson & Johnson's motion to dismiss the suit was denied. This action has been consolidated with the Delaware action described below.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint.

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations. The Massachusetts case described above has been consolidated with this action. A trial date has been set for March 6, 2000.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes a third patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial date has been set for March 6, 2000.

On August 13, 1998, Arterial Vascular Engineering, Inc. (AVE) filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial is expected to begin in 2000.

On December 15, 1998, the Company and SCIMED filed a cross-border suit against AVE in The Netherlands alleging that AVE's AVE GFX(TM), AVE GFX 2(TM), AVE LTX(TM) and USCI CALYPSO(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing is set for October 22, 1999.

On December 18, 1998, AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's MAXXUM(TM) and VIVA!(TM) catheters infringe a patent owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint.

On March 2, 1999, Medtronic AVE Inc., formerly known as Arterial Vascular Engineering, Inc. (AVE), filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilation catheters infringe one of AVE's European patents. In this action, AVE requested relief covering The Netherlands, Germany, the United Kingdom, France and Spain. The Company has not yet filed its answer, but intends to deny the allegations of the complaint.

On March 10, 1999, the Company through its subsidiary Schneider (Europe) AG filed suit against AVE in Dusseldorf, Germany, alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's European patents.

On April 6, 1999, AVE sued the Company and SCIMED in the District Court of Dusseldorf, Germany alleging that the Company's NIR(R) stent infringes one of AVE's European patents. The Company and SCIMED have not yet answered, but intend to deny the allegations of the complaint.

On May 14, 1999, Medtronic, Inc. filed suit against the Company and SCIMED in the U.S. District Court for the District of Minnesota alleging that a variety of the Company's NIR(R) stent products infringe a Medtronic patent. The Company is preparing an answer, denying the allegations of the complaint.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. Following a trial and jury verdict, on February 3, 1999 the court entered a judgment that the Company infringed the Bard patent and awarded damages to Bard in the amount of $10.8 million. The Company was also enjoined from selling the product found to be infringing. The Company is appealing the judgment to the Court of Appeals for the Federal Circuit. The Company no longer markets the accused device.

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. The defendant answered, denying the allegations. A court-appointed technical expert has provided the court with technical advice. A final hearing was held on May 12, 1999, and the court's decision is scheduled to be announced on June 30, 1999.

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing date has been set for July 22, 1999.

On January 13, 1999, Medical Innovations Corporation (Innovations) filed a lawsuit in the U.S. District Court for the District of Utah alleging that certain Company products, including the Company's Ultratome(TM) XL sphinctertome product, infringe two patents assigned to Innovations. The suit also includes a claim of unfair trade practices. Innovations is seeking injunctive relief and monetary damages for both claims. The Company is preparing an answer, denying the allegations of the complaint.

On February 1, 1999, Hewlett-Packard Company filed a suit in the U.S. District Court for the District of Massachusetts against the Company alleging violation of the Sherman Antitrust Act and Massachusetts General Laws Chapter 93A and breach of contract. On April 1, 1999, the Company filed a motion to dismiss the complaint.

Beginning November 4, 1998, a number of shareholders of the Company, on behalf of themselves and all others similarly situated, filed purported stockholders' class action suits in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaints principally allege that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. In all, 16 purported class action suits have been filed. Plaintiffs have moved for the appointment of lead plaintiffs and lead counsel. The Company and its officers have not yet filed an answer, but intend to vigorously defend all actions.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(TM) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.

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

Note I - Segment Reporting

Boston Scientific is a worldwide developer, manufacturer and marketer of medical devices for less invasive procedures. The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Emerging Markets. Each of the Company's reportable segments generates revenues from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates which may differ from year to year and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.



                                       United                   Emerging
(In millions)                          States   Europe   Japan   Markets   Total
--------------------------------------------------------------------------------
Three months ended March 31, 1999:
   Net sales                             $441     $117    $105       $36    $699
   Operating income                       167       26      65         6     264


Three months ended March 31, 1998:
   Net sales                             $266      $92     $72       $22    $452
   Operating income                        85       23      45         2     155

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                             Three months ended
                                                                 March 31,
(In millions)                                                1999          1998
--------------------------------------------------------------------------------
Net Sales:
       Total net sales for reportable segments              $ 699         $ 452
       Foreign exchange                                         9             1
                                                            -----         -----
                                                            $ 708         $ 453
                                                            =====         =====

Income before income taxes:
        Total operating  income for reportable
          segments                                          $ 264         $ 155
        Corporate expenses and foreign exchange               (75)          (59)
                                                            ------        ------
                                                              189            96
        Other expense, net                                    (38)           (8)
                                                            ------        ------
                                                            $ 151         $  88
                                                            =====         =====


Operating income for the U.S. and Europe for the three months ended March 31, 1999 would have been approximately $178 million and $31 million, respectively, if certain costs had been allocated between geographic regions and corporate expenses consistent with the allocation method used for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter increased 56% to $708 million as compared to $453 million in the first quarter of 1998. The first quarter results include the operations of Schneider Worldwide (Schneider) which was acquired in the third quarter of 1998. On a pro forma basis, assuming Schneider revenues had been included in the first quarter of 1998, net sales in the first quarter of 1999 increased 30%. Net income for the first quarter increased 67% to $100 million, or $.25 per share (diluted). This compares to net income of $60 million, or $.15 per share, reported in the first quarter of 1998.

During the first quarter of 1999, United States (U.S.) revenues increased approximately 66% to $441 million, while international revenues increased approximately 43% to $267 million compared to the same period in the prior year. U.S. revenues as a percentage of worldwide sales increased from 59% in the first quarter of 1998 to 62% in the first quarter of 1999. Worldwide vascular and nonvascular sales increased 65% and 27%, respectively, compared to the same period in the prior year. Without the impact of foreign currency exchange rates on translation of international revenues, worldwide sales for the first quarter increased approximately 53% compared to the same period in the prior year. The increases in U.S. sales as a percentage of worldwide sales and in vascular sales were primarily attributable to the Company's domestic sales of coronary stents. U.S. coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $105 million during the first quarter of 1999. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 20% in the first quarter of 1999. The NIR(R) coronary stent is supplied by Medinol LTD. (Medinol) and unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent could adversely affect the operating results of the Company. The Company is committed to purchase approximately $120 million of NIR(R) stents for the remainder of 1999.

Gross profit as a percentage of net sales decreased from 69.5% in the first quarter of 1998 to 67.5% in the first quarter of 1999. As a result of multiple acquisitions, the Company's supply chain has been weakened and there has been continued pressure on gross margins, including write-downs for excess and obsolete inventory, and high manufacturing costs. During 1998, the Company initiated a full time global program to focus on supply chain optimization. The program is designed to lower inventory levels and the cost of manufacturing, improve absorption and minimize inventory write-downs. By addressing the entire supply chain, including application of lean manufacturing techniques, the Company seeks to return gross margins to more acceptable levels and to improve working capital. The program should be completed by the end of 1999. The decrease in gross margins during the first quarter of 1999 compared to the first quarter of 1998 was partially offset by favorable pricing on new products and mix.

Success of the global supply chain initiative is critical to realizing improved gross margins and reducing the Company's inventory to an acceptable level. In addition, gross margins could be significantly impacted by the purchase price of NIR(R) coronary stents and the amount of NIR(R) coronary stent sales as a percentage of worldwide sales. As average selling prices for the NIR(R) stents fluctuate, the Company's cost to purchase the stents will change because cost is based on a constant percentage of average selling prices.

Selling, general and administrative expenses as a percentage of net sales decreased from 35% of net sales in the first quarter of 1998 to 29% of net sales in the first quarter of 1999, while increasing from $159 million in the first quarter of 1998 to $207 million in the first quarter of 1999. The decrease as a percent of net sales is primarily attributable to the launch of coronary stents in the U.S. and Japan, the realization of synergies as the Company integrates Schneider into its organization, and improved returns in certain geographic regions as the Company continues to leverage its direct sales infrastructure. The increase in expense dollars is primarily attributable to higher selling expenses as a result of the launch of coronary stents in the U.S., the results of Schneider operations in the period, and increased costs to expand the Company's direct sales presence in certain geographic regions. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are increasing. Similarly, legal costs associated with non-patent litigation and compliance activities are also rising. Depending upon the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely impacted in the future.

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

Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position. The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with SOX(TM) coronary stent system in the U.S. The Company is cooperating fully in the investigation.

Amortization expense increased 188% from $8 million in the first quarter of 1998 to $23 million in the first quarter of 1999 and increased as a percentage of net sales from 1.8% to 3.2%. The increase is primarily a result of the amortization of intangibles related to the purchase of Schneider.

Royalty expenses increased approximately 43% from $7 million in the first quarter of 1998 to $10 million in the first quarter of 1999. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

 Research and development expense dollars increased approximately 9% from $45 million in the first quarter of 1998 to $49 million in the first quarter of 1999, while decreasing as a percentage of net sales from 10% in the first quarter of 1998 to 7% in the first quarter of 1999. The increase in research and development dollars reflects increased spending on new product development programs and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The decrease as a percent of net sales is primarily attributable to the launch of coronary stents in the U.S. and Japan. The Company's research and development projects acquired in connection with its prior business combinations are generally progressing in line with the schedules and cost estimates previously reported in the Company's most recent filing with the SEC. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

Interest expense increased from $6 million in the first quarter of 1998 to $35 million in the first quarter of 1999. The overall increase in interest expense is primarily attributable to a significantly higher outstanding debt balance due primarily to the Schneider acquisition.

The Company's effective tax rate increased from approximately 32% in the first quarter of 1998 to 34% in the first quarter of 1999. The increase is primarily attributable to a shift in the mix of U.S. and international business.

The Company has substantially completed the integration of all mergers and acquisitions consummated prior to 1998 and expects to complete the integration of Schneider by the end of 1999. Management believes it has developed a sound plan for continuing and concluding the integration process, and that it will achieve that plan. However, in view of the number of major transactions undertaken by the Company, the dramatic change in the size of the Company and the complexity of its organization resulting from these transactions, management also believes that the successful implementation of its plan presents a significant degree of difficulty. The failure to integrate these businesses effectively could adversely affect the Company's operating results in the near term, and could impair the Company's ability to realize the strategic and financial objectives of these transactions.

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provision in the future. Further, the U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits. Specifically, the deterioration in the Japan economy may impact the Company's ability to collect its outstanding Japan receivables.

Although these factors may impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $114 million at March 31, 1999 compared to $75 million at December 31, 1998. The increase in cash and short-term investments is primarily attributable to cash provided by operating activities and proceeds from the exercise of stock options. Cash proceeds were partially offset by the repayment of approximately $100 million of outstanding debt obligations and capital expenditures of approximately $27 million to expand the capacity of certain manufacturing facilities and to purchase machinery and equipment. Working capital improved from current liabilities exceeding current assets by $353 million at December 31, 1998 to current liabilities exceeding current assets by $304 million at March 31, 1999. The improvement in working capital is primarily attributable to the increase in cash and short term investments.

During the first quarter of 1999, the Company refinanced $1.7 billion of commercial paper borrowings with proceeds from borrowings under its revolving credit facilities (Facilities) due to the limited market for its commercial paper. The weighted average interest rate on the borrowings is approximately 5.5%. The Company intends to continue to borrow under its Facilities until it is able to issue commercial paper at reasonable rates. At March 31, 1999, the Company had no commercial paper outstanding. The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its Facilities and expects a minimum of $700 million will remain outstanding through the next twelve months, and accordingly, the Company has classified this portion of borrowings as long-term at March 31, 1999. The Facilities require the Company to maintain a specific ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt. The ratio requirement is 70% through December 31, 1999 and 60% thereafter. As of March 31, 1999, the ratio was approximately 61%. The Company currently intends to comply with the reduction in the ratio through a securities issuance as discussed below.

During 1999, the Company intends to refinance a portion of the outstanding credit facilities balance by raising more permanent financing through an issuance of convertible securities and/or additional equity securities. In September 1998, the Company filed a Public Registration Statement with the U.S. Securities and Exchange Commission. At March 31, 1999, the Company had no outstanding securities issued under this registration statement.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these acquisitions, the Company has acquired numerous in-process research and development projects. As the Company continues to build its research base in future years, it is reasonable to assume that it will acquire additional research and development platforms. Management does not expect the acquisitions and alliances to be significant during 1999. As of March 31, 1998, the Company's cash obligations required to complete the balance of the Company's initiatives to integrate businesses related its mergers and acquisitions and its 1998 rationalization plan are estimated to be approximately $61 million. Substantially all of these cash outlays will occur during 1999. In addition, the Company has outstanding $128 million of acquisition-related cash obligations which will be paid during the second quarter of 1999. Further, the Company expects to make estimated tax payments in the second quarter of 1999 of approximately $40 million and to incur capital expenditures of approximately $100 million during the remainder of 1999.

The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities, proceeds from the issuance of debt and equity securities discussed previously and borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs, through the end of 1999. The Company has $1.2 billion of 364-day credit facilities that expire in September 1999. The Company may extend the 364-day revolving credit facilities for an additional 364 days under certain conditions. An extension of these facilities will be needed if the Company does not obtain additional financing through an equity offering or other means. The Company intends to issue equity and other securities, but there are no assurances that additional financing can be or will be obtained.

YEAR 2000 READINESS

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products, facilities and suppliers.

The Company established a multidisciplinary Year 2000 Task Force in 1998, comprised of management from each of the Company's principal functional areas, including Finance, Information Technology, Regulatory Affairs, Customer Service, Manufacturing, Distribution, Purchasing, Facilities, Legal and Communications. A core team and a program management office has also been established for coordinating and tracking all Year 2000 issues. This office is comprised of Company management and staff and representatives of an experienced Year 2000 consulting firm. These efforts report directly to members of the Company's Executive Committee.

An independent consulting firm has been working with the Company for over two years to implement a global information system that is designed to be Year 2000 compliant. In addition to the Company's information systems project, other internal systems are being addressed largely through the replacement and testing of much of the Company's older systems. The efforts are both company-wide and site specific, spanning the range from the Information Technology department systems to manufacturing operations (including production facilities, support equipment, and process control) and infrastructure technologies.

The vast majority of the Company's products are not date-sensitive and are therefore unaffected by Year 2000 issues. Steps have been taken to correct non-compliance which affects the functional performance of the few remaining products.

Through March 31, 1999, the Company has expended in excess of $100 million to implement and operate a Year 2000 compliant global information system, and other costs relating to Year 2000 compliance. The Company does not anticipate that additional compliance costs will have a material impact on its business operations or its financial condition.

The Company relies on third party providers for services such as telecommunications, Internet service, utilities, certain product components and other key services. Interruption of those services due to Year 2000 issues could affect the Company's operations. The Company has initiated an evaluation of the status of third party service providers' compliance efforts and of alternative and contingency requirements. While approaches to reducing risks of interruption of business operations vary by business unit, options include identification of alternative service providers available to provide such services if a service provider fails to become Year 2000 compliant within an acceptable time frame. Based on the Company's evaluation to date, management believes that in most cases redundant capacity exists at the supplier or that alternative sources of supply are available or could be developed within a reasonable amount of time should compliance become an issue for individual suppliers.

The Company believes that its Year 2000 program will identify and correct all material non-compliant systems and operations before the end of 1999. Third party service providers are being assessed and the Company expects to have contingency plans that will avoid failures having a material effect on the Company's business operations or financial condition in place before the end of 1999.

There can be no assurance that the Company's Year 2000 program will identify and correct all non-compliant systems of the Company and its third party service providers or that any such failure will not have a material effect on the Company's business operations or financial condition.

MARKET RISK DISCLOSURES

In the normal course of business, the Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The use of derivative financial instruments are initiated within the guidelines of documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative purposes.

The Company's floating and fixed rate debt obligations are subject to interest rate risk. A 100 basis point increase in interest rates related to the Company's floating rate borrowings, assuming the amount borrowed remains constant, would result in an annual increase in the Company's then current interest expense of approximately $17 million. The Company intends to refinance a portion of its floating rate borrowings through a combination of issuance of convertible securities and additional equity securities, which are subject to market risk. A 100 basis point increase in interest rates related to the Company's fixed long-term debt would not result in a material change in its fair value.

The Company enters into foreign exchange contracts to hedge foreign currency transactions on a continuing basis for periods consistent with commitments, generally one to six months. The Company does not engage in speculation. The Company's foreign exchange contracts should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. The Company had spot and forward foreign exchange contracts outstanding in the notional amounts of $242 million as of March 31, 1999. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions and the movement of exchange rates. The short-term nature of these contracts has resulted in these instruments having insignificant fair values at March 31, 1999.

A sensitivity analysis of changes in the fair value of foreign currency exchange contracts outstanding at March 31, 1999 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by approximately $14 million. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. In addition, unhedged foreign currency balance sheet exposures as of March 31, 1999 are not expected to result in a significant loss of earnings or cash flows. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company is addressing the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations.

Management currently believes that the euro will not have a material impact related to the adaptation of information technology systems or foreign currency exposures. The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of the Company to price its products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. However, uncertainty exists as to the effects the euro will have on the marketplace.

SEC REVIEW OF FINANCIAL REPORTING

Within the past year, the Securities and Exchange Commission (SEC) has publicly stated its desire to focus on transparent financial reporting and potential earnings management issues, including restructuring charges, asset write-downs, acquired in-process research and development write-offs, materiality thresholds, revenue recognition, and general reserves. In connection with these efforts, the SEC sent out letters to approximately 150 public companies indicating that their 1998 financial statements may be subject to review. Following its receipt of one of these letters, the Company requested the SEC staff to evaluate the Company's purchase price allocation of the Schneider acquisition, including the amount allocated to purchased research and development. Shortly thereafter, the Company informed the SEC of its intention to offer equity to refinance a portion of its outstanding credit facilities balance with more permanent financing. The Company's discussions with the SEC on the Schneider purchase price allocation are continuing. The SEC has also recently requested that the Company provide additional disclosures with respect to prior acquisitions and merger-related and special charges and provide the SEC with additional information with respect to direct transactions and other costs. The Company has supplemented its disclosures and provided the information requested. There can be no assurance that the SEC will not require the Company to further expand or modify its disclosures relating to these or other issues or to make related changes in its financial reporting, including the restatement of prior reported results, which could materially impact future earnings per share of the Company.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to and the Company's performance may be affected by : (a) the Company's ability to obtain benefits from the Schneider acquisition, including purchased research and development and physician and hospital relationships; (b) the process, outlays and plan for the integration of businesses acquired by the Company, and the successful and timely implementation of the rationalization plan; (c) the impact and timing of successful implementation of the Company's supply chain initiatives; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (e) the Company's belief that it is well positioned to take advantages for growth that exist in the markets it serves; (f) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (g) the Company's ability to launch products on a timely basis, including products resulting from purchased research and development; (h) risks associated with international operations; (i) the potential effects of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (j) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to the changing managed care environment and worldwide economic conditions; (k) the ability of the Company to meet its projected cash needs through the end of 1999; (l) the effect of litigation and compliance activities on the Company's legal provision;
(m) costs and risks associated with implementing Year 2000 compliance and business process reengineering; (n) timely and uninterrupted supply of the NIR(R) coronary stent and increases in purchase price; (o) the ability of the Company to obtain more permanent financing to re-finance a portion of its commercial paper and amounts borrowed under the Facilities, to comply with its debt ratio through a securities issuance and to place its commercial paper at reasonable rates; (p) the Company's expectation that a minimum of $700 million of short-term debt supported by the Facilities will remain outstanding through the next twelve months; (q) the Company's ability to fund development of purchased technology and to realize value assigned to in-process research and development and other intangible assets; (r) the impact of stockholder class action, patent, product liability and other litigation, the outcome of the U.S. Department of Justice investigation, and the adequacy of the Company's product liability insurance; (s) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; (t) the final outcome of the Company's discussions with the SEC relating to the Schneider purchase price allocation and the SEC's request for additional information and the resulting impact on prior reported results as well as on future earnings per share of the Company; and (u) the timing, size and nature of strategic initiatives available to the Company.Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, third-party intellectual property, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

                                OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           Exhibit 10.1 - Second Amendment to Boston Scientific Corporation 401(k) Plan

      (b) The following current reports on Form 8-K were filed during the quarter ended March 31, 1999:

 FORM 8-K/A2     DATE OF EVENT                    DESCRIPTION
 -----------     -------------                    -----------

   Item 7        September 10,       Completion of acquisition of Schneider
                     1998            Worldwide, formerly a member of the Medical
                                     Technology Group of Pfizer Inc.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 1999.

                               BOSTON SCIENTIFIC CORPORATION

                               By:    /s/ Lawrence C. Best
                                  ---------------------------------------
                               Name:  Lawrence C. Best

                               Title: Chief Financial Officer and Senior Vice
                                      President - Finance and Administration