Form 10-K/A
period 1998-12-31
BOSTON SCIENTIFIC CORP
filed 1999-06-02
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                     --------------------------------------
                                  FORM 10-K/A2
                           ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                  INTRODUCTION

This Amended Annual Report on Form 10-K/A2 for the year ended December 31, 1998 supplements the disclosure under Management's Discussion and Analysis of Financial Condition and Results of Operations and the notes to the consolidated financial statements of the Company and its subsidiaries contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. No modifications were made to Parts I and III of the Company's 1998 Annual Report on Form 10-K or to the results reported in the financial statements that are attached hereto as Exhibit 13.1 and incorporated herein.

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

   (a)(3)  Exhibits (* documents filed herewith).

           EXHIBIT
              NO.                              TITLE
           -------                             -----

              3.1 Second Restated Certificate of Incorporation of the Company (Exhibit 3.1, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).
              3.2 Certificate of Amendment of the Second Restated Certificate of Incorporation of the Registrant (Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).
              3.3 Certificate of Second Amendment of the Second Restated Certificate of Incorporation of the Registrant (Exhibit 3.3, Annual Report on Form 10-K for the year ended
                     December 31, 1998, File No. 1-11083).
              3.4 Restated By-laws of the Company (Exhibit 3.2, Registration No. 33- 46980).
              4.1    Specimen Certificate for shares of the Company's Common
                     Stock (Exhibit 4.1, Registration No. 33-46980).
              4.2    Description of Capital Stock contained in Exhibits 3.1,
                     3.2, 3.3 and 3.4.
              4.3 Form of Debt Securities Indenture (Exhibit 4.4, Registration Statement on Form S-3 of the Company, BSC Capital Trust, BSC Capital Trust II and BSC Capital Trust III, File No. 333-64887)
              10.1 Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              10.2 Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              10.3 Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

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

           EXHIBIT
              NO.                              TITLE
           -------                             -----

              10.15 Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).
              10.16 Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).
              10.17 Boston Scientific Corporation 401(k) Savings Plan, Amended and Restated, Effective January 1, 1997 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).
              10.18 Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).
              10.19 Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
              10.20 Form of Second Amended and Restated Credit Agreement, dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).
              10.21 Form of Amendment dated February 23, 1999 to Second Amended and Restated Credit Agreement dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.21, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).
              10.22 Form of Credit Agreement dated September 4, 1998 among Boston Scientific Corporation, The Several Lenders and certain other parties (Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).
              10.23 Form of Amendment dated February 23, 1999 to the Credit Agreement dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).
              10.24 Form of Credit Agreement dated September 9, 1998 among the Company, The Several Lenders and Merrill Lynch Capital Corporation (Exhibit 10.3 to the Company's Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).
              10.25 Form of Amendment No. 1 dated October 22, 1998 to the Credit Agreement dated September 9, 1998 among the Company, The Several Lenders and Merrill Lynch Capital Corporation (Exhibit 10.25, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).
              10.26 Form of Amendment No. 2 dated February 23, 1999 to the Credit Agreement dated September 9, 1998 among the Company, The Several Lenders and Merrill Lynch Capital Corporation (Exhibit 10.26, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).
              10.27 Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

              10.28  Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form
                     10-K for the year ended December 31, 1993, File No.
                     1-11083).
              10.29  Employment Agreement, dated as of November 8, 1995, among the Company, SCIMED and Dale A. Spencer (Exhibit 10,
                     Registration No. 33- 88648), as amended by Amendment No. 1, dated as of November 22, 1995, to that certain Employment
                     Agreement (Exhibit 10.19, Annual Report on Form 10-K for
                     the year ended December 31, 1995, File No. 1-11083).
              10.30  Amendment No. 2 to Employment Agreement, dated October 21,
                     1997, to the Employment Agreement, dated as of November 8,
                     1995, as amended, among the Company, SCIMED and Dale A.
                     Spencer (Exhibit 10.24, Annual Report on Form 10-K for the
                     year ended December 31, 1997, File No. 1-11083).
              10.31  Form of Retention Agreement between the Company and certain
                     Executive Officers (Exhibit 10.23, Annual Report on Form
                     10-K for the year ended December 31, 1996, File No.
                     1-11083).
              10.32  Agreement and General Release of All Claims dated as of
                     December 30, 1998 by and between James M. Corbett and the
                     Company (Exhibit 10.32, Annual Report on Form 10-K for the
                     year ended December 31, 1998, File No. 1-11083).
              10.33  Agreement and General Release of All Claims dated as of
                     January 4, 1999 by and between Charles M. Mabrey and the
                     Company (Exhibit 10.33, Annual Report on Form 10-K for the
                     year ended December 31, 1998, File No. 1-11083).
              10.34  Letter Agreement dated March 17, 1999, between the Company and James R. Tobin (Exhibit 10.34, Annual Report on Form
                     10-K for the year ended December 31, 1998, File No.
                     1-11083).
              10.35  Agreement Containing Consent Decree, dated as of February
                     23, 1995, between the Company and the Federal Trade
                     Commission (Exhibit 10.16, Annual Report on Form 10-K for
                     the year ended December 31, 1994, File No. 1-11083).
              10.36  6.625% Promissory Notes due March 15, 2005 issued by the
                     Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and
                     4.3 to the Company's Current Report on Form 8-K dated March
                     10, 1998, File No. 1-11083).
              11.    Statement regarding computation of per share earnings
                     (included in the Company's 1998 Consolidated Financial
                     Information, filed as Exhibit 13.1 herewith).
              12.1   Statement regarding computation of ratios of earnings to
                     fixed charges (Exhibit 12.1, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).
             *13.1   The Company's 1998 Consolidated Financial Information.
              13.2   Report of Independent Auditors, Ernst & Young LLP (included in the Company's 1998 Consolidated Financial Information,
                     filed as Exhibit 13.1 herewith).
              21.    List of the Company's subsidiaries as of March 15, 1999.
                     Each subsidiary does business under the corporate name
                     indicated (Exhibit 21, Annual Report on Form 10-K for the
                     year ended December 31, 1998, File No. 1-11083).
             *23.1   Consent of Independent Auditors, Ernst & Young LLP.
              27.1   Financial Data Schedule, fiscal year ended December 31,
                     1998 (Exhibit 27.1, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

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


Dated: June 1, 1999

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