Form 10-Q
period 1999-06-30
BOSTON SCIENTIFIC CORP
filed 1999-08-16
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q


/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

    For the quarterly period ended: June 30, 1999


                         Commission file number: 1-11083


                          BOSTON SCIENTIFIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                     04-2695240
    ---------------------------------                   -------------------
      (State or other jurisdiction                       (I.R.S. Employer
    of incorporation or organization)                    Identification No.)


One Boston Scientific Place, Natick, Massachusetts           01760-1537
--------------------------------------------------          -----------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (508) 650-8000
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

                       Yes  X             No
                          -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                         Shares Outstanding
         Class                                           as of June 30, 1999
         -----                                           -------------------

Common Stock, $.01 Par Value                                 413,573,130


--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                      June 30,      December 31,
In millions, except share and per share data                                            1999           1998
----------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                         $   69              $   70
   Short-term investments                                                                 5                   5
   Trade accounts receivable, net                                                       491                 538
   Inventories                                                                          456                 462
   Other current assets                                                                 171                 192
                                                                                     --------------------------
         Total current assets                                                         1,192               1,267

Property, plant and equipment, net                                                      627                 680

Excess of cost over net assets acquired, net                                            859                 877
Technology - core and developed, net                                                    590                 607
Patents, trademarks and other intangibles, net                                          325                 330
Other assets                                                                            153                 132
                                                                                     --------------------------
                                                                                     $3,746              $3,893
                                                                                     ==========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                                          June 30,    December 31,
In millions, except share and per share data                                                1999          1998
------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                                                        $1,016
   Bank obligations                                                                       $  503               11
   Accounts payable and accrued expenses                                                     358              354
   Acquisition-related obligations                                                                            140
   Accrual for restructuring and merger-related charges                                       58               71
   Other current liabilities                                                                  26               28
                                                                                          -----------------------
         Total current liabilities                                                           945            1,620

Long-term debt                                                                             1,060            1,364
Other long-term liabilities                                                                   83               88

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
      413,573,130 shares issued at June 30, 1999 and  394,185,781 at
      December 31, 1998                                                                        4                4
   Additional paid-in capital                                                              1,181              507
   Retained earnings                                                                         590              381
   Accumulated other comprehensive income (expense):
         Foreign currency translation adjustment                                            (118)             (72)
         Unrealized gain on available-for-sale securities, net                                 1                1
                                                                                          -----------------------
  Total stockholders' equity                                                               1,658              821
                                                                                          -----------------------
                                                                                          $3,746           $3,893
                                                                                          =======================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                  Three months ended        Six months ended
                                                                                       June 30,                 June 30,
In millions, except per share data                                                 1999       1998           1999       1998
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                                         $ 726      $ 488         $1,434     $  941
Cost of products sold                                                               235        149            465        287
                                                                                  ----------------         ------------------
Gross profit                                                                        491        339            969        654

Selling, general and administrative expenses                                        204        174            411        333
Amortization expense                                                                 23          8             46         16
Royalties                                                                            13          7             23         14
Research and development expenses                                                    49         49             98         94
Special charges (credits)                                                                       (9)                       (9)
                                                                                  ----------------         ------------------
                                                                                    289        229            578        448
                                                                                  ----------------         -----------------
Operating income                                                                    202        110            391        206

Other income (expense):
   Interest and dividend income                                                       1          1              2          2
   Interest expense                                                                 (35)        (8)           (70)       (14)
   Other, net                                                                        (3)         4             (7)         1
                                                                                  ----------------         -----------------

Income before income taxes                                                          165        107            316        195
Income taxes                                                                         56         40            107         68
                                                                                  ----------------         -----------------
Net income                                                                        $ 109      $  67         $  209     $  127
                                                                                  ================         =================

Net income per common share - basic                                               $0.27      $0.17         $ 0.53     $ 0.33
                                                                                  ================         =================

Net income per common share - assuming dilution                                   $0.27      $0.17         $ 0.52     $ 0.32
                                                                                  ================         =================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                         Six Months Ended June 30, 1999
                                          ------------------------------------------------------------------------------------------
                                                Common Stock                              Foreign
                                          -------------------------  Additional           Currency     Unrealized Gain/(Loss)
                                          Shares Issued  Par Value   Paid-In   Retained   Translation  on Available-for-sale
                                                                     Capital   Earnings   Adjustment      Securities, Net     Total
                                          ------------------------------------------------------------------------------------------
                                                                     (In millions, except share data)
Balance at December 31, 1998               394,185,781    $  4       $  507     $381      $ (72)                $ 1          $  821
Net income                                                                       209                                            209
Foreign currency translation adjustment                                                     (46)                                (46)
Issuance of common stock                    19,387,349                  633                                                     633
Tax benefit relating to incentive stock
     option and employee stock purchase
     plans                                                               41                                                      41
                                          ==========================================================================================
Balance at June 30, 1999                   413,573,130    $  4       $1,181     $590      $(118)                $ 1          $1,658
                                          ==========================================================================================


       See notes to unaudited condensed consolidated financial statements.


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
In millions                                                                           1999           1998
-----------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                               $  323            $  50

Investing activities:
    Purchases of property, plant, and equipment, net                                   (42)             (94)
    Payments related to 1998 acquisition                                              (128)
    Other, net                                                                          (2)
                                                                                    -----------------------
Cash used in investing activities                                                     (172)             (94)

Financing activities:
    Net proceeds from borrowings on revolving credit facilities                        992
    Net decrease in commercial paper                                                (1,816)            (423)
    Net proceeds from notes payable and long-term debt                                                  516
    Proceeds from issuances of shares of common stock,
       net of tax benefits                                                             674               49
    Other, net                                                                          (1)              (6)
                                                                                    -----------------------
Cash provided by (used for) financing activities                                      (151)             136
Effect of foreign exchange rates on cash                                                (1)              (1)
                                                                                    -----------------------
Net increase (decrease) in cash and cash equivalents                                    (1)              91
Cash and cash equivalents at beginning of period                                        70               58
                                                                                    -----------------------
Cash and cash equivalents at end of period                                          $   69            $ 149
                                                                                    =======================


       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 1999


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Amended Annual Report on Form 10-K/A2 for the year ended December 31, 1998.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", requires the disclosure of comprehensive income and its components. SFAS No. 130 requires companies to report, in addition to net income, other components of comprehensive income, which includes unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments. For the three months ended June 30, 1999 and 1998, the Company's comprehensive income was $93 million and $57 million, respectively. For the six months ended June 30, 1999 and 1998, the Company's comprehensive income was $163 million and $106 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                          Three Months                     Six Months
                                                                         Ended June 30,                  Ended June 30,
(In millions, except share and per share data)                         1999          1998             1999           1998
--------------------------------------------------------------------------------------------------------------------------
Basic:
  Net income                                                           $109           $67             $209            $127
                                                               -----------------------------------------------------------
  Weighted average shares outstanding (in thousands)                397,684       389,796          396,228         388,915
                                                               -----------------------------------------------------------
  Net income per common share                                         $0.27         $0.17            $0.53           $0.33
                                                               ===========================================================

Assuming dilution:
  Net income                                                           $109           $67             $209            $127
                                                               -----------------------------------------------------------
  Weighted average shares outstanding (in thousands)                397,684       389,796          396,228         388,915

  Net effect of dilutive put options (in thousands)                                                                      8

  Net effect of dilutive stock options (in thousands)                 9,061         9,932            8,045           9,348
                                                               -----------------------------------------------------------
   Total (in thousands)                                             406,745       399,728          404,273         398,271
                                                               ===========================================================
   Net income per common share                                        $0.27         $0.17            $0.52           $0.32
                                                               ===========================================================


Note D - Restructuring and Merger-Related Charges

At June 30, 1999, the Company had an accrual for restructuring and merger-related charges of $64 million which is comprised of $39 million of accrued severance and related costs primarily associated with integrating Schneider (acquired in September 1998) and streamlining manufacturing operations, $10 million related to the cost of canceling contractual commitments recorded in connection with the Schneider acquisition and $15 million of accruals remaining from 1997 and prior mergers (primarily costs associated with rationalized facilities and statutory benefits which are subject to litigation). The activity impacting the accrual related to restructuring and merger-related charges during the six months ended June 30, 1999 is summarized in the following tables:



                                                                         Purchase Price       Charges
                                                        Balance at         Adjustments      Utilized in    Balance at
(In millions)                                        December 31, 1998        in 1999           1999      June 30, 1999
-----------------------------------------------------------------------------------------------------------------------

1995 AND 1996 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Facilities                                                     $11                                  $(7)            $4
Workforce reductions                                             4                                                   4
Contractual commitments                                          1                                                   1
Asset write-downs                                                1                                                   1
Direct transaction and other costs                               2                                                   2
                                                      ----------------------------------------------------------------
                                                               $19                                  $(7)           $12
                                                      ================================================================


1997 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Contractual commitments                                         $1                                                  $1
Asset write-downs                                                1                                  $(1)
Direct transaction and other costs                               2                                                   2
                                                      ----------------------------------------------------------------
                                                                $4                                  $(1)            $3
                                                      ================================================================

1998 SCHNEIDER PURCHASE PRICE ADJUSTMENTS:

Workforce reductions                                           $27                 $4              $(11)           $20
Contractual commitments                                         16                  3                (9)            10
                                                      ----------------------------------------------------------------
                                                               $43                 $7              $(20)           $30
                                                      ================================================================

1998 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Workforce reductions                                           $13                                 $ (4)            $9
Asset write-downs                                                9                                                   9
Direct transaction and other costs                               1                                                   1
                                                      ----------------------------------------------------------------
                                                               $23                                 $ (4)           $19
                                                      ================================================================

TOTAL:

Facilities                                                     $11                                 $ (7)            $4
Workforce reductions                                            44                 $4               (15)            33
Contractual commitments                                         18                  3                (9)            12
Asset write-downs                                               11                                   (1)            10
Direct transaction and other costs                               5                                                   5
                                                      ----------------------------------------------------------------
                                                               $89                 $7              $(32)           $64
                                                      ================================================================


As of June 30, 1999, the Company's cash obligations required to complete the balance of the Company's initiatives to integrate businesses related to its mergers and acquisitions and its 1998 rationalization strategy are estimated at approximately $47 million. The Company expects that substantially all restructuring and merger-related actions will be completed by the end of 1999 although some related payments (primarily severance) will be made during the first half of 2000.

Note E - Borrowings and Credit Arrangements

During the first quarter of 1999, the Company refinanced $1.7 billion of commercial paper borrowings with proceeds from borrowings under its revolving credit facilities (Facilities). On June 30, 1999, the Company completed a public offering of 14,950,000 shares at a price of $39.875 per share under a shelf registration filed with the Securities and Exchange Commission in September 1998. The public offering reduced the amount available for the issuance of securities under the shelf registration to $604 million. The Company does not expect to issue additional securities under the shelf registration for the remainder of 1999. The Company used the net proceeds from its public offering of approximately $578 million to repay indebtedness under its Facilities.

In conjunction with the public offering discussed above, the Company's borrowing availability under its Facilities was reduced by the amount of the net proceeds of the offering. Of the remaining $1.6 billion of borrowings available under the Facilities, approximately $1.0 billion was outstanding at June 30, 1999 with a weighted average interest rate of 5.5%. The Company has a $600 million 364-day credit facility that expires in September 1999. The Company is in the process of seeking an extension of this facility for another 364 days under certain conditions. The Company believes it will be successful in obtaining this extension in the near term. At June 30, 1999, the Company had no commercial paper outstanding. The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its credit facilities and expects a minimum of $500 million will remain outstanding through the next twelve months, and accordingly, the Company has classified this portion of borrowings as long-term at June 30, 1999.

Note F - Inventories

The components of inventory consist of the following:



                                                June 30,        December 31,
(In millions)                                     1999              1998
-----------------------------------------------------------------------------
Finished goods                                    $228              $249
Work-in-process                                     68                83
Raw materials                                      160               130
                                           ----------------------------------
                                                  $456              $462
                                           ==================================


Note G - New Accounting Pronouncements

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start Up Activities", which requires costs of start up activities and organization costs to be expensed as incurred. The Company's adoption of this statement had no material effect on the Company's reported results of operations or financial position.

Note H - Commitments and Contingencies

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) stent delivery system to its complaint. On June 6, 1999, the Court granted summary judgment in favor of ACS affirming that ACS's patents were not infringed. SCIMED has appealed the judgment.

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

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement by SCIMED'S EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters of four U.S. patents licensed to ACS. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. A trial date is scheduled for July 31, 2000.

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP(R) EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. On June 24, 1999, the Court granted ACS's motions for summary judgment asserting the validity (with respect to certain issues) and infringement of ACS's patent. The Court denied ACS's motion for summary judgment on the enforceability of its patent and SCIMED's motions for summary judgment asserting the invalidity of, and SCIMED's failure to willfully infringe, ACS's patent. A trial date on the remaining issues with respect to the BANDIT PTCA catheter is expected to begin in February 2000. A trial date with respect to the EXPRESS PLUS catheters is scheduled to begin in July 2000.

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

On March 17, 1997, the Company, through its subsidiaries, filed suit against Cordis in France seeking a declaration of noninfringement for the Company's LEAP balloon in relation to a European patent owned by Cordis. A hearing on the pleadings was held on May 11, 1999 and the Court dismissed the action for failure to satisfy statutory requirements.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March 1998, the Court ruled on June 26, 1998 that neither of the patents is infringed by the NIR(R) stent, and that both patents are invalid. Ethicon has appealed and a hearing is expected in early 2000. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. The Company appealed the dismissal, and a hearing was held on March 22, 1999. On April 16, 1999, the Company withdrew its appeal.

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. A hearing was held on July 9, 1999 in Italy with respect to the retention of a court-appointed expert. The next hearing is set for March 21, 2000.

Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of one of the patents, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the second patent. A hearing was held on March 26, 1999 and on June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims. A decision as to the validity of one of the patents was referred to the Dutch Patent Office for advice.

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

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations. The Massachusetts case described above has been consolidated with this action. A trial date has been set for November 2000.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial date has been set for November 2000.

On June 7, 1999, the Company, SCIMED and Medinol Ltd. filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol Ltd. are infringed by Cordis' CROWN, MINI CROWN and CORINTHIAN stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief.

On August 13, 1998, Arterial Vascular Engineering, Inc., now named Medtronic AVE Inc. (AVE), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and

SCIMED have answered, denying the allegations of the complaint. A trial date has not yet been set.

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

On March 2, 1999, AVE filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilation catheters infringe one of AVE's European patents. In this action, AVE requested relief covering The Netherlands, Germany, the United Kingdom, France and Spain. The Company has not yet filed its answer, but intends to deny the allegations of the complaint. A hearing is scheduled for January 7, 2000.

On March 10, 1999, the Company through its subsidiary Schneider (Europe) AG filed suit against AVE alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing is scheduled for January 2000.

On April 6, 1999, AVE filed suit against the Company and SCIMED alleging that the Company's NIR(R) stent infringes one of AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A hearing is scheduled in Germany for September 23, 1999.

On May 14, 1999, Medtronic, Inc. (Medtronic) filed suit against the Company and SCIMED alleging that a variety of the Company's NIR(R) stent products infringe a Medtronic patent. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The Company has answered, denying the allegations of the complaint.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the District Court of Minnesota seeking injunctive and monetary relief. The Company is preparing an answer, denying allegations of the complaint.

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

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Since the purchase of the assets of the Endotech/MinTec companies by the Company, the Company has assumed control of the litigation. A final hearing was held on May 12, 1999, and the court held no infringement of the Cook patents. The case was dismissed in June 1999.

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999 and a decision is expected in September 1999.

On March 18, 1999, Cook filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) coronary stent infringes a certain U.S. patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 14, 1999, Cook filed an amended complaint adding Meadox Medicals, Inc., a wholly owned subsidiary of the Company, as a party to the suit, and adding a breach of contract claim. The Company is preparing an answer, denying the allegations of the complaint.

On January 13, 1999, Medical Innovations Corporation (Innovations) filed suit in the U.S. District Court for the District of Utah alleging that certain Company products, including the Company's Ultratome(TM) XL sphinctertome product, infringe two patents assigned to Innovations. The suit also included a claim of unfair trade practices. The parties agreed to settle the action and an order of dismissal was filed with the Court on May 19, 1999.

On February 1, 1999, Hewlett-Packard Company filed a suit in the U.S. District Court for the District of Massachusetts against the Company alleging violation of the Sherman

 Antitrust Act and Massachusetts General Laws Chapter 93A and breach of contract. The Company has moved to dismiss the complaint. A trial date has not yet been set.

Beginning November 4, 1998, a number of shareholders of the Company, on behalf of themselves and all others similarly situated, filed purported stockholders' class action suits in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaints principally alleged that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. In August 1999, lead plaintiffs and lead counsel filed a purported consolidated class action complaint. The Company and its officers have not yet filed an answer, but intend to vigorously defend all actions.

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



                                                      United                                      Emerging
(In millions)                                         States         Europe          Japan         Markets          Total
-------------------------------------------------------------------------------------------------------------------------

Three months ended June 30, 1999
   Net sales                                           $455           $122           $108            $43           $  728
   Operating income excluding special charges           183             21             64             10              278

Three months ended June 30, 1998
   Net sales                                           $287           $ 91           $ 85            $28           $  491
   Operating income excluding special charges            80             23             49              2              154


Six months ended June 30, 1999
   Net sales                                           $896           $239           $213            $79           $1,427
   Operating income excluding special charges           350             47            129             16              542

Six months ended June 30, 1998
   Net sales                                           $553           $183           $157            $50           $  943
   Operating income excluding special charges           165             46             94              4              309



A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:


                                                                          Three months              Six months
                                                                         ended June 30,            ended June 30,
-----------------------------------------------------------------------------------------------------------------
(In millions)                                                          1999        1998         1999        1998
-----------------------------------------------------------------------------------------------------------------

Net sales:
       Total net sales for reportable segments                         $728         $491      $1,427       $ 943
       Foreign exchange                                                  (2)          (3)          7          (2)
                                                                     -------------------------------------------
                                                                       $726         $488      $1,434       $ 941
                                                                     ===========================================

Income before income taxes:
        Total operating income excluding special
            charges for reportable segments                            $278        $154       $  542       $ 309
        Corporate expenses and foreign exchange                         (76)        (53)        (151)       (112)
        Restructuring and merger-related credits                                      9                        9
                                                                     -------------------------------------------
                                                                        202         110          391         206
        Other expense, net                                              (37)         (3)         (75)        (11)
                                                                     -------------------------------------------
                                                                       $165        $107       $  316       $ 195
                                                                     ===========================================


Operating income (excluding special charges) for the U.S. and Europe for the three months ended June 30,1999 would have been approximately $190 million and $25 million, respectively, and $368 million and $56 million, respectively, for the six months ended June 30, 1999, if certain costs had been allocated between geographic regions and corporate expenses consistent with the allocation method used in 1998.


Note J - Subsequent Event

On August 6, 1999, the Company announced it was voluntarily recalling from commercial distribution and use its Rotablator(R) Rotalink(TM) Advancer and RotaLink Plus(TM) rotational atherectomy systems. The original Rotablator Rotational Atherectomy Device, which is the product currently sold in Japan, is not affected by this recall. The Company has determined that the brake on some advancers included in these systems may not adequately secure the guide wire as intended, making such units unsafe for use. A program to remedy the problem and resume the manufacture and sale of these systems is being developed. During the first half of 1999, sales of the recalled devices and related products amounted to approximately $60 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second quarter increased 49% to $726 million as compared to $488 million in the second quarter of 1998. The second quarter results include the operations of Schneider Worldwide (Schneider) which was acquired in the third quarter of 1998. On a pro forma basis, assuming Schneider revenues had been included in the second quarter of 1998, net sales in the second quarter of 1999 increased 25%. Net income for the second quarter increased 63% to $109 million, or $.27 per share (diluted). This compares to net income of $67 million, or $.17 per share, inclusive of net reversals of merger-related and special charges (approximately $1 million, net of tax), reported in the second quarter of 1998.

Net sales for the six months ended June 30, 1999 increased 52% to $1,434 million as compared to $941 million in the first half of 1998. On a pro forma basis, assuming Schneider revenues had been included in the first half of 1998, net sales in the first half of 1999 increased 28%. Net income for the six months ended June 30, 1999 increased 65% to $209 million, or $.52 per share (diluted). This compares to net income of $127 million, or $.32 per share, inclusive of net reversals of merger-related and special charges, reported in the first half of 1998.

During the second quarter of 1999, United States (U.S.) revenues increased approximately 59% to $455 million, while international revenues increased approximately 35% to $271 million compared to the same period in the prior year. U.S. revenues as a percentage of worldwide sales increased from 59% in the second quarter of 1998 to 63% in the second quarter of 1999. Worldwide vascular and nonvascular sales increased 57% and 24%, respectively, compared to the same period in the prior year. Without the impact of foreign currency exchange rates on translation of international revenues, worldwide sales for the second quarter increased approximately 47% compared to the same period in the prior year. The increases in pro forma worldwide sales, U.S. sales as a percentage of worldwide sales and in vascular sales were primarily attributable to the Company's domestic sales of coronary stent systems. U.S. coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $106 million during the second quarter of 1999.

U.S. revenues increased approximately 62% to $896 million during the first six months of 1999, while international revenues increased approximately 39% to $538 million compared to the same period in the prior year. U.S. revenues as a percentage of worldwide sales increased from 59% in the first six months of 1998 to 62% in the first six months of 1999. Worldwide vascular and nonvascular sales increased 61% and 25%, respectively, compared to the same period in the prior year. Without the impact of foreign currency exchange rates on translation of international revenues, worldwide sales for the six month period ended June 30, 1999 increased approximately

50% compared to the same period in the prior year. The increases in pro forma worldwide sales, U.S. sales as a percentage of worldwide sales and in vascular sales were primarily attributable to the Company's domestic sales of coronary stent systems. U.S. coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $210 million during the first six months of 1999. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 20% in the second quarter of 1999 and for the six months ended June 30,1999. The NIR(R) coronary stent is supplied by Medinol Ltd. (Medinol) and unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent could adversely affect the operating results of the Company. At June 30, 1999, there was approximately $182 million of NIR(R) coronary stent systems in inventory. The Company is committed to purchase approximately $90 million of NIR(R) stents during the remainder of 1999.

On August 6, 1999 the Company announced it was voluntarily recalling from commercial distribution and use its Rotablator(R) RotaLink(TM) Advancer and RotaLink Plus(TM) rotational atherectomy systems. The original Rotablator Rotational Atherectomy Device, which is the product currently sold in Japan, is not affected by this recall. The Company has determined that the brake on some advancers included in these systems may not adequately secure the guide wire as intended, making such units unsafe for use. A program to remedy the problem and resume the manufacture and sale of these systems is being developed. During the first half of 1999, sales of the recalled devices and related products amounted to approximately $60 million.

Gross profit as a percentage of net sales decreased from 69.5% in the three and six months ended June 30, 1998 to 67.6% in the three and six months ended June 30, 1999. As a result of multiple acquisitions, the Company's supply chain has been weakened and there has been continued pressure on gross margin, including write-downs for excess and obsolete inventory, and high manufacturing costs. In addition, in the second quarter of 1999, the Company provided $11 million ($7 million, net of tax) for costs associated with the Company's decision to voluntarily recall the Discovery(TM) catheter and to discontinue selling the BANDIT(TM) PTCA catheter following an adverse patent decision. During 1998, the Company initiated a full time global program to focus on supply chain optimization. The program is designed to lower inventory levels and the cost of manufacturing, improve absorption and minimize inventory write-downs. By addressing the entire supply chain, including application of lean manufacturing techniques, the Company seeks to return gross margins to more acceptable levels and to improve working capital. The program should be substantially completed by the end of 1999. Gross margin benefits will, however, be delayed until historical inventories are sold. The Company is also implementing other programs to improve manufacturing processes and policies. The Company continues to challenge its plant network strategy.

Success of the global supply chain initiative is critical to realizing improved gross margins and reducing the Company's inventory to an acceptable level. In addition, gross margins could be significantly impacted by the purchase price of NIR(R) coronary stents and the amount of NIR(R) coronary stent sales as a percentage of worldwide sales. As average selling prices for the NIR(R) stents fluctuate, the Company's cost to purchase the stents will change because cost is based on a constant percentage of average selling prices. Therefore, if higher costing NIR(R) stents are being sold as average selling prices are declining, gross margins could be negatively impacted.

The coronary stent market is dynamic and highly competitive with significant market share volatility. In addition, technology in the market is constantly changing. This environment increases the Company's risk profile in its investment in coronary stent inventory.

Selling, general and administrative expenses as a percentage of net sales decreased from 36% of net sales in the second quarter of 1998 to 28% of net sales in the second quarter of 1999, and increased approximately $30 million from the same period of the prior year to $204 million. Selling, general and administrative expenses as a percentage of net sales decreased from 35% in the first six months of 1998 to 29% in the first six months of 1999, and increased approximately $78 million from the same period of the prior year to $411 million. The decrease as a percent of net sales is primarily attributable to the launch of coronary stent systems in the U.S. and Japan, the realization of synergies as the Company integrates Schneider into its organization, and improved returns in certain geographic regions as the Company continues to leverage its direct sales infrastructure. The increase in expense dollars is primarily attributable to higher selling expenses as a result of the launch of coronary stents in the U.S., the results of Schneider operations in the period, and increased costs to expand the Company's presence in certain geographic regions. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are increasing. Similarly, legal costs associated with non-patent litigation and compliance activities are also rising. Depending upon the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

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

Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position. The Company is aware that the U.S Department of Justice is conducting an investigation of matters that include the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with Sox(TM) coronary stent system in the U.S. The Company is cooperating fully in the investigation.

Amortization expense increased from $8 million in the second quarter of 1998 to $23 million in the second quarter of 1999 and increased as a percentage of sales from 1.6% to 3.2%. Amortization expense increased from $16 million in the first six months of 1998 to $46 million in the first six months of 1999 and increased as a percentage of sales from 1.7% to 3.2%. The increase is primarily a result of the amortization of intangibles related to the purchase of Schneider.

Royalty expenses increased approximately 86% from $7 million in the second quarter of 1998 to $13 million in the second quarter of 1999 and increased approximately 64% from $14 million in the first six months of 1998 to $23 million in the first six months of 1999. The increase in royalties is primarily due to royalty obligations assumed in connection with the Schneider acquisition, new product launches and non-recurring payments of approximately $3 million made in the second quarter of 1999. Additionally, the Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses decreased as a percentage of net sales from 10% in the second quarter of 1998 and the six months ended June 30, 1998 to 7% in the second quarter of 1999 and the six months ended June 30, 1999. Research and development dollars remained at $49 million in the second quarter of 1999 compared to the second quarter of 1998 and increased $4 million from $94 million for the six months ended June 30, 1998 to $98 million for the six months ended June 30, 1999. The decrease as a percentage of sales is primarily attributable to the launch of coronary stent systems in the U.S. and Japan and the realization of synergies in connection with the Schneider acquisition. The increase in research and development dollars reflects spending on new product development programs, and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The Company's research and development projects acquired in connection with its prior business combinations are generally progressing in line with the estimates set forth in the Company's 1998 Amended Annual Report on Form 10-K/A2. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

In the second quarter of 1998, the Company realigned its operating units and decided to operate Target Therapeutics, Inc. (Target) independently instead of as a part of its vascular division as was planned at the date of the Target acquisition. Management believed that an independent Target would allow the business unit to develop its technologies and markets more effectively than it would as part of the vascular division. As a result of this decision, in the second quarter of 1998, the Company reversed $20 million ($13 million, net of tax) of 1997 Target merger-related charges primarily related to revised estimates for costs of workforce reductions and costs of cancelling contractual commitments. In addition, in the second quarter of 1998, the Company recorded purchased research and development of approximately $11 million in connection with a strategic acquisition.

Interest expense increased from $8 million in the second quarter of 1998 to $35 million in the second quarter of 1999, and from $14 million in the first six months of 1998 to $70 million in the first six months of 1999. The overall increase in interest expense is primarily attributable to a significantly higher outstanding debt balance due primarily to the Schneider acquisition.

The Company's effective tax rate excluding the impact of merger-related and special charges increased from approximately 32% in the second quarter and the first six months of 1998 to 34% in the second quarter and the first six months of 1999. The increase is primarily attributable to a shift in the mix of U.S. and international business.

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

Uncertainty remains with regard to future changes within the healthcare industry. The trend towards managed care and economically motivated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to effectively react to the changing environment may impact its bad debt and sales return provision in the future. Further, the U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices that prefer to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

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

Although these factors may impact the rate at which Boston Scientific can grow revenues, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter of 1999, the Company refinanced $1.7 billion of commercial paper borrowings with proceeds from borrowings under its revolving credit facilities (Facilities). On June 30, 1999, the Company completed a public offering of 14,950,000 shares at a price of $39.875 per share under a shelf registration filed with the Securities and Exchange Commission in September 1998. The public offering reduced the amount available for the issuance of securities under the shelf registration to $604 million. The Company does not expect to issue additional securities under the shelf registration for the remainder of 1999. The Company used the net proceeds from its public offering of approximately $578 million to repay indebtedness under its Facilities.

In conjunction with the public offering, the Company's borrowing availability under its Facilities was reduced by the amount of the net proceeds of the offering. Of the remaining $1.6 billion of borrowings available under the Facilities, approximately $1.0 billion was outstanding at June 30, 1999 with a weighted average interest rate of 5.5%. The Company has a $600 million 364-day credit facility that expires in September 1999. The Company is in the process of seeking an extension of this facility for another 364 days under certain conditions. The Company believes it will be successful in obtaining this extension in the near term. The Company intends to continue to borrow under its Facilities until it is able to issue commercial paper at reasonable rates. At June 30, 1999, the Company had no commercial paper outstanding. The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its credit facilities and expects a minimum of $500 million will remain outstanding through the next twelve months, and accordingly, the Company has classified this portion of borrowings as long-term at June 30, 1999. The Facilities require the Company to maintain a ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt not greater than 60%. As of June 30, 1999, the ratio was approximately 42%.

Cash and short-term investments totaled $74 million at June 30, 1999 compared to $75 million at December 31, 1998. Cash proceeds during the six months ended June 30, 1999 were generated primarily from the Company's public offering, operating activities and the exercise of stock options. Cash proceeds during the period were offset by the repayment of approximately $824 million of outstanding debt obligations, payment of $128 million of acquisition-related obligations and capital expenditures of approximately $42 million. Working capital increased to $247 million at June 30, 1999 from current liabilities exceeding current assets by $353 million at December 31, 1998. The improvement in working capital is primarily attributable to the repayment of short-term borrowings financed by net proceeds of the Company's public offering in June 1999 and cash provided by operating activities. In addition, at June 30, 1999, approximately $100 million of receivables were transferred to third parties in Europe and Japan and accounted for as sales of assets compared to $70 million at December 31, 1998.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these acquisitions, the Company has acquired numerous in-process research and development projects. As the Company continues to build its research base in future years, it is reasonable to assume that it will acquire additional research and development platforms. Management does not expect acquisitions to be significant during 1999. As of June 30, 1999, the Company's cash obligations required to complete the balance of the Company's initiatives to integrate businesses related to its mergers and acquisitions and its 1998 rationalization plan are estimated to be approximately $47 million. Substantially all of these cash outlays will be completed by the first half of 2000. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs, through the end of 1999.

Year 2000 Readiness

The inability of business processes to continue to function correctly after the beginning of the Year 2000 could have serious adverse effects on companies and entities throughout the world. The Company has undertaken a global effort to identify and mitigate Year 2000 issues in its information systems, products, facilities and suppliers.

The Company established a multidisciplinary Year 2000 Task Force in 1998, comprised of management from each of the Company's principal functional areas, including Finance, Information Technology, Regulatory Affairs, Customer Service, Manufacturing, Distribution, Purchasing, Facilities, Legal and Communications. A core team and a program management office have also been established for coordinating and tracking all Year 2000 issues. This office is comprised of Company management and staff and representatives of an experienced Year 2000 consulting firm. These efforts report directly to members of the Company's Executive Committee.

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

The vast majority of the Company's products are not date-sensitive and are therefore unaffected by Year 2000 issues. Steps have been taken to correct non-compliance, which affects the functional performance of the few remaining products.

Through June 30, 1999, the Company has expended in excess of $100 million to implement and operate a Year 2000 compliant global information system and other costs relating to Year 2000 compliance. The Company does not anticipate that additional compliance costs will have a material impact on its business operations or its financial condition.

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

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates between their existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates between these participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company is addressing the potential impact resulting from the euro conversion, including adaptation of information technology systems; competitive implications related to pricing and foreign currency considerations.

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


SEC REVIEW OF FINANCIAL REPORTING

Within the past year, the Securities and Exchange Commission (SEC) has publicly stated its desire to focus on transparent financial reporting and potential earnings management issues, including restructuring charges, asset write-downs, acquired in-process research and development write-offs, materiality thresholds, revenue recognition, and general reserves. In connection with these efforts, the SEC sent out letters to approximately 150 public companies indicating that their 1998 financial statements may be subject to review. Following its receipt of one of these letters, the Company requested the SEC staff to evaluate the Company's purchase price allocation of the Schneider acquisition, including the amount allocated to purchased research and development. Shortly thereafter, the Company informed the SEC of its intention to offer equity to refinance a portion of its outstanding credit facilities balance with more permanent financing. The SEC also requested that the Company provide additional disclosures with respect to prior acquisitions and merger-related and special charges and provide the SEC with additional information with respect to direct transactions and other costs. The Company supplemented its disclosures and provided the information requested. In June 1999, the SEC completed its review, without adjustment, of the purchase price allocation for the acquisition of Schneider.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to and the Company's performance may be affected by: (a) the Company's ability to obtain benefits from the Schneider acquisition, including purchased research and development and physician and hospital relationships; (b) the process, outlays and plan for the integration of businesses acquired by the Company, and the successful and timely implementation of the rationalization plan; (c) the timing of completion of the Company's supply chain initiatives and the Company's ability to achieve gross margin benefits and inventory reductions; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (e) the Company's belief that it is well positioned to take advantage of opportunities for revenue growth that exist in the markets it serves; (f) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (g) the Company's ability to launch products on a timely basis, including products resulting from purchased research and development; (h) risks associated with international operations; (i) the potential effects of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (j) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to the changing managed care environment, worldwide economic conditions and market share volatility in the coronary stent market; (k) the ability of the Company to meet its projected cash needs through the end of 1999;
(l) the effect of litigation and compliance activities on the Company's legal provision; (m) costs and risks associated with implementing Year 2000 compliance and business process reengineering; (n) unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent and our cost to purchase the NIR(R) stent; (o) the development of competing or technologically advanced products by our competitors; (p) the Company's ability to resume the manufacture and sale of the Rotablator(R) RotaLink(TM) rotational atherectomy systems; (q) the Company's ability to place commercial paper at reasonable rates and to extend its existing 364-day revolving credit facilities; (r) the Company's ability to comply with the debt ratio under its revolving credit facilities; (s) the Company's expectation as of June 30, 1999 that a minimum of $500 million of short-term debt supported by its revolving credit facilities will remain outstanding through the next twelve months; (t) the Company's ability to fund development of purchased technology at currently estimated costs and to realize value assigned to in-process research and development and other intangible assets; (u) the impact of stockholder class action, patent, product liability and other litigation, the outcome of the U.S. Department of Justice investigation, and the adequacy of the Company's product liability insurance;
(v) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; and (w) the timing, size and nature of strategic initiatives available to the Company. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, third-party intellectual property, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in its Amended Annual Report on Form 10-K/A2 for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 4:  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on May 4, 1999, to consider and vote upon a proposal to elect three Class I Directors of the Company to hold office until the 2002 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal. Pete M. Nicholas, James R. Tobin and Ray J. Groves were elected as Class I Directors of the Company by a vote of 349,197,828, 347,942,189, and 350,006,250 for, respectively, and 5,016,221,
6,271,860, and 4,207,799 withheld, respectively.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               None.

          (b) The following reports were filed during the quarter ended June 30, 1999:


   FORM 8-K              DATE OF EVENT                       DESCRIPTION
   --------              -------------                       -----------
   Item 5 and 7          June 24, 1999       Press release announcing patent infringement decision
                                             involving the Company's BANDIT(TM)PTCA catheter.

   Item 5 and 7          June 24, 1999       Execution of U.S. Purchase Agreement dated June 24, 1999
                                             between the Company and the Underwriters named therein and execution of International Purchase Agreement dated June
                                             24, 1999 between the Company and the International
                                             Managers named therein in connection with the Company's
                                             equity offering and issuance of 14,950,000 shares of
                                             common stock on June 30, 1999.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 1999.


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