Form 10-Q
period 1999-09-30
BOSTON SCIENTIFIC CORP
filed 1999-11-15
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                    FORM 10-Q


/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934

         For the quarterly period ended: September 30, 1999


                         Commission file number: 1-11083


                          BOSTON SCIENTIFIC CORPORATION
             (Exact name of registrant as specified in its charter)

        DELAWARE                                         04-2695240
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

         Yes  [X]                     No   [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                           Shares Outstanding
         Class                           as of September 30, 1999
         -----                           ------------------------
Common Stock, $.01 Par Value                  414,701,219

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                   September 30,    December 31,
In millions, except share and per share data           1999             1998
--------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                          $   72         $   70
   Short-term investments                                                 5
   Trade accounts receivable, net                        436            538
   Inventories                                           414            462
   Other current assets                                  173            192
                                                      ----------------------
         Total current assets                          1,095          1,267

Property, plant and equipment                            976            945
Less: accumulated depreciation                           344            265
                                                      ---------------------
                                                         632            680

Excess of cost over net assets acquired, net             850            877
Technology - core and developed, net                     579            607
Patents, trademarks and other intangibles, net           320            330
Other assets                                             163            132
                                                      ----------------------
                                                      $3,639         $3,893
                                                      ======================

      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                                September 30,      December 31,
In millions, except share and per share data                                         1999              1998
--------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                                                     $1,016
   Bank obligations                                                                 $  559                  11
   Accounts payable and accrued expenses                                               405                 354
   Acquisition-related obligations                                                                         140
   Accrual for restructuring and merger-related charges                                 39                  71
   Other current liabilities                                                            39                  28
                                                                                    --------------------------
         Total current liabilities                                                   1,042               1,620

Long-term debt                                                                         761               1,364
Other long-term liabilities                                                             83                  88

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares, 414,701,219 shares issued at September 30, 1999 and 394,185,781 issued at
     December 31, 1998                                                                   4                   4
   Additional paid-in capital                                                        1,207                 507
   Retained earnings                                                                   645                 381
   Accumulated other comprehensive income (expense):
         Foreign currency translation adjustment                                      (107)                (72)
         Unrealized gain on available-for-sale securities, net                           4                   1
                                                                                    --------------------------
  Total stockholders' equity                                                         1,753                 821
                                                                                    --------------------------
                                                                                    $3,639              $3,893
                                                                                    ==========================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                 Three months ended                   Nine months ended
                                                                    September 30,                        September 30,
In millions, except per share data                               1999           1998                  1999           1998
-------------------------------------------------------------------------------------------------------------------------

Net sales                                                       $ 691         $  576                $2,125         $1,517
Cost of products sold                                             283            206                   748            493
                                                                ---------------------               ---------------------
Gross profit                                                      408            370                 1,377          1,024

Selling, general and administrative expenses                      220            191                   631            524
Amortization expense                                               23             11                    69             27
Royalties                                                          12              7                    35             21
Research and development expenses                                  48             49                   146            143
Special charges (credits)                                         (10)           671                   (10)           662
                                                                --------------------                ---------------------
                                                                  293            929                   871          1,377
                                                                --------------------                ---------------------
Operating income  (loss)                                          115           (559)                  506           (353)

Other income (expense):
   Interest and dividend income                                     1              2                     3              4
   Interest expense                                               (26)           (16)                  (96)           (30)
   Other, net                                                      (6)            (2)                  (13)            (1)
                                                                --------------------                ---------------------

Income (loss) before income taxes                                  84           (575)                  400           (380)
Income taxes                                                       29           (113)                  136            (45)
                                                                ---------------------               ---------------------
Net income (loss)                                               $  55         $ (462)               $  264         $ (335)
                                                                ====================                =====================

Net income (loss) per common share - basic                      $0.13         $(1.18)               $ 0.66         $(0.86)
                                                                ====================                =====================

Net income (loss) per common share - assuming dilution          $0.13         $(1.18)               $ 0.64         $(0.86)
                                                                ====================                =====================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

                                                                 Nine Months Ended September 30, 1999
                                            ----------------------------------------------------------------------------------------
                                                    Common Stock                                 Foreign      Unrealized
                                            --------------------------- Additional               Currency     Gain
                                             Shares Issued    Par Value Paid-In       Retained   Translation  on Available-for-sale
                                                                        Capital       Earnings   Adjustment   Securities, Net
                                            ----------------------------------------------------------------------------------------
                                                                        (In millions, except share data)

Balance at December 31, 1998                 394,185,781         $4      $  507        $381         $ (72)        $1
Net income                                                                              264
Foreign currency translation adjustment                                                               (35)
Issuance of common stock                      20,515,438                    652
Tax benefit relating to incentive stock
    option and employee stock purchase plans                                 48
Net change in equity investments                                                                                   3
                                            --------------------------------------------------------------------------------

Balance at September 30, 1999                414,701,219         $4      $1,207        $645         $(107)        $4
                                            ================================================================================



                                                Total
                                               --------
Balance at December 31, 1998                    $  821
Net income                                         264
Foreign currency translation adjustment            (35)
Issuance of common stock                           652
Tax benefit relating to incentive stock
    option and employee stock purchase plans        48
Net change in equity investments                     3
                                               -------

Balance at September 30, 1999                   $1,753
                                               =======

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                    Nine Months Ended
                                                                                       September 30,
In millions                                                                        1999            1998
--------------------------------------------------------------------------------------------------------


Cash provided by operating activities                                            $  562           $  103

Investing activities:
    Purchases of property, plant, and equipment, net                                (57)            (135)
    Payments related to 1998 acquisition                                           (128)          (2,060)
    Other, net                                                                                         7
                                                                                 -----------------------
Cash used in investing activities                                                  (185)          (2,188)

Financing activities:
    Net proceeds from borrowings on revolving credit facilities                     741
    Net increase (decrease) in commercial paper                                  (1,816)           1,628
    Net proceeds from notes payable and long-term debt                                               523
    Proceeds from issuances of shares of common stock,
       net of tax benefits                                                          700               82
    Other, net                                                                       (1)             (14)
                                                                                 -----------------------
Cash provided by (used for) financing activities                                   (376)           2,219
Effect of foreign exchange rates on cash                                              1                3
                                                                                 -----------------------
Net increase in cash and cash equivalents                                             2              137
Cash and cash equivalents at beginning of period                                     70               58
                                                                                 -----------------------
Cash and cash equivalents at end of period                                       $   72           $  195
                                                                                 =======================


       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 1999


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Amended Annual Report on Form 10-K/A2 for the year ended December 31, 1998.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

The Company had comprehensive income of $69 million for the three months ended September 30, 1999 and a comprehensive loss of $442 million for the three months ended September 30, 1998. The Company had comprehensive income of $232 million for the nine months ended September 30, 1999 and a comprehensive loss of $336 million for the nine months ended September 30, 1998.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                   Three Months                   Nine Months
                                                                Ended September 30,            Ended September 30,
(In millions, except share and per share data)                  1999          1998            1999           1998
------------------------------------------------------------------------------------------------------------------------
Basic:
  Net income (loss)                                           $    55      $  (462)          $   264       $   (335)

                                                              -----------------------------------------------------

  Weighted average shares outstanding (in thousands)          414,530       392,432          402,328        390,087

                                                              =====================================================
  Net income (loss) per common share                          $  0.13      $ (1.18)          $  0.66       $  (0.86)

                                                              =====================================================

Assuming dilution:
  Net income (loss)                                           $    55      $  (462)          $   264       $   (335)

                                                              -----------------------------------------------------
  Weighted average shares outstanding (in thousands)          414,530       392,432          402,328        390,087

  Net effect of dilutive stock options (in thousands)           6,975                          7,689

                                                              -----------------------------------------------------
  Total (in thousands)                                        421,505       392,432          410,017        390,087

                                                              =====================================================
  Net income (loss) per common share                          $  0.13      $ (1.18)          $  0.64       $  (0.86)
                                                              =====================================================

Note D - Restructuring and Merger-Related Charges

During the third quarter, the Company identified and reversed restructuring and merger-related charges of $10 million ($7 million, net of tax) no longer deemed necessary. These amounts relate primarily to the restructuring charges accrued in the fourth quarter of 1998 and reflect the reclassification of assets from held for disposal to held for use following management's decision to resume a development program previously planned to be eliminated. In addition estimated severance costs for 1998 initiatives were reduced as a result of attrition.

At September 30, 1999, the Company had an accrual for restructuring and merger-related charges of $43 million, which is comprised of $26 million of accrued severance and related costs primarily associated with integrating Schneider (acquired in September 1998) and streamlining manufacturing operations, $6 million related to the cost of canceling contractual commitments recorded in connection with the Schneider acquisition and $11 million of accruals remaining from 1997 and prior mergers (primarily costs associated with rationalized facilities and statutory benefits that are subject to litigation). The activity impacting the accrual related to restructuring and merger-related charges during the nine months ended September 30, 1999 is summarized in the following table:



                                                                        Purchase                        Charges
                                                      Balance at         Price          Charges      (Credits) to     Balance at
                                                     December 31,     Adjustments     Utilized in     Operations     September 30,
(In millions)                                            1998           in 1999           1999          in 1999          1999
------------------------------------------------------------------------------------------------------------------------------------

1995 AND 1996 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Facilities                                                 $11                           $ (7)          $ (1)              $ 3
Workforce reductions                                         4                                                               4
Contractual commitments                                      1                                                               1
Asset write-downs                                            1                             (1)
Direct transaction and other costs                           2                                                               2
                                                   ---------------------------------------------------------------------------
                                                           $19                           $ (8)          $ (1)              $10
                                                   ===========================================================================


1997 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Contractual commitments                                    $ 1                           $ (1)
Asset write-downs                                            1                             (1)
Direct transaction and other costs                           2                                          $ (1)              $ 1
                                                   ---------------------------------------------------------------------------
                                                           $ 4                           $ (2)          $ (1)              $ 1
                                                   ===========================================================================

1998 SCHNEIDER PURCHASE PRICE ADJUSTMENTS:

Workforce reductions                                       $27              $4           $(14)                             $17
Contractual commitments                                     16               3            (13)                               6
                                                   ---------------------------------------------------------------------------
                                                           $43              $7           $(27)                             $23
                                                   ===========================================================================

1998 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Workforce reductions                                       $13                           $ (5)          $ (4)              $ 4
Asset write-downs                                            9                             (1)            (4)                4
Direct transaction and other costs                           1                                                               1
                                                   ---------------------------------------------------------------------------
                                                           $23                           $ (6)          $ (8)               $9
                                                   ===========================================================================

TOTAL:

Facilities                                                 $11                           $ (7)          $ (1)              $ 3
Workforce reductions                                        44              $4            (19)            (4)               25
Contractual commitments                                     18               3            (14)                               7
Asset write-downs                                           11                             (3)            (4)                4
Direct transaction and other costs                           5                                            (1)                4
                                                   ---------------------------------------------------------------------------
                                                           $89              $7           $(43)          $(10)              $43
                                                   ===========================================================================


As of September 30, 1999, the Company's cash obligations required to complete the balance of the Company's initiatives to integrate businesses related to its mergers and acquisitions and its 1998 rationalization strategy are estimated at approximately $37 million. The Company expects that substantially all of these cash outlays (primarily severance) will be made during the first half of 2000.

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

In conjunction with the public offering, the Company's borrowing availability under its Facilities was reduced by the amount of the net proceeds of the offering. At September 30, 1999, the Company had approximately $1.7 billion of borrowings available under its Facilities, of which $743 million were outstanding with a weighted average interest rate of 5.74%. During the third quarter of 1999, the Company extended its $600 million 364-day credit facility to September 2000. At September 30, 1999, the Company had no commercial paper outstanding, however, the Company resumed issuance of its commercial paper during October 1999. The Company intends to continue to borrow under its Facilities until it is able to issue sufficient commercial paper at reasonable rates. The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its credit facilities and expects a minimum of $193 million will remain outstanding through the next twelve months, and accordingly, the Company has classified this portion of borrowings as long-term at September 30, 1999. The Facilities require the Company to maintain a specific ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt of less than or equal to 60%. As of September 30, 1999, the ratio was approximately 37%.

Note F - Inventories

The components of inventory consist of the following:

                               September 30,            December 31,
(In millions)                      1999                     1998
---------------------------------------------------------------------
Finished goods                      $220                     $249
Work-in-process                       64                       83
Raw materials                        130                      130
                            -----------------------------------------
                                    $414                     $462
                            =========================================

During the third quarter of 1999, the Company recorded a provision for excess NIR(R) stent inventories and purchase commitments of $62 million ($41 million, net of tax).


Note G - New Accounting Pronouncements

During the first quarter of 1999, the Company adopted the American Institute of Certified Public Accountants' Statement of Position 98-5. "Reporting on the Costs of Start Up Activities", which requires costs of start up activities and organization costs to be expensed as incurred. The Company's adoption of this statement had no material effect on the Company's reported results of operations of financial position.

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133), which is required to be adopted for fiscal years beginning after June 15, 2000, although earlier application is permitted as of the beginning of any fiscal quarter. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company is in the process of determining if earlier application would be feasible and what effect the adoption of SFAS No. 133 will have on the Company's results of operations, cash flows or financial position.

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

On December 29, 1998, the Company and SCIMED filed a cross-border suit against ACS, Guidant Corporation (Guidant) and various foreign subsidiaries in The Netherlands alleging ACS's MULTILINK(TM), RX ELIPSE, RX MULTILINK HP(TM) and RX DUET(TM) catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing on the merits was held on November 5, 1999. The court's decision will be announced December 22, 1999.

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

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP(R) EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. On June 24, 1999, in the case involving the BANDIT PTCA catheter the Court granted ACS's motions for summary judgment asserting the validity (with respect to certain issues) and infringement of ACS's patent; the Court denied ACS's motion for summary judgment on the enforceability of its patent and SCIMED's motions for summary judgment asserting the invalidity of, and SCIMED's failure to willfully infringe, ACS's patent. A trial date on the remaining issues with respect to the BANDIT PTCA catheter is set for February 2000. A trial date with respect to the EXPRESS PLUS catheters is set for July 2000.

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

On August 12, 1998, ACS and an affiliate of ACS filed suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes five patents owned by ACS. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial date has been set for March 22, 2000.

On March 25, 1996, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson Company (Johnson & Johnson), filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP balloon material used in certain SCIMED catheter products, including SCIMED's BANDIT and EXPRESS PLUS catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. A trial date has not yet been set.

On March 27, 1997, SCIMED filed suit for patent infringement against Cordis, alleging willful infringement of several SCIMED U.S. patents by Cordis' TRACKSTAR 14(TM), TRACKSTAR 18(TM), OLYMPIX(TM), POWERGRIP(TM), SLEEK(TM), SLEUTH(TM), THOR(TM), TITAN(TM) and VALOR(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota, seeking monetary and injunctive relief. The parties have agreed to add Cordis' CHARGER(TM) and HELIX(TM) catheters to the suit. Cordis has answered, denying the allegations of the complaint. A trial date has not yet been set.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March 1998, the Court ruled on June 26, 1998 that neither of the patents is infringed by the NIR(R) stent, and that both patents are invalid. Ethicon has appealed and a hearing is scheduled for January 31, 2000. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected.

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. A hearing was held on July 9, 1999 in Italy with respect to the retention of a court-appointed expert; the court has not yet ruled on the retention of an expert. The next hearing is set for March 21, 2000.

Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to one of the patents; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of one of the patents, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the second patent. A hearing was held on March 26, 1999, and on June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims. A decision as to the validity of one of the patents was referred to the Dutch Patent Office for advice.

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

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint. Trial is expected to begin in late 2000.

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

On June 7, 1999, the Company, SCIMED and Medinol Ltd. filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol Ltd. are infringed by at least Cordis' CROWN(TM), MINI CROWN(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. Trial is expected to begin in January 2001. Johnson & Johnson is seeking to transfer the case to the U.S. District Court for the District of Delaware.

On August 13, 1998, Arterial Vascular Engineering, Inc., now named Medtronic AVE Inc. (AVE), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. Trial is expected to begin in March 2001.

On December 15, 1998, the Company and SCIMED filed a cross-border suit against AVE in The Netherlands alleging that AVE's AVE GFX(TM), AVE GFX 2(TM), AVE LTX(TM) and USCI CALYPSO(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing was held on October 22, 1999 and a decision is expected on December 22, 1999.

On December 18, 1998, AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's MAXXUM(TM) and VIVA!(TM) catheters infringe a patent owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial date is scheduled for September 25, 2000.

On March 2, 1999, AVE filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilation catheters infringe one of AVE's European patents. In this action, AVE requested relief covering The Netherlands, Germany, the United Kingdom, France and Spain. The Company has answered, denying the allegations of the complaint. A hearing is scheduled for January 7, 2000.

On March 10, 1999, the Company through its subsidiary Schneider (Europe) AG filed suit against AVE alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing is scheduled for January 27, 2000.

On April 6, 1999, AVE filed suit against the Company and SCIMED alleging that the Company's NIR(R) stent infringes one of AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held in Germany on September 23, 1999, and on November 4, 1999, the court indicated its intent to dismiss the complaint.

On May 14, 1999, Medtronic, Inc. (Medtronic) filed suit against the Company and SCIMED alleging that a variety of the Company's NIR(R) stent products infringe a Medtronic patent. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The Company has answered, denying the allegations of the complaint. A trial date is scheduled for May 2001.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. A trial date is scheduled for June 2001.

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

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Following the purchase of the assets of the Endotech/MinTec companies by the Company, the Company assumed control of the litigation. A final hearing was held on May
12, 1999, and the court held no infringement of the Cook patents. The case was dismissed in June 1999. Cook has appealed the decision and a hearing date has not yet been set.

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999 and a decision was received in September 1999 finding the Company's products infringe the Cook patent. The Company appealed the decision and a hearing date has not yet been set.

On March 18, 1999, Cook filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) coronary stent infringes a certain U.S. patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 14, 1999, Cook filed an amended complaint adding Meadox Medicals, Inc. (Meadox), a wholly owned subsidiary of the Company, as a party to the suit, and adding a breach of contract claim. The Company, SCIMED and Meadox have answered, denying the allegations of the complaint.

The U.S. Federal Trade Commission (FTC) is investigating the Company's compliance with a Consent Order dated May 5, 1995, pursuant to which the Company licensed certain intravascular ultrasound technology to Hewlett-Packard Company
(HP). On February 1, 1999, HP filed a suit in the U.S. District Court for the District of Massachusetts against the Company alleging violation of the Sherman Antitrust Act and Massachusetts General Laws Chapter 93A and breach of the License Agreement entered into pursuant to the FTC Consent Order. A hearing was held in July 1999 on the Company's motion to dismiss the complaint. No ruling from the court has been received with respect to this motion. A trial date has not yet been set.

Beginning November 4, 1998, a number of shareholders of the Company, on behalf of themselves and all others similarly situated, filed purported stockholders' class action suits in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaints principally alleged that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. In August 1999, lead plaintiffs and lead counsel filed a purported consolidated class action complaint adding allegations that the Company issued false and misleading statements with respect to the launch of its NIR ON(TM) Ranger(TM) with SOX(TM) coronary stent delivery system and the system's subsequent recall. The Company and its officers have filed a motion to dismiss the consolidated complaint.

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

During the third quarter of 1999, the Company accrued an additional $22 million of litigation-related reserves to cover certain costs of defense. These expenses related primarily to defense costs associated with stent-related litigation. As of September 30, 1999, the potential exposure for accruable costs is estimated to range from $51 million to $67 million. The Company's total accrual as of September 30, 1999 for litigation-related reserves was approximately $51 million.

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

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.




                                                      United                                      Emerging
(In millions)                                         States         Europe          Japan         Markets         Total
-------------------------------------------------------------------------------------------------------------------------

Three months ended September 30, 1999
   Net sales                                         $  421           $109           $111           $ 45           $  686
   Operating income excluding special charges           162             17             69              8              256

Three months ended September 30, 1998
   Net sales                                         $  375           $ 87           $ 87           $ 32           $  581
   Operating income excluding special charges           123              7             36              4              170


Nine months ended September 30, 1999
   Net Sales                                         $1,316           $349           $324           $124           $2,113
   Operating income excluding special charges           512             64            198             24              798

Nine months ended September 30, 1998
   Net sales                                         $  927           $270           $244           $ 83           $1,524
   Operating income excluding special charges           288             53            130              8              479


A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:


                                                                      Three months ended         Nine months ended
                                                                          September 30,              September 30,
----------------------------------------------------------------------------------------------------------------------
(In millions)                                                          1999         1998           1999         1998
----------------------------------------------------------------------------------------------------------------------

Net sales:

        Total net sales for reportable segments                          $686         $ 581        $2,113       $1,524
        Foreign exchange                                                    5            (5)           12           (7)
                                                                   ---------------------------------------------------
                                                                         $691         $ 576        $2,125       $1,517
                                                                   ===================================================

Income (loss) before income taxes:
        Total operating income excluding special
               charges for reportable segments                          $ 256         $ 170        $  798       $  479
        Corporate expenses and foreign exchange                          (151)          (58)         (302)        (170)
        Restructuring and merger-related credits (charges)                 10          (671)           10         (662)
                                                                   --- ------------------------------------------------
                                                                          115          (559)          506         (353)
        Other expense, net                                                (31)          (16)         (106)         (27)
                                                                   ---------------------------------------------------
                                                                        $  84         $(575)       $  400       $ (380)
                                                                   ===================================================

Operating income (excluding special charges) for the U.S. and Europe for the three months ended September 30, 1999 would have been approximately $161 million and $20 million, respectively, and $529 million and $76 million, respectively, for the nine months ended September 30, 1999 if certain costs had been allocated between geographic regions and corporate expenses consistent with the allocation method used in 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter increased 20% to $691 million as compared to $576 million in the third quarter of 1998. The third quarter results include the operations of Schneider Worldwide (Schneider) which was acquired in the third quarter of 1998. On a pro forma basis, assuming all Schneider revenues had been included in the third quarter of 1998, net sales in the third quarter of 1999 increased 7%. Net sales for the nine months ended September 30, 1999 increased 40% to $2,125 million as compared to $1,517 million for the nine months ended September 30, 1998. On a pro forma basis, assuming all Schneider revenues had been included in the nine months ended September 30, 1998, net sales increased 20%.

During the third quarter of 1999, United States (U.S.) revenues increased approximately 12% to $421 million, while international revenues increased approximately 34% to $270 million compared to the same period in the prior year. U.S. revenues as a percentage of worldwide sales decreased from 65% in the third quarter of 1998 to 61% in the third quarter of 1999. The decrease in U.S. revenues as a percentage of worldwide sales is due primarily to the launch of a coronary stent in Japan during the first quarter of 1999 and the favorable impact of foreign currency exchange rates on translation of international revenues in the quarter as the Japanese yen strengthened versus the U.S. dollar. Without the impact of foreign currency exchange rates on translation of international revenues, worldwide sales for the third quarter increased approximately 17% compared to the same period in the prior year. Worldwide vascular and nonvascular sales increased 22% and 20%, respectively, compared to the same period in the prior year. The increases in pro forma worldwide sales and in vascular sales were primarily attributable to the Company's sales of coronary stents in the U.S. and Japan. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $107 million and $156 million, respectively, during the third quarter of 1999 compared to $82 million and $109 million, respectively, during the third quarter of 1998.

U.S. revenues increased approximately 42% to $1,316 million during the nine months ended September 30, 1999, while international revenues increased approximately 37% to $809 million compared to the same period in the prior year. Without the impact of foreign currency exchange rates on translation of international revenues, worldwide sales for the nine months ended September 30, 1999 increased approximately 38% compared to the same period in the prior year. U.S. revenues as a percentage of worldwide sales increased from 61% during the nine months ended September 30, 1998 to 62% during the nine months ended September 30, 1999. Worldwide vascular and nonvascular sales increased 46% and 24%, respectively, compared to the same period in the prior year. The increases in pro forma worldwide sales and in vascular sales were primarily attributable to the Company's sales of coronary stents in the U.S. and Japan. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the

NIR(R) stent, were approximately $317 million and $461 million, respectively for the nine months ended September 30, 1999 compared to $82 million and $165 million, respectively, during the same period of the prior year. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 21% and 20% for the third quarter of 1999 and the nine months ended September 30, 1999, respectively. The NIR(R) coronary stent is supplied by Medinol Ltd. (Medinol) and unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent could adversely affect the operating results of the Company.

On August 6, 1999, the Company announced it was voluntarily recalling from commercial distribution and use its Rotablator(R) RotaLink(TM) Advancer and RotaLink Plus(TM) rotational atherectomy systems. The original Rotablator Rotational Atherectomy Device (Rotablator), which is the product currently sold in Japan, was not affected by this recall. A program to resume the manufacture and sale of the original Rotablator was put in place and the Company began shipping product at the end of the third quarter. The Company estimates the net income that was foregone related to the recalled devices and related products to be approximately $14 million during the third quarter of 1999.

Net income for the third quarter was $55 million or $0.13 per share (diluted). Third quarter results include a provision for excess inventories and purchase commitments of approximately $62 million ($41 million, net of tax), a provision for increased legal costs of $22 million ($15 million, net of tax), and a special credit of $10 million ($7 million, net of tax) relating primarily to previously recorded valuation reserves no longer deemed necessary. The Company reported a net loss of $462 million or $1.18 per share in the third quarter of 1998. The results for the third quarter of 1998 include a $671 million ($524 million, net of tax) charge to account for purchased research and development acquired in the $2.1 billion cash purchase of Schneider and a provision of $31 million ($21 million, net of tax) for costs associated with the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with Sox(TM) coronary stent systems in the U.S. Net income for the nine months ended September 30, 1999 was approximately $264 million or $0.64 per share. This compares to a net loss of $335 million or $0.86 per share reported in the nine months ended September 30, 1998.


Gross profit as a percentage of net sales decreased from 64.2% in the three months ended September 30, 1998 to 59.0% in the three months ended September 30,

1999, and decreased from 67.5% in the nine months ended September 30, 1998 to 64.8% in the nine months ended September 30, 1999. The decrease in gross margin is primarily due to a provision recorded in the third quarter of 1999 for excess NIR(R) stent inventories and purchase commitments of $62 million ($41 million, net of tax). The excess position was driven primarily by a shortfall in planned third quarter NIR(R) stent revenues, a reduction in NIR(R) stent sales forecasted for the remainder of 1999 and 2000, and strategic decisions regarding NIR(R) stent versions to be launched. At September 30, 1999, the Company had approximately $150 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $84 million of NIR(R) stents from Medinol. In the third quarter of 1998, the Company provided $31 million ($21 million, net of tax) for costs associated with the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with Sox(TM) coronary stent system in the U.S.

As a result of multiple acquisitions, the Company's supply chain and manufacturing processes have been weakened and there has been continued pressure on gross margins, including write-downs for excess and obsolete inventory and high manufacturing costs. During 1998, the Company initiated a full time global program to focus on supply chain optimization and, during 1999, the program has been expanded to include a review of manufacturing processes. The program is designed to lower inventory levels and the cost of manufacturing, improve absorption and minimize inventory write-downs. The infrastructure related to the supply chain aspect of the program is substantially in place. However gross margin benefits will be delayed until manufacturing processes are addressed, the program has time to develop and until historical inventories are sold. The Company continues to assess its plant network strategy.

Success of the global supply chain and manufacturing process initiative is critical to realizing improved gross margins and reducing the Company's inventory to an acceptable level. The Company's ability to effectively control the supply of NIR(R) stents from Medinol could impact gross margins in the future. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. Furthermore, gross margins could be significantly impacted by the purchase price of NIR(R) coronary stents and the amount of NIR(R) coronary stent sales as a percentage of worldwide sales. As average selling prices for the NIR(R) stents fluctuate, the Company's cost to purchase the stents will change because cost is based on a constant percentage of average selling prices. Therefore, if higher costing NIR(R) stents are being sold as average selling prices are declining, gross margins could be negatively impacted.

The coronary stent market is dynamic and highly competitive with significant market share volatility. In addition, technology in the market is constantly changing. This environment continues to increase the Company's risk profile in its investment in coronary stent inventory.

Selling, general and administrative expenses as a percentage of net sales decreased from 33% of net sales in the third quarter of 1998 to 32% of net sales in the third quarter of 1999, and increased approximately $29 million from the same period of the prior year to $220 million. Selling, general and administrative expenses as a percentage of net sales decreased from 35% in the nine months ended September 30, 1998 to 30% in the nine months ended September 30, 1999 and increased approximately $107 million from the same period of the prior year to $631 million. The decrease as a percent of net sales for the nine month period is primarily attributable to the launch of coronary stents in the U.S. and Japan, the realization of synergies as the Company integrates Schneider into its organization, and improved returns in certain geographic regions as the Company continues to leverage its direct sales infrastructure. The increase in expense dollars is primarily attributable to higher selling expenses as a result of the launch of coronary stents in the U.S. and increased costs to expand the Company's direct sales presence in certain geographic regions. Additionally, during the third quarter of 1999, the Company recorded a provision for increased legal costs of $22 million ($15 million, net of tax) to cover certain costs of defense. These expenses relate primarily to defense costs associated with stent-related litigation. Legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are increasing. Similarly, legal costs associated with non-patent litigation and compliance activities are also rising. Depending upon the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.


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

Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position. The Company is aware that the U.S Department of Justice is conducting an investigation of matters that include the Company's decision to voluntarily recall the NIR ON(TM) Ranger(TM) with Sox(TM) coronary stent in the U.S. The Company is cooperating fully in the investigation.

Amortization expense increased from $11 million in the third quarter of 1998 to $23 million in the third quarter of 1999 and increased as a percentage of sales from 1.9% to 3.3%. Amortization expense increased from $27 million in the nine months ended September 30, 1998 to $69 million in the nine months ended September 30, 1999 and increased as a percentage of sales from 1.8% to 3.2%. The increase is primarily a result of the amortization of intangibles related to the purchase of Schneider.

Royalty expenses increased approximately 71% from $7 million in the third quarter of 1998 to $12 million in the third quarter of 1999 and increased approximately 67% from $21 million in the nine months ended September 30, 1998 to $35 million in the nine months ended September 30, 1999. The increase in royalties is primarily due to royalty obligations assumed in connection with the Schneider acquisition. Additionally, the Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses decreased as a percentage of net sales from 9% in the third quarter of 1998 and the nine months ended September 30, 1998 to 7% in the third quarter of 1999 and the nine months ended September 30, 1999. Research and development expenses were $49 million in the third quarter of 1998 and $48 million in the third quarter of 1999 and increased from $143 million for the nine months ended September 30, 1998 to $146 million for the nine months ended September 30, 1999. The decrease as a percentage of sales is primarily attributable to the launch of coronary stents in the U.S. and Japan and the realization of synergies in connection with the Schneider acquisition. The increase in research and development dollars reflects spending on new product development programs and regulatory and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The Company's research and development projects acquired in connection with its prior business combinations are generally progressing in line with the estimates set forth in the Company's 1998 Amended Annual Report on Form 10-K/A2. Certain products from the Schneider coronary stent projects have been introduced to the market in the last year. As part of a project consolidation program, the Schneider and Endotech/Mintec abdominal aortic aneurysm projects have been integrated. The Company expects to continue to pursue these research and development efforts and believes it has a reasonable chance of completing the projects. However, research and development projects are subject to risks and uncertainties and there can be no assurance of project completion or that the resulting products will achieve commercial viability. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

During the third quarter, the Company identified and reversed restructuring and merger-related charges of $10 million ($7 million, net of tax) no longer deemed necessary. These amounts relate primarily to the restructuring charges accrued in the fourth quarter of 1998 and reflect the reclassification of assets from held for disposal to held for use following management's decision to resume a development program previously planned to be eliminated. In addition, estimated severance costs for 1998 initiatives were reduced as a result of attrition.

During the third quarter of 1998, the Company recorded a $671 million ($524 million, net of tax) charge to account for purchased research and development acquired in the $2.1 billion cash purchase of Schneider. Additionally, in the second quarter of

1998, the Company realigned its operating units and decided to operate Target Therapeutics, Inc. (Target) independently instead of as a part of its vascular division as was planned at the date of the Target acquisition. Management believed that an independent Target would allow the business unit to develop its technologies and markets more effectively than it would as part of the vascular division. As a result of this decision, in the second quarter of 1998, the Company reversed $20 million ($13 million, net of tax) of 1997 Target merger-related charges primarily related to revised estimates for costs of workforce reductions and costs of canceling contractual commitments. In addition, in the second quarter of 1998, the Company recorded purchased research and development of approximately $11 million in connection with a strategic acquisition.

Interest expense increased from $16 million in the third quarter of 1998 to $26 million in the third quarter of 1999, and from $30 million in the nine months ended September 30, 1998 to $96 million in the nine months ended September 30, 1999. The overall increase in interest expense is primarily attributable to a significantly higher outstanding debt balance borrowed in conjunction with the Schneider acquisition.

The Company's effective tax rate, excluding the impact of special charges identified on the Statement of Operations, increased from approximately 33% in the nine months ended September 30, 1998 to 34% in the nine months ended September 30, 1999. The increase is primarily attributable to a shift in the mix of U.S. and international business.

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

In conjunction with the public offering, the Company's borrowing availability under its Facilities was reduced by the amount of the net proceeds of the offering. At September 30, 1999, the Company had approximately $1.7 billion of borrowings available under its Facilities, of which $743 million were outstanding with a weighted average interest rate of 5.74%. During the third quarter of 1999, the Company extended its $600 million 364-day credit facility to September 2000. At September 30, 1999, the Company had no commercial paper outstanding, however, the Company resumed issuance of its commercial paper during October 1999. The Company intends to continue to borrow under its Facilities until it is able to issue sufficient commercial paper at reasonable rates. The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its credit facilities and expects a minimum of $193 million will remain outstanding through the next twelve months, and accordingly, the Company has classified this portion of borrowings as long-term at September 30, 1999. The Facilities require the Company to maintain a specific ratio of consolidated funded debt (as defined) to consolidated net worth (as defined) plus consolidated funded debt of less than or equal to 60%. As of September 30, 1999, the ratio was approximately 37%.

Cash and short-term investments totaled $72 million at September 30, 1999 compared to $75 million at December 31, 1998. Cash proceeds during the nine months ended September 30, 1999 were generated primarily from the Company's public offering, operating activities and the exercise of stock options. Cash proceeds during the period were offset by the repayment of approximately $1.1 billion of outstanding debt obligations, payment of $128 million of acquisition-related obligations and capital expenditures of approximately $57 million. Working capital increased to $53 million at September 30, 1999 from current liabilities exceeding current assets by $353 million at December 31, 1998. The improvement in working capital is primarily attributable to the repayment of short-term borrowings financed by net proceeds of the Company's public offering in June 1999 and cash provided by operating activities.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these acquisitions, the Company has acquired numerous in-process research and development projects. As the Company continues to build its research base in future years, it is reasonable to assume that it will acquire additional research and development platforms. Management does not expect acquisitions and alliances to be significant during 1999. As of September 30, 1999, the Company's cash obligations required to complete the balance of its rationalization initiatives to integrate businesses related to its mergers and acquisitions and its 1998 rationalization plan are estimated to be approximately $37 million. Substantially all of these cash outlays will be completed by the first half of 2000.

Additionally, the Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. As of September 30, 1999, a total of 20 million shares of the Company's common stock were repurchased under the plan. Between November 1, 1999 and November 12, 1999, the Company repurchased 2.5 million shares at an aggregate cost of approximately $52 million. The Company may also repurchase within its authorization shares outside of the Company's systematic plan. These additional shares will also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans.

The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including integration costs, through December 31, 1999.

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

An independent consulting firm has been working with the Company for over three years to implement a global information system that was designed and has been tested to be Year 2000 compliant. In addition to the Company's information systems project, other internal systems are being addressed largely through the replacement and testing of much of the Company's older systems. The efforts are both company-wide and site specific, spanning the range from the Information Technology department systems to manufacturing operations (including production facilities, support equipment, and process control) and infrastructure technologies.

The vast majority of the Company's products are not date-sensitive and are therefore unaffected by Year 2000 issues. For the remaining products, functional performance is unaffected by the time and date displayed.

Through September 30, 1999, the Company has expended in excess of $110 million to implement and operate a Year 2000 compliant global information system and other costs relating to Year 2000 compliance. The Company does not anticipate that additional compliance costs will have a material impact on its business operations or its financial condition.

The Company relies on third party material and service providers. A disruption in the supply from any of these providers due to Year 2000 issues could potentially affect the Company's operations. To minimize this risk, the Company is completing its evaluation of all critical third party providers' compliance efforts, including their contingency plans should a Year 2000 problem arise, as well as alternative sources of supply. The Company has surveyed its largest customers concerning their anticipated purchase activity with respect to potential inventory needs as a result of Year 2000 concerns. The Company has also evaluated its current finished goods and emergency stocking levels worldwide. At this time, the Company believes that it will have an adequate supply to meet customer expectations but intends to monitor customer purchase activity during the fourth quarter to identify and respond to any unusual ordering patterns.

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

Management currently believes that the euro will not have a material impact related to its information technology systems or foreign currency exposures. The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of the Company to price its products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. However, uncertainty exists as to the effects the euro will have on the marketplace.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements contained in this report include, but are not limited to, statements with respect to and the Company's performance may be affected by: (a) the Company's ability to obtain benefits from the Schneider acquisition, including purchased research and development and physician and hospital relationships; (b) the process, outlays and plan for the integration of businesses acquired by the Company, and the successful and timely implementation of the rationalization plan; (c) the timing of the Company's supply chain initiatives and the Company's ability to achieve gross margin benefits and inventory reductions; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (e) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves; (f) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (g) the Company's ability to launch products on a timely basis, including products resulting from purchased research and development; (h) risks associated with international operations; (i) the potential effects of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (j) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to the changing managed care environment, worldwide economic conditions and market share volatility in the coronary stent market; (k) the ability of the Company to meet its projected cash needs through the end of 1999;
(l) the effect of litigation and compliance activities on the Company's legal provision; (m) costs and risks associated with implementing Year 2000 compliance and business process reengineering; (n) unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent, difficulties in managing inventory relating to new product introductions, and the Company's cost to purchase the NIR(R) stent; (o) the development of competing or technologically advanced products by our competitors; (p) the Company's ability to resume commercial volume manufacture and sale of the Rotablator(R) Rotalink(TM) rotational atherectomy systems; (q) the Company's program to repurchase shares of its Company stock; (r) the Company's expectation as of September 30, 1999 that a minimum of $193 million of short-term debt supported by its revolving credit facilities will remain outstanding through the next twelve months; (s) the Company's ability to fund development of purchased technology at currently estimated costs and to realize value assigned to in-process research and development and other intangible assets; (t) the impact of stockholder class action, patent, product liability and other litigation, the outcome of the U.S. Department of Justice investigation, and the adequacy of the Company's product liability insurance; (u) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; and (v) the timing, size and nature of strategic initiatives available to the Company. Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, third-party intellectual property, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in its Amended Annual Report on Form 10-K/A2 for the year ended December 31, 1998.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS


Note H Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 5:  OTHER INFORMATION

         On October 28, 1999, the Company announced that John E. Pepper and Warren B. Rudman were elected to serve as members of its Board of Directors. The Company also announced that Dale A. Spencer retired his directorship after a four and one half year term. Mr. Pepper, Chairman, Executive Committee of the Board of Directors of Procter & Gamble, was elected to serve as a Class III director to fill the vacancy created by Mr. Spencer's retirement. Mr. Pepper's term will expire at the Company's 2001 Annual Meeting of Stockholders. Mr. Rudman, a partner in the law firm of Paul, Weiss, Rifkind, Wharton & Garrison and former U.S. Senator from New Hampshire, was elected to serve as a Class I director with a term expiring at the Company's 2002 Annual Meeting of Stockholders.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Exhibit 10.1 -    Form of Third Amendment to Boston Scientific
                                    Corporation 401(k) Plan

                  Exhibit 10.2. -   Form of Amended and Restated Credit
                                    Agreement among Boston Scientific
                                    Corporation, The Several Lenders and The
                                    Chase Manhattan Bank dated as of August 19,
                                    1999

         (b) The following reports were filed during the quarter ended September 30, 1999:

             None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 15, 1999.


                                           BOSTON SCIENTIFIC CORPORATION


                                           By:      /s/ Lawrence C. Best
                                                    ----------------------------
                                           Name:    Lawrence C. Best
                                           Title:   Chief Financial Officer and
                                                    Senior Vice President -
                                                    Finance and Administration