Form 10-K405
period 1999-12-31
BOSTON SCIENTIFIC CORP
filed 2000-03-30
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999          Commission File No. 1-11083


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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $6.3 billion based on the closing price of the Common Stock on March 17, 2000.

The number of shares outstanding of the Company's Common Stock as of March 17, 2000 was 406,556,829.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1999 Annual Report to Shareholders which is filed with the Securities and Exchange Commission (the "Commission") as an exhibit hereto and the Proxy Statement to be filed with the Securities and Exchange Commission on or about April 3, 2000 are incorporated by reference into Parts I, II and III.

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

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first minimally invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company, which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to $2.8 billion in 1999.

The Company's growth in the past few years has been fueled in part by strategic acquisitions and alliances designed to improve the ability of the Company to take advantage of future growth opportunities in less invasive medicine. These acquisitions have helped the Company to achieve a strategic mass which allows it to offer one of the broadest product lines in the world for use in minimally invasive procedures. The Company's strategic mass has also enabled it to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups and hospital consolidations.

During 1998, the Company established a rationalization plan in conjunction with the consummation of the Schneider acquisition, taking into consideration duplicate capacity as well as opportunities for further leveraging of cost and technology platforms. The Company substantially completed its rationalization plan in 1999, including the closure of five Schneider facilities as well as the transition of manufacturing for selected Boston Scientific product lines to different sites.

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

Product Innovation. The Company believes that streamlining and coordinating its technology pipeline and new product development is essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. Simultaneously, the interaction of the Company's product management teams and sales representatives with the worldwide medical community facilitates new product development at the divisional level to address the needs and desires of the Company's physician customers.

Focused Marketing. The Company markets its products through six principal divisions: Scimed, EP Technologies, Medi-tech (formerly operating as Boston Scientific Vascular, Meadox and Schneider), Target Therapeutics, Microvasive Endoscopy and Microvasive Urology. Each of the Company's divisions focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and offers products to satisfy their needs. The Company believes that this focused disease state management enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

International Presence. Maintaining and expanding its international presence is an important component of the Company's long term growth plan. Currently, the Company operates international manufacturing facilities in Ireland and has direct marketing and sales subsidiaries or distribution arrangements throughout the world. Through its international presence, the Company seeks to increase net sales and market share, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

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

Corporate Culture. Management believes that success and leadership evolve from a motivating corporate culture which rewards achievement, respects and values individual employees and customers, and has a long-term focus on quality, technology, integrity and service. The Company believes that its success is attributable in large part to the high caliber of its employees and the Company's commitment to respecting the values on which its success has been based.

Strategic Acquisitions and Alliances. In recent years, the Company has sought out strategic acquisitions, alliances and venture opportunities which complement or expand its existing product lines or enhance its technological position. Although the Company did not make any significant acquisitions in 1999, the Company expects that it will continue to seek out and review opportunities for acquisitions and strategic alliances consistent with its corporate mission.

PRODUCTS

The Company's products are broadly categorized as vascular or nonvascular, depending on the anatomical system and procedure in which a product is intended to be used. Generally, vascular products are employed in procedures affecting the heart and systems which carry blood, and nonvascular products are employed in procedures affecting other systems and organs. In 1999, approximately 81% of the Company's net sales were derived from its vascular business, approximately 18% from its nonvascular business and less than 1% from other business. The Company's principal vascular and nonvascular products are offered in the following medical areas:

                                    VASCULAR

Coronary Stents. The Company markets both balloon-expandable and self-expanding coronary stent systems. The Company's most important products in this category incorporate the NIR(R) balloon-expandable coronary stent developed and manufactured by Medinol Ltd., with which the Company has an exclusive worldwide distribution agreement for stent products. The Company hopes to introduce the NIROYAL(TM) ADVANCE(TM), NIROYAL(TM) ELITE(TM) and NIRELITE(TM) coronary stent systems in the United States in 2000, pending approval from the United States Food and Drug Administration ("FDA"). The Company recently introduced the NIR(R) with SOX(TM) over-the-wire coronary stent delivery system in the United States and hopes to introduce a Monorail(TM) system later in 2000, pending

FDA approval. The Company has already launched or intends to launch in 2000 (pending regulatory approval) these products in selected international markets. Through a strategic alliance with Angiotech Pharmaceuticals, Inc., the Company holds a co-exclusive license for the use of paclitaxel on intraluminal devices to inhibit restenosis as well as other applications. The Company has been granted approval by the Freiburg Ethics Commission International to conduct a clinical trial in Germany of paclitaxel coated coronary stents.

Coronary Revascularization. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. Atherosclerosis results in reduced blood flow to the muscle of the heart. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal coronary rotational atherectomy. The Company's products in this market include PTCA balloon catheters, the Rotablator(R) and Rotalink(R) rotational atherectomy systems, guide wires, guide catheters, diagnostic catheters and fluid management systems.

Electrophysiology. The Company's electrophysiology product offerings include catheters and systems for use in minimally invasive procedures to diagnose and treat tachyarrhythmias (abnormally fast heart rhythms). The Company markets RF generators and steerable ablation catheters, many of which incorporate proprietary steering, temperature monitoring and control technology, as well as a line of diagnostic catheters and associated accessories.

Peripheral Vascular Intervention and Vascular Access. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of catheters used in percutaneous transluminal angioplasty. Additionally, the Company's peripheral vascular product line includes medical devices used in thrombolysis (the catheter-based delivery of clot dissolving agents directly to the site of a blood clot) and thrombectomy catheters. The Company also offers stents to maintain patency of peripheral lumens, including the WALLSTENT(R) endoprosthesis.

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

Intraluminal Ultrasound Imaging. The Company markets a family of intraluminal catheter-directed ultrasound imaging systems for diagnostic use in blood vessels, heart chambers and coronary arteries, as well as certain nonvascular systems. The Company hopes to introduce in 2000 the Atlantis(TM) 40 mHz imaging catheter and Galaxy(TM) ultrasound imaging console in both the United States and Japan, pending approvals from the FDA and Japan's Ministry of Health.

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

Pancreatico-Biliary Intervention. The Company sells a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile and hepatic ducts. The Company's products include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. The Company also markets a temporary biliary stent for palliation and drainage of the common bile duct.

Pulmonary Intervention. The Company markets devices to diagnose, treat and palliate chronic bronchitis and lung cancer, including pulmonary biopsy forceps and balloon catheters used to dilate strictures or for tumor management.

Urinary Tract Intervention. The Company sells a variety of products designed primarily to treat patients with urinary stone disease, either via ureteroscopy or percutaneous nephrolithotomy. Products within this category include ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate or remove the stone; intracorporeal shock wave lithotripsy devices and holmium laser systems used to disintegrate stones ureteroscopically; ureteral stents implanted temporarily in the urinary tract to provide either short-term or long-term drainage; and a wide variety of guidewires used to gain access to a specific site.

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

Urinary Incontinence and Bladder Disease. The Company markets a line of minimally invasive devices and dermal sling materials to treat stress urinary incontinence. This affliction is commonly treated with various surgical procedures. The Company's Precision(TM) and Vesica(R) systems offer less invasive alternatives for treating incontinence. The Company has also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

INTERNATIONAL OPERATIONS

In 1999, international sales accounted for approximately 39% of the Company's net sales. Net sales, operating income and identifiable assets attributable to significant geographic areas are presented in Note N to the Company's 1999 Consolidated Financial Statements, which is filed with the Securities and Exchange Commission as an exhibit hereto.

As of December 31, 1999, the Company had direct marketing and sales operations in 40 countries. In recent years, the Company has expanded its direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. The Company believes that, during 2000, it will continue to leverage its infrastructure and will continue to use distributors in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has three international manufacturing facilities in Ireland. Presently, approximately 50% of the Company's products sold internationally are manufactured at these facilities. The Company also maintains an international research and development facilities in Ireland and a training center in Miyazaki, Japan.

The Company's international presence exposes it to certain financial and other risks. Principal among these is the potentially negative impact of foreign currency fluctuations on the Company's sales and expenses. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets and liabilities, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates. International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties relating to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits.

MARKETING AND SALES

The Company markets its products through six principal divisions, each focusing upon physicians who specialize in the diagnosis and treatment of different medical conditions and disease states.

Vascular
--------

     Scimed: markets devices to cardiologists for the nonsurgical diagnosis and treatment of coronary and peripheral vascular disease and other cardiac disorders.

     EP             offers a line of electrophysiology catheters and systems for
     Technologies:  use by interventional electrophysiologists in the diagnosis and treatment of cardiac tachyarrhythmias.

     Medi-tech:     markets therapeutic and diagnostic devices to physicians who perform interventional image-guided procedures primarily in the fields of radiology, pulmonary medicine and vascular surgery, and markets woven, knitted and collagen-sealed vascular and endovascular grafts to vascular, cardiothoracic and general surgeons for use in patients with vessels damaged by atherosclerosis or aneurysms which need to be bypassed or replaced.

     Target: markets a line of micro-guidewires, micro-catheters, coils, embolics and other medical devices which aid neuroradiologists and neurosurgeons in the treatment of neurovascular diseases.

Nonvascular
-----------

     Microvasive    markets therapeutic and diagnostic devices which aid
     Endoscopy:     gastroenterologist and pulmonologists in performing
                    flexible endoscopic procedures involving the digestive tract and lungs.

     Microvasive    offers a line of therapeutic and diagnostic devices which
     Urology:       aid urologists and urogynecologists in performing
                    ureteroscopic and other minimally invasive endoscopic procedures as well as devices to treat urinary incontinence.


A dedicated sales force of over 1,100 individuals in 40 countries internationally and over 800 in the United States markets the Company's products worldwide. Sales in countries where the Company has direct sales organizations accounted for approximately 99% of the Company's net sales during 1999. A network of distributors and dealers who offer the Company's products in more than 30 countries worldwide accounts for the remaining sales. The Company has also established a dedicated U.S. corporate sales organization focused principally on selling to major buying groups and large integrated healthcare networks.

In 1999, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 1999. Large group purchasing organizations, hospital networks and other buying groups are, however, becoming increasingly important to the Company's business. The trend toward managed care and economically motivated and more sophisticated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. These purchasers of medical devices also tend to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

The Company markets the NIR ON(R) Ranger(TM) and NIR(R) Primo(TM) coronary stent systems which, together with other NIR(R) stent systems, represented approximately 20% of the Company's 1999 worldwide sales. These stent systems include the NIR(R) coronary stent which is developed and manufactured by Medinol Ltd., Israel, and a balloon delivery system which is developed and manufactured by the Company. The Company also distributes several other products for third parties, including RF generators, an introducer sheath and certain guidewires. None of these other products represented more than 10% of the Company's 1999 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek out new opportunities for distributing complementary products as well as new technologies. Certain of the products distributed by the Company, such as the NIR(R) stent, are very important to the Company strategically. Unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent or certain other distributed products could adversely affect the Company's operating results.

Throughout the world, delays in product approval processes, changes in reimbursement policies and competitive pricing pressures remain unpredictable. The Company cannot predict what future economic, regulatory, reimbursement and pricing environments will exist in domestic and international markets for its healthcare products. It is possible that these environments could adversely affect the Company's product pricing and ability to sell products. The Company believes that these and other factors will continue to impact the rate at which the Company can grow, but management believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in 13 manufacturing sites around the world.

Most components used in the manufacture of the Company's products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. The fabricated items are custom made for the Company to meet its specifications. The Company believes that in most cases, redundant capacity exists at the suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. Generally, the Company has been able to obtain adequate supplies of raw materials and components in a timely manner from established sources. However, the reduction or interruption in supply, an inability to develop alternative sources if required, or a significant increase in the price of raw materials or components, could adversely effect the Company's operations and financial condition.

As a result of multiple acquisitions, the Company's supply chain and manufacturing processes have not yet been fully optimized. During 1998, the Company initiated a program to focus on supply chain optimization, and, during 1999, the program was expanded to include a review of manufacturing processes. In addition to enhancing customer service, the program is designed to lower inventory levels and the cost of manufacturing, improve absorption and minimize inventory write-downs. Also in late 1999, a series of operational excellence initiatives were begun, specifically targeting multiple aspects of plant cost and performance. By continuing to address operational excellence and the optimization of the supply chain, the Company seeks to return gross margins to more acceptable levels and to improve working capital.

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

RESEARCH AND DEVELOPMENT

The Company believes that streamlining and coordinating its technology pipeline and new product development is essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. Simultaneously, the interaction of the Company's product management teams and sales representatives with the worldwide medical community facilitates new product development at the divisional level to address the needs and desires of the Company's physician customers.

In 1999, the Company expended approximately $200 million on research and development, representing approximately 7% of the Company's 1999 net sales. These expenditures funded clinical research, licensed technology, regulatory compliance and a variety of product development programs, including, among others, carotid stenting, molecular intervention technology (using paclitaxel, radiation, angiogenesis technology and gene therapy) and stent grafting.

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

REGULATION

The medical devices manufactured and marketed by the Company are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

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

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, the Company must comply with IDE regulations in connection with any clinical investigation of the device in the United States. Second, the FDA must review the Company's PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

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

International sales of medical devices manufactured in the United States that are not approved by the FDA for use in the United States, or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the United States. Exported devices are subject to the regulatory requirements of each country to which the device is exported. In many foreign countries, all regulated medical products are treated as drugs and the majority of the Company's products are expected to be so regulated in these countries. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. The Company has achieved International Standards Organization or European Union certification for its Irish and

United States manufacturing facilities. In addition, the Company has completed CE Mark registrations for substantially all of its products in accordance with the implementation of various medical device directives in the European Union.

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

In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. The Company cannot predict what impact, if any, such changes might have on its business. Failure to comply with regulatory requirements could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company is also subject to environmental laws and regulations both in the United States and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. The Company believes that compliance with environmental laws will not have a material impact on its financial position, results of operations, or liquidity. Given the scope and nature of these laws, there can, however, be no assurance that environmental laws will not have a material impact on the Company.

THIRD-PARTY COVERAGE AND REIMBURSEMENT

The Company's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payors may deny coverage for certain technologies based on assessment criteria as determined by the third-party payor. Also, third-party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect the Company's ability to sell its products profitably.

PROPRIETARY RIGHTS AND PATENT LITIGATION

The Company relies on a combination of patents, trade secrets and non-disclosure agreements to protect its intellectual property. The Company holds more than 1,500 United States patents (plus foreign counterparts) and has pending more than 3,000 patent applications worldwide that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. The Company relies on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry generally, particularly in the areas in which the Company competes. The Company has defended, and will likely continue to defend, itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could, if licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company. Additionally, the Company may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to the Company.

OTHER LITIGATION

The testing, marketing and sale of human health care products entails an inherent risk of product liability claims. The Company is involved in various lawsuits arising in the normal course of business from product liability claims, and product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's decision to voluntarily recall the NIR ON(R) Ranger(TM) with Sox(TM) coronary stent system in the U.S. The Company is cooperating fully in the investigation. In addition to a suit filed by Hewlett-Packard Company
(HP), the U.S. Federal Trade Commission (FTC) is investigating the Company's compliance with a Consent Order dated May 5, 1995, pursuant to which the Company licensed certain intravascular ultrasound technology to HP.

EMPLOYEES

As of December 31, 1999, the Company had 12,615 employees, including approximately 7,654 in operations, 925 in administration, 1,294 in research and development and 2,742 in selling, marketing, distribution and related administrative support. Of these employees, approximately 3,616 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel. Competition for qualified, skilled personnel is intense in the medical device industry. There can be no assurance that the Company will be able in the future to attract and retain such personnel.

SEASONALITY

Worldwide sales do not reflect any significant degree of seasonality, however customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 appearing on page 10 of the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's world headquarters are located in Natick, Massachusetts. It maintains regional headquarters in Tokyo, Japan; Paris, France; Singapore and Buenos Aires, Argentina. As of December 31, 1999, the Company's worldwide facilities (including administration, research, manufacturing, distribution and sales and marketing space) totaled approximately 5.1 million square feet, of which approximately 85% was owned by the Company and the balance was leased. As of December 31, 1999, the Company's principal technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Washington, New York and Ireland, and its major distribution centers were located in Massachusetts, The Netherlands, Japan and Singapore. As of December 31, 1999, the Company maintained thirteen manufacturing facilities, ten in the United States and three in Ireland. Many of these manufacturing facilities produce and manufacture products for more than one of the Company's divisions and include research facilities. The Company believes that its facilities are adequate to meet its current needs and continues to assess its plant network strategy.

ITEM 3.  LEGAL PROCEEDINGS

Note K to the Company's 1999 Consolidated Financial Statements, appearing on pages 24 through 27 thereto (Exhibit 13.1 filed herewith), is incorporated herein by reference. The following paragraphs update the disclosure appearing in Note K.

RECENT PATENT LITIGATION ACTIVITY

On March 24, 2000, the Company (through its subsidiaries) and Medinol Ltd. (Medinol) filed a cross-border suit against Johnson & Johnson Company, Cordis Corporation (Cordis) and certain of their foreign subsidiaries in The Netherlands alleging Cordis' BX Velocity(TM) stent delivery system infringes one of Medinol's European patents. In this action, the Company and Medinol requested monetary and injunctive relief covering The Netherlands, Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Greece, Ireland, Italy, Litchtenstein, Luxembourg, Monaco, Portugal and Sweden.

On March 30, 2000, the Company through its subsidiary filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief.

On December 29, 1998, the Company and SCIMED filed a cross-border suit against Advanced Cardiovascular Systems, Inc. (ACS), Guidant Corporation (Guidant) and various foreign subsidiaries in The Netherlands alleging ACS's MULTILINK(TM), RX ELIPSE, RX MULTILINK HP(TM) and RX DUET(TM) catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing on the merits was held on November 5, 1999. The court has delayed its decision pending advice from the Dutch Patent Office.

On August 12, 1998, ACS and an affiliate of ACS filed suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes five patents owned by ACS. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. The trial, which had been set for February 22, 2000, has been postponed pending the court's consideration of the Company's motion to dismiss.

On December 15, 1998, the Company and SCIMED filed a cross-border suit against Arterial Vascular Engineering, Inc., now named Medtronic AVE, Inc. (AVE), in The Netherlands alleging that AVE's AVE GFX(TM), AVE GFX 2(TM), AVE LTX(TM) and USCI CALYPSO(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing on the merits was held on October 22, 1999. The court has delayed its decision pending advice from the Dutch Patent Office.

On March 2, 1999, AVE filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilatation catheters infringe one of AVE's European patents. In this action, AVE requested preliminary relief covering The

Netherlands, Germany, the United Kingdom, France and Spain. The Company has answered, denying the allegations of the complaint. On February 16, 2000, the court denied AVE's request for preliminary relief.

On March 10, 1999, the Company through its subsidiary Schneider (Europe) AG filed suit against AVE alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held on January 27, 2000 and the Company is awaiting a decision.

On May 14, 1999, Medtronic, Inc. (Medtronic) filed suit against the Company and SCIMED alleging that a variety of the Company's NIR(R) stent products infringe a Medtronic patent. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. In February, the court found that the NIR(R) stent products do not infringe Medtronic's patent and the suit was dismissed. Medtronic has appealed the decision.

On March 28, 2000, the Company, and certain subsidiaries filed suit for patent infringement against AVE alleging that AVE's S670 rapid exchange coronary stent system infringes a patent licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief.

On March 27, 2000, American Medical Systems, Inc. (AMS) filed suit against the Company alleging that the Company's Precision Tack(TM) and Precision Twist(TM) urinary incontinence products infringe a patent owned by AMS. The complaint also alleges misappropriation of trade secrets and breach of contract. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. The Company intends to answer, denying the allegations of the complaint.

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note K to the Company's 1999 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 1999 were as follows:


Name                          Age                   Position
----                          ---                   --------
John E. Abele                  62    Director, Founder Chairman
Michael Berman                 42    Senior Vice President and Group President--Cardiology
                                     Businesses, and President--SCIMED Life Systems, Inc.
Lawrence C. Best               50    Senior Vice President--Finance & Administration
                                     and Chief Financial Officer
Joseph A. Ciffolillo           61    Director, Private Investor
Joel L. Fleishman              65    Director, President of The Atlantic Philanthropic Service
                                     Company, Inc. and Professor of Law and Public Policy,
                                     Duke University
Ray J. Groves                  64    Director, Chairman of Legg Mason Merchant Banking Inc.
Lawrence L. Horsch             65    Director, Chairman of Eagle Management & Financial Corp.
Paul A. LaViolette             42    Senior Vice President and President, Boston Scientific
                                     International, and Group President
Philip P. Le Goff              49    Senior Vice President and Group President--Vascular and
                                     Nonvascular Businesses
Robert G. MacLean              56    Senior Vice President--Human Resources
N.J. Nicholas, Jr.             60    Director, Private Investor
Pete Nicholas                  58    Director, Founder and Chairman of the Board
John E. Pepper                 61    Director, Chairman of the Executive Committee of the Board of
                                     Directors, The Procter and Gamble Company
Arthur L. Rosenthal            53    Senior Vice President and Chief Development Officer
Warren B. Rudman               69    Director, Former U.S. Senator, Partner, Paul, Weiss, Rifkind,
                                     Wharton & Garrison
Paul W. Sandman                52    Senior Vice President, Secretary and General Counsel
James H. Taylor, Jr.           60    Senior Vice President - Corporate Operations
James R. Tobin                 55    Director, President and Chief Executive Officer

As of February 2000, Messrs. Berman and Le Goff no longer served as executive officers of the Company. In March 2000, the Company announced that Paul Donovan and Dr. Kshitij Mohan would be joining the executive committee of the Company as Vice President, Corporate Communications and Senior Vice President and Chief Technology Officer, respectively.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has standing Audit, Executive Compensation and Human Resources, and Corporate Governance Committees. Mr. Fleishman, Mr. Horsch and Mr. Pepper currently serve on the Audit Committee. Mr. Fleishman, Mr. Groves, Mr. Horsch, and Senator Rudman currently serve on the Executive Compensation and Human Resources Committee. Mr. Fleishman, Mr. Groves, Mr. Pete Nicholas, Mr. Pepper and Senator Rudman currently serve on the Corporate Governance Committee. A description of the committees of the Board of Directors of the Company is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 3, 2000 and is incorporated herein by reference.

BIOGRAPHICAL SUMMARIES

John E. Abele, a co-founder of the Company, has been a Director of the Company since 1979, Founder Chairman since 1995 and Co-Chairman from 1979 to 1995. Mr. Abele held the position of Treasurer from 1979 to 1992 and Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele received a B.A. degree from Amherst College.

Michael Berman joined the Company as Vice President of Sales and Marketing of SCIMED in February 1995, and from May 1997 to February 2000 served as Senior Vice President and Group President - Cardiology Businesses. Mr. Berman remains a Senior Vice President of the Company. In June 1995, Mr. Berman became President of SCIMED and in December 1996, he was elected to the position of Group President--Cardiology Businesses. Mr. Berman served as SCIMED's Vice President of Sales and Marketing, from January 1995 to June 1995, Vice President and Business Manager of New Modalities, from July 1993 to January 1995, and Vice President of Marketing, from July 1989 to June 1993. Mr. Berman received B.S. and M.B.A. degrees from Cornell University.

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

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-tech, Inc. During his tenure at the Company, he also served as President of Microvasive, Inc. and as Executive Vice President and Chief Operating Officer from 1989 until his retirement in 1996. In 1992, Mr. Ciffolillo became a director of the Company. Previously, Mr. Ciffolillo spent twenty years with Johnson & Johnson where he held a number of management positions including President, Johnson & Johnson Orthopedic Company. Mr. Ciffolillo is a member of the Spray Venture Fund Investment Committee and serves on a number of private company boards as well. Mr. Ciffolillo also serves as Chairman of the Advisory Board of the Health Science Technology Division of Harvard University and the Massachusetts Institute of Technology. Mr. Ciffolillo received his B.A. from Bucknell University where he also serves as a Member of the Board of Trustees.

Paul Donovan joined the Company in March 2000 as Vice President, Corporate Communications. Most recently, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications since 1998. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff and from 1989 to 1993 as Press Secretary to Senator Edward M. Kennedy. Mr. Donovan received a B.A. degree from Dartmouth College.

Joel L. Fleishman joined the Company in October 1992 as a Director. Mr. Fleishman became President of The Atlantic Philanthropic Service Company, Inc. in September 1993. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President, at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Vice-Chairman of the Board of Trustees of the Urban Institute and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an L.L.M. degree from Yale University.

Ray J. Groves joined the Company as a Director in May 1999. Mr. Groves is Chairman of Legg Mason Merchant Banking, Inc., a subsidiary of Legg Mason, Inc. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the Boards of Directors of Allegheny Technologies Incorporated, American Water Works Company, Inc., Dominion Resources, Inc., Electronic Data Systems Corporation, Marsh & McLennan Companies, Inc., and Nabisco Group Holdings, Inc. Mr. Groves is a managing director, treasurer and secretary of the Metropolitan Opera Association. He is also Chair of the Board of Directors of The Ohio State University Foundation and a member of the Dean's Advisory Council of the Fisher College of Business. Mr. Groves received a B.S. degree from The Ohio State University.

Lawrence L. Horsch joined the Company as a Director in February 1995. Previously, he had been Chairman of the Board of SCIMED Life Systems, Inc. from 1977 to 1994, director from 1977 to 1995 and Acting Chief Financial Officer from 1994 to 1995. Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp. a management consulting firm. He was Chairman and Chief Executive Officer of Munsingwear, Inc., from 1987 to 1990. Mr. Horsch received a B.A. degree from the University of St. Thomas and an M.B.A. degree from Northwestern University.

Paul A. LaViolette joined the Company in January 1994 as President, Boston Scientific International, and Vice President--International. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President--Nonvascular Businesses. In October, 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Company's Scimed (excluding Scimed's coronary stent business), EPT and Target businesses as Group President. Prior to joining the Company, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

Philip P. Le Goff joined the Company in November 1997 as Senior Vice President and Group President -- Vascular Businesses. In October, 1998, Dr. LeGoff assumed the additional responsibilities of Group President - - Nonvascular Businesses. He served in these capacities through February 2000. Prior to joining the Company, he was Head of Strategy and External Affairs and Member of the Global Executive Committee at Novartis Phaarma AG of Basel, Switzerland since 1996. Between 1981 and 1993, he held various executive management positions at Sanofi Inc. in Paris, including Director of Research and Development Planning, Director of Corporate Planning and Chief Executive Officer of the Bio-Industries Division. In 1994 he became President and Chief Executive Officer of Sanofi, North America. Before joining Sanofi, Dr. Le Goff held a variety of management and executive positions with Ciba-Geigy Corporation. Dr. Le Goff received a Masters Degree in Organic Chemistry and Pharmacy from the University of Rennes; a Ph.D. in Healthcare Law from the University of Paris; and a Masters Degree in Business Administration from Stanford University.

Robert G. MacLean joined the Company in April 1996 as Senior Vice President--Human Resources. Prior to joining the Company, he was Vice President--Worldwide Human Resources for National Semiconductor Corporation in Santa Clara, California from October 1992 to March 1996. Mr. MacLean has held various human resources management positions in the U.S. and Europe during his career. Prior to his business endeavors, he was Economics Professor at the University of the Pacific. Mr. MacLean received his B.A. and M.A. degrees and completed his doctoral studies in economics from Stanford University.

Dr. Kshitij Mohan will join the Company in April 2000 as Senior Vice President and Chief Technology Officer. He will assume responsibility for the Company's worldwide research and development, regulatory and clinical organizations. Dr. Mohan served most recently as Corporate Vice President, Research and Technical Services at Baxter International, Inc., where he had held a variety of positions since 1988. From 1983 to 1988, Dr. Mohan served in various senior positions in the United States Food and Drug Administration. Prior to that, Dr. Mohan served in the White House Office of Management and Budget from 1979 to 1983. Dr. Mohan currently serves on the Boards of Directors of the Health Industry Manufacturer's Association and KeraVision, Inc., the

Advisory Board of Bourne's College of Engineering at the University of California, and the Editorial Advisory Board for the Medical Device and Diagnostic Industry magazine. Dr. Mohan holds a Ph.D. in Physics from Georgetown University.

N.J. Nicholas, Jr. joined the Company as a Director in October 1994. Mr. Nicholas served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. N.J. Nicholas, Jr. is a director of Xerox Corporation, DB Capital Partners and Priceline.com. and also serves on the board of several privately-owned media companies. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Pete Nicholas, Chairman of the Board of the Company.

Pete Nicholas, a co-founder of the Company, has been the Chairman of the Board of the Company since 1995. He has been a Director since 1979 and served as the Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently a member of the Executive Committee and Board of Trustees of Duke University, the American Academy of Achievement and the National Academy of Arts and Sciences, and in the past has served on several for profit and not-for-profit boards. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1968. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., a Director of the Company.

John E. Pepper joined the Company as a Director in October 1999. Mr. Pepper is Chairman of the Executive Committee of the Board of Directors of Procter & Gamble where he had been Chief Executive Officer and Chairman of the Board from 1995 to 1999, President from 1986 to 1995, director since 1984 and served in various positions since 1963. Mr. Pepper is a member of the Board of Directors of Xerox Corporation and Motorola Inc. Mr. Pepper is a Fellow of The Yale Corporation, an Adjunct Professor at Yale University and a Trustee of the Christ Church Endowment Fund. He serves on the boards of Partnership for a Drug Free America, the National Campaign to Prevent Teen Pregnancy, and the National Advisory Board of the National Underground Railroad Freedom Center. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctorate degrees from Xavier University, Mount St. Joseph College and St. Petersburg University (Russia).

Dr. Arthur L. Rosenthal joined the Company in January 1994 as Senior Vice President and Chief Development Officer and became Chief Scientific Officer in February 2000. Prior to joining the Company, he was Vice President--Research & Development at Johnson & Johnson Medical, Inc., from April 1990 to January 1994. Between 1973 and 1990, Dr. Rosenthal held several executive technical management positions at Pfizer, Inc., 3M and C.R. Bard, Inc., primarily in the fields of device clinical research and biomedical engineering. Dr. Rosenthal received his B.A. in bacteriology from the University of Connecticut, and his Ph.D. in biochemistry from the University of Massachusetts.

Senator Warren B. Rudman joined the Company as a Director in October 1999. Senator Rudman became a partner in the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison in 1992 after serving two terms as a U.S. Senator from New Hampshire from 1980 to 1992. Senator Rudman serves as Chairman of the President's Foreign Intelligence Advisory Board and serves on the Boards of Trustees of Valley Forge Military Academy, the Brookings Institution, and the Council on Foreign Relations. He is also the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and a LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

Paul W. Sandman joined the Company in May 1993 as Senior Vice President, Secretary and General Counsel. From March 1992 through April 1993, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc., where he was responsible for legal affairs. From 1984 to 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College, and his J.D. from Harvard Law School.

James H. Taylor, Jr. joined the Company in August 1999 as Senior Vice President of Corporate Operations. Mr. Taylor most recently served as Vice President of Global Technology at Nestle Clinical Nutrition from 1995 to 1997. Prior to joining Nestle, he completed a thirty-year career at Baxter International, where he held a broad range of positions in operations management, including from 1992 to 1995, the position of Corporate Vice President of Manufacturing Operations and Strategy. Mr. Taylor received his B.A. degree from the University of North Carolina.

James R. Tobin joined the Company on March 17, 1999 as Director, President and Chief Executive Officer. Prior to joining the Company, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter's I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the Boards of Directors of Beth Israel Deaconess Medical Center, the Carl J. Shapiro Institute for Education and Research, Creative Biomolecules, Inc., CV Therapeutics, Inc., PathoGenesis Corporation, and PE Corporation (formerly Perkin-Elmer Corp.). Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

                                     PART II

--------------------------------------------------------------------------------

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock on March 17, 2000 was $23.00.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 3, 2000 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11.  EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 3, 2000 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 3, 2000 are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 3, 2000 are incorporated herein by reference.

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

   (a)(3)  Exhibits (* documents filed herewith).

           Exhibit
             No.                          Title
           ------                         -----

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

            3.4 Restated By-laws of the Company (Exhibit 3.2, Registration No. 33-46980).

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

Exhibit
  No.                                 Title
-------                               -----

 10.3 Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

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

 10.10 EP Technologies, Inc. 1988 Stock Plan (Exhibit 4.7, Registration No. 33- 80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-67020).

 10.11 EP Technologies, Inc. 1991 Stock Option/Stock Issuance Plan (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-82140).

 10.12 EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan, (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-93196).

Exhibit
  No.                             Title
-------                           -----

 10.13 Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.2 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).

 10.14 Target Therapeutics, Inc. 1988 Stock Option Plan, incorporated by reference to Exhibit 10.3 to Target Therapeutics, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 (File No. 0-19801).

 10.15 Boston Scientific Corporation 401(k) Savings Plan, Amended and Restated, Effective January 1, 1997 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).

 10.16 Second Amendment to BSC 401(k) Plan (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-11083).

 10.17 Third Amendment to BSC 401(k) Plan (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-11083).

 10.18 Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).

 10.19 Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

*10.20    Boston Scientific Corporation 2000 Long Term Incentive Plan

 10.21 Form of Second Amended and Restated Credit Agreement, dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.1, Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).

 10.22 Form of Amendment dated February 23, 1999 to Second Amended and Restated Credit Agreement dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.21, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

 10.23 Form of Amended and Restated Credit Agreement dated August 19, 1999 among BSC, the Several Lenders and the Chase Manhattan Bank (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.24 Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

 10.25 Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).

 10.26 Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

Exhibit
  No.                             Title
-------                           -----

 10.27    Letter Agreement dated March 17, 1999, between the Company and James
          R. Tobin (Exhibit 10.34, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

 10.28 Agreement Containing Consent Decree, dated as of February 23, 1995, between the Company and the Federal Trade Commission (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).

 10.29 6.625% Promissory Notes due March 15, 2005 issued by the Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and 4.3 to the Company's Current Report on Form 8-K dated March 10, 1998, File No. 1-11083).

*10.30 Letter Agreement dated as of February 18, 2000 between the Company and Dr. Kshitij Mohan.

*10.31 Agreement and General Release of All Claims between the Company and Philippe P. LeGoff dated as of February 28, 2000.

*10.32 Consulting Agreement between the Company and Philippe P. LeGoff dated as of February 28, 2000.

 11. Statement regarding computation of per share earnings (included in Note J to the Company's 1999 Consolidated Financial Statements for the year ended December 31, 1999, filed as Exhibit 13.1 hereto).

*12.1 Statement regarding computation of ratios of earnings to fixed charges.

*13.1 The Company's 1999 Consolidated Financial Statements for the year ended December 31, 1999.

 13.2 Report of Independent Auditors, Ernst & Young LLP (included in the Company's 1999 Consolidated Financial Statements for the year ended December 31, 1999, filed as Exhibit 13.1 hereto).

*21. List of the Company's subsidiaries as of March 9, 2000. Each subsidiary does business under the corporate name indicated.

*23.1     Consent of Independent Auditors, Ernst & Young LLP.

*27.1     Financial Data Schedule, fiscal year ended December 31, 1999.

(b)  Reports on Form 8-K.
     None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2000

                                    BOSTON SCIENTIFIC CORPORATION

                                    By: /s/ LAWRENCE C. BEST
                                    --------------------------------------------
                                        Lawrence C. Best
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


Dated: March 30, 2000               /s/ JOHN E. ABELE
                                    --------------------------------------------
                                    John E. Abele
                                    Director, Founder


Dated: March 30, 2000               /s/ LAWRENCE C. BEST
                                    --------------------------------------------
                                    Lawrence C. Best
                                    Senior Vice President--Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

Dated: March 30, 2000               /s/ JOSEPH A. CIFFOLILLO
                                    --------------------------------------------
                                    Joseph A. Ciffolillo
                                    Director

Dated: March 30, 2000               /s/ JOEL L. FLEISHMAN
                                    --------------------------------------------
                                    Joel L. Fleishman
                                    Director

Dated March 30, 2000                /s/ RAY J. GROVES
                                    --------------------------------------------
                                    Ray J. Groves
                                    Director

Dated: March 30, 2000               /s/ LAWRENCE L. HORSCH
                                    --------------------------------------------
                                    Lawrence L. Horsch
                                    Director

Dated: March 30, 2000               /s/ N.J. NICHOLAS, JR.
                                    --------------------------------------------
                                    N.J. Nicholas, Jr.
                                    Director

Dated: March 30, 2000               /s/ PETER M. NICHOLAS
                                    --------------------------------------------
                                    Peter M. Nicholas
                                    Director, Founder, Chairman of the Board

Dated March 30, 2000                /s/ JOHN E. PEPPER
                                    --------------------------------------------
                                    John E. Pepper
                                    Director

Dated March 30, 2000                /s/ WARREN B. RUDMAN
                                    --------------------------------------------
                                    Warren B. Rudman
                                    Director


Dated: March 30, 2000               /s/ JAMES R. TOBIN
                                    --------------------------------------------
                                    James R. Tobin
                                    Director, President and
                                    Chief Executive Officer
                                    (Principal Executive Officer)

                          FINANCIAL STATEMENT SCHEDULE

The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 1999 Consolidated Financial Statements (Exhibit 13.1 filed herewith):

                 Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                     SCHEDULE II


                       VALUATION AND QUALIFYING ACCOUNTS

                                                             ADDITIONS
                                             -----------------------------------------

                                                BALANCE AT    CHARGED TO    CHARGED TO                BALANCE AT
                                                BEGINNING     COSTS AND       OTHER                     END OF
                                                OF PERIOD     EXPENSES       ACCOUNTS    DEDUCTIONS     PERIOD
                                             --------------------------------------------------------------------
                                                                        (In millions)
DESCRIPTION

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from
  asset accounts:
  Allowances for uncollectible
    amounts and sales returns and
    allowances...............................      $49           11           13 (1)       10 (2)        $63

YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted from
  asset accounts:
  Allowances for uncollectible
    amounts and sales returns and
    allowances...............................      $30           15           16 (1)       12 (2)        $49

YEAR ENDED DECEMBER 31, 1997
Reserves and allowances deducted from
  asset accounts:
  Allowances for uncollectible
    amounts and sales returns and
    allowances...............................      $15           11            7 (1)        3 (2)        $30


(1)  Charges for sales returns and allowances, net of actual sales returns

(2)  Uncollectible accounts written off.

Exhibit No.                       Title
-----------                       -----

 *10.20   Boston Scientific Corporation 2000 Long Term Incentive Plan

 *10.30 Letter Agreement dated as of February 18, 2000 between the Company and Dr. Kshitij Mohan.

 *10.31 Agreement and General Release of All Claims between the Company and Philippe P. LeGoff dated as of February 28, 2000.

 *10.32 Consulting Agreement between the Company and Philippe P. LeGoff dated as of February 28, 2000.

 *12.1 Statement regarding computation of ratios of earnings to fixed charges.

 *13.1 The Company's 1999 Annual Report to Shareholders for the year ended December 31, 1999.

 *21. List of the Company's subsidiaries as of March 9, 2000. Each subsidiary does business under the corporate name indicated.

 *23.1    Consent of Independent Auditors, Ernst & Young LLP.

 *27.1    Financial Data Schedule, fiscal year ended December 31, 1999.