Form 10-Q
period 2000-03-31
BOSTON SCIENTIFIC CORP
filed 2000-05-15
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

/x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
     1934

     For the quarterly period ended: March 31, 2000


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

Yes  X      No
   ----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                       Shares Outstanding
          Class                                       as of March 31, 2000
          -----                                       --------------------
Common Stock, $.01 Par Value                                407,700,921


--------------------------------------------------------------------------------

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)


                                                    March 31,     December 31,
In millions, except share and per share data         2000            1999
------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                          $ 56                $ 64
   Short-term investments                               23                  14
   Trade accounts receivable, net                      423                 445
   Inventories                                         355                 376
   Other current assets                                158                 156
                                                   ---------------------------
         Total current assets                        1,015               1,055

Property, plant and equipment                          945                 940
Less: accumulated depreciation                         352                 336
                                                   ---------------------------
                                                       593                 604

Excess of cost over net assets acquired, net           833                 840
Technology - core and developed, net                   560                 570
Patents, trademarks and other intangibles, net         316                 316
Other assets                                           197                 187
                                                   ---------------------------
                                                   $ 3,514             $ 3,572
                                                   ===========================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                                                 March 31,      December 31,
In millions, except share and per share data                                                       2000            1999
----------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                                                 $ 399              $ 277
   Bank obligations                                                                                   213                323
   Accounts payable  and accrued expenses                                                             343                410
   Income taxes payable                                                                                77                 42
   Other current liabilities                                                                           12                  3
                                                                                                 ---------------------------
         Total current liabilities                                                                  1,044              1,055

Long-term debt                                                                                        570                678
Other long-term liabilities                                                                           120                115

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized
     50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized
     600,000,000 shares, 414,922,050
     shares issued at March 31, 2000 and
     December 31, 1999                                                                                  4                  4
   Additional paid-in capital                                                                       1,211              1,210
   Treasury stock, at cost - 7,221,129 shares at
     March 31, 2000 and 5,872,857 shares at
     December 31, 1999                                                                               (149)              (126)
   Deferred compensation                                                                              (24)
   Retained earnings                                                                                  858                752
   Accumulated other comprehensive loss                                                              (120)              (116)
                                                                                                 ---------------------------
  Total stockholders' equity                                                                        1,780              1,724
                                                                                                 ---------------------------
                                                                                                  $ 3,514            $ 3,572
                                                                                                 ===========================


      See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                             Three months ended
                                                                                                March 31,
In millions, except per share data                                                        2000           1999
------------------------------------------------------------------------------------------------------------------

Net sales                                                                                     $ 679          $ 708
Cost of products sold                                                                           213            230
                                                                                           -----------------------
Gross profit                                                                                    466            478

Selling, general and administrative expenses                                                    214            207
Amortization expense                                                                             23             23
Royalties                                                                                        11             10
Research and development expenses                                                                49             49
                                                                                           -----------------------
                                                                                                297            289
                                                                                           -----------------------
Operating income                                                                                169            189

Other income (expense):
   Interest expense                                                                             (21)          (35)
   Other, net                                                                                     8            (3)
                                                                                           -----------------------

Income before income taxes                                                                      156            151
Income taxes                                                                                     50             51
                                                                                           -----------------------
Net income                                                                                    $ 106          $ 100
                                                                                           =======================

Net income per common share - basic                                                          $ 0.26         $ 0.25
                                                                                           ========================

Net income per common share - assuming dilution                                              $ 0.26         $ 0.25
                                                                                           ========================



      See notes to unaudited condensed consolidated financial statements.

                 BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
           Condensed Consolidated Statements of Stockholders' Equity
                                  (Unaudited)

In millions, except share data                                 Three Months Ended March 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                   Common Stock
                              -----------------------  Additional                                     Accumulated Other
                              Shares Issued     Par     Paid-In    Treasury    Deferred     Retained    Comprehensive
                              (In thousands)    Value   Capital     Stock    Compensation   Earnings    Income (Loss)   Total
                              ------------------------------------------------------------------------------------------------------
Balance at December
  31, 1999                          414,922       $4     $1,210     $(126)                     $752        $(116)      $1,724
Net income                                                                                      106                       106
Foreign currency
  translation adjustment                                                                                      (7)          (7)
Issuance of common
  stock                                                      (2)       10                                                   8
Issuance of restricted
  stock                                                       2        24        $(26)
Purchase of common
  stock for treasury                                                  (57)                                                (57)
Tax benefit relating to
  incentive stock option
  and employee stock
  purchase plans                                              1                                                             1
Amortization of deferred
  compensation                                                                      2                                       2
Unrealized losses on
  derivative financial
  instruments, net                                                                                            (7)          (7)
Unrealized gains on
  equity investments, net                                                                                     10           10
                              ------------------------------------------------------------------------------------------------------
Balance at March 31, 2000           414,922       $4     $1,211     $(149)       $(24)         $858        $(120)      $1,780
                              ======================================================================================================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                      Three Months Ended
                                                                                                           March 31,
In millions                                                                                           2000            1999
----------------------------------------------------------------------------------------------------------------------------


Cash provided by operating activities                                                                $ 147            $ 137

Investing activities:
    Purchases of property, plant, and equipment, net                                                   (16)             (27)
    Other, net                                                                                           4                2
                                                                                                   -------------------------
Cash used for investing activities                                                                     (12)             (25)

Financing activities:
    Net increase (decrease) in commercial paper                                                        122           (1,816)
    Net proceeds from (payments on) borrowings
       on revolving credit facilities                                                                 (220)           1,717
    Proceeds from issuances of shares of common stock,
       net of tax benefits                                                                               9               30
    Acquisition of treasury stock                                                                      (57)
    Other, net                                                                                           5
                                                                                                   -------------------------
Cash used for financing activities                                                                    (141)             (69)
Effect of foreign exchange rates on cash                                                                (2)              (3)
                                                                                                   -------------------------
Net increase (decrease) in cash and cash equivalents                                                    (8)              40
Cash and cash equivalents at beginning of period                                                        64               70
                                                                                                   -------------------------
Cash and cash equivalents at end of period                                                            $ 56            $ 110
                                                                                                   =========================


      See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2000


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation ("Boston Scientific" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain prior years' amounts have been reclassified to conform to the current year presentation.


Note B - Comprehensive Income

The Company had comprehensive income of $102 million and $70 million for the three months ended March 31, 2000 and 1999, respectively.


Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                               Three Months
                                                              Ended March 31,
(In millions, except share and per share data)             2000          1999
------------------------------------------------------------------------------
Basic:
  Net income                                               $106          $100

                                                       --------- -------------
  Weighted average shares outstanding (in thousands)    408,178       394,772

                                                       --------- -------------
  Net income per common share                             $0.26         $0.25

                                                       ========= =============

Assuming dilution:
  Net income                                               $106          $100
                                                       --------- -------------


  Weighted average shares outstanding (in thousands)       408,178      394,772

   Net effect of dilutive stock-based compensation
     (in thousands)                                          3,179        7,030

                                                          ---------   ---------
   Total (in thousands)                                    411,357      401,802

                                                          ---------   ---------
   Net income per common share                               $0.26        $0.25

                                                          =========   =========

Note D - Restructuring and Merger-Related Charges

At March 31, 2000, the Company had an accrual for restructuring and merger-related charges of $27 million, which is comprised of $11 million of accrued severance and related costs primarily associated with integrating Schneider (acquired in September 1998) and streamlining manufacturing operations, $6 million related to the cost of canceling contractual commitments recorded in connection with the Schneider acquisition and $10 million of accruals remaining from 1996 and prior mergers (primarily costs associated with rationalized facilities and statutory benefits that are subject to litigation). The activity impacting the accrual related to restructuring and merger-related charges during the three months ended March 31, 2000 is summarized in the following table:

                                                        Balance at        Charges        Balance at
                                                       December 31,     Utilized in    March 31, 2000
(In millions)                                              1999             2000
-------------------------------------------------------------------------------------------------------

1995 AND 1996 RESTRUCTURING AND MERGER-RELATED
INITIATIVES:

Facilities                                                        $ 3                              $ 3
Workforce reductions                                                4                                4
Contractual commitments                                             1                                1
Direct transaction and other costs                                  2                                2
                                                     --------------------------------------------------
                                                                  $10                              $10
                                                     ==================================================

1998 SCHNEIDER PURCHASE PRICE ADJUSTMENTS:

Workforce reductions                                              $13            $(7)              $ 6
Contractual commitments                                             6                                6
                                                     --------------------------------------------------
                                                                  $19            $(7)              $12
                                                     ==================================================

1998 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Workforce reductions                                              $ 2            $(1)              $ 1
Asset write-downs                                                   4             (1)                3
Direct transaction and other costs                                  1                                1
                                                     --------------------------------------------------
                                                                  $ 7            $(2)              $ 5
                                                     ==================================================

TOTAL :

Facilities                                                        $ 3                              $ 3
Workforce reductions                                               19            $(8)               11
Contractual commitments                                             7                                7
Asset write-downs                                                   4             (1)                3
Direct transaction and other costs                                  3                                3
                                                     --------------------------------------------------
                                                                  $36            $(9)              $27
                                                     ==================================================


The Company expects that substantially all restructuring and merger-related payments will be made during 2000.


Note E - Borrowings and Credit Arrangements

At March 31, 2000, the Company had approximately $201 million in revolving credit facility borrowings outstanding at a weighted-average interest rate of 6.06% compared to approximately $421 million of outstanding revolving credit facility borrowings at a weighted-average interest rate of 6.66% at December 31, 1999. In addition, the Company had approximately $399 million of commercial paper outstanding at a weighted-average interest rate of 6.39% at March 31, 2000 compared to approximately $277 million of commercial paper outstanding at a weighted-average interest rate of 6.70% at December 31, 1999.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company does not expect that its short-term borrowings will remain outstanding beyond the next twelve months, and accordingly, the Company has not reclassified any of the short-term borrowings as long-term at March 31, 2000, compared to $108 million of such reclassifications at December 31, 1999.

During the first quarter of 2000, the Company increased its borrowing capacity by 2.5 billion Japanese yen under its uncommitted Japanese credit facilities. The total of these uncommitted Japanese credit facilities provide for borrowings and promissory notes discounting of up to 14.0 billion Japanese yen (translated to approximately $136 million) at March 31, 2000 and 11.5 billion Japanese yen (translated to approximately $112 million) at December 31, 1999.


Note F - Inventories

The components of inventory consist of the following:

                                    March 31,       December 31,
(In millions)                        2000               1999
-------------------------          -----------      ------------
Finished goods                       $175               $194
Work-in-process                        59                 60
Raw materials                         121                122
                                   -----------      ------------
                                     $355               $376
                                   ===========      ============

At March 31, 2000, the Company had approximately $139 million of net NIR(R) coronary stent inventory, which is supplied by Medinol Ltd. ("Medinol"), and was committed to purchase approximately $26 million of NIR(R) stents from Medinol. Delays, stoppages, or interruptions in the supply and/or mix of NIR(R) stent inventory or revenues could adversely affect the operating results of the Company.

Note G - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. During the first quarter of 2000, the Company repurchased under its systematic plan approximately 3.0 million shares at an aggregate cost of $57 million. As of March 31, 2000, approximately 28.9 million shares of the Company's common stock had been repurchased under the plan. The Company may also repurchase within its authorization shares outside of the Company's systematic plan. These additional shares would also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans.

On January 3, 2000, the Company granted under its 1992 and 1995 Long-Term Incentive Plans approximately 1.1 million restricted shares of its common stock to certain employees. The purpose of the program was to help retain key employees. The market value of these shares was approximately $26 million and the vesting period is three years. This amount was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being amortized to expense over the vesting period, and such expense amounted to approximately $2 million during the first quarter of 2000.


Note H - New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 is effective for all fiscal years beginning after June 15, 2000, although earlier application is permitted as of the beginning of any fiscal quarter. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. The Company adopted SFAS 133 as of January 1, 2000. The Company recorded an immaterial transition adjustment upon adoption of this Statement.

Upon adoption of SFAS 133, the Company initiated a program to hedge a portion of its forecasted intercompany transactions with forward foreign exchange contracts. These contracts are entered into to reduce the risk that the Company's cash flows resulting from forecasted intercompany transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.

Changes in the fair value of the derivative instruments, designated as cash flow hedges, are recorded in accumulated comprehensive income/(loss) until the underlying forecasted transaction occurs. Once the underlying forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified from accumulated other comprehensive income/(loss) to earnings. In the event the underlying forecasted transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from accumulated other comprehensive income/(loss) to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives are highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the first quarter of 2000.

The Company recognized a net gain of approximately $1 million in earnings from derivative instruments designated as cash flow hedges of forecasted intercompany transactions during the first quarter of 2000. All of the derivative instruments, designated as cash flow hedges, outstanding at March 31, 2000 mature within the subsequent 24-month period. As of March 31, 2000, approximately $7 million of unrealized net losses have been recorded in accumulated other comprehensive income/(loss), net of tax, to recognize the fair value of derivative instruments that are designated as cash flow hedges. Of this amount, a loss of approximately $4 million, net of tax, relates to cash flow hedges of forecasted intercompany transactions expected to occur within the next twelve months.

Furthermore, the Company continues to hedge its net recognized foreign currency assets and liabilities with forward foreign exchange contracts to reduce the risk that the Company's earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. Since these derivative instruments hedge recorded assets and liabilities that are denominated in foreign currencies, the contracts do not qualify for hedge accounting under SFAS 133. These derivative instruments do not subject the Company to material balance sheet risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are entered into for periods consistent with commitments, generally one to six months.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which the Company will be required to adopt in the second quarter of 2000. The Company is in the process of determining the effect of adoption of SAB No. 101 on its consolidated financial statements and related disclosures but does not believe that the impact will be significant.

Note I - Commitments and Contingencies

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) stent delivery system to its complaint. On June 6, 1999, the Court granted summary judgment in favor of ACS affirming that SCIMED's patents were not infringed. SCIMED has appealed the judgment.

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

On October 10, 1995, ACS filed a suit for patent infringement against SCIMED, alleging willful infringement by SCIMED's EXPRESS PLUS(TM) and EXPRESS PLUS II(TM) PTCA catheters of four U.S. patents licensed to ACS. Suit was filed in the U.S. District Court for the Northern District of California and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. A trial date is scheduled for December 2000.

On March 12, 1996, ACS filed two suits for patent infringement against SCIMED, alleging in one case the willful infringement of a U.S. patent by SCIMED's EXPRESS PLUS, EXPRESS PLUS II and LEAP(R) EXPRESS PLUS PTCA catheters, and in the other case the willful infringement of a U.S. patent by SCIMED's BANDIT(TM) PTCA catheter. The suits were filed in the U.S. District Court for the Northern District of California and seek monetary and injunctive relief. On June 24, 1999, in the case involving the BANDIT PTCA catheter, the Court granted ACS's motions for summary judgment on the validity (with respect to certain issues) and infringement of ACS's patent. A trial date on the remaining issues with respect to the BANDIT PTCA catheter is set for May 2000. A trial date with respect to the EXPRESS PLUS catheters is set for December 2000.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March 1998, the court ruled on June 26, 1998 that neither of the patents is infringed by the NIR(R) stent, and that both patents are invalid. Ethicon appealed, and on March 20, 2000, the appellate court upheld the trial outcome.

On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. In Italy, following a July 9, 1999 hearing, a technical expert was appointed by the court.

Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to the second patent; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of the second patent, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the first patent. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to either patent. In late 1999, Johnson & Johnson appealed this decision and a hearing is expected in late 2000.

On May 6, 1997, Ethicon Endosurgery, Inc. sued the Company in Dusseldorf, Germany, alleging that the Company's NIR(R) stent infringes one of Ethicon's patents. On June 23, 1998, the case was stayed following a decision in an unrelated nullity action in which the Ethicon patent was found to be invalid.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint.
A trial is expected to begin in late 2000.

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations. A trial is scheduled to begin in November 2000.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial is scheduled to begin in November 2000.

On June 7, 1999, the Company, SCIMED and Medinol Ltd. (Medinol) filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol are infringed by at least Cordis' CROWN(TM), MINI CROWN(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The case has been transferred to the U.S. District Court for the District of Delaware. A trial is scheduled to begin in May 2001.

On March 24, 2000, the Company (through its subsidiaries) and Medinol filed a cross-border suit against Johnson & Johnson, Cordis and certain of their foreign subsidiaries in The Netherlands alleging Cordis'

BX Velocity(TM) stent delivery system infringes one of Medinol's European patents. In this action, the Company and Medinol requested monetary and injunctive relief covering The Netherlands, Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Portugal and Sweden. A hearing is scheduled for January 12, 2001.

On March 30, 2000, the Company through its subsidiary filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief.

On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis, and a subsidiary of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a patent owned by Medinol and exclusively licensed to the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Company is seeking a preliminary injunction, and a hearing is scheduled for August 3, 2000.

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

On December 18, 1998, AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's MAXXUM(TM) and VIVA!(TM) catheters infringe a patent owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial is scheduled for June 4, 2001.

On March 2, 1999, AVE filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilatation catheters infringe one of AVE's European patents. In this action, AVE requested preliminary relief covering The Netherlands, Germany, the United Kingdom, France and Spain. The Company answered, denying the allegations of the complaint.
On February 16, 2000, the court denied AVE's request for preliminary relief.

On March 10, 1999, the Company through its subsidiary Schneider (Europe) AG filed suit against AVE alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held on January 27, 2000. The Court has delayed its decision pending expert advice.

On April 6, 1999, AVE filed suit against the Company and SCIMED alleging that the Company's NIR(R) stent infringes one of AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief.

A hearing was held in Germany on September 23, 1999, and on November 4, 1999, the court dismissed the complaint. On December 21, 1999, AVE appealed the dismissal and a hearing is scheduled for October 5, 2000.

On May 14, 1999, Medtronic, Inc. (Medtronic) filed suit against the Company and SCIMED alleging that a variety of the Company's NIR(R) stent products infringe a Medtronic patent. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. In February 2000, the court found that the NIR(R) stent products do not infringe Medtronic's patent and the suit was dismissed. Medtronic has appealed the decision.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. A trial is scheduled for June 2001.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against AVE alleging that AVE's S670 rapid exchange coronary stent system infringes a patent licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. The Company is seeking a preliminary injunction. AVE has filed a motion to compel arbitration of the dispute and a hearing on that motion is scheduled for June 16, 2000.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. Following a trial and jury verdict, on February 3, 1999 the court entered a judgment that the Company infringed the Bard patent and awarded damages to Bard in the amount of $10.8 million. The Company was also enjoined from selling the product found to be infringing. The Company had appealed the judgment to the Court of Appeals for the Federal Circuit and is awaiting the Court's decision. The Company no longer markets the accused device.

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Following the purchase of the assets of the Endotech/MinTec companies by the Company, the Company assumed control of the litigation. A final hearing was held on May 12, 1999, and the court held no infringement of the Cook patents. The case was dismissed in June 1999. Cook has appealed the decision. A hearing is scheduled for May 4, 2000.

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999 and a decision was received in September 1999 finding the Company's products infringe the Cook patent. The Company appealed the decision. A hearing is scheduled for April 26, 2001.

On March 18, 1999, Cook filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) coronary stent infringes a certain U.S. patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 14, 1999, Cook filed an amended complaint adding Meadox Medicals, Inc. (Meadox), a wholly owned subsidiary of the Company, as a party to the suit, and adding a breach of contract claim. The Company, SCIMED and Meadox have answered, denying the allegations of the complaint. A trial date is scheduled for May 14, 2001.

On February 3, 1999, the Company filed suit against Influence, Inc. (Influence) alleging that Influence infringes certain of the Company's patents covering the treatment of female urinary incontinence. The suit was filed in the Northern District of California. Influence counterclaimed, alleging that the Company infringes certain Influence patents, also relating to the treatment of female urinary incontence. Both parties are seeking monetary damages and injunctive relief. A trial date is scheduled for January 12, 2001.

On March 27, 2000, American Medical Systems, Inc. (AMS) filed suit against the Company alleging that the Company induces infringement of an AMS patent covering a certain treatment for female uninary incontinence. The complaint also alleges misappropriation of trade secrets and breach of contract. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. The Company intends to answer, denying the allegations of the complaint.

The U.S. Federal Trade Commission (FTC) is investigating the Company's compliance with a Consent Order dated May 5, 1995, pursuant to which the Company licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The Company has been advised that the FTC staff has recommended to the FTC that suit be brought against the Company for alleged violations of the Consent Order. The Company does not believe any violation of the Consent Order has occurred, and has met with the Commission of the FTC to advise them of its position. On February 1, 1999, HP filed a suit in the U.S. District
Court for the District of Massachusetts against the Company alleging violation of the Sherman Antitrust Act and Massachusetts General Laws Chapter 93A and breach of the License Agreement entered into pursuant to the FTC Consent Order. The Company has answered, denying the allegations of the complaint. A trial date has not yet been set.

Beginning November 4, 1998, a number of shareholders of the Company, on behalf of themselves and all others similarly situated, filed purported stockholders' class action suits in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaints principally alleged that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. In August 1999, lead plaintiffs and lead counsel filed a purported consolidated class action complaint adding allegations that the Company issued false and misleading statements with respect to the launch of its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system and the system's subsequent recall. The Company and its officers have filed a motion to dismiss the consolidated complaint. The Plaintiffs have opposed the Company's motion to dismiss the consolidated complaint.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.

The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company. As of March 31, 2000, the potential exposure for litigation-related accruable costs is estimated to range from $41 million to $51 million. The Company's total accrual as of March 31, 2000 for litigation-related reserves was approximately $41 million.

The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more cases in which the Company's products are accused of patent infringement could have a material adverse effect on the Company. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position

Note J - Segment Reporting

Boston Scientific is a worldwide developer, manufacturer and marketer of medical devices for less invasive procedures. The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenues from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally used standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 1999 has been restated based on the Company's standard foreign exchange rates used for 2000. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.


                                                     United                          Emerging
(In millions)                                        States     Europe    Japan      Markets      Total
-------------------------------------------------------------------------------------------------------
Three months ended March 31, 2000
   Net sales                                         $391       $107      $138        $43         $679
   Operating income                                   152         38        92          3          285

Three months ended March 31, 1999
   Net sales                                         $441       $106      $125        $36         $708
   Operating income                                   166         30        77          5          278


A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:


                                                        Three months ended
                                                             March 31,
-------------------------------------------------------------------------------
(In millions)                                           2000            1999
-------------------------------------------------------------------------------

Income before income taxes:
        Total operating income for reportable
              segments                                    $285          $278
        Corporate expenses and foreign exchange           (116)          (89)
                                                         ----------------------
                                                            169           189
        Other expense, net                                 (13)          (38)
                                                         ----------------------
                                                           $156          $151
                                                         ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter were $679 million as compared to $708 million in the first quarter of 1999, a decline of 4%. Net income for the first quarter increased 6% to $106 million as compared $100 million reported in the first quarter of 1999. Earnings per share for the first quarter were $0.26 per share (diluted) compared to $0.25 per share in the first quarter of 1999.

During the first quarter of 2000, United States (U.S.) revenues decreased approximately 11% to $391 million, while international revenues increased approximately 8% to $288 million. Worldwide vascular sales decreased 6% and worldwide nonvascular sales increased 12% compared to the same period in the prior year. The decreases in worldwide and vascular sales were primarily attributable to the decrease of the Company's sales of coronary stents in the U.S. during the first quarter of 2000. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $63 million and $113 million, respectively, during the first quarter of 2000, compared to $105 million and $150 million, respectively, during the first quarter of 1999. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 15% and 20% during the first quarter of 2000 and 1999, respectively.

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. In addition, technology and competitive offerings in the market are constantly changing. The Company's reduction in coronary stent revenues in the U.S. during the first quarter of 2000 reflects this volatility. Stent revenues for 2000 will be impacted by the timing of receipt of FDA approvals to market several new coronary and peripheral stent platforms in the U.S. The Company expects 2000 sales growth to be below the Company's historical rates.

Gross profit as a percentage of net sales increased from 67.5% in the first quarter of 1999 to 68.6% in the first quarter of 2000. The increase in gross margin is primarily due to the Company's improvement in its supply chain management. During 1998, the Company initiated a program to focus on supply chain optimization, and, during 1999, the program was expanded to include a review of manufacturing processes. The program is designed to lower inventory levels and the cost of manufacturing, improve absorption and minimize inventory write-downs. The infrastructure related to the supply chain aspect of the program is substantially in place. During the first quarter of 2000, the Company began to realize some benefits associated with its ability to better manage inventory and lower product costs, resulting in an improved gross margin percentage. However, continued gross margin benefits will not be fully realized until manufacturing processes are addressed, the program has time to develop and until historical inventories are sold. The Company continues to assess its plant network strategy.

Medinol Ltd. (Medinol) supplies the NIR(R) coronary stent, and unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent could adversely affect future operating results of the Company. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. In addition, the volatility of the worldwide coronary stent market and the impact of the timing of receipt of FDA approvals to market new coronary stent platforms could negatively impact the Company's ability to effectively transition its stent inventory. Furthermore, the purchase price of NIR(R) coronary stents, the amount of NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms could significantly impact gross margins. As average selling prices for the NIR(R) stents fluctuate, the Company's cost to purchase the stents will change, because cost is based on a constant percentage of average selling prices. Therefore, if higher-costing NIR(R) stents are being sold as average selling prices are declining, gross margins could be negatively impacted. At March 31, 2000, the Company had approximately $139 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $26 million of NIR(R) stents from Medinol.

Selling, general and administrative expenses increased as a percentage of net sales from 29% in the first quarter of 1999 to 32% in the first quarter of 2000 and increased approximately $7 million from the first quarter of 1999 to $214 million. The increase as a percent of net sales is primarily attributable to the reduction in U.S. coronary stent sales combined with an increase in selling expenses. The increase in expense dollars is primarily attributable to increased costs to strengthen the Company's domestic field sales force and to expand its direct sales presence in international regions.

Amortization expense was approximately $23 million and 3% of net sales during the first quarter of 2000 and 1999. Amortization expense is primarily comprised of the amortization of intangibles related to the purchase of Schneider Worldwide (Schneider).

Royalty expenses increased approximately 10% from $10 million in the first quarter of 1999 to $11 million in 2000. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses were approximately $49 million and 7% percent of net sales during the first quarter of 2000 and 1999. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The Company's research and development projects acquired in connection with the Schneider acquisition are generally progressing in line with cost estimates previously reported in the Company's Annual Report for the year ended December 31, 1999 filed on Form 10-K with the SEC. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

Interest expense decreased from $35 million in the first quarter of 1999 to $21 million in the first quarter of 2000. The overall decrease in interest expense is primarily attributable to a lower average debt balance as the Company continues to repay its outstanding debt.

Other income (expense), net, changed from expense of $3 million in the first quarter of 1999 to income of $8 million in the first quarter of 2000. The change is primarily attributable to a net gain of approximately $7 million recognized on sales of available-for-sale equity securities recorded in the first quarter of 2000.

The Company's effective tax rate decreased from approximately 34% in the first quarter of 1999 to 32% in the first quarter of 2000. The decrease is primarily attributable to changes in the geographic mix of the Company's business.

Uncertainty remains with regard to future changes within the healthcare industry. The trend toward managed care and economically motivated and more sophisticated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to react effectively to the changing environment may impact its bad debt and sales allowances in the future. Further, the U.S. marketplace is increasingly characterized by consolidation among healthcare providers and purchasers of medical devices that prefer to limit the number of suppliers from which they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits. A deterioration in the Japan and/or emerging markets economies may impact the Company's ability to collect its outstanding receivables. Although these factors may impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $79 million at March 31, 2000 compared to $78 million at December 31, 1999. Working capital decreased from current assets equaling current liabilities at December 31, 1999 to current liabilities exceeding current assets by $29 million at March 31, 2000. Cash proceeds during the first quarter of 2000 were generated primarily from operating activities. Cash provided by operating activities increased from $137 million during the first quarter of 1999 to $147 million during the first quarter of 2000. The improvement is primarily attributable to reductions in accounts receivable and inventory. Cash proceeds during the period were offset by the net repayment of approximately $96 million of outstanding debt obligations, purchases of the Company's stock under its systematic plan for approximately $57 million and capital expenditures of approximately $16 million.

At March 31, 2000, the Company had approximately $201 million in revolving credit facility borrowings outstanding at a weighted-average interest rate of 6.06% compared to approximately $421 million of outstanding revolving credit facility borrowings at a weighted-average interest rate of 6.66% at December 31, 1999. In addition, the Company had approximately $399 million of commercial paper outstanding at a weighted-average interest rate of 6.39% at March 31, 2000 compared to approximately $277 million of commercial paper outstanding at a weighted-average interest rate of 6.70% at December 31, 1999.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company does not expect that its short-term borrowings will remain outstanding beyond the next twelve months, and accordingly, the Company has not reclassified any of the short-term borrowings as long-term at March 31, 2000, compared to $108 million of such reclassifications at December 31, 1999.

During the first quarter of 2000, the Company increased its borrowing capacity by 2.5 billion Japanese yen under its uncommitted Japanese credit facilities. The total of these uncommitted Japanese credit facilities provide for borrowings and promissory notes discounting of up to 14.0 billion Japanese yen (translated to approximately $136 million) at March 31, 2000 and 11.5 billion Japanese yen (translated to approximately $112 million) at December 31, 1999.

The Company has recognized net deferred tax assets aggregating $237 million at March 31, 2000, and $238 million at December 31, 1999. The assets relate principally to the establishment of inventory and product related reserves and purchased research and development. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. During the first quarter of 2000, the Company repurchased under its systematic plan approximately 3.0 million shares at an aggregate cost of $57 million. As of March 31, 2000, approximately 28.9 million shares of the Company's common stock had been repurchased under the plan. The Company may also repurchase within its authorization shares outside of the Company's systematic plan. These additional shares would also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans.

Since early 1995, the Company has entered into several transactions involving acquisitions and alliances, certain of which have involved equity investments. As the healthcare environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these acquisitions, the Company has acquired numerous in-process research and development projects. As the Company continues to build its research base in future years, it is reasonable to assume that it will acquire additional research and development platforms. The Company expects that substantially all restructuring and merger-related payments will be made during 2000.

The Company expects to make estimated tax payments in the second quarter of 2000 of approximately $48 million, and to incur capital expenditures of approximately $80 million during the remainder of 2000. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs through the end of 2000.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates among existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates among participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company is addressing the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations.

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


LITIGATION

The Company is involved in various lawsuits, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in the notes to the condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are increasing. Similarly, legal costs associated with non-patent litigation and compliance activities are also rising. Depending upon the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position. The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's decision to voluntarily recall the NIR ON(R) Ranger(TM) with Sox(TM) coronary stent in the U.S. The Company is cooperating fully in the investigation.


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to obtain future benefits from its rationalization plans, including purchased research and development; (b) the process, outlays and plan for the integration of businesses acquired by the Company; (c) the successful implementation of the Company's supply chain and manufacturing process initiatives and the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions; (d) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to changing managed care environment, reimbursement levels and worldwide economic conditions; (e) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, disease state management and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities; (f) the Company's belief that it is well positioned to take advantage of opportunities for growth that exist in the markets it serves, although the Company expects 2000 sales growth to be below the Company's historical rates; (g) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (h) the Company's ability to fund development of purchased technology at currently estimated costs and to realize value assigned to in-process research and development and other intangible assets; (i) the Company's ability to develop and launch products on a timely basis, including products resulting from purchased research and development; (j) risks associated with international operations; (k) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (l) the Company's belief that its net deferred tax assets will be substantially recovered; (m) the ability of the Company to meet its projected cash needs through the end of 2000; (n) the Company's ability to leverage its infrastructure; (o) unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) coronary stent, difficulties in managing inventory relating to new product introductions and the Company's cost to purchase the NIR(R) coronary stent; (p) NIR(R) coronary stent sales as a percentage of worldwide sales in 2000 and the mix of coronary stent platforms; (q) volatility in the coronary stent market and the timing of regulatory approvals to market new coronary and peripheral stent platforms; (r) the development of competing or technologically advanced products by our competitors; (s) the effect of litigation and compliance activities on the Company's legal provision; (t) the impact of stockholder class action, patent, product liability and other litigation, the outcome of the U.S. Department of Justice and Federal Trade Commission investigations, and the adequacy of the Company's product liability insurance; (u) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; and (v) the timing, size and nature of strategic initiatives and research and development platforms available to the Company.

Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results and growth rates of the Company and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive and regulatory conditions, demographic trends, third-party intellectual property, financial market conditions and future business decisions of Boston Scientific and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of Boston Scientific. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Company is exposed to market risk from changes in interest rates and foreign currency exchange rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The program is operated pursuant to documented corporate risk management policies. The Company does not enter into any derivative transactions for speculative purposes.

The Company's floating and fixed rate debt obligations are subject to interest rate risk. A 100 basis point increase in interest rates related to the Company's floating rate borrowings, assuming the amount borrowed remains constant, would result in an annual increase in the Company's then current interest expense of approximately $6 million. A 100 basis point increase in interest rates related to the Company's fixed long-term debt would not result in a material change in its fair value.

The Company enters into forward foreign exchange contracts to hedge its net recognized foreign currency assets and liabilities for periods consistent with commitments, generally one to six months. In addition, upon adoption of the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2000, the Company initiated a program to hedge a portion of its forecasted intercompany transactions with forward foreign exchange contracts. The hedging activity is intended to offset the impact of currency fluctuations on hedged assets, liabilities and forecasted cash flows denominated in foreign currencies. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company had spot and forward foreign exchange contracts outstanding in the total notional amount of $548 million at March 31, 2000. As of March 31, 2000, the Company had recorded approximately $14 million of liabilities to recognize the net fair value of its contracts outstanding on March 31, 2000. The Company's foreign exchange contracts should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets, liabilities and cash flow transactions being hedged.

A sensitivity analysis of changes in the fair value of foreign currency exchange contracts outstanding at March 31, 2000 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $58 million. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. In addition, unhedged foreign currency balance sheet exposures as of March 31, 2000 are not expected to result in a significant loss of earnings or cash flows. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates.

                               OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS


Note I Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

               None.

     (b)       The following reports were filed during the quarter ended March
               31, 2000:

               None.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2000.


                                   BOSTON SCIENTIFIC CORPORATION


                                   By:  /s/ Lawrence C. Best
                                      -----------------------------
                                   Name: Lawrence C. Best
                                   Title: Chief Financial Officer and Senior
                                          Vice President - Finance and
                                          Administration