Form 10-Q
period 2000-06-30
BOSTON SCIENTIFIC CORP
filed 2000-08-15
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ACT OF 1934

       For the quarterly period ended: June 30, 2000


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

         Yes  X                     No
             ---                       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                           Shares Outstanding
         Class                                             as of June 30, 2000
         -----                                             -------------------

Common Stock, $.01 Par Value                                   406,411,393

================================================================================

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)


                                                              June 30,           December 31,
In millions, except share and per share data                    2000                 1999
----------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                      $    44             $    64
   Short-term investments                                                                  14
   Trade accounts receivable, net                                     417                 445
   Inventories                                                        334                 376
   Other current assets                                               164                 156
                                                     -----------------------------------------
         Total current assets                                         959               1,055

Property, plant and equipment                                         938                 940
Less: accumulated depreciation                                        352                 336
                                                     -----------------------------------------
                                                                      586                 604

Excess of cost over net assets acquired, net                          827                 840
Technology - core and developed, net                                  551                 570
Patents, trademarks and other intangibles, net                        335                 316
Investments                                                            90                  55
Other assets                                                          135                 132
                                                     -----------------------------------------
                                                                  $ 3,483             $ 3,572
                                                     =========================================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                                      June 30,          December 31,
In millions, except share and per share data                                            2000                1999
-------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                                    $   249             $   277
   Bank obligations                                                                        194                 323
   Accounts payable and accrued expenses                                                   361                 410
   Income taxes payable                                                                    123                  42
   Other current liabilities                                                                 5                   3
                                                                                -----------------------------------
         Total current liabilities                                                         932               1,055

Long-term debt                                                                             567                 678
Other long-term liabilities                                                                116                 115

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized  600,000,000  shares,
     414,922,050 shares issued at June 30, 2000 and
     December 31, 1999                                                                       4                   4
   Additional paid-in capital                                                            1,212               1,210
   Treasury stock, at cost - 8,510,657 shares at June 30, 2000 and
     5,872,857 shares at December 31, 1999                                                (182)               (126)
   Deferred compensation                                                                   (20)
   Retained earnings                                                                       976                 752
   Accumulated other comprehensive loss                                                   (122)               (116)
                                                                                -----------------------------------
  Total stockholders' equity                                                             1,868               1,724
                                                                                -----------------------------------
                                                                                       $ 3,483             $ 3,572
                                                                                ===================================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                      Three months ended                  Six months ended
                                                                           June 30,                           June 30,
In millions, except per share data                                    2000          1999                2000           1999
---------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $  695        $  726              $1,374         $1,434
Cost of products sold                                                  217           235                 430            465
                                                            -----------------------------        ---------------------------
Gross profit                                                           478           491                 944            969

Selling, general and administrative expenses                           214           204                 428            411
Amortization expense                                                    23            23                  46             46
Royalties                                                               10            13                  21             23
Research and development expenses                                       49            49                  98             98
                                                            -----------------------------        ---------------------------
                                                                       296           289                 593            578
                                                            -----------------------------        ---------------------------
Operating income                                                       182           202                 351            391

Other income (expense):
   Interest expense                                                    (19)          (35)                (40)           (70)
   Other, net                                                            7            (2)                 15             (5)
                                                            -----------------------------        ---------------------------
Income before income taxes                                             170           165                 326            316
Income taxes                                                            48            56                  98            107
                                                            -----------------------------        ---------------------------
Net income                                                          $  122        $  109              $  228         $  209
                                                            =============================        ===========================

Net income per common share - basic                                 $ 0.30        $ 0.27              $ 0.56         $ 0.53
                                                            =============================        ===========================

Net income per common share - assuming dilution                     $ 0.30        $ 0.27              $ 0.55         $ 0.52
                                                            =============================        ===========================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)


In millions, except share data                                              Six Months Ended June 30, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                   Common Stock
                                            ---------------------  Additional                                   Accumulated Other
                                            Shares Issued   Par    Paid-In   Treasury  Deferred       Retained  Comprehensive
                                            (In thousands)  Value  Capital   Stock     Compensation   Earnings  Income (Loss)  Total
                                            ----------------------------------------------------------------------------------------

Balance at December 31, 1999                      414,922    $4     $1,210     $(126)                   $752         $(116)  $1,724
Net income                                                                                               228                    228
Foreign currency translation adjustment                                                                                (15)     (15)
Issuance of common stock                                                (3)       21                      (4)                    14
Issuance of restricted stock                                             2        24         $(26)
Cancellation of restricted stock                                                  (2)           2
Purchases of common stock for treasury                                           (99)                                           (99)
Tax benefit relating to incentive stock
  option and employee stock purchase plans                               3                                                        3
Amortization of deferred compensation                                                           4                                 4
Unrealized gains on derivative
     financial instruments, net                                                                                          4        4
Unrealized gains on equity investments, net                                                                              5        5
                                            ----------------------------------------------------------------------------------------
Balance at June 30, 2000                          414,922    $4     $1,212     $(182)        $(20)      $976         $(122)  $1,868
                                            ========================================================================================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
In millions                                                                              2000            1999
--------------------------------------------------------------------------------------------------------------


Cash provided by operating activities                                                   $ 384           $ 323

Investing activities:
    Purchases of property, plant and equipment, net                                       (33)            (42)
    Payments related to 1998 acquisition                                                                 (128)
    Sales of available-for-sale securities                                                 15
    Payments for acquisitions of and/or investments
       in certain technologies, net                                                       (41)
    Other, net                                                                                             (2)
                                                                                   ---------------------------
Cash used for investing activities                                                        (59)           (172)

Financing activities:
    Net decrease in commercial paper                                                      (28)         (1,816)
    Net (payments on) proceeds from borrowings
       on revolving credit facilities                                                    (244)            992
    Proceeds from issuances of shares of common stock,
       net of tax benefits                                                                 17             674
    Acquisitions of treasury stock                                                        (99)
    Other, net                                                                             12              (1)
                                                                                   ---------------------------
Cash used for financing activities                                                       (342)           (151)
Effect of foreign exchange rates on cash                                                   (3)             (1)
                                                                                   ---------------------------
Net decrease in cash and cash equivalents                                                 (20)             (1)
Cash and cash equivalents at beginning of period                                           64              70
                                                                                   ---------------------------
Cash and cash equivalents at end of period                                              $  44           $  69
                                                                                   ===========================


       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2000

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

For the three months ended June 30, 2000 and 1999, the Company's comprehensive income was $120 million and $93 million, respectively. For the six months ended June 30, 2000 and 1999, the Company's comprehensive income was $222 million and $163 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:


                                                                                  Three Months                 Six Months
                                                                                 Ended June 30,              Ended June 30,
(In millions, except share and per share data)                                 2000          1999          2000           1999
-------------------------------------------------------------------------- ------------- ------------- -------------- -------------
Basic:
  Net income                                                                      $ 122         $ 109          $ 228         $ 209
                                                                           ------------- ------------- -------------- -------------
  Weighted average shares outstanding (in thousands)                            406,573       397,684        407,376       396,228

                                                                           ------------- ------------- -------------- -------------
  Net income per common share                                                     $0.30         $0.27          $0.56         $0.53

                                                                           ============= ============= ============== =============


Assuming dilution:
  Net income                                                                       $122          $109           $228          $209

                                                                           ------------- ------------- -------------- -------------
  Weighted average shares outstanding (in thousands)                            406,573       397,684        407,376       396,228

  Net effect of dilutive stock-based compensation (in thousands)                  3,909         9,061          3,544         8,045

                                                                           ------------- ------------- -------------- -------------
  Total (in thousands)                                                          410,482       406,745        410,920       404,273

                                                                           ------------- ------------- -------------- -------------
  Net income per common share                                                     $0.30         $0.27          $0.55         $0.52

                                                                           ============= ============= ============== =============

Note D - Change in Estimated Effective Tax Rate

The Company changed its estimate of its 2000 effective tax rate from approximately 32% to 30% in the second quarter of 2000. The decrease is primarily attributable to changes in the geographic mix of the Company's business. The cumulative effect of this reduction resulted in an increase in the Company's net income during the second quarter of approximately $7 million, or $0.02 per share (diluted), of which approximately $3 million, or $0.01 per share, represents the impact for the first quarter of 2000.

Note E - Restructuring and Merger-Related Charges

At June 30, 2000, the Company had an accrual for restructuring and merger-related charges of $21 million. The details and activity of the accrual during the six months ended June 30, 2000 is summarized in the following table:


                                            Balance at        Charges        Balance at
                                           December 31,     Utilized in       June 30,
(In millions)                                  1999             2000            2000
------------------------------------------------------------------------------------------


1995 AND 1996 RESTRUCTURING AND MERGER-
RELATED INITIATIVES:

Facilities                                            $ 3                              $ 3
Workforce reductions                                    4                                4
Other costs                                             3                                3
                                         ----------------- --------------- ----------------
                                                      $10                              $10
                                         ================= =============== ================

1998 SCHNEIDER PURCHASE PRICE
ADJUSTMENTS:

Workforce reductions                                  $13           $(10)               $3
Contractual commitments                                 6             (1)                5
                                         ----------------- --------------- ----------------
                                                      $19           $(11)               $8
                                         ================= =============== ================


1998 RESTRUCTURING AND MERGER-
RELATED INITIATIVES:

Workforce reductions                                   $2            $(1)               $1
Asset write-downs                                       4             (3)                1
Other costs                                             1                                1
                                         ----------------- --------------- ----------------
                                                       $7            $(4)               $3
                                         ================= =============== ================

TOTAL :

Facilities                                            $ 3                              $ 3
Workforce reductions                                   19           $(11)                8
Contractual commitments                                 6             (1)                5
Asset write-downs                                       4             (3)                1
Other costs                                             4                                4
                                         ----------------- --------------- ----------------
                                                      $36           $(15)              $21
                                         ================= =============== ================

Amounts remaining for 1996 and prior restructuring and merger-related initiatives relate primarily to costs associated with rationalized facilities and statutory benefits that are subject to litigation.

Note F - Borrowings and Credit Arrangements

On June 20, 2000, the Company increased the multicurrency borrowing sublimit under its $1.0 billion credit facility that expires in June 2002 from $100 million to $300 million. As a result of the increase, at June 30, 2000, the Company refinanced approximately $100 million of additional U.S. dollar credit facility borrowings to euro and Japanese yen denominated borrowings at lower interest rates. During 2000, the Company increased its borrowing capacity under its uncommitted Japanese credit facilities. These facilities provided for borrowings and promissory notes discounting of up to 15.0 billion Japanese yen (translated to approximately $141 million) and 11.5 billion Japanese yen (translated to approximately $112 million) at June 30, 2000 and December 31, 1999, respectively.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company does not expect that its short-term borrowings will remain outstanding beyond the next twelve months, and, accordingly, the Company has not reclassified any of the short-term borrowings as long-term at June 30, 2000, compared to $108 million of such reclassifications at December 31, 1999.


Note G - Inventories

The components of inventory consist of the following:

                      June 30,     December 31,
(In millions)           2000           1999
------------------------------------------------
Finished goods          $ 157           $194
Work-in-process            54             60
Raw materials             123            122
                      --------------------------
                        $ 334           $376
                      ==========================

At June 30, 2000, the Company had approximately $129 million of net NIR(R) coronary stent inventory, which is supplied by Medinol Ltd. (Medinol), and was committed to purchase approximately $53 million of NIR(R) stents from Medinol. Delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company.

Note H - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. During the first half of 2000, the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $99 million under its systematic plan. As of June 30, 2000, approximately 31 million shares of the Company's common stock have been repurchased under the plan. Under the authorization, the Company may also repurchase shares outside of the Company's systematic plan. These additional shares would also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans.

On January 3, 2000, the Company granted under its 1992 and 1995 Long-Term Incentive Plans approximately 1.1 million shares of its common stock to certain employees subject to certain forfeiture restrictions. The purpose of the program was to help retain key employees. The market value of these shares was approximately $26 million on the date of issuance and the vesting period is three years. This amount was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being amortized to expense over the vesting period, and such expense amounted to approximately $2 million and $4 million for the three and six months ended June 30, 2000, respectively. During the six months ended June 30, 2000, approximately 85,000 shares of restricted stock were forfeited.


Note I - Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 is effective for all fiscal years beginning after June 15, 2000, although earlier application is permitted as of the beginning of any fiscal quarter. The Company adopted SFAS 133 as of January 1, 2000. The Company recorded an immaterial transition adjustment upon adoption of this Statement.

Upon adoption of SFAS 133, the Company initiated a program to hedge a portion of its forecasted intercompany and third party transactions with forward foreign exchange contracts. These contracts are entered into to reduce the risk that the Company's cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, to be recorded in accumulated other comprehensive income/(loss) (AOCI) until the third party transaction associated with the hedged forecasted transaction occurs. Once the third party transaction associated with the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge will be reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third party transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize any material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the six months ended June 30, 2000.

The Company recognized a net gain of approximately $2 million and $3 million in earnings from derivative instruments designated as cash flow hedges of forecasted transactions during the three and six month periods ended June 30, 2000, respectively. All of the derivative instruments, designated as cash flow hedges, outstanding at June 30, 2000 mature within the subsequent 24-month period. As of June 30, 2000, approximately $4 million of unrealized net gains have been recorded in AOCI, net of tax, to recognize the fair value of derivative instruments that are designated as cash flow hedges. Of this amount, a gain of approximately $3 million, net of tax, is expected to be reclassified to earnings within the next twelve months.

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

In June, 2000, the FASB issued certain interpretations of SFAS 133 that affect the accounting for cash flow hedges of forecasted intercompany transactions in a manner which is not consistent with the intended accounting under the Company's current hedging strategy. As a result, effective July 1, 2000, the Company removed the cash flow hedge designation from a portion of its derivative instruments that mature on various dates over the next five months. Additionally, the FASB issued Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133", which the Company will be required to adopt in the third quarter of 2000. The Company is in the process of determining the effect of adoption of SFAS 138 on its consolidated financial statements and related disclosures.

Note J - New Accounting Standard

In December  1999, the  Securities  and Exchange  Commission  (SEC) issued Staff
Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which the Company will be required to adopt in the fourth quarter of 2000. The Company is in the process of determining the effect of adoption of SAB No. 101 on its consolidated financial statements and related disclosures.

Note K - Commitments and Contingencies


On May 16, 2000, the Company entered into an agreement with Guidant Corporation (Guidant) to settle all outstanding litigation between the two companies and their affiliates. The Company and Guidant had pending a number of lawsuits in the U.S. and Europe in which each had accused the other of patent infringement. The litigation involves coronary stent delivery systems and dilatation catheters. As part of the settlement, the companies agreed to license certain patents to each other. In addition, the companies agreed to specified financial terms depending upon the ultimate resolution of Guidant's August 12, 1998 lawsuit against the Company filed in Indiana related to the Company's NIR(R) stent and of the Company's May 31, 1994 lawsuit against Guidant in California related to Guidant's RX ELIPSE(TM) PTCA catheter and RX MULTILINK(TM) stent delivery system (described below). All other disputes between the parties were dismissed.

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant, alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) stent delivery system to its complaint. On June 6, 1999, the Court granted summary judgment in favor of ACS affirming that SCIMED's patents were not infringed. SCIMED has appealed the judgment.

On August 12, 1998, ACS and an affiliate of ACS filed suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes five patents owned by ACS. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking injunctive and monetary relief. On June 28, 2000, the Court granted the Company's motion to dismiss the action. ACS has appealed the decision.

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

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint. A trial is expected to begin in 2001.

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

On March 30, 2000, the Company through its subsidiary filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing is scheduled for March 15, 2001.

On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis, and a subsidiary of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a patent owned by Medinol and exclusively licensed to the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Company is seeking a preliminary injunction, and a hearing was held on August 3, 2000.

On August 13, 1998, Arterial Vascular Engineering, Inc., now named Medtronic AVE Inc. (AVE), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, AVE amended the complaint to include a third patent. The Company and SCIMED have answered, denying the allegations of the complaint. Trial is expected to begin on January 7, 2002.

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

On March 2, 1999, AVE filed a cross-border suit in The Netherlands against the Company and various subsidiaries of the Company including SCIMED, alleging that the Company's MAXXUM(TM), MAXXUM(TM) ENERGY, MAXXUM(TM) 29 MM, NIR(R) Primo(TM), VIVA!(TM), EXPRESS PLUS and EXPRESS PLUS II balloon dilatation catheters infringe one of AVE's European patents. In this action, AVE requested preliminary relief covering The Netherlands, Germany, the United Kingdom, France and Spain. The Company answered, denying the allegations of the complaint. On February 16, 2000, the court denied AVE's request for preliminary relief. On May 30, 2000, the case was dismissed following the revocation of AVE's European patent by the European Patent Office.

On March 10, 1999, the Company through its subsidiary Schneider (Europe) AG filed suit against AVE alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held on January 27, 2000. The Court has delayed its decision pending expert advice and on May 15, 2000, the Court appointed a technical expert.

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

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against AVE alleging that AVE's S670 rapid exchange coronary stent system infringes a patent licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. The Company is seeking a preliminary injunction. AVE has filed a motion to compel arbitration of the dispute and on July 19, 2000, the motion was granted.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. Following a trial and jury verdict, on February 3, 1999 the court entered a judgment that the Company infringed the Bard patent and awarded damages to Bard in the principal amount of $10.8 million. The Company was also enjoined from selling the product found to be infringing. The Company had appealed the judgment to the Court of Appeals for the Federal Circuit. On July 7, 2000, the Court of Appeals for the Federal Circuit affirmed the lower Court's decision. The Company has filed a petition for a rehearing. The Company no longer markets the accused device.

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Following the purchase of the assets of the Endotech/MinTec companies by the Company, the Company assumed control of the litigation. A final hearing was held on May 12, 1999, and the court held no infringement of the Cook patents. The case was dismissed in June 1999. Cook has appealed the decision. A hearing is was held on May 4, 2000. On July 27, 2000, the Court stayed the action pending the outcome of a nullity action filed by the Company against the patent.

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

On May 19, 2000, the Company and SCIMED filed suit against a subsidiary of Cook alleging that Cook's MBL-4(TM), MBL-6(TM), MBL-4-XL(TM) and MBL-6-OV(TM) ligating devices infringe three of the Company's patents. The suit was filed in the U.S. District Court for the District of

Massachusetts seeking monetary damages and injunctive relief. Cook counterclaimed seeking declaratory judgment that the Company's patents are invalid and unenforceable and Cook's products do not infringe the Company's patents. A hearing on the Company's request for a preliminary injunction is expected in September 2000.

On February 3, 1999, the Company filed suit against Influence, Inc. (Influence) alleging that Influence infringes certain of the Company's patents covering the treatment of female urinary incontinence. The suit was filed in the Northern District of California. Influence counterclaimed, alleging that the Company infringes certain Influence patents, also relating to the treatment of female urinary incontinence. Both parties are seeking monetary damages and injunctive relief. On July 7, 2000, the Court ruled that Influence was not the proper owner of one of the patents. A trial date is scheduled for January 12, 2001.

On March 27, 2000, American Medical Systems, Inc. (AMS) filed suit against the Company alleging that the Company induces infringement of an AMS patent covering a certain treatment for female urinary incontinence. The complaint also alleges misappropriation of trade secrets and breach of contract. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint.

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

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail (TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. Dr. Bonzel has also provided a notice of breach of the agreement which could lead to its termination. The Company has not yet answered, but intends to vigorously defend the complaint.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.

The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company. As of June 30, 2000, the potential exposure for litigation-related accruable costs is estimated to range from $35 million to $50 million. The Company's total accrual as of June 30, 2000 for litigation-related reserves was approximately $35 million. As of June 30, 2000, the range of loss for reasonably possible contingencies that can be estimated is $0 to $20 million.

The Company believes that it has meritorious defenses against claims that it has infringed patents of others. However, there can be no assurance that the Company will prevail in any particular case. An adverse outcome in one or more cases in which the Company's products are accused of patent infringement could have a material adverse effect on the Company. Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position

Note L - Segment Reporting

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


                                                     United                             Inter-
(In millions)                                        States     Europe    Japan    Continental     Total
-------------------------------------------------- --------- ---------- -------- -------------- ---------

Three months ended June 30, 2000
   Net sales                                         $414      $104      $138         $44       $  700
   Operating income                                   166        35        89           3          293

Three months ended June 30, 1999
    Net sales                                        $455      $110      $129         $42       $  736
    Operating income                                  183        34        75           7          299

Six months ended June 30, 2000
   Net sales                                         $805      $211      $276         $87       $1,379
   Operating income                                   318        73       181           6          578

Six months ended June 30, 1999
   Net sales                                         $896      $216      $254         $78       $1,444
   Operating income                                   350        64       152          12          578


A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:


                                                             Three months ended         Six months ended
                                                                  June 30,                   June 30,
-------------------------------------------------------------------------------------------------------------
( In millions)                                              2000         1999         2000          1999
-------------------------------------------------------------------------------------------------------------
Net sales:
        Total net sales for reportable segments               $700          $736       $1,379       $1,444
        Foreign exchange                                        (5)          (10)          (5)         (10)
                                                        -----------------------------------------------------
                                                              $695          $726       $1,374       $1,434
Income before income taxes:
        Total operating income for reportable
               segments                                       $293          $299       $  578       $  578
        Corporate expenses and foreign exchange               (111)          (97)        (227)        (187)
                                                        -----------------------------------------------------
                                                               182           202          351          391

        Other expense, net                                     (12)          (37)         (25)         (75)
                                                        -----------------------------------------------------
                                                              $170          $165       $  326       $  316
                                                        =====================================================

Note M - Subsequent Event

In July 2000, the Company announced a global operations plan, which encompasses a series of strategic initiatives to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. Based upon preliminary estimates, the plant optimization initiative is expected to result in pre-tax charges of approximately $70 million ($45 million after-tax) in 2000. As the Company has now announced the plan, a more detailed assessment of costs and savings is being performed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second quarter were $695 million as compared to $726 million in the second quarter of 1999, a decline of 4%. Net income for the second quarter increased 12% to $122 million as compared to $109 million reported in the second quarter of 1999. Earnings per share for the second quarter were $0.30 per share (diluted) compared to $0.27 per share in the second quarter of 1999. Net sales for the six months ended June 30, 2000 were $1,374 million as compared to $1,434 million in the first half of 1999, a decline of 4%. Net income for the six months ended June 30, 2000 increased 9% to $228 million, or $0.55 per share (diluted). This compares to net income of $209 million, or $0.52 per share, reported in the first half of 1999. The increase in net income is due primarily to an improvement in gross margins, a decrease in interest expense as the Company continues to pay down its debt obligations, and a reduction in the Company's effective tax rate.

During the second quarter of 2000, United States (U.S.) revenues decreased approximately 9% to $414 million, while international revenues increased approximately 4% to $281 million compared to the same period in the prior year. Worldwide vascular sales decreased 6% and worldwide nonvascular sales increased 11% compared to the same period in the prior year. The decreases in worldwide and vascular sales were primarily attributable to the decrease of the Company's sales of coronary stents in the U.S. during the second quarter of 2000. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $78 million and $123 million, respectively, during the second quarter of 2000, compared to $106 million and $155 million, respectively, during the second quarter of 1999. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 17% and 20% during the second quarters of 2000 and 1999, respectively.

U.S. revenues decreased approximately 10% to $805 million during the six months ended June 30, 2000, while international revenues increased approximately 6% to $569 million compared to the same period in the prior year. Worldwide vascular sales decreased 6% and worldwide nonvascular sales increased 12% compared to the same period in the prior year. The decreases in worldwide and vascular sales were primarily attributable to the decrease of the Company's sales of coronary stents in the U.S. during the first half of 2000. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $141 million and $236 million, respectively, during the six months ended June 30, 2000, compared to $210 million and $305 million, respectively, during the same period in the prior year. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 16% and 20% during the first half of 2000 and 1999, respectively.

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. In addition, technology and competitive offerings in the market are constantly changing. The Company's reduction in coronary stent revenues in the U.S. throughout the first half of 2000 reflects this volatility. Stent revenues for 2000 and beyond will be impacted by the timing of receipt of regulatory approvals to market several new coronary and peripheral stent platforms in the U.S. and international markets.

The Company expects that net sales during the second half of 2000 will be relatively flat as compared to those of 1999.

Gross profit as a percentage of net sales increased from 67.6% in the second quarter of 1999 to 68.8% in the second quarter of 2000, and increased from 67.6% in the first half of 1999 to 68.7% in the first half of 2000. The increase in the Company's gross margin percentage is primarily due to benefits that the Company realized through its ability to better manage inventory and lower product costs, and from favorable foreign exchange rate movements. These benefits were partially offset by a shift in the Company's product sales mix.

Medinol Ltd. (Medinol) supplies the NIR(R) coronary stent, and unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory, could adversely affect the operating results and/or revenues of the Company. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. In addition, the volatility of the worldwide coronary stent market and the impact of the timing of receipt of regulatory approvals to market new coronary stent platforms could negatively impact the Company's ability to effectively transition to new products. Specifically, the Company's ability to effectively manage its mix and levels of inventory including consignment inventory resulting from product transitions will be critical in minimizing excess inventories. Furthermore, the purchase price of NIR(R) coronary stents, the amount of NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms could significantly impact gross margins. As average selling prices for the NIR(R) stents fluctuate, the Company's cost to purchase the stents will change, because cost is based on a constant percentage of average selling prices. Therefore, if higher-costing NIR(R) stents are being sold as average selling prices are declining, gross margins could be negatively impacted. Additionally, the Company expects that its gross margin percentages will be negatively impacted as the Company launches more expensive gold-coated stents and stents with higher costing delivery systems. At June 30, 2000, the Company had approximately $129 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $53 million of NIR(R) stents from Medinol. The Company's ability to manage its relationship with Medinol could impact the future operating results of the Company.

In July 2000, the Company announced a global operations plan, which encompasses a series of strategic initiatives to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The manufacturing process and supply chain programs are designed to lower inventory levels and the cost of manufacturing, improve absorption and minimize inventory write-downs. The infrastructure related to the supply chain program is substantially in place. However, gross margin benefits will not be fully realized until manufacturing processes are addressed and have time to develop, and until historical inventories are sold.

The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines, shifting significant amounts of production to company facilities in Miami and Ireland and to contract manufacturing. It will also concentrate research and development activities in a smaller number of specialized facilities. Based upon preliminary estimates, the plant optimization initiative is expected to result in pre-tax charges of approximately $70 million ($45 million after-tax) in 2000. The estimated charges are expected to be recorded as $50 million in special charges and $20 million as cost of sales. The Company expects that it will make cash outlays related to the initiative of approximately $15 million during the second half of 2000, which the Company anticipates will be funded from cash flows from operating activities. The Company's objective is to complete all significant actions related to the plant optimization initiative within 18 months. The success of the initiative may be dependent on the Company's ability to retain employees during the transition period.

The global operations plan is estimated to achieve pre-tax operating savings of $110 million ($70 million after-tax) in 2001, $220 million ($145 million after-tax) in 2002 and $250 million ($180 million after-tax) in annualized savings thereafter. These savings will be realized, primarily, as reduced cost of sales. The Company intends to use a portion of these savings that are generated to increase its investment in research and development.

The amounts discussed above relating to the Company's global operations plan, including those relating to the plant optimization initiative, are estimates. As the Company has now announced the plan, a more detailed assessment of costs and savings is being performed. The Company anticipates that this assessment will be completed and approved by the appropriate levels of management by the end of the third quarter.

Selling, general and administrative expenses increased as a percentage of net sales from 28% in the second quarter of 1999 to 31% in the second quarter of 2000 and increased approximately $10 million from the second quarter of 1999 to $214 million. Selling, general and administrative expenses increased as a percentage of net sales from 29% in the first half of 1999 to 31% in the first half of 2000 and increased approximately $17 million from the first half of 1999 to $428 million. The increase as a percent of net sales is primarily attributable to the reduction in sales combined with an increase in selling expenses. The increase in expense dollars is primarily attributable to increased costs to strengthen the Company's domestic field sales force and to expand its direct sales presence in international regions. Additionally, in light of the Company's flat sales forecasted for the second half of 2000 and the current competitive economic environment, the Company's ability to retain its established sales force, particularly in the U.S., and control operating expenses may impact the operating results of the Company.

Amortization expense was approximately $23 million and 3% of net sales during the second quarter of 2000 and 1999. Amortization expense was approximately $46 million and 3% of net sales during the six months ended June 30, 2000 and 1999. Amortization expense is primarily comprised of the amortization of intangibles related to the purchase of Schneider Worldwide (Schneider).

Royalty expenses decreased approximately 23% from $13 million in the second quarter of 1999 to $10 million in 2000. Royalty expenses decreased approximately 9% from $23 million in the six months ended June 30, 1999 to $21 million in the six months ended June 30, 2000. The decrease in royalty expenses is primarily due to non-recurring payments of approximately $3 million, which the Company made in the second quarter of 1999. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses were approximately $49 million and 7% of net sales during the second quarter of 2000 and 1999. Research and development expenses were approximately $98 million and 7% of net sales and during the first half of 2000 and 1999. In the second quarter of 2000, the brachytherapy project acquired in connection with the Schneider acquisition was discontinued due to system performance issues. The Company's next generation aortic aneurysmal disease research and development project is generally progressing in line with cost estimates previously reported in the Company's Annual Report filed on Form 10-K with the SEC for the year ended December 31, 1999. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

Interest expense decreased from $35 million in the second quarter of 1999 to $19 million in the second quarter of 2000. Interest expense decreased from $70 million during the six months ended June 30, 1999 to $40 million during the six months ended June 30, 2000. The overall decrease in interest expense is primarily attributable to a lower average debt balance as the Company continues to repay outstanding debt.

Other income (expense), net, changed from expense of $2 million in the second quarter of 1999 to income of $7 million in the first quarter of 2000. Other income (expense), net, changed from expense of $5 million in the first half of 1999 to income of $15 million in the first half of 2000. The change is primarily attributable to net gains recognized on sales of available-for-sale equity securities. During the second quarter of 2000, and during the first half of 2000, the Company recognized gains on available-for-sale securities of approximately $7 million and $14 million, respectively.

The Company's effective tax rate decreased from approximately 34% in the first half of 1999 to 30% in the first half of 2000. The decrease is primarily attributable to changes in the geographic mix of the Company's business.

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

International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits. Deterioration in the Japan and/or emerging markets economies may impact the Company's ability to collect its outstanding receivables. Although these factors may impact the rate at which Boston Scientific can grow, the Company believes that it is well positioned to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $44 million at June 30, 2000 compared to $78 million at December 31, 1999. Working capital increased from current assets equaling current liabilities at December 31, 1999 to working capital of $27 million at June 30, 2000. Cash proceeds during the first half of 2000 were generated primarily from operating activities. Cash proceeds during the period were offset by the net repayment of approximately $265 million of outstanding debt obligations, purchases of the Company's common stock under its systematic plan of approximately $99 million, payments for acquisitions of and investments in certain technologies of approximately $41 million and capital expenditures of approximately $35 million.

On June 20, 2000, the Company increased the multicurrency borrowing sublimit under its $1.0 billion credit facility that expires in June 2002 from $100 million to $300 million. As a result of the increase, at June 30, 2000, the Company refinanced approximately $100 million of additional U.S. dollar credit facility borrowings to euro and Japanese yen denominated borrowings at lower interest rates. During 2000, the Company increased its borrowing capacity under its uncommitted Japanese credit facilities. These facilities provided for borrowings and promissory notes discounting of up to 15.0 billion Japanese yen (translated to approximately $141 million) and 11.5 billion Japanese yen (translated to approximately $112 million) at June 30, 2000 and December 31, 1999, respectively.

The Company has a $600 million 364-day credit facility that expires in September 2000. The Company is in the process of seeking an extension of this facility for another 364 days. The Company believes that it will be successful in obtaining the extension in the near term.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company does not expect that its short-term borrowings will remain outstanding beyond the next twelve months, and, accordingly, the Company has not reclassified any of the short-term borrowings as long-term at June 30, 2000, compared to $108 million of such reclassifications at December 31, 1999.

The Company has recognized net deferred tax assets aggregating $234 million at June 30, 2000, and $238 million at December 31, 1999. The assets relate principally to the establishment of inventory and product related reserves and purchased research and development. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. During the first half of 2000, the Company repurchased approximately 4.8 million shares at an aggregate cost of approximately $99 million under its systematic plan. As of June 30, 2000, approximately 31 million shares of the Company's common stock have been repurchased under the plan. Under the authorization, the Company may also repurchase shares outside of the Company's systematic plan. These additional shares would also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans.

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

The Company expects to incur capital expenditures of approximately $55 million during the remainder of 2000 and to make estimated tax payments in the second half of 2000 of approximately $50 million. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including restructuring and merger-related initiatives, through the end of 2000.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates among existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates among participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company has addressed and continues to address the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations.

Management currently believes that the euro will not have a material impact related to its overall business in Europe or elsewhere. The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of the Company to price its products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. However, uncertainty exists as to the effects the euro will have on the marketplace.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to timely implement the global operations plan within its cost estimates, to retain employees as it implements its plant optimization initiative and to achieve estimated operating savings; (b) the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions; (c) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to changing managed care environment, reimbursement levels and worldwide economic conditions; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, disease state management and economically motivated buyers, healthcare cost containment, more stringent regulatory requirements and more vigorous enforcement activities;
(e) the Company's belief that it is well positioned to take advantage of opportunities that exist in the markets it serves, although the Company expects that net sales during the second half of 2000 will be relatively flat as compared to those of 1999; (f) the Company's ability to retain its established sales force and control operating expenses; (g) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (h) the Company's ability to fund development of purchased technology at currently estimated costs and to realize value assigned to in-process research and development and other intangible assets; (i) the Company's ability to increase its investment in research and development and to develop and launch products on a timely basis, including products resulting from purchased research and development; (j) risks associated with international operations; (k) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (l) the Company's ability to maintain its effective tax rate at 30% for 2000 and to substantially recover its net deferred tax assets; (m) the ability of the Company to meet its projected cash needs through the end of 2000; (n) the Company's ability to leverage its infrastructure; (o) the ability of the Company to manage its relationship with Medinol; (p) unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) coronary stent inventory, difficulties in managing inventory relating to new product introductions and the Company's cost to purchase the NIR(R) coronary stent; (q) NIR(R) coronary stent sales as a percentage of worldwide sales in 2000 and the mix of coronary stent platforms; (r) volatility in the coronary stent market and the timing of regulatory approvals to market new coronary and peripheral stent platforms; (s) the development of competing or technologically advanced products by our competitors; (t) the effect of litigation and compliance activities on the Company's legal provision; (u) the impact of stockholder class action, patent, product liability and other litigation, the outcome of the U.S. Department of Justice and Federal Trade Commission investigations, and the adequacy of the Company's product liability insurance; (v) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations;
(w) the Company's expectation that it will renew its $600 million revolving credit facility; and (x) the timing, size and nature of strategic initiatives and research and development platforms available to the Company.

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

The Company's floating and fixed rate debt obligations are subject to interest rate risk. As of June 30, 2000, a 100 basis point increase in interest rates related to the Company's floating rate borrowings, assuming the amount borrowed remains constant, would result in an annual increase in the Company's then current interest expense of approximately $5 million. A 100 basis point increase in interest rates related to the Company's fixed long-term debt would not result in a material change in its fair value.

The Company enters into forward foreign exchange contracts to hedge its net recognized foreign currency assets and liabilities for periods consistent with commitments, generally one to six months. In addition, upon adoption of the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2000, the Company initiated a program to hedge a portion of its forecasted intercompany and third party transactions with forward foreign exchange contracts. Hedging activity is intended to offset the impact of currency fluctuations on hedged assets, liabilities and forecasted cash flows denominated in foreign currencies. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company had spot and forward foreign exchange contracts outstanding in the total notional amount of $634 million at June 30, 2000. As of June 30, 2000, the Company had recorded approximately $7 million of assets and $2 million of liabilities to recognize the fair value of its contracts outstanding on June 30, 2000. Foreign exchange contracts that hedge net recognized foreign currency assets and liabilities should not subject the Company to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the assets and liabilities being hedged. Hedges of anticipated transactions may subject the income statement to volatility. Derivative instruments whose cash flow hedge designation were removed effective July 1, 2000 may subject the Company to risk from exchange rate movements as these contracts mature over the next five months.

A sensitivity analysis of changes in the fair value of foreign currency exchange contracts outstanding at June 30, 2000 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $56 million. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates.

                                     PART II
                                OTHER INFORMATION

ITEM 1:           LEGAL PROCEEDINGS

Note K Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report are incorporated herein by reference.

ITEM 4:           SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders of the Company was held on May 9, 2000, to consider and vote upon proposals to (i) elect three Class II Directors of the Company to hold office until the 2003 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal, and (ii) to approve and adopt the Company's 2000 Long-Term Incentive Plan. John E. Abele, Joel L. Fleishman and Lawrence L. Horsch were elected as Class II Directors of the Company by a vote of 342,131,178, 342,084,788, and 342,143,683 for, respectively, and 4,846,464, 4,892,854 and 4,833,959 withheld, respectively.
                  The Company's 2000 Long-Term Incentive Plan was approved and adopted by a vote of 277,991,690 for, 67,453,937 against and 1,532,015 abstained.


ITEM 6:           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.1 Form of Second Amendment to the Second Amended and Restated Credit Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of June 20, 2000.

         (b) The following reports were filed during the quarter ended June 30, 2000:

                  None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2000.


                                  BOSTON SCIENTIFIC CORPORATION


                                  By:      /s/ Lawrence C. Best
                                     -------------------------------------------
                                  Name:  Lawrence C. Best
                                  Title: Chief Financial Officer and Senior Vice
                                         President - Finance and Administration