Form 10-Q
period 2000-09-30
BOSTON SCIENTIFIC CORP
filed 2000-11-13
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q


      /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES ACT OF 1934

            For the quarterly period ended: September 30, 2000


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

         Yes  X               No
             ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                       Shares Outstanding as
         Class                                         of September 30, 2000
         -----                                         ---------------------

Common Stock, $.01 Par Value                                 405,292,405

================================================================================

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                        September 30,   December 31,
In millions, except share and per share data                 2000          1999
--------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                $   45        $   64
   Short-term investments                                        5            14
   Trade accounts receivable, net                              395           445
   Inventories                                                 327           376
   Other current assets                                        163           156
                                                            ------        ------
         Total current assets                                  935         1,055

Property, plant and equipment                                  939           940
Less: accumulated depreciation                                 370           336
                                                            ------        ------
                                                               569           604

Excess of cost over net assets acquired, net                   820           840
Technology - core and developed, net                           541           570
Patents, trademarks and other intangibles, net                 333           316
Investments                                                     79            55
Other assets                                                   136           132
                                                            ------        ------
                                                            $3,413        $3,572
                                                            ======        ======










       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)


                                                                               September 30,  December 31,
In millions, except share and per share data                                       2000          1999
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                               $    98       $   277
   Bank obligations                                                                   196           323
   Accounts payable                                                                    65            92
   Accrued expenses                                                                   274           286
   Accrual for restructuring and merger-related charges                                41            32
   Income taxes payable                                                               124            42
   Other current liabilities                                                            5             3
                                                                                  -------       -------
         Total current liabilities                                                    803         1,055

Long-term debt                                                                        566           678
Other long-term liabilities                                                           110           115

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $.01 par value - authorized 600,000,000 shares, 414,922,050
      shares issued at September 30, 2000 and December 31, 1999                         4             4
   Additional paid-in capital                                                       1,210         1,210
   Treasury stock, at cost - 9,629,645 shares at September 30, 2000 and
      5,872,857 shares at December 31, 1999                                          (197)         (126)
   Deferred compensation                                                              (18)
   Retained earnings                                                                1,058           752
   Accumulated other comprehensive loss                                              (123)         (116)
                                                                                  -------       -------
   Total stockholders' equity                                                       1,934         1,724
                                                                                  -------       -------
                                                                                  $ 3,413       $ 3,572
                                                                                  =======       =======


















       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                      Three months ended           Nine months ended
                                                          September 30,               September 30,
In millions, except per share data                     2000          1999          2000          1999
------------------------------------------------------------------------------------------------------

Net sales                                            $   652       $   691       $ 2,026       $ 2,125
Cost of products sold                                    200           283           630           748
                                                     -------       -------       -------       -------
Gross profit                                             452           408         1,396         1,377

Selling, general and administrative expenses             216           220           644           631
Amortization expense                                      23            23            69            69
Royalties                                                 10            12            31            35
Research and development expenses                         48            48           146           146
Special charges (credits)                                 23           (10)           23           (10)
                                                     -------       -------       -------       -------
                                                         320           293           913           871
                                                     -------       -------       -------       -------
Operating income                                         132           115           483           506

Other income (expense):
   Interest expense                                      (16)          (26)          (56)          (96)
   Other, net                                              3            (5)           18           (10)
                                                     -------       -------       -------       -------

Income before income taxes                               119            84           445           400
Income taxes                                              34            29           132           136
                                                     -------       -------       -------       -------
Net income                                           $    85       $    55       $   313       $   264
                                                     =======       =======       =======       =======

Net income per common share - basic                  $  0.21       $  0.13       $  0.77       $  0.66
                                                     =======       =======       =======       =======

Net income per common share - assuming dilution      $  0.21       $  0.13       $  0.76       $  0.64
                                                     =======       =======       =======       =======








       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

In millions, except share data                             Nine Months Ended September 30, 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                      Common Stock
                                ------------------------  Additional                                      Accumulated Other
                                Shares Issued     Par       Paid-In     Treasury     Deferred    Retained   Comprehensive
                                (In thousands)   Value      Capital      Stock     Compensation  Earnings   Income (Loss)    Total
                                --------------  --------   --------     --------     --------    --------     --------     --------
Balance at December 31, 1999        414,922     $      4   $  1,210     $   (126)                $    752     $   (116)    $  1,724
Net income                                                                                            313                       313
Foreign currency translation
   adjustment                                                                                                      (27)         (27)
Issuance of common stock                                         (7)          42                       (7)                       28
Issuance of restricted stock                                      2           24     $    (26)
Cancellation of restricted stock                                              (2)           2
Purchases of common stock for
   treasury                                                                 (135)                                              (135)
Tax benefit relating to
   incentive stock option and
   employee stock purchase plans                                  5                                                               5
Amortization of deferred
   compensation                                                                             6                                     6
Unrealized gains on derivative
   financial instruments, net                                                                                       12           12
Unrealized gains on equity
   investments, net                                                                                                  8            8
                                ---------------------------------------------------------------------------------------------------
Balance at September 30, 2000       414,922     $      4   $  1,210     $   (197)    $    (18)   $  1,058     $   (123)    $  1,934
                                ===================================================================================================























       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                           Nine Months Ended
                                                              September 30,
In millions                                                 2000         1999
------------------------------------------------------------------------------

Cash provided by operating activities                     $   562      $   610

Investing activities:
    Purchases of property, plant and equipment, net           (51)         (57)
    Payments related to 1998 acquisition                                  (128)
    Sales of available-for-sale securities                     15            5
    Payments for acquisitions of and/or investments
       in certain technologies, net                           (25)          (5)
                                                          -------      -------
Cash used for investing activities                            (61)        (185)



Financing activities:
    Net decrease in commercial paper                         (179)      (1,816)
    Net (payments on) proceeds from borrowings
       on revolving credit facilities                        (242)         741
    Proceeds from issuances of shares of common stock          28          652
    Acquisitions of treasury stock                           (135)
    Other, net                                                 12           (1)
                                                          -------      -------
Cash used for financing activities                           (516)        (424)
Effect of foreign exchange rates on cash                       (4)           1
                                                          -------      -------
Net (decrease) increase in cash and cash equivalents          (19)           2
Cash and cash equivalents at beginning of period               64           70
                                                          -------      -------
Cash and cash equivalents at end of period                $    45      $    72
                                                          =======      =======

















       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2000


Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 1999.

Certain prior years' amounts have been reclassified to conform to the current year presentation.


Note B - Comprehensive Income

For the three months ended September 30, 2000 and 1999, the Company's comprehensive income was $84 million and $69 million, respectively. For the nine months ended September 30, 2000 and 1999, the Company's comprehensive income was $306 million and $232 million, respectively.


Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months               Nine Months
                                                          Ended September 30,       Ended September 30,
(In millions, except share and per share data)             2000         1999         2000         1999
--------------------------------------------------------------------------------------------------------

Basic:
  Net income                                             $     85     $     55     $    313     $    264
                                                         --------     --------     --------     --------

  Weighted average shares outstanding (in thousands)      405,176      414,530      406,643      402,328
                                                         --------     --------     --------     --------

  Net income per common share                            $   0.21     $   0.13     $   0.77     $   0.66
                                                         ========     ========     ========     ========

Assuming dilution:
  Net income                                             $     85     $     55     $    313     $    264
                                                         --------     --------     --------     --------

  Weighted average shares outstanding (in thousands)      405,176      414,530      406,643      402,328

  Net effect of dilutive stock-based compensation
  (in thousands)                                            3,002        6,975        3,363        7,689
                                                         --------     --------     --------     --------

  Total (in thousands)                                    408,178      421,505      410,006      410,017
                                                         --------     --------     --------     --------

  Net income per common share                            $   0.21     $   0.13     $   0.76     $   0.64
                                                         ========     ========     ========     ========


Note D - Change in Estimated Effective Tax Rate

The Company changed its estimate of its 2000 effective tax rate, excluding the impact of special charges, from approximately 32% to 30% in the second quarter of 2000. The decrease is primarily attributable to changes in the geographic mix of the Company's business. The effect of this reduction resulted in an increase in the Company's net income for the nine months ended September 30, 2000 of approximately $9 million, or $0.02 per share (diluted), of which approximately $3 million, or $0.01 per share, represents the impact for the third quarter of 2000.


Note E - Restructuring and Merger-Related Charges

At September 30, 2000, the Company had an accrual for restructuring and merger-related charges of $42 million. The details and activity of the accrual during the nine months ended September 30, 2000 is summarized in the following table:

                                                      Balance at    Charges to      Charges     Balance at
                                                     December 31,   Operations     Utilized    September 30,
(In millions)                                            1999         in 2000       in 2000        2000
---------------------------------------------------------------------------------------------------------

1995 AND 1996 RESTRUCTURING AND MERGER-RELATED
INITIATIVES:

Facilities                                             $      3                                  $      3
Workforce reductions                                          4                    $     (1)            3
Other costs                                                   3                                         3
                                                       --------      --------      --------      --------
                                                       $     10                    $     (1)     $      9
                                                       ========      ========      ========      ========

1998 SCHNEIDER PURCHASE PRICE ADJUSTMENTS:

Workforce reductions                                   $     13                    $    (10)     $      3
Contractual commitments                                       6                          (1)            5
                                                       --------      --------      --------      --------
                                                       $     19                    $    (11)     $      8
                                                       ========      ========      ========      ========

1998 RESTRUCTURING AND MERGER-RELATED INITIATIVES:

Workforce reductions                                   $      2                    $     (2)
Asset write-downs                                             4                          (3)     $      1
Other costs                                                   1                                         1
                                                       --------      --------      --------      --------
                                                       $      7                    $     (5)     $      2
                                                       ========      ========      ========      ========

2000 RESTRUCTURING INITIATIVES:

Workforce reductions                                                 $     23                    $     23
                                                       ========      ========      ========      ========

TOTAL :

Facilities                                             $      3                                  $      3
Workforce reductions                                         19      $     23      $    (13)           29
Contractual commitments                                       6                          (1)            5
Asset write-downs                                             4                          (3)            1
Other costs                                                   4                                         4
                                                       --------      --------      --------      --------
                                                       $     36      $     23      $    (17)     $     42
                                                       ========      ========      ========      ========

Amounts remaining for 1996 and prior restructuring and merger-related initiatives relate primarily to costs associated with rationalized facilities and statutory benefits that are subject to litigation.

In July 2000, the Company announced a global operations plan, which encompasses a series of strategic initiatives to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. The Company's plan includes the discontinuation of manufacturing activities at two facilities in the U.S. and the closure of a third facility and is planned to be substantially completed over the next fifteen months. During the third quarter of 2000, the Company recorded a special charge of $23 million associated with the plant optimization. The charge relates to severance and outplacement costs for the approximately 1,200 manufacturing employees who are expected to be affected by the plan over the next twelve months. As of September 30, 2000, no significant amounts have been charged against the related accrual.


Note F - Borrowings and Credit Arrangements

During the second quarter of 2000, the Company increased the multicurrency borrowing sublimit under its $1.0 billion credit facility from $100 million to $300 million. Also, during 2000, the Company increased the borrowing capacity under its uncommitted Japanese credit facilities. These facilities provided for borrowings and promissory notes discounting of up to 15.0 billion Japanese yen (translated to approximately $139 million) and 11.5 billion Japanese yen (translated to approximately $112 million) at September 30, 2000 and December 31, 1999, respectively.

During the third quarter of 2000, the Company extended the termination date of its $600 million 364-day credit facility from September 2000 to September 2001 on similar terms and conditions. There were no borrowings outstanding under this credit facility as of September 30, 2000.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company does not expect that its short-term borrowings will remain outstanding beyond the next twelve months, and, accordingly, the Company has not reclassified any of the short-term borrowings as long-term at September 30, 2000, compared to $108 million of such reclassifications at December 31, 1999.


Note G - Inventories

The components of inventory consist of the following:

                               September 30,     December 31,
(In millions)                      2000             1999
---------------------------------------------------------
Finished goods                    $  163           $  194
Work-in-process                       59               60
Raw materials                        105              122
                                  ------           ------
                                  $  327           $  376
                                  ======           ======


At September 30, 2000, the Company had approximately $134 million of net NIR(R) coronary stent inventory, which is supplied by Medinol Ltd. (Medinol), and was committed to purchase approximately $55 million of NIR(R) stents from Medinol. Delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company.


Note H - Stockholders' Equity

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. Under the authorization, the Company may also repurchase shares outside of the Company's systematic plan. These additional shares would also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans. During the nine months ended September 30, 2000, the Company repurchased approximately 6.7 million shares at an aggregate cost of approximately $135 million.

In January 2000, the Company granted under its 1992 and 1995 Long-Term Incentive Plans approximately 1.1 million shares of its common stock to certain employees subject to certain forfeiture restrictions. The purpose of the program was to help retain key employees. The market value of these shares was approximately $26 million on the date of issuance and the vesting period is three years. This amount was recorded as deferred compensation and is shown as a separate component of stockholders' equity. The deferred compensation is being amortized to expense over the vesting period, and such expense amounted to approximately $2 million and $6 million for the three and nine months ended September 30, 2000, respectively. During the nine months ended September 30, 2000, approximately 110,000 shares of restricted stock were forfeited.

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

Upon adoption of SFAS 133, the Company initiated a program to hedge a portion of its forecasted intercompany and third party transactions with forward foreign exchange contracts. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility.

SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value and that changes in the fair value of the derivative instruments, designated as cash flow hedges, be recorded in accumulated other comprehensive income/(loss) (AOCI) until the third party transaction associated with the hedged forecasted transaction occurs. Once the third party transaction associated with the hedged forecasted transaction occurs, the related gain or loss on the cash flow hedge is reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third party transaction does not occur, or it becomes probable that it will not occur, the gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time. Since the critical terms of the hedging instruments are the same as the underlying forecasted transaction, the changes in the fair value of the derivatives should be highly effective in offsetting changes in the expected cash flows from the forecasted transaction. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the nine months ended September 30, 2000.

The Company recognized a net gain of approximately $1 million and $4 million in earnings from derivative instruments designated as cash flow hedges of forecasted transactions during the three and nine month periods ended September 30, 2000, respectively. All of the derivative instruments, designated as cash flow hedges, outstanding at September 30, 2000 mature within the subsequent 24-month period. As of September 30, 2000, approximately $12 million of unrealized net gains have been recorded in AOCI, net of tax, to recognize the fair value of derivative instruments that are, or previously were, designated as cash flow hedges. Of this amount, a gain of approximately $11 million, net of tax, is expected to be reclassified to earnings within the next twelve months.

Furthermore, the Company continues to hedge its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company's earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are not designated as cash flow, fair value or net investment hedges under SFAS 133. These derivative instruments do not subject the Company's earnings or cash flows to material risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are entered into for periods consistent with commitments, generally one to six months.

In June 2000, the FASB approved certain interpretations of SFAS 133 that affect the accounting for cash flow hedges of forecasted intercompany transactions in a manner that was not consistent with the intended accounting under the Company's hedging strategy. As a result, effective July 1, 2000, the Company removed the cash flow hedge designation from a portion of its derivative instruments that mature on various dates prior to December 31, 2000. Accordingly, changes in the fair value of derivative instruments that hedge forecasted transactions but are not designated as cash flow hedges are recorded in earnings each period. The Company recognized a net gain of approximately $5 million in earnings from these hedges during the third quarter of 2000.


Note J - New Accounting Standard

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No.101, "Revenue Recognition in Financial Statements", which the Company will be required to adopt in the fourth quarter of 2000. The Company is in the process of determining the effect of adoption of SAB No. 101 on its consolidated financial statements and related disclosures, however, based on preliminary analyses, the Company does not expect that SAB No. 101 will have a material impact on its results of operations, financial position or cash flows.


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

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant, alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) stent delivery system to its complaint. On June 6, 1999, the Court granted summary judgment in favor of ACS affirming that SCIMED's patents were not infringed. SCIMED has appealed the judgment. A hearing was held October 2, 2000 and the Company is awaiting the decision.

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

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. In Italy, following a July 9, 1999 hearing, a technical expert was appointed by the court. Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to the second patent; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of the second patent, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the first patent. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to either patent. In late 1999, Johnson & Johnson appealed this decision. A hearing on the appeal has not yet been scheduled.

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

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. The Company and SCIMED have answered the complaint, denying Cordis' allegations. A trial is scheduled to begin in November, 2000.

On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The Company and SCIMED have answered, denying the allegations of the complaint. A trial is scheduled to begin in November, 2000.

On June 7, 1999, the Company, SCIMED and Medinol Ltd. (Medinol) filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol are infringed by at least Cordis' CROWN(TM), MINI CROWN(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The case has been transferred to the U.S. District Court for the District of Delaware. A trial is scheduled to begin in August 2001.

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

On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis, and a subsidiary of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a patent owned by Medinol and exclusively licensed to the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Company filed a motion seeking a preliminary injunction and a hearing on the motion was held on August 3, 2000. Trial is expected to begin in August 2001.

On August 13, 1998, Arterial Vascular Engineering, Inc., now named Medtronic AVE Inc. (AVE), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, AVE amended the complaint to include a third patent. The Company and SCIMED have answered, denying the allegations of the complaint. Trial is expected to begin in 2002.

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

On April 6, 1999, AVE filed suit against SCIMED and another subsidiary of the Company alleging that the Company's NIR(R) stent infringes one of AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held in Germany on September 23, 1999, and on November 4, 1999, the court dismissed the complaint. On December 21, 1999, AVE appealed the dismissal and a hearing is scheduled for May 2001.

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

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. A trial is scheduled for July 2001.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against AVE alleging that AVE's S670 rapid exchange coronary stent system infringes a patent licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In July 2000, this matter was sent to arbitration. An arbitration hearing is currently scheduled in May 2001 to determine whether AVE's S670 and S660 rapid exchange coronary stent delivery systems and the R1S rapid exchange catheter are licensed pursuant to the terms of a settlement agreement.

On April 5, 1995, C.R. Bard, Inc. (Bard) filed a lawsuit in the U.S. District Court for the District of Delaware alleging that certain Company products, including the Company's MaxForce TTS(TM) catheter, infringe a patent assigned to Bard. Following a trial and jury verdict, on February 3, 1999 the court entered a judgment that the Company infringed the Bard patent and awarded damages to Bard in the principal amount of $10.8 million. The Company was also enjoined from selling the product found to be infringing. The Company had appealed the judgment to the Court of Appeals for the Federal Circuit. On July 7, 2000, the Court of Appeals for the Federal Circuit affirmed the lower Court's decision. On October 6, 2000, the Company paid the amounts of the judgment, including interest, to Bard. The product involved in the lawsuit has not been sold by the Company for several years.

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Following the purchase of the assets of the Endotech/MinTec companies by the Company, the Company assumed control of the litigation. A final hearing was held on May 12, 1999, and the court held no infringement of the Cook patents. The case was dismissed in June 1999. Cook has appealed the decision. A hearing was held on May 4, 2000. On July 27, 2000, the Court stayed the action pending the outcome of a nullity action filed by the Company against the patent.

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

On May 19, 2000, the Company and SCIMED filed suit against a subsidiary of Cook alleging that Cook's MBL-4(TM), MBL-6(TM), MBL-4-XL(TM) and MBL-6-OV(TM) ligating devices infringe three of the Company's patents. The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. Cook counterclaimed seeking declaratory judgment that the Company's patents are invalid and unenforceable and Cook's products do not infringe the Company's patents. The Company filed a motion requesting a preliminary injunction which was denied in September 2000. The Company has appealed the court's decision and a hearing on the appeal has not yet been scheduled.

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

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company does not believe any violation of the Consent Order has occurred and intends to vigorously defend the complaint.

On February 1, 1999, HP filed a suit in the U.S. District Court for the District of Massachusetts against the Company alleging violation of the Sherman Antitrust Act and Massachusetts General Laws Chapter 93A and breach of the License Agreement entered into pursuant to the FTC Consent Order. This case has been dismissed pursuant to a settlement agreement between the parties.

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

On August 21, 2000, the Company entered into a settlement with the Securities and Exchange Commission (SEC) in connection with business irregularities in its Japanese subsidiary, previously discovered and disclosed by the Company in 1998. Under the settlement, which does not include any fine, the Company has consented to the entry of an order which prohibits future violations of federal securities law provisions. The Company has neither admitted nor denied any of the findings set forth in the SEC's order. The order does not find any intentional or reckless conduct on the part of the Company, and it acknowledges the Company's prompt remedial acts and cooperation.

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail (TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. Dr. Bonzel has also provided a notice of breach of the agreement which could lead to its termination. On September 5, 2000, the Company and Boston Scientific Scimed, Inc. (formerly known as Schneider (USA), Inc.) filed suit against Dr. Bonzel in the U.S. District Court for the District of Massachusetts seeking a declaratory judgment of non-infringement because the Company has not breached the terms of the license agreement and that Dr. Bonzel is estopped from asserting infringement. Dr. Bonzel filed a motion to dismiss or stay the Massachusetts action and a hearing was held on October 25, 2000. A decision on this motion is pending.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.


The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company. As of September 30, 2000, the potential exposure for litigation-related accruable costs is estimated to range from $35 million to $49 million. The Company's total accrual as of September 30, 2000 for litigation-related reserves was approximately $35 million. As of September 30, 2000, the range of loss for reasonably possible contingencies that can be estimated is $0 to $20 million.

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

                                                   United                                 Inter-
(In millions)                                      States       Europe       Japan     Continental      Total
---------------------------------------------     --------     --------     --------     --------     --------
Three months ended September 30, 2000
   Net sales                                      $    395     $     94     $    131     $     43     $    663
   Operating income excluding special charges          152           30           79            3          264

Three months ended September 30, 1999
   Net sales                                      $    421     $    100     $    131     $     43     $    695
   Operating income excluding special charges          162           29           82            5          278

Nine months ended September 30, 2000
   Net sales                                      $  1,200     $    305     $    407     $    130     $  2,042
   Operating income excluding special charges          470          103          260            9          842

Nine months ended September 30, 1999
   Net sales                                      $  1,316     $    316     $    385     $    121     $  2,138
   Operating income excluding special charges          512           93          234           17          856

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                                Three months ended         Nine months ended
                                                                   September 30,             September 30,
-------------------------------------------------------------------------------------------------------------
(In millions)                                                    2000         1999         2000         1999
-------------------------------------------------------------------------------------------------------------
Net sales:
        Total net sales for reportable segments                $   663      $   695      $ 2,042      $ 2,138
        Foreign exchange                                           (11)          (4)         (16)         (13)
                                                               -------      -------      -------      -------
                                                               $   652      $   691      $ 2,026      $ 2,125
Income before income taxes:
        Total operating income excluding special
          charges for reportable segments                      $   264      $   278      $   842      $   856
        Corporate expenses and foreign exchange                   (109)        (173)        (336)        (360)
        Restructuring and merger related credits (charges)         (23)          10          (23)          10
                                                               -------      -------      -------      -------
                                                                   132          115          483          506
        Other expense, net                                         (13)         (31)         (38)        (106)
                                                               -------      -------      -------      -------
                                                               $   119      $    84      $   445      $   400
                                                               =======      =======      =======      =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter were $652 million as compared to $691 million in the third quarter of 1999, a decline of 6%. Net sales for the nine months ended September 30, 2000 were $2,026 million as compared to $2,125 million during the same period in the prior year, a decline of 5%. Net income for the third quarter was $85 million or $0.21 per share (diluted), as compared to $55 million or $0.13 per share (diluted) in the third quarter of 1999. Net income for the nine months ended September 30, 2000 was $313 million or $0.76 per share (diluted), as compared to $264 million or $0.64 (diluted) during the same period in the prior year. The third quarter results for 2000 include pre-tax charges of approximately $26 million ($17 million, net of tax) that are associated with the global operations plan announced in July 2000 and approximately $5 million ($3 million, net of tax) that represent an additional NIR(R) stent inventory provision. The third quarter results for 1999 include a provision for excess inventories and purchase commitments of approximately $62 million ($41 million, net of tax), a provision for increased legal costs of $22 million ($15 million, net of tax) and a special credit of $10 million ($7 million, net of tax), relating primarily to previously recorded valuation reserves no longer deemed necessary.

During the third quarter of 2000, United States (U.S.) revenues decreased approximately 6% to $395 million, while international revenues decreased approximately 5% to $257 million compared to the third quarter of 1999. Net sales were adversely affected by approximately $7 million arising from foreign exchange fluctuations compared to the same period in the prior year. During the third quarter of 2000, worldwide vascular sales decreased 9% while worldwide nonvascular sales increased 11% compared to the same period in the prior year. The decreases in worldwide and vascular sales were primarily attributable to the decrease of the Company's sales of coronary stents and balloons during the third quarter of 2000. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $68 million and $106 million, respectively, during the third quarter of 2000, compared to $107 million and $156 million, respectively, during the third quarter of 1999. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 15% and 21% during the third quarters of 2000 and 1999, respectively.

U.S. revenues decreased approximately 9% to $1,200 million during the nine months ended September 30, 2000, while international revenues increased approximately 2% to $826 million compared to the nine months ended September 30, 1999. During the nine months ended September 30, 2000, worldwide vascular sales decreased 8% while worldwide nonvascular sales increased 11% compared to the same period in the prior year. The decreases in worldwide and vascular sales were primarily attributable to the decrease of the Company's sales of coronary stents and balloons during the first nine months 2000. U.S. coronary stent revenues and worldwide coronary stent revenues, primarily sales of the NIR(R) stent, were approximately $209 million and $342 million, respectively, during the nine months ended September 30, 2000, compared to $317 million and $461 million, respectively, during the same period in the prior year. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 16% and 20% during the nine months ended September 30, 2000 and 1999, respectively.

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. In addition, technology and competitive offerings in the market are constantly changing. The

Company's reduction in coronary stent revenues throughout 2000 reflects this volatility. Stent revenues for the remainder of 2000 and beyond will be impacted by the timing of submission for and receipt of regulatory approvals to market new coronary and peripheral stent platforms in the U.S. and international markets.

The Company has received FDA approval and CE Marking for the NIRoyal(TM) Elite Monorail(TM) stent system. The NIRoyal(TM) Elite Monorail(TM) stent system offers the SOX(TM) system technology on a Monorail catheter. Although available on a limited basis, the NIRoyal Elite stent system is now expected to be launched in all approved sizes during the first quarter of 2001.

Gross profit as a percentage of net sales improved from 59.0% in the third quarter of 1999 to 69.3% in the third quarter of 2000, and improved from 64.8% for the nine months ended September 30, 1999 to 68.9% for the nine months ended September 30, 2000. The improvement is primarily due to the recording of a pre-tax provision of $62 million for excess NIR(R) inventories and purchase commitments during the third quarter of 1999. Additionally, the improvement is due to benefits that the Company realized through its ability to better manage inventory and lower product costs, partially offset by a shift in the Company's product sales mix. Furthermore, the Company's gross profit percentage was positively impacted by sales of lower costing NIR(R) stents sold during the third quarter of 2000. The purchase price of NIR(R) coronary stents, the amount of NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms could significantly impact gross margins. As average selling prices for the NIR(R) stents fluctuate, the Company's cost to purchase the stents will change, because cost is based on a constant percentage of average selling prices. Therefore, if higher-costing NIR(R) stents are being sold as average selling prices are declining, gross margins could be negatively impacted. Additionally, beginning in the fourth quarter of 2000, the Company expects that its gross margin percentages will be negatively impacted as the Company launches stents that cost more to purchase, more expensive gold-coated stents and stents with higher costing delivery systems.

Medinol Ltd. (Medinol) supplies the NIR(R) coronary stent, and unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company. The stents are manufactured by Medinol in Israel, a country that is currently experiencing violence and unrest. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. In addition, the volatility of the worldwide coronary stent market, delays in development of new stent platforms and the timing of submission for and receipt of regulatory approvals to market new coronary stent platforms could negatively impact the Company's ability to effectively transition to new products. Specifically, the Company's ability to effectively manage its mix and levels of inventory including consignment inventory resulting from product transitions will be critical in minimizing excess inventories. At September 30, 2000, the Company had approximately $134 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $55 million of NIR(R) stents from Medinol. The Company's relationship with Medinol has been contentious, and the Company's ability to manage its relationship with Medinol could impact the future operating results of the Company.

During the third quarter of 2000, the Company announced and approved a global operations plan, which encompasses a series of strategic initiatives to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The manufacturing process and supply chain programs are designed to lower inventory levels and the cost of manufacturing and minimize inventory write-downs. The infrastructure related to the supply chain program is substantially in place. However, gross margin benefits will not be fully realized until manufacturing processes are addressed and have time to develop, and until historical inventories are sold.

The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at two facilities in the U.S. and the closure of a third facility and is planned to be substantially completed over the next fifteen months. During the third quarter of 2000, the Company recorded a pre-tax special charge of $23 million ($15 million after-tax) associated with the plant optimization. The charge relates to severance and outplacement costs for the approximately 1,200 manufacturing employees who are expected to be affected by the plan over the next twelve months. As of September 30, 2000, no significant amounts have been charged against the related accrual. In addition, during the third quarter of 2000, the Company recorded pre-tax costs of $3 million to cost of sales related to transition costs associated with the plant optimization and accelerated depreciation on fixed assets whose useful lives have been reduced as a result of the initiative. During the fourth quarter, the Company estimates that it will record a special charge for severance and outplacement costs of approximately $34 million and a charge to cost of sales for transition costs and accelerated depreciation of approximately $11 million. During 2001, the Company estimates that it will record pre-tax expenses of approximately $50 million primarily as cost of sales for transition costs and accelerated depreciation.

The Company expects that it will make cash outlays, net of proceeds from building and fixed asset sales, of approximately $105 million for the plant optimization initiative, which the Company anticipates will be funded from cash flows from operating activities. The Company expects that its cash outlays related to the plan during the remainder of 2000 will be approximately $15 million. The cash outlays include severance and outplacement costs, transition costs and capital expenditures related to the plan. The success of the initiative may be dependent on the Company's ability to retain employees during the transition period.

The Company estimates that the global operations plan will achieve pre-tax operating savings of approximately $100 million ($65 million after-tax) in 2001, $220 million ($145 million after-tax) in 2002 and $250 million ($180 million after-tax) in annualized savings thereafter. These savings will be realized, primarily, as reduced cost of sales and are expected to help mitigate gross margin pressures due to the anticipated launch of higher costing stents and delivery systems. Additionally, the Company intends to use a portion of these savings when generated to increase its investment in research and development.

Selling, general and administrative expenses increased as a percentage of net sales from 32% in the third quarter of 1999 to 33% in the third quarter of 2000 and decreased approximately $4 million from the third quarter of 1999 to $216 million. Selling, general and administrative expenses increased as a percentage of net sales from 30% during the nine months ended September 30, 1999 to 32% during the nine months ended September 30, 2000 and increased approximately $13 million from the same period of the prior year to $644 million. The increase as a percentage of net sales is primarily attributable to the reduction in sales combined with an increase in selling expenses. The decrease in expense dollars for the third quarter as compared to the same period in the prior year is primarily due to lower legal costs recorded in 2000 compared to 1999, which were partially offset by increased costs to strengthen and retain the Company's domestic field sales force. The increase in expense dollars for the nine months ended September 30, 2000 as compared to the same period in the prior year is primarily attributable to increased costs to strengthen and retain the Company's domestic field sales force and to expand its direct sales presence in international regions. The Company's ability to retain its established sales force, particularly in the U.S., may impact the operating results of the Company.

Amortization expense was approximately $23 million and 4% of net sales during the third quarter of 2000 as compared to $23 million and 3% of sales during the third quarter of 1999. Amortization expense was approximately $69 million and 3% of net sales during the nine months ended September 30, 2000 and 1999. Amortization expense is primarily comprised of the amortization of intangibles related to the purchase of Schneider Worldwide (Schneider).

Royalty expenses decreased approximately 17% from $12 million in the third quarter of 1999 to $10 million in 2000. Royalty expenses decreased approximately 11% from $35 million in the nine months ended September 30, 1999 to $31 million in the nine months ended September 30, 2000. The reduction in royalty expenses is due to lower sales of royalty bearing products; additionally, the Company made non-recurring payments of approximately $3 million in the second quarter of 1999. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses were approximately $48 million and 7% of net sales during the third quarter of 2000 and 1999. Research and development expenses were approximately $146 million and 7% of net sales during the nine months ended September 30, 2000 and 1999. In the second quarter of 2000, the brachytherapy project acquired in connection with the Schneider acquisition was discontinued due to system performance issues. The Company's next generation aortic aneurysmal disease research and development project is generally progressing in line with cost estimates previously reported in the Company's Annual Report filed on Form 10-K with the SEC for the year ended December 31, 1999. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research, and reflects the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment. The trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

Interest expense decreased from $26 million in the third quarter of 1999 to $16 million in the third quarter of 2000. Interest expense decreased from $96 million during the nine months ended September 30, 1999 to $56 million during the nine months ended September 30, 2000. The overall decrease in interest expense is primarily attributable to a lower average debt balance.

Other income (expense), net, changed from expense of $5 million in the third quarter of 1999 to income of $3 million in the third quarter of 2000. Other income (expense), net, changed from expense of $10 million for the nine months ended September 30, 1999 to income of $18 million during the same period of 2000. The increase for the three months ended September 30, 2000 as compared to the same period in the prior year is primarily due to gains of approximately $5 million recognized on derivative financial instruments. The change for the nine months ended September 30, 2000 as compared to the same period in the prior year is primarily due to gains on derivative financial instruments and to net gains recognized on sales of available-for-sale equity securities.

The Company's effective tax rate, excluding the impact of special charges, decreased from approximately 34% during the nine months ended September 30, 1999 to 30% during the nine months ended September 30, 2000. The decrease is primarily attributable to changes in the geographic mix of the Company's business.

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

International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits. Deterioration in the Japan and/or emerging markets economies may impact the Company's ability to collect its outstanding receivables. Although these factors may impact the rate at which Boston Scientific can grow, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.


LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $50 million at September 30, 2000 compared to $78 million at December 31, 1999. Working capital increased from current assets equaling current liabilities at December 31, 1999 to working capital of $132 million at September 30, 2000. Cash proceeds during the nine months ended September 30, 2000 were generated primarily from operating activities. Cash proceeds during the period were offset by the net repayment of approximately $410 million of outstanding debt obligations, purchases of the Company's common stock of approximately $135 million and net capital expenditures of approximately $51 million.

During the second quarter of 2000, the Company increased the multicurrency borrowing sublimit under its $1.0 billion credit facility from $100 million to $300 million. Also, during 2000, the Company increased the borrowing capacity under its uncommitted Japanese credit facilities. These facilities provided for borrowings and promissory notes discounting of up to 15.0 billion Japanese yen (translated to approximately $139 million) and 11.5 billion Japanese yen (translated to approximately $112 million) at September 30, 2000 and December 31, 1999, respectively.

During the third quarter of 2000, the Company extended the termination date of its $600 million 364-day credit facility from September 2000 to September 2001 on similar terms and conditions. There were no borrowings outstanding under this credit facility as of September 30, 2000.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company does not expect that its short-term borrowings will remain outstanding beyond the next twelve months, and, accordingly, the Company has not reclassified any of the short-term borrowings as long-term at September 30, 2000, compared to $108 million of such reclassifications at December 31, 1999.

The Company has recognized net deferred tax assets aggregating $227 million at September 30, 2000, and $238 million at December 31, 1999. The assets relate principally to the establishment of inventory and product related reserves and purchased research and development. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

The Company is authorized to purchase on the open market up to approximately 40 million shares of the Company's common stock. Stock repurchased under the Company's systematic plan will be used to satisfy its obligations pursuant to employee benefit and incentive plans. Under the authorization, the Company may also repurchase shares outside of the Company's systematic plan. These additional shares would also be used to satisfy the Company's obligations pursuant to employee benefit and incentive plans. During the nine months ended September 30, 2000, the Company repurchased approximately 6.7 million shares at an aggregate cost of approximately $135 million. As of September 30, 2000, approximately 33 million shares of the Company's common stock have been repurchased.

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

The Company expects to incur capital expenditures of approximately $30 million during the remainder of 2000. Included in this estimate are capital expenditures associated with the upgrade of the Company's global information system and cash outlays for other information technology projects. The Company anticipates fully implementing the global information system upgrade in the first half of 2001. Further, the Company expects to make estimated tax payments in the fourth quarter of 2000 of approximately $30 million. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including restructuring and merger-related initiatives, through the end of 2000.


EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates among existing sovereign currencies and the euro. The participating countries agreed to adopt the euro as their common legal currency on that date. Fixed conversion rates among the participating countries' existing currencies (the legacy currencies) and the euro were established as of that date. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company has addressed and/or continues to address the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations.

Management currently believes that the euro conversion will not have a material impact related to its overall business in Europe or elsewhere. The increased price transparency resulting from the use of a single currency in the eleven participating countries may affect the ability of the Company to price its products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. However, uncertainty exists as to the effects the euro will have on the marketplace.

LITIGATION

The Company is involved in various lawsuits, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in the notes to the condensed consolidated financial statements which, individually or in the aggregate, could have a material effect on the financial condition, operations and cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending upon the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

Further, product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage that management believes is adequate to protect against such product liability losses as could otherwise materially affect the Company's financial position.


CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to timely implement the global operations plan within its cost estimates, to retain employees as it implements its plant optimization initiative and to achieve estimated operating savings; (b) the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions; (c) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix and to react effectively to changing managed care environment, reimbursement levels and worldwide economic conditions; (d) the potential impacts of continued consolidation among healthcare providers, trends towards managed care, disease state management and economically motivated buyers, healthcare cost containment, the financial viability of healthcare providers, more stringent regulatory requirements and more vigorous enforcement activities; (e) management's ability to position the Company to take advantage of opportunities that exist in the markets it serves; (f) the Company's ability to retain its established sales force; (g) the Company's continued commitment to refine existing products and procedures and to develop new technologies that provide simpler, less traumatic, less costly and more efficient diagnosis and treatment; (h) the Company's ability to fund development of purchased technology at currently estimated costs and to realize value assigned to in-process research and development and other intangible assets; (i) the Company's ability to increase its investment in research and development and to develop and launch products on a timely basis, including products resulting from purchased research and development; (j) risks associated with international operations; (k) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (l) the Company's ability to maintain its effective tax rate at 30% for 2000 and to substantially recover its net deferred tax assets; (m) the ability of the Company to meet its projected cash needs through the end of 2000; (n) the ability of the Company to manage its relationship with Medinol; (o) unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) coronary stent inventory, difficulties in managing inventory relating to new product introductions and the Company's cost to purchase the NIR(R) coronary stent; (p) NIR(R) coronary stent sales as a percentage of worldwide sales in 2000 and the mix of coronary stent platforms; (q) volatility in the coronary stent market, delays in development of new stent platforms and the timing of submission for and receipt of regulatory approvals to market new coronary and peripheral stent platforms; (r) the development of competing or technologically advanced products by the Company's competitors; (s) the Company's ability to successfully implement the global information system upgrade and its other information technology projects; (t) the effect of litigation and compliance activities on the Company's legal provision; (u) the impact of stockholder class action, patent, product liability, Federal Trade Commission and other litigation, as well as the outcome of the U.S. Department of Justice investigation, and the adequacy of the Company's product liability insurance; (v) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing and foreign currency considerations; and (w) the timing, size and nature of strategic initiatives and research and development platforms available to the Company.

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

The Company's floating and fixed rate debt obligations are subject to interest rate risk. As of September 30, 2000, a 100 basis point increase in interest rates related to the Company's floating rate borrowings, assuming the amount borrowed remains constant, would result in an annual increase in the Company's then current interest expense of approximately $4 million. A 100 basis point increase in interest rates related to the Company's fixed long-term debt would not result in a material change in its fair value.

The Company enters into forward foreign exchange contracts to hedge its net recognized foreign currency transaction exposures for periods consistent with commitments, generally one to six months. In addition, upon adoption of the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", on January 1, 2000, the Company initiated a program to hedge a portion of its forecasted intercompany and third party transactions with forward foreign exchange contracts. Hedging activity is intended to offset the impact of currency fluctuations on forecasted earnings and cash flow. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company had spot and forward foreign exchange contracts outstanding in the total notional amount of $603 million at September 30, 2000. As of September 30, 2000, the Company recorded approximately $19 million of assets and $1 million of liabilities to recognize the fair value of its contracts outstanding on September 30, 2000. Foreign exchange contracts that hedge net recognized foreign currency transaction exposures should not subject the Company's earnings and cash flow to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. Hedges of anticipated transactions may subject the income statement to volatility. Derivative instruments whose cash flow hedge designation were removed effective July 1, 2000 may subject the Company to risk from exchange rate movements as these contracts mature over the next two months.

A sensitivity analysis of changes in the fair value of foreign currency exchange contracts outstanding at September 30, 2000 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $45 million. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities, earnings and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates.

                                     PART II
                                OTHER INFORMATION




ITEM 1:    LEGAL PROCEEDINGS


Note K - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.





ITEM 5:    OTHER INFORMATION

           None.





ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits

                 Exhibit 10.1 - Form of Second Amended and Restated Credit
                                Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of August 21, 2000.

           (b) The following reports were filed during the quarter ended September 30, 2000:

                 None.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2000.




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