Form 10-K
period 2000-12-31
BOSTON SCIENTIFIC CORP
filed 2001-04-02
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                   FORM 10-K
                           ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000          Commission File No. 1-11083

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

                        Yes     X         No
                              ------         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.[ ]

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $4.9 billion based on the closing price of the Common Stock on March 16, 2001.

The number of shares outstanding of the Company's Common Stock as of March 16, 2001 was 400,296,873.


                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's 2000 Consolidated Financial Statements for the year ended December 31, 2000 which are filed with the Securities and Exchange Commission (the "Commission") as an exhibit hereto and the Company's 2001 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 6, 2001 are incorporated by reference into Parts I, II and III hereof.

                                     PART I
- --------------------------------------------------------------------------------

ITEM 1.  BUSINESS

THE COMPANY

Boston Scientific Corporation (the "Company") is a worldwide developer, manufacturer and marketer of less invasive medical devices. The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, electrophysiology, gastroenterology, neuro-endovascular therapy, pulmonary medicine, interventional radiology, oncology, urology and vascular surgery. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products provide effective alternatives to traditional surgery by reducing risk, trauma, cost, procedure time and the need for aftercare.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first minimally invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company, which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to $2.7 billion in 2000.

The Company's growth has been fueled in part by strategic acquisitions and alliances designed to improve the ability of the Company to take advantage of growth opportunities in less invasive medicine. These acquisitions have helped the Company to achieve a strategic mass which allows it to offer one of the broadest product lines in the world for use in less invasive procedures. The Company's strategic mass has also enabled it to compete more effectively in, and better absorb the pressures of, the current health care environment of cost containment, managed care, large buying groups and hospital consolidations.

BUSINESS STRATEGY

The Company's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less invasive medical devices and procedures. The Company seeks to accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies which can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's strategy has been, and will continue to be, to grow by identifying those specific therapeutic and diagnostic areas which satisfy the Company's mission and provide attractive opportunities for long-term growth and by making the investments necessary to capitalize on these opportunities.

As part of its global operations business strategy, the Company initiated during 2000 a worldwide operations plan to increase productivity and enhance innovation through a series of initiatives designed to improve supply chain effectiveness, strengthen manufacturing process control, and optimize the Company's network of plants. Supply chain and manufacturing process control programs are designed to lower inventory levels and the cost of manufacturing and to minimize inventory write-downs. The plant optimization initiative is focused on consolidating manufacturing operations along product lines and shifting significant amounts of production to Company facilities in Miami and Ireland and contract manufacturing. As a result of the shift in manufacturing operations among these facilities, the Company will discontinue manufacturing operations at three of its United States facilities. Approximately 1,950 manufacturing, manufacturing support and management employees are expected to be affected by the plan over the next twelve months.

Key elements of the Company's business strategy are as follows:

Product Diversity. The Company offers products in numerous product categories which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of the Company's product lines permit medical specialists to satisfy many of their less invasive medical device requirements from a single source. The scope of its products and markets also reduces the Company's vulnerability to change in the competitive, regulatory and technological environments for any single product or market.

Product Innovation. The Company is committed to driving growth through harnessing technological innovation both in the near and long term. The Company's approach to enhancing innovation includes a mixture of tactical and strategic initiatives that are designed to offer sustainable growth through focusing on and delivering the products currently in its pipeline as well as strengthening its product development processes and tools. The Company believes that streamlining and coordinating its technology pipeline and new product development is essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. Simultaneously, the interaction of the Company's product management teams and sales representatives with the worldwide medical community facilitates new product development at the divisional level to address the needs and desires of the Company's physician customers.

Operational Excellence. The Company believes that improving its supply chain effectiveness, strengthening its manufacturing processes and optimizing its plant network will increase operational efficiencies within the organization and generate savings. By centralizing its operations at the corporate level and shifting manufacturing along product lines, the Company will be better positioned to leverage its existing resources and concentrate on new product development and launch.

Focused Marketing. The Company markets its products through six principal divisions: Scimed, EP Technologies, Medi-tech, Target Therapeutics, Microvasive Endoscopy and Microvasive Urology. Each of the Company's divisions focuses on physicians who specialize in the diagnosis and treatment of different medical conditions and offers products to satisfy their needs. The Company believes that this focused disease state management enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

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

Active Participation in the Medical Community. The Company believes that it has excellent working relationships with physicians and others in the medical industry which enable it to gain a detailed understanding of new therapeutic and diagnostic alternatives, and to respond quickly to the changing needs of physicians and patients. The Company enhances its presence in the medical community through active participation in medical meetings, by conducting comprehensive training and educational activities and through employee-authored articles in medical journals and textbooks. The Company believes that these activities and its advocacy positions contribute to the medical community's understanding and adoption of less invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

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

Strategic Acquisitions and Alliances. In recent years, the Company has sought out strategic acquisitions, alliances and venture opportunities which complement or expand its existing product lines or enhance its technological position. Although the Company did not make any significant acquisitions in 2000, it created several alliances with third parties during the year which further strengthened and diversified its product offering position.

In addition, during the first quarter of 2001, the Company announced the following strategic initiatives:

     * The Company signed a definitive agreement to acquire Interventional Therapeutics, Inc.("IVT"), a medical device company that develops, manufactures and markets less invasive medical devices for use in interventional cardiology, including the Cutting Balloon(TM) catheter and the Infiltrator(R) transluminal drug delivery catheter. The acquisition is scheduled to be completed during the second quarter of 2001.

     * The Company acquired Embolic Protection, Inc., a developer of embolic protection medical devices.

     * The Company acquired Quanam Medical Corporation ("Quanam"), a manufacturer of medical devices that specializes in drug delivery systems.

     * The Company acquired Catheter Innovations, Inc., a developer and manufacturer of venous access products.

During 2001, the Company expects that it will continue to seek out and review opportunities for acquisitions and strategic alliances consistent with its corporate mission.

PRODUCTS

The Company's products are broadly categorized as vascular or nonvascular, depending on the anatomical system and procedure in which a product is intended to be used. Generally, vascular products are employed in procedures affecting the heart and systems which carry blood, and nonvascular products are employed in procedures affecting other systems and organs. In 2000, approximately 79% of the Company's net sales were derived from its vascular business and approximately 21% from its nonvascular business.

The Company's principal products are offered in the following medical areas:

Coronary Revascularization. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. Atherosclerosis results in reduced blood flow to the muscle of the heart. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal coronary rotational atherectomy. The Company's products in this market include PTCA balloon catheters, the Rotablator(R) and Rotalink(R) rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters. During 2000, the Company received approval from the United States Food and Drug Administration ("FDA") to market its Maverick(R) balloon dilatation catheter, available in both Rapid Exchange and Over-the-Wire versions. The Maverick catheter was introduced for commercial sale in the United States, Japan and certain European countries during the first quarter of 2001. The Company's pending acquisition of IVT will also broaden the Company's interventional cardiology product offerings by adding the Cutting Balloon(TM), a balloon angioplasty device that combines features of conventional angioplasty with advanced microsurgical procedures.

Coronary Stents. The Company markets both balloon-expandable and self-expanding coronary stent systems. Coronary stents are tiny, metal devices used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow to the heart. The Company's most important products in this category incorporate the NIR(R) balloon-expandable coronary stent developed and manufactured by Medinol Ltd., Israel, with which the Company has an exclusive worldwide distribution agreement for stent products. During 2000, the Company introduced the NIR(R) w/ SOX(TM) Monorail(TM) stent system in certain European countries and the NIRoyal(TM) Advance Coronary Monorail(TM) stent system in the United States. In addition, during the first quarter of 2001, the Company introduced in the United States the NIRoyal(TM) Elite and NIR(R) Elite(TM) coronary stent systems, each available in Rapid Exchange and Over-the-Wire versions. The Company has already launched or intends to launch in 2001 (pending regulatory approval) these products in selected international markets.

The Company has also expanded its stent development efforts to include an internally developed stent platform. Generations of this stainless steel, balloon-expandable stent are designed to be compatible with the Company's SOX system technology (a stent sleeve that helps protect the ends of the stent for a smooth interface between the stent system and arterial wall) and leveragable into both coronary and peripheral applications. The Company's internally developed coronary stent is expected to be introduced in certain international markets later in 2001, pending regulatory approval.

Through a strategic alliance with Angiotech Pharmaceuticals, Inc., the Company holds a co-exclusive license for the use of paclitaxel on intraluminal devices to inhibit restenosis as well as other applications. In October, the Company, with the approval of the Freiburg Ethics Commission International, initiated Phase I clinical trials in Germany of paclitaxel coated coronary stents. Further, the Company's acquisition of Quanam will help broaden its drug-delivery portfolio with additional implant-based technologies and a family of proprietary biomaterials.

Fluid Management. The Company markets a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that provide for the injection of contrast and saline, or withdrawal and the disposal of bodily waste.

Electrophysiology. The Company's electrophysiology product offerings include catheters and systems for use in less invasive procedures to diagnose and treat tachyarrhythmias (abnormally fast heart rhythms). The Company markets RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, many of which incorporate proprietary steering, temperature monitoring and control technology, as well as a line of diagnostic catheters and associated accessories.

Peripheral Vascular Intervention and Venous Access. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of catheters used in percutaneous transluminal angioplasty. Additionally, the Company's peripheral vascular product line includes medical devices used in thrombolysis (the catheter-based delivery of clot dissolving agents directly to the site of a blood clot) and thrombectomy catheters. The Company also offers stents to maintain patency of peripheral lumens, including the Wallstent(R) endoprosthesis. During 2000, the Company introduced the Gazelle(TM) Balloon Dilatation Catheter (a catheter Monorail system) and the Talon(TM) Balloon Dilatation Catheter (an Over-the-Wire system) in the United States for use in the treatment of peripheral vascular disease, including renal applications. The Company's acquisition of Catheter Innovations, Inc. will also broaden the Company's portfolio of venous access products to include both valved and non-valved product offerings.

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

Surgical and Endovascular Grafts. The Company designs vascular grafts and endovascular stent grafts for the treatment of thoracic dissection, dialysis access, abdominal aortic aneurysms and peripheral vascular occlusive diseases, including the Exxcel(TM) vascular graft for peripheral indications and dialysis access and a line of Hemashield(R) grafts and fabrics for peripheral vascular and cardiovascular indications.

Intraluminal Ultrasound Imaging. The Company markets a family of intraluminal catheter-directed ultrasound imaging systems for diagnostic use in blood vessels, heart chambers and coronary arteries, as well as certain nonvascular systems. During 2000, the Company introduced the Atlantis(TM) SR 40 mHz imaging catheter in the United States, Japan and certain European countries. Also during 2000, the Company received FDA clearance to market the Galaxy (TM) ultrasound imaging console in the United States.

Neuro-Endovascular Therapy. The Company markets a line of micro-guidewires, micro-catheters, guiding catheters and embolics to treat diseases of the neurovascular system. The Company also markets the GDC(R) (Guglielmi Detachable
Coil) system to treat and prevent the rupture of cerebral aneurysms that are otherwise either considered to be inoperable or high risk for surgery. During 2000, the Company introduced the GDC SynerG(TM) Detachment System in the United States and certain international markets and the GDC(R) Tri-Span (TM) Coil in certain European markets. Both products are designed for the endovascular treatment of brain aneurysms.

Esophageal, Gastric and Duodenal (Small Intestine) Intervention. The Company markets a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach, and small intestine. Common disease states include esophogitis, gastric esophageal reflux disease ("GERD"), portal hypertension, peptic ulcers and esophageal cancer. The Company's products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters, banding ligation devices and enteral feeding devices. The Company also markets a family of esophogeal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. During the first quarter of 2001, the Company signed an agreement with Enteric Medical Technologies, Inc. ("EMT") providing for the exclusive distribution of EMT's Enteryx(TM) liquid polymer technology which is designed to treat symptoms associated with chronic GERD. The agreement grants the Company exclusive distribution rights in certain international markets, including most European countries and Japan, and also includes an option to purchase EMT through the third quarter of 2002.

Colorectal Intervention. The Company markets a line of hemostatic catheters, polypectomy snares and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer. During 2000, the Company introduced the Unistep Plus(TM) Wallstent(R) Enteral Endoprosthesis, an enteral stent designed to provide relief of malignant obstructions of the colon and duodenum, in the United States and certain international markets.

Pancreatico-Biliary Intervention. The Company sells a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile and hepatic ducts. The Company's products include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. The Company also markets temporary biliary stents for palliation and drainage of the common bile duct. During 2000, the Company introduced the NIR(R) Biliary Stent in the United States and hopes to introduce the product in certain international markets later in 2001, pending regulatory approval. The Company also during 2000 introduced in the United States and certain European markets, its Unistep Plus(TM) Permalume(R) Covered Biliary Wallstent(R), a covered metal biliary stent designed to palliate malignant obstructions of the bile duct.

Pulmonary Intervention. The Company markets devices to diagnose, treat and palliate chronic bronchitis and lung cancer, including pulmonary biopsy forceps and balloon catheters used to dilate strictures or for tumor management. During 2000, the Company received clearance to market its Wallgraft(R) Tracheobronchial Endoprosthesis in the United States and certain European markets. The Wallgraft(R) Tracheobronchial Endoprosthesis is a covered Wallstent(R) device designed to treat tracheobronchial strictures.

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

Urinary Incontinence and Bladder Disease. The Company markets a line of less invasive devices and dermal sling materials to treat stress urinary incontinence. This affliction is commonly treated with various surgical procedures. The Company's Precision Tack(TM) and Precision Twist (TM) devices and Vesica(R) systems offer less invasive alternatives for treating incontinence. The Company has also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

INTERNATIONAL OPERATIONS

In 2000, international sales accounted for approximately 41% of the Company's net sales. Net sales, operating income (excluding special charges) and total assets attributable to significant geographic areas are presented in Note O to the Company's 2000 Consolidated Financial Statements, which are filed with the Securities and Exchange Commission as an exhibit hereto.

As of December 31, 2000, the Company had direct marketing and sales operations in 40 countries. In recent years, the Company has expanded its direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. The Company believes that, during 2001, it will continue to leverage its infrastructure and will continue to use distributors in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has three international manufacturing facilities in Ireland. Presently, approximately 53% of the Company's products sold internationally are manufactured at these facilities. The Company also maintains an international research and development facility in Ireland and a training center in Miyazaki, Japan.

The Company's international presence exposes it to certain financial and other risks. Principal among these is the potentially negative impact of foreign currency fluctuations on the Company's sales and expenses. Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities, earnings and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates. International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties relating to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits.

MARKETING AND SALES

The Company markets its products through six principal divisions, each focusing upon physicians who specialize in the diagnosis and treatment of different medical conditions and disease states. During 2000, the Company realigned certain of its sales and marketing organizations in order to better service the growing needs of its customers. As part of this realignment which became effective January 1, 2001, Scimed, EP Technologies and the peripheral vascular business of Medi-tech were centralized under the Company's Cardiovascular Group while Microvasive Endoscopy, Microvasive Urology and the Surgery/Oncology business of Medi-tech were centralized under the Company's Endosurgery Group. The Company's Target Therapeutics division remains a distinct sales and marketing organization reporting to the Company's Group President of Cardiovascular.

Scimed: markets devices to interventional cardiologists, interventional radiologists and vascular surgeons for the diagnosis and treatment of coronary and peripheral vascular disease and other cardiovascular disorders.

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

Medi-tech:     markets devices to interventional radiologists and vascular surgeons who treat abdominal aortic aneurysmal disease, vascular and nonvascular large vessel diseases requiring therapeutic intervention, diseases requiring management of cancerous and non-cancerous tumors and patients requiring venous access.

Microvasive    markets therapeutic, diagnostic and palliative devices which aid
Endoscopy:     gastroenterologists and pulmonologists in performing flexible endoscopic procedures involving the digestive tract and lungs.

Microvasive    offers a line of therapeutic and diagnostic devices which
Urology:       aid urologists and urogynecologists in performing ureteroscopic and other less invasive endoscopic procedures as well as devices to treat urinary incontinence.

A dedicated sales force of approximately 1,200 individuals in 40 countries internationally and over 800 in the United States markets the Company's products worldwide. Sales in countries where the Company has direct sales organizations accounted for approximately 99% of the Company's net sales during 2000. A network of distributors and dealers who offer the Company's products in more than 25 countries worldwide accounts for the remaining sales. The Company has a dedicated U.S. corporate sales organization focused principally on selling to major buying groups and large integrated health care networks. In addition, the Company joined the Global Healthcare Exchange, an international, supply-side business-to-business exchange created in 2000 by certain leading health care companies. The Global Healthcare Exchange is designed to streamline the procurement of medical products and services for health care professionals by providing a centralized product procurement system for health care purchases via the Internet.

In 2000, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 2000. Large group purchasing organizations, hospital networks and other buying groups are, however, becoming increasingly important to the Company's business. The trend toward managed care and economically motivated and more sophisticated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. These purchasers of medical devices also tend to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

The Company markets the NIR ON(R) Ranger(TM), NIR(R) w/SOX(TM), NIROYAL(TM) Advance and NIR(R) Primo(TM) coronary stent systems which, together with other NIR(R) coronary stent systems, represented approximately 15% of the Company's 2000 worldwide sales. These stent systems include the NIR(R) coronary stent which is developed and manufactured by Medinol Ltd., Israel, and a balloon delivery system which is developed and manufactured by the Company. The Company also distributes several other products for third parties, including RF generators, an introducer sheath and certain guidewires. None of these other products represented more than 10% of the Company's 2000 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek out new opportunities for distributing complementary products as well as new technologies. Certain of the products distributed by the Company, such as the NIR(R) stent, are very important to the Company strategically. Any unforeseen delays, stoppages or interruptions in the supply and/or mix of the NIR(R) stent or certain other distributed products could adversely affect the Company's operating results.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in thirteen manufacturing sites around the world. As part of the Company's global operations strategy initiated in 2000, the Company will cease manufacturing operations at three of its thirteen manufacturing facilities over the next twelve months. Manufacturing operations will be relocated to two of the Company's existing facilities and contract manufacturing in order to consolidate manufacturing along product lines.

Most components used in the manufacture of the Company's products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. The fabricated items are custom made for the Company to meet its specifications. The Company believes that in most cases, redundant capacity exists at the suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. Generally, the Company has been able to obtain adequate supplies of raw materials and components in a timely manner from established sources. In certain cases, the Company may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the FDA approval system and other regulatory requirements and the complex nature of the manufacturing processes employed by many suppliers. The reduction or interruption in supply, an inability to develop alternative sources if required, or a significant increase in the price of raw materials or components, could adversely affect the Company's operations and financial condition.

As part of the Company's global operations strategy, the Company initiated a worldwide operations plan during 2000 to increase productivity and enhance innovation through a series of initiatives designed to improve supply chain effectiveness, strengthen manufacturing process control, and optimize the Company's network of plants. Certain programs under the plan are focused on reducing inventory levels and write-offs and improving yields and manufacturing efficiencies. The operational efficiencies and savings resulting under the plan will help the Company lower its manufacturing costs and improve its cost competitiveness.

QUALITY ASSURANCE

The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented modern quality systems and concepts throughout the organization. The Company's quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life.

Certain of the Company's operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN46001 and EN46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. Maintenance of these certifications require that these facilities undergo periodic reexamination.

COMPETITION

The Company encounters significant competition across its product lines and in each market in which its products are sold from various entities, some of which may have greater financial and marketing resources than the Company. The Company's primary competitors include C.R. Bard, Inc., Cook, Inc., Guidant Corporation, Tyco International, Johnson & Johnson (including its subsidiary, Cordis Corporation), and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.), as well as a wide range of companies which sell a single or limited number of competitive products.

In addition, the Company faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently treated using the Company's products.

The Company believes that its products compete primarily on the basis of their ability to safely and effectively perform diagnostic and therapeutic procedures in a less invasive manner, ease of product use, product reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, the Company has also been increasingly required to compete on the basis of price. The Company believes that its continued competitive success will depend upon its ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for its products, obtain required regulatory approvals, and manufacture and successfully market its products either directly or through outside parties. There can be no assurance that the Company will be able to accomplish these objectives or that it will be able to compete successfully in the future against existing or new competitors.

RESEARCH AND DEVELOPMENT

The Company is committed to driving growth through harnessing technological innovation both in the near and long term. The Company believes that streamlining and coordinating its technology pipeline and new product development is essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. Simultaneously, the interaction of the Company's product management teams and sales representatives with the worldwide medical community facilitates new product development at the divisional level to address the needs and desires of the Company's physician customers. The global operations plan is designed to increase productivity by creating greater operational efficiencies and generate savings, allowing the Company to increase its ability to invest in research and development.

In 2000, the Company expended approximately $199 million on research and development, representing approximately 7% of the Company's 2000 net sales. These expenditures funded clinical research, licensed technology, regulatory compliance and a variety of product development programs, including, among others, its internal stent development program, carotid stenting, molecular intervention technology (using paclitaxel, angiogenesis technology and gene therapy) and treatments for cancerous and pre-cancerous conditions.

Enhancements of existing products or expansions of existing product lines, which are typically developed within the Company's manufacturing and marketing operations, contribute to each year's sales growth. In addition to internal development, the Company works with hundreds of leading research institutions, universities and clinicians around the world in developing, evaluating and clinically testing its products.

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

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process applies to any new device that is substantially equivalent to a device first marketed prior to May 1976 and does not require pre-market approval ("PMA"). In this case, FDA permission to distribute the device can be accomplished by submission of a pre-market notification application (a "510(k) Submission"), and issuance by the FDA of an order permitting commercial distribution of that device for its intended use. A 510(k) Submission must provide information supporting its claim of substantial equivalence. If clinical data from human experience is required to support a 510(k) Submission, this data must be gathered in compliance with investigational device exemption ("IDE") regulations for investigations performed in the United States. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices which do not significantly affect safety or effectiveness can generally be made by the Company without additional 510(k) Submissions.

The second, more comprehensive, approval process applies to a new device that is not substantially equivalent to a pre-1976 product. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, the Company must comply with IDE regulations in connection with any human clinical investigation of the device in the United States. Second, the FDA must review the Company's PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

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

PROPRIETARY RIGHTS AND PATENT LITIGATION

The Company relies on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect its intellectual property. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company holds more than 1,900 United States patents (many of which have foreign counterparts) and has more than 3,500 patent applications pending worldwide that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. The Company relies on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which the Company competes. The Company has defended, and will likely continue to defend, itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could, if licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, any of which could have a material adverse effect on the Company. Additionally, the Company may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to the Company. Accordingly, the Company may seek to settle some or all of its pending litigation. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as other intellectual property of the Company and may involve monetary payments to or from third parties. See the "Legal Proceedings" section below and Note L to the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) for a further discussion of patent and other litigation and proceedings involving the Company.

The Company and its affiliates own the following registered trademarks that are referred to in this document: Maverick, Rotablator, RotaLink, Wallstent, Greenfield, Hemashield, GDC, Permalume, Wallgraft, and Vesica. The Company and its affiliates own the following trademarks that are referred to in this document: Sox, Monorail, Gazelle, Talon, Exxcel, Atlantis, Galaxy, SynerG, Tri-Span, Unistep Plus, Precision Twist, Precision Tack, Ranger, and Primo.

The Company references the following registered and unregistered trademarks of third parties in this document: Bx Velocity is a trademark of Cordis Corporation. Enteryx is a trademark of EMT. Cutting Balloon is a trademark and Infiltrator is a registered trademark of IVT, NIR and NIR ON are registered trademarks and NIROYAL is a trademark of Medinol, Ltd. Jerusalem, Israel. Quanam is a trademark of Quanam Medical Corporation.

OTHER LITIGATION

The testing, marketing and sale of human health care products entails an inherent risk of product liability claims. The Company is involved in various lawsuits arising in the normal course of business from product liability claims, and product liability claims may be asserted in the future relative to events not known to management at the present time. The Company has insurance coverage which management believes is adequate to protect against product liability losses as could otherwise materially affect the Company's financial position. However, there can be no assurance that product liability claims will not exceed such insurance coverage limits or that such insurance will be available in the future on commercially reasonable terms, if at all. The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's decision to voluntarily recall the NIR ON(R) Ranger(TM) with Sox(TM) coronary stent system in the U.S. The Company is cooperating fully in the investigation. In addition, the U.S. Federal Trade Commission has filed suit against the Company alleging it has breached a Consent Order dated May 5, 1995, pursuant to which the Company licensed certain intravascular ultrasound technology to Hewlett-Packard Company. The Company has denied the allegations of the complaint and intends to vigorously defend itself.

EMPLOYEES

As of December 31, 2000, the Company had 13,720 employees, including approximately 8,685 in operations, 924 in administration, 1,322 in research and development and 2,789 in selling, marketing, distribution and related administrative support. Of these employees, approximately 2,788 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel. Competition for qualified, skilled personnel is intense in the medical device industry. There can be no assurance that the Company will be able in the future to attract and retain such personnel.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 appearing on page F-11 through F-12 of the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's world headquarters are located in Natick, Massachusetts. It maintains regional headquarters in Tokyo, Japan; Paris, France; Buenos Aires, Argentina; and Singapore. As of December 31, 2000, the Company's worldwide facilities (including administration, research, manufacturing, distribution and sales and marketing space) totaled approximately 5.1 million square feet, of which approximately 77% was owned by the Company and the balance was leased. As of December 31, 2000, the Company's principal technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Washington, New York and Ireland, and its major distribution centers were located in Massachusetts, The Netherlands, Japan and Singapore. As of December 31, 2000, the Company maintained thirteen manufacturing facilities, ten in the United States and three in Ireland. Many of these manufacturing facilities produce and manufacture products for more than one of the Company's divisions and include research facilities. The Company believes that its facilities are adequate to meet its current needs and continues to assess its plant network strategy. The Company has announced that over the next twelve months, it will cease manufacturing operations in its Washington facility, one of its Massachusetts facilities and one of its Minnesota facilities.

ITEM 3.  LEGAL PROCEEDINGS

Note L to the Company's 2000 Consolidated Financial Statements, appearing on pages F-30 through F-35 thereto (Exhibit 13.1 filed herewith), is incorporated herein by reference. The following paragraphs update the disclosure appearing in Note L.

RECENT PATENT LITIGATION ACTIVITY

On May 31, 1994, SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, filed a suit for patent infringement against Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation, alleging willful infringement of two of SCIMED's U.S. patents by ACS's RX ELIPSE(TM) PTCA catheter. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In January 1998, the Company added the ACS RX MULTILINK(TM) stent delivery system to its complaint. On June 6, 1999, the Court granted summary judgment in favor of ACS affirming that SCIMED'S patents were not infringed. SCIMED appealed the judgment and a hearing was held on October 2, 2000. On March 14, 2001, the Court affirmed the judgment in favor of ACS.

On March 24, 2000, the Company (through its subsidiaries) and Medinol Ltd. filed a cross-border suit against Johnson & Johnson, Cordis Corporation ("Cordis") and certain of their foreign subsidiaries in The Netherlands alleging Cordis' BX Velocity(TM) stent delivery system infringes one of Medinol's European patents. In this action, the Company and Medinol requested monetary and injunctive relief covering The Netherlands, Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Portugal and Sweden. A hearing was held January 12, 2001. On March 19, 2001, the Company's request for preliminary injunction was denied by the Court. The Company intends to appeal this decision.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001 and a decision is expected in May 2001.

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. ("Pfizer") and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Rapid Exchange technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. Dr. Bonzel has also provided a notice of breach of the agreement which could lead to its termination. On September 5, 2000, the Company and Boston Scientific Scimed, Inc. (formerly known as Schneider (USA), Inc.) filed suit against Dr. Bonzel in the U.S. District Court for the District of Massachusetts seeking declaratory judgment of non-infringement because the Company has not breached the terms of the license agreement and that Dr. Bonzel is estopped from asserting infringement. Dr. Bonzel filed a motion to dismiss or stay the Massachusetts action and in February 2001, the Court dismissed the Massachusetts case.

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note L to the Company's 2000 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 2000 were as follows:

Name                   Age            Position
- ----                   ---            --------

John E. Abele                 63    Director, Founder Chairman
Lawrence C. Best              50    Senior Vice President--Finance & Administration
                                    and Chief Financial Officer
Joseph A. Ciffolillo          62    Director, Private Investor
Paul Donovan                  45    Vice President -- Corporate Communications
Joel L. Fleishman             66    Director, Senior Advisor to The Atlantic Philanthropic Service
                                    Company, Inc. and Professor of Law and Public Policy, Duke
                                    University
Ray J. Groves                 65    Director, Chairman of Legg Mason Merchant Banking Inc.
Lawrence L. Horsch            66    Director, Chairman of Eagle Management & Financial Corp.
Paul A. LaViolette            43    Senior Vice President and President, Boston Scientific
                                    International, and Group President Cardiovascular
Robert G. MacLean             57    Senior Vice President--Human Resources
Kshitij Mohan, Ph.D.          55    Senior Vice President and Chief Technology Officer
Stephen F. Moreci             49    Senior Vice President and Group President Endosurgery
N.J. Nicholas, Jr.            61    Director, Private Investor
Pete Nicholas                 59    Director, Founder and Chairman of the Board
John E. Pepper                62    Director, Chairman of the Board of Directors, The Procter & Gamble
                                    Company
Arthur L. Rosenthal, Ph.D.    54    Senior Vice President and Chief Scientific Officer
Warren B. Rudman              70    Director, Former U.S. Senator, Partner, Paul, Weiss, Rifkind,
                                    Wharton & Garrison
Paul W. Sandman               53    Senior Vice President, Secretary and General Counsel
James H. Taylor, Jr.          61    Senior Vice President -- Corporate Operations
James R. Tobin                56    Director, President and Chief Executive Officer

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has standing Audit, Executive Compensation and Human Resources, and Corporate Governance Committees. Mr. Fleishman, Mr. Horsch and Mr. Pepper currently serve on the Audit Committee. Mr. Fleishman, Mr. Groves, Mr. Horsch, and Senator Rudman currently serve on the Executive Compensation and Human Resources Committee. Mr. Fleishman, Mr. Groves, Mr. Pete Nicholas, Mr. Pepper and Senator Rudman currently serve on the Corporate Governance Committee. A description of the committees of the Board of Directors of the Company is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 6, 2001 and is incorporated herein by reference.

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

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-tech, Inc. During his tenure at the Company, he also served as President of Microvasive, Inc. and as Executive Vice President and Chief Operating Officer from 1989 until his retirement in 1996. In 1992, Mr. Ciffolillo became a director of the Company. Previously, Mr. Ciffolillo spent twenty years with Johnson & Johnson where he held a number of management positions including Executive Vice President, Codman and President, Johnson & Johnson Orthopedic Company, a company of which he was also a co-founder. Mr. Ciffolillo is a member of the Spray Venture Fund Investment Committee and serves on a number of for profit and not-for-profit boards. Mr. Ciffolillo also serves as Chairman of the Advisory Board of the Health Science Technology Division of Harvard University and the Massachusetts Institute of Technology. Mr. Ciffolillo received his B.A. from Bucknell University where he also serves as a Member of the Board of Trustees.

Paul Donovan joined the Company in March 2000 as Vice President, Corporate Communications. Most recently, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications since 1998. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff to Senator Edward M. Kennedy and from 1989 to 1993 as Press Secretary to Senator Kennedy. Mr. Donovan received a B.A. degree from Dartmouth College.

Joel L. Fleishman joined the Company as a Director in October 1992. Mr. Fleishman served as President of The Atlantic Philanthropic Service Company, Inc. from September 1993 until January 2001, when he become Senior Advisor of that organization. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President, at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Vice-Chairman of the Board of Trustees of the Urban Institute and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

Ray J. Groves joined the Company as a Director in May 1999. Mr. Groves is Chairman of Legg Mason Merchant Banking, Inc., a subsidiary of Legg Mason, Inc. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the Boards of Directors of Allegheny Technologies Incorporated, American Water Works Company, Inc., Electronic Data Systems Corporation, Marsh & McLennan Companies, Inc., and The New Power Company. Mr. Groves is a managing director, treasurer and secretary of the Metropolitan Opera Association. He is also Chair of the Board of Directors of The Ohio State University Foundation and a member of the Dean's Advisory Council of the Fisher College of Business. Mr. Groves received a B.S. degree from The Ohio State University.

Lawrence L. Horsch joined the Company as a Director in February 1995. Previously, he had been Chairman of the Board of SCIMED Life Systems, Inc. from 1977 to 1994, director from 1977 to 1995 and Acting Chief Financial Officer from 1994 to 1995. Since 1990, Mr. Horsch has served as Chairman of Eagle Management & Financial Corp., a management consulting firm. He was Chairman and Chief Executive Officer of Munsingwear, Inc., from 1987 to 1990. Mr. Horsch also serves on several private company boards. Mr. Horsch received a B.A. degree from the University of St. Thomas and an M.B.A. degree from Northwestern University.

Paul A. LaViolette joined the Company as President, Boston Scientific International, and Vice President--International in January 1994. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President--Nonvascular Businesses. In October 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Company's Scimed, EPT and Target businesses as Group President, Cardiovascular. Prior to joining the Company, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

Robert G. MacLean joined the Company as Senior Vice President--Human Resources in April 1996. Prior to joining the Company, he was Vice President--Worldwide Human Resources for National Semiconductor Corporation in Santa Clara, California from October 1992 to March 1996. Mr. MacLean has held various human resources management positions in the U.S. and Europe during his career. Prior to his business endeavors, he was Economics Professor at the University of the Pacific. Mr. MacLean received his B.A. and M.A. degrees and completed his doctoral studies in economics from Stanford University.

Dr. Kshitij Mohan joined the Company as Senior Vice President and Chief Technology Officer in April 2000. Dr. Mohan served most recently as Corporate Vice President, Research and Technical Services at Baxter International, Inc., where he had held a variety of positions since 1988. From 1983 to 1988, Dr. Mohan served in various senior positions in the United States Food and Drug Administration. Prior to that, Dr. Mohan served in the White House Office of Management and Budget from 1979 to 1983. Dr. Mohan currently serves on the Board of Directors of the Health Industry Manufacturer's Association, the Advisory Board of Bourne's College of Engineering at the University of California, and the Editorial Advisory Board for the Medical Device and Diagnostic Industry magazine. Dr. Mohan holds a Ph.D. in Physics from Georgetown University.

Stephen F. Moreci was appointed to the Executive Committee of the Company as Senior Vice President and Group President, Endosurgery in December 2000. Mr. Moreci joined the Company in 1989 and most recently served as the Company's President of its Medi-tech division since 1999. From 1989 until 1999, Mr. Moreci held a variety of management positions within the Company, including Vice President and General Manager of Cardiac Assist from 1989 to 1991, Vice President and General Manager of Microvasive Endoscopy from 1991 until 1995, Group Vice President of Nonvascular from 1995 until 1996 and President of Microvasive Endoscopy from 1996 until 1999. Mr. Moreci received a B.S. degree from Pennsylvania State University.

N.J. Nicholas, Jr. joined the Company as a Director in October 1994. Mr. Nicholas served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. N.J. Nicholas, Jr. is a director of Xerox Corporation and Priceline.com. and also serves on the board of several privately-owned media companies. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Pete Nicholas, Chairman of the Board of the Company.

Pete Nicholas, a co-founder of the Company, has been the Chairman of the Board of the Company since 1995. He has been a Director since 1979 and served as the Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Vice Chairman of the Board of Trustees of Duke University and a member of the Board's Executive Committee. Mr. Nicholas is also a member of the American Academy of Achievement and has recently received the Phoenix Lifetime Achievement Award. He is also a recent recipient of the Ellis Island Medal of Honor, and is a Fellow of the American Academy of Arts and Sciences. He is a member of the Massachusetts Business Roundtable and currently serves on the boards of the Boys & Girls Club of Boston, Massachusetts High Technology Council, and CEO's for Charter Schools. Mr. Nicholas also serves on several for profit and not-for-profit boards. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1968. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., a Director of the Company.

John E. Pepper joined the Company as a Director in October 1999. Mr. Pepper is Chairman of the Board of Directors of Procter & Gamble where he also had been Chief Executive Officer and Chairman of the Board from 1995 to 1999, President from 1986 to 1995, director since 1984 and served in various positions since 1963. Mr. Pepper is a member of the Board of Directors of Xerox Corporation and Motorola Inc. Mr. Pepper is a Fellow of The Yale Corporation and a Trustee of the Christ Church Endowment Fund. He serves on the boards of Partnership for a Drug Free America and the National Advisory Board of the National Underground Railroad Freedom Center. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctorate degrees from Xavier University, The Ohio State University, Mount St. Joseph College and St. Petersburg University (Russia).

Dr. Arthur L. Rosenthal joined the Company in January 1994 as Senior Vice President and Chief Development Officer and became Chief Scientific Officer in February 2000. Prior to joining the Company, he was Vice President--Research & Development at Johnson & Johnson Medical, Inc., from April 1990 to January 1994. Between 1973 and 1990, Dr. Rosenthal held several executive technical management positions at Pfizer Inc., 3M and C.R. Bard, Inc., primarily in the fields of device clinical research and biomedical engineering. Dr. Rosenthal received his B.A. in bacteriology from the University of Connecticut, and his Ph.D. in biochemistry from the University of Massachusetts.

Senator Warren B. Rudman joined the Company as a Director in October 1999. Senator Rudman became a partner in the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison in 1992 after serving two terms as a U.S. Senator from New Hampshire from 1980 to 1992. Senator Rudman serves as Chairman of the President's Foreign Intelligence Advisory Board and serves on the Boards of Trustees of Valley Forge Military Academy, the Brookings Institution, and the Council on Foreign Relations. He also serves on the boards of Allied Waste Industries, Inc., the American Stock Exchange, Inc., The Chubb Corporation, Collins & Aikman Corporation, Raytheon Corporation and several funds managed by the Dreyfus Corporation. He is also the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and a LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

Paul W. Sandman joined the Company as Senior Vice President, Secretary and General Counsel in May 1993. From March 1992 through April 1993, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc., where he was responsible for legal affairs. From 1984 to 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College, and his J.D. from Harvard Law School.

James H. Taylor, Jr. joined the Company as Senior Vice President of Corporate Operations in August 1999. Mr. Taylor most recently served as Vice President of Global Technology at Nestle Clinical Nutrition from 1995 to 1997. Prior to joining Nestle, he completed a thirty-year career at Baxter International, where he held a broad range of positions in operations management, including from 1992 to 1995, the position of Corporate Vice President of Manufacturing Operations and Strategy. Mr. Taylor received his B.A. degree from the University of North Carolina.

James R. Tobin joined the Company as Director, President and Chief Executive Officer in March 1999. Prior to joining the Company, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter's I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the Boards of Directors of Beth Israel Deaconess Medical Center, the Carl J. Shapiro Institute for Education and Research, Curis, Inc. and Applera Corporation (formerly PE Corporation). Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

                                     PART II

- --------------------------------------------------------------------------------


ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "BSX".

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock on March 16, 2001 was $18.45.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on pages F-10 through F-11 of the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 6, 2001 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11.  EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 6, 2001 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 6, 2001 are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 6, 2001 are incorporated herein by reference.

                                     PART IV


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

             3.4 Restated By-laws of the Company (Exhibit 3.2, Registration No. 33-46980).

             4.1 Specimen Certificate for shares of the Company's Common Stock (Exhibit 4.1, Registration No. 33-46980).

             4.2    Description of Capital Stock contained in Exhibits 3.1, 3.2,
                    3.3 and 3.4.

             4.3 Form of Debt Securities Indenture (Exhibit 4.4, Registration Statement on Form S-3 of the Company, BSC Capital Trust, BSC Capital Trust II and BSC Capital Trust III, File No. 333-64887).

            10.1 Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

            10.2 Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

           *10.3 Form of Amendment to Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended.

            10.4 Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

            10.5 SCIMED Life Systems, Inc. 1987 Non-Qualified Stock Option Plan, amended and restated (Exhibit 4.3, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 23, 1991 for its 1991 Annual Meeting of Shareholders, Commission File No. 0-9301).

            10.6 SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0-9301).

            10.7 SCIMED Life Systems, Inc. 1992 Stock Option Plan (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File No. 0-9301).

            10.8 Heart Technology, Inc. Restated 1989 Stock Option Plan (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).

            10.9 Heart Technology, Inc. 1992 Stock Option Plan for Non-Employee Directors (Exhibit 4.6, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).

           10.10 Heart Technology, Inc. 1995 Stock and Incentive Plan (Exhibit 4.7, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Quarterly Report on 10-Q/A of Heart Technology for its fiscal quarter ended June 30, 1995, filed on August 30, 1995, File No. 0-19812).

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

           10.16 Boston Scientific Corporation 401(k) Savings Plan, Amended and Restated, Effective January 1, 1997 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).

           10.17 Second Amendment to Boston Scientific Corporation 401(k) Plan (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, File No. 1-11083).

           10.18 Third Amendment to Boston Scientific Corporation 401(k) Plan (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, File No. 1-11083).

          *10.19 Form of Fourth Amendment to Boston Scientific Corporation 401(k) Plan.

           10.20 Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, File No. 1-11083).

          *10.21 Form of First Amendment to the Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated.

          *10.22 Form of Second Amendment to the Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated.

           10.23 Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

           10.24 Boston Scientific Corporation 2000 Long Term Incentive Plan (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-11083).

           10.25 Form of Second Amended and Restated Credit Agreement, dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.1, Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).

           10.26 Form of Amendment dated February 23, 1999 to Second Amended and Restated Credit Agreement dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.21, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

           10.27 Form of Second Amendment to the Second Amended and Restated Credit Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of June 20, 2000. (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-11083).

            10.28 Form of Second Amended and Restated Credit Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of August 21, 2000 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, File No. 1-11083).

            10.29 Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

            10.30 Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).

            10.31 Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

            10.32 Letter Agreement dated March 17, 1999, between the Company and James R. Tobin (Exhibit 10.34, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

            10.33 Agreement Containing Consent Decree, dated as of February 23, 1995, between the Company and the Federal Trade Commission (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).

            10.34 6.625% Promissory Notes due March 15, 2005 issued by the Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and
                    4.3 to the Company's Current Report on Form 8-K dated March 10, 1998, File No. 1-11083).

            11. Statement regarding computation of per share earnings (included in Note J to the Company's 2000 Consolidated Financial Statements for the year ended December 31, 2000, filed as Exhibit 13.1 hereto).

           *12.1 Statement regarding computation of ratios of earnings to fixed charges.

           *13.1 The Company's 2000 Consolidated Financial Statements for the year ended December 31, 2000.

            13.2 Report of Independent Auditors, Ernst & Young LLP (included in the Company's 2000 Consolidated Financial Statements for the year ended December 31, 2000, filed as Exhibit 13.1 hereto).

           *21. List of the Company's subsidiaries as of March 9, 2001. Each subsidiary does business under the corporate name indicated.

           *23.1    Consent of Independent Auditors, Ernst & Young LLP.


(b)       Reports on Form 8-K.

          None.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: March 30, 2001

                                        BOSTON SCIENTIFIC CORPORATION

                                        By: /s/  LAWRENCE C. BEST
                                        ----------------------------------------
                                        Lawrence C. Best
                                        Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 30, 2001                   /s/  JOHN E. ABELE
                                        ----------------------------------------
                                        John E. Abele
                                        Director, Founder


Dated: March 30, 2001                   /s/  LAWRENCE C. BEST
                                        ----------------------------------------
                                        Lawrence C. Best
                                        Senior Vice President--Finance and
                                        Administration and Chief Financial
                                        Officer (Principal Financial and
                                        Accounting Officer)

Dated: March 30, 2001                   /s/  JOSEPH A. CIFFOLILLO
                                        ----------------------------------------
                                        Joseph A. Ciffolillo
                                        Director

Dated: March 30, 2001                   /s/  JOEL L. FLEISHMAN
                                        ----------------------------------------
                                        Joel L. Fleishman
                                        Director

Dated: March 30, 2001                   /s/  RAY J. GROVES
                                        ----------------------------------------
                                        Ray J. Groves
                                        Director

Dated: March 30, 2001                   /s/  LAWRENCE L. HORSCH
                                        ----------------------------------------
                                        Lawrence L. Horsch
                                        Director

Dated: March 30, 2001                   /s/  N.J. NICHOLAS, JR.
                                        ----------------------------------------
                                        N.J. Nicholas, Jr.
                                        Director

Dated: March 30, 2001                   /s/  PETER M. NICHOLAS
                                        ----------------------------------------
                                        Peter M. Nicholas
                                        Director, Founder, Chairman of the Board

Dated: March 30, 2001                   /s/  JOHN E. PEPPER
                                        ----------------------------------------
                                        John E. Pepper
                                        Director

Dated: March 30, 2001                   /s/  WARREN B. RUDMAN
                                        ----------------------------------------
                                        Warren B. Rudman
                                        Director


Dated: March 30, 2001                   /s/  JAMES R. TOBIN
                                        ----------------------------------------
                                        James R. Tobin
                                        Director, President and
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                          FINANCIAL STATEMENT SCHEDULE

The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 2000 Consolidated Financial Statements (Exhibit 13.1 filed herewith):

                 Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                                                     SCHEDULE II




                        VALUATION AND QUALIFYING ACCOUNTS

                                                                       ADDITIONS
                                                     --------------------------------------------

                                                          Balance at   Charged to    Charged to                       Balance at
                                                          Beginning    Costs and       Other                            End of
Description                                               of Period     Expenses     Accounts       Deductions          Period
- -----------                                          ------------------------------------------------------------------------------
                                                                                     (In millions)
YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances.........      $63             8           5 (1)         9 (2)              $67

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances.........      $49            11          13 (1)        10 (2)              $63

YEAR ENDED DECEMBER 31, 1998
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances.........      $30            15          16 (1)        12 (2)              $49

(1)  Charges for sales returns and allowances, net of actual sales returns

(2)  Uncollectible accounts written off.

     Certain prior years' amounts have been reclassified to conform to the current year's presentation.