Form 10-Q
period 2001-03-31
BOSTON SCIENTIFIC CORP
filed 2001-05-15
CIK 885725

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


/x/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         ACT OF 1934

         For the quarterly period ended: March 31, 2001


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

         Yes  X                     No
            -----                      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                       Shares Outstanding
         Class                                        as of March 31, 2001
         -----                                        --------------------

Common Stock, $.01 Par Value                               401,422,425
================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                              March 31,      December 31,
In millions, except share and per share data                                    2001              2000
---------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                 $       84        $       54
   Short-term investments                                                                               6
   Trade accounts receivable, net                                                   370               361
   Inventories                                                                      361               354
   Other current assets                                                             246               217
                                                                             ----------------------------
         Total current assets                                                     1,061               992

Property, plant and equipment                                                       958               942
Less: accumulated depreciation                                                      393               375
                                                                             ----------------------------
                                                                                    565               567

Excess of cost over net assets acquired, net                                        816               821
Technology - core and developed, net                                                527               507
Patents, trademarks and other intangibles, net                                      346               343
Other assets                                                                        210               197
                                                                             ----------------------------
                                                                             $    3,525        $    3,427
                                                                             ============================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                              March 31,      December 31,
In millions, except share and per share data                                    2001              2000
----------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                          $       29         $       56
   Bank obligations                                                                 311                204
   Accounts payable and accrued expenses                                            420                419
   Other current liabilities                                                        139                140
                                                                             -----------------------------
         Total current liabilities                                                  899                819

Long-term debt                                                                      568                574
Other long-term liabilities                                                          97                 99

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
      414,922,050 shares issued at March 31, 2001 and December 31, 2000               4                  4
   Additional paid-in capital                                                     1,215              1,210
   Treasury stock, at cost -  13,499,625 shares at March 31, 2001 and
      15,074,381 shares at December 31, 2000                                       (250)              (282)
   Deferred compensation                                                            (19)               (15)
   Retained earnings                                                              1,100              1,116
   Accumulated other comprehensive loss                                             (89)               (98)
                                                                             -----------------------------
  Total stockholders' equity                                                      1,961              1,935
                                                                             -----------------------------
                                                                             $    3,525         $    3,427
                                                                             =============================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                                 Three Months Ended
                                                                                       March 31
In millions, except per share data                                              2001              2000
----------------------------------------------------------------------------------------------------------
Net sales                                                                    $      654         $      679
Cost of products sold                                                               222                213
                                                                             -----------------------------
Gross profit                                                                        432                466

Selling, general and administrative expenses                                        225                214
Amortization expense                                                                 23                 23
Royalties                                                                             9                 11
Research and development expenses                                                    56                 49
Purchased research and development                                                   79
                                                                             -----------------------------
                                                                                    392                297
                                                                             -----------------------------
Operating income                                                                     40                169

Other income (expense):
   Interest expense                                                                 (14)               (21)
   Other, net                                                                         1                  8
                                                                             -----------------------------

Income before income taxes                                                           27                156
Income taxes                                                                         32                 50
                                                                             -----------------------------
Net income (loss)                                                            $       (5)        $      106
                                                                             =============================

Net income (loss) per common share - basic                                   $    (0.01)        $     0.26
                                                                             =============================

Net income (loss) per common share - assuming dilution                       $    (0.01)        $     0.26
                                                                             =============================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

In millions, except share data                      Three Months Ended March 31, 2001
-----------------------------------------------------------------------------------------------------------
                                                       Common Stock
                                              ------------------------------      Additional
                                                  Shares Issued        Par          Paid-In      Treasury
                                                 (In thousands)       Value         Capital        Stock
                                              -------------------------------------------------------------
Balance at December 31, 2000                          414,922        $     4        $ 1,210        $  (282)
Net loss
Foreign currency translation adjustment
Issuance of common stock                                                                  3             34
Cancellation of restricted stock                                                                        (2)
Tax benefit relating to incentive stock option
     and employee stock purchase plans                                                    2
Amortization of deferred compensation
Unrealized gains on derivative
     financial instruments, net
Unrealized gains on equity investments, net
                                              -------------------------------------------------------------
Balance at March 31, 2001                             414,922        $     4        $ 1,215        $  (250)
                                              =============================================================


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)(continued)

In millions, except share data                      Three Months Ended March 31, 2001
-----------------------------------------------------------------------------------------------------------
                                                                                 Accumulated Other
                                                     Deferred         Retained     Comprehensive
                                                   Compensation       Earnings     Income (Loss)       Total
                                                  ------------------------------------------------------------
Balance at December 31, 2000                          $   (15)        $ 1,116         $   (98)        $ 1,935
Net loss                                                                   (5)                             (5)
Foreign currency translation adjustment                                                    (9)             (9)
Issuance of common stock                                   (7)            (10)                             20
Cancellation of restricted stock                            1              (1)                             (2)
Tax benefit relating to incentive stock option
     and employee stock purchase plans                                                                      2
Amortization of deferred compensation                       2                                               2
Unrealized gains on derivative
     financial instruments, net                                                            20              20
Unrealized gains on equity investments, net                                                (2)             (2)
                                                  ------------------------------------------------------------
Balance at March 31, 2001                             $   (19)        $ 1,100         $   (89)        $ 1,961
                                                  ============================================================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31
In millions                                                                     2001              2000
----------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                        $       91         $      148

Investing activities:
    Purchases of property, plant and equipment, net                                 (29)               (16)
    Acquisitions of businesses, net of cash acquired                               (104)
    Payments for acquisitions of and/or investments in certain
    technologies, net                                                               (16)
    Other, net                                                                        1                  4
                                                                             -----------------------------
Cash used for investing activities                                                 (148)               (12)

Financing activities:
    Net (decrease) increase in commercial paper                                     (27)               122
    Net proceeds from (payments on) borrowings
       on revolving credit facilities                                               105               (220)
    Proceeds from issuances of shares of common stock                                 7                  8
    Acquisitions of treasury stock                                                                     (57)
    Other, net                                                                        3                  5
                                                                             -----------------------------
Cash provided by (used for) financing activities                                     88               (142)
Effect of foreign exchange rates on cash                                             (1)                (2)
                                                                             -----------------------------
Net increase (decrease) in cash and cash equivalents                                 30                 (8)
Cash and cash equivalents at beginning of period                                     54                 64
                                                                             -----------------------------
Cash and cash equivalents at end of period                                   $       84         $       56
                                                                             =============================

       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

For the three months ended March 31, 2001 and 2000, the Company's comprehensive income was $4 million and $102 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                             Three Months
                                                                            Ended March 31,
(In millions, except share and per share data)                           2001             2000
-------------------------------------------------------------------------------------------------
Basic:
  Net income (loss)                                                   $      (5)        $     106
                                                                      ---------------------------
  Weighted average shares outstanding (in thousands)                    399,186           408,178
                                                                      ---------------------------
  Net income (loss) per common share                                  $   (0.01)        $    0.26
                                                                      ===========================

Assuming dilution:
  Net income (loss)                                                   $      (5)        $     106
                                                                      ---------------------------
  Weighted average shares outstanding (in thousands)                    399,186           408,178

Net effect of dilutive stock-based compensation (in thousands)                              3,179
                                                                      ---------------------------
  Total (in thousands)                                                  399,186           411,357
                                                                      ---------------------------
  Net income (loss) per common share                                  $   (0.01)        $    0.26
                                                                      ===========================

During the first quarter of 2001, approximately 4 million potential common shares were not included in the computation of earnings per share, assuming dilution, as they would have been anti-dilutive.

Note D - Business Combinations

On February 27, 2001, the Company completed its acquisition of Embolic Protection, Inc. (EPI). EPI develops and manufactures embolic protection filters for use in interventional stent and interventional cardiovascular procedures.

On March 5, 2001, the Company completed its acquisition of Catheter Innovations, Inc. (CI). CI develops and manufactures catheter-based venous access products used by clinicians to treat critically ill patients through the delivery of chemotherapy drugs, antibiotics and nutritional support.

On March 30, 2001, the Company completed its acquisition of Quanam Medical Corporation (Quanam). Quanam develops medical devices using novel polymer technology, with a concentration on drug-delivery stent systems for use in cardiovascular applications. Quanam's technology will help the Company broaden its drug delivery portfolio.

The cost for these three acquisitions, excluding future contingent payments, amounted to approximately $103 million, consisting of approximately $90 million in cash and the issuance of 969,459 Company shares. The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from their respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material to the Company.

The aggregate purchase price for each acquisition has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their fair values at date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. The Company expects to finalize the purchase price allocation in the second quarter of 2001. Based upon these preliminary valuations, the Company recorded a $79 million charge to account for purchased research and development. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining technological feasibility of these projects is obtaining Food and Drug Administration (FDA) approval. Accordingly, the value attributable to these projects, which have not yet obtained FDA approval, was immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets recorded in connection with these acquisitions are being amortized on a straight-line basis ranging from 9 to 20 years.

The income approach was used to establish the fair values of the purchased research and development. This approach established the fair value of an asset by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs, risk-adjusted discount rates ranging from 20% to 28% were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant projects, relative to the purchased research and development charge recorded, are embolic protection devices acquired in connection with the EPI transaction which represents over 78% of the in-process value. The embolic protection devices are filters that are mounted on a guidewire and are used to capture embolic material that is dislodged during cardiovascular interventions. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available in Europe and the U.S. within one to three years, with an estimated cost to complete of approximately $20 to $30 million.

The Company is subject to contingent payments over the next four years based on the acquired companies' reaching certain performance and other milestones. These payments may be made in cash and/or Company stock and the amount would be allocated to specific intangible asset categories with the remainder assigned to excess of cost over net assets acquired on the basis that the consideration had been paid as of the date of acquisition.

On April 2, 2001, the Company completed its acquisition of Interventional Technologies, Inc. (IVT). IVT develops, manufactures and markets minimally invasive devices for use in interventional cardiology, including the Cutting Balloon(TM) catheter and the Infiltrator(R) transluminal drug delivery catheter.

The Company is obligated to pay approximately $345 million in cash plus additional cash amounts contingent upon achieving performance and other milestones. The transaction will be accounted for using the purchase method of accounting.

Note E - Global Operations Strategy

At March 31, 2001, the Company had approximately $58 million of accrued severance and related costs associated with the Company's 2000 plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 2,000 manufacturing, manufacturing support and management employees. The Company expects that the plan will be substantially completed over the next nine months. As of March 31, 2001, less than $1 million had been charged against the restructuring accrual for the approximately 40 employees terminated pursuant to the plan.

Note F - Inventories

The components of inventory consist of the following:

                        March 31,     December 31,
(In millions)             2001            2000
-----------------------------------------------
Finished goods         $    200        $    172
Work-in-process              63              59
Raw materials                98             123
                       ------------------------
                       $    361        $    354
                       ========================

At March 31, 2001, the Company had approximately $132 million of net NIR(R) coronary stent inventory, which is supplied by Medinol Ltd. (Medinol), and was committed to purchase approximately $25 million of NIR(R) stents from Medinol. Delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company.

Note G - Derivative Instruments and Hedging Activities

Upon adoption of Statement 133, the Company initiated a program to hedge a portion of its forecasted inter-company and third-party transactions with foreign exchange forward and option contracts. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of forward contracts designated as cash flow hedging instruments are the same as the underlying forecasted transaction, changes in the fair value of forward contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as cash flow hedging instruments is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the three months ended March 31, 2001.

The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in accumulated other comprehensive income/(loss) (AOCI) until the third-party transaction associated with the hedged forecasted transaction occurs. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the cash flow hedge is reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third-party transaction does not occur, or it becomes probable that it will not occur, the effective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time.

The Company recognized a net gain of approximately $2 million in earnings from derivative instruments designated as cash flow hedges of forecasted transactions during the three months ended March 31, 2001. All of the derivative instruments, designated as cash flow hedges, outstanding at December 31, 2000, mature within the subsequent 24-month period. As of March 31, 2001, approximately $47 million of unrealized net gains have been recorded in AOCI, net of tax, to recognize the effective portion of any fair value of derivative instruments that are, or previously were, designated as cash flow hedges. Based upon current exchange rates, a gain of approximately $27 million, net of tax, may be reclassified to earnings within the next twelve months to mitigate foreign exchange risk.

Furthermore, the Company continues to hedge its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company's earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are not designated as cash flow, fair value or net investment hedges under Statement
133. These derivative instruments do not subject the Company's earnings or cash flows to material risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are entered into for periods consistent with commitments, generally one to six months.

Note H - Commitments and Contingencies

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

On August 12, 1998, ACS and an affiliate of ACS filed suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes five patents owned by ACS. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking injunctive and monetary relief. On June 28, 2000, the Court granted the Company's motion to dismiss the action. ACS has appealed the decision and a hearing on the appeal was held on May 8, 2001.

On March 25, 1996, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson Company (Johnson & Johnson), filed a suit for patent infringement against SCIMED, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material used in certain SCIMED catheter products, including SCIMED's BANDIT(TM) and EXPRESS PLUS(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. A trial date has not yet been set.

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

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint. A trial is expected to begin in late 2002.

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. A final decision has not yet been entered by the Court pending post-trial motions scheduled through May 2001.

On June 7, 1999, the Company, SCIMED and Medinol filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol and exclusively licensed to the Company are infringed by at least Cordis' CROWN(TM), MINI CROWN(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The case has been transferred to the U.S. District Court for the District of Delaware. A trial is scheduled to begin in August 2001.

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

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001 and on May 15, 2001, the Court issued an oral decision that Cordis' BX Velocity stent delivery system infringes the Medinol published utility model.

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

On August 13, 1998, Arterial Vascular Engineering, Inc., now named Medtronic AVE Inc. (AVE), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, AVE amended the complaint to include a third patent. The Company and SCIMED have answered, denying the allegations of the complaint. The parties have filed a stipulation requesting the Court stay the case until the third quarter of 2002.

On December 15, 1998, the Company and SCIMED filed a cross-border suit against AVE in The Netherlands alleging that AVE's AVE GFX(TM), AVE GFX 2(TM), AVE LTX(TM) and USCI CALYPSO(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing on the merits was held on October 22, 1999. The Court delayed its decision pending advice from the Dutch Patent Office, which has been received. A final hearing has been scheduled for November 23, 2001.

On December 18, 1998, AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's MAXXUM(TM), VIVA!(TM), ADANTE(TM) and NIR(R) PRIMO(R) catheters infringe a patent owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The suit has been amended to add infringement allegations relating to two other AVE patents. The Company and SCIMED have answered, denying the allegations of the complaint.

On March 10, 1999, the Company (through its subsidiary Schneider (Europe) AG) filed suit against AVE alleging that AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held on January 27, 2000. The Court has delayed its decision pending expert advice and on May 15, 2000, the Court appointed a technical expert.

On April 6, 1999, AVE filed suit against SCIMED and another subsidiary of the Company alleging that the Company's NIR(R) stent infringes one of AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held in Germany on September 23, 1999, and on November 4, 1999, the court dismissed the complaint. On December 21, 1999, AVE appealed the dismissal. The appeal is stayed pending the outcome of a related nullity action.

On May 14, 1999, Medtronic, Inc. (Medtronic) filed suit against the Company and SCIMED alleging that a variety of the Company's NIR(R) stent products infringe a Medtronic patent. The suit was filed in the U.S. District Court for the Fourth District of Minnesota seeking injunctive and monetary relief. In February 2000, the court found that the NIR(R) stent products do not infringe Medtronic's patent and the suit was dismissed. Medtronic appealed the decision. A hearing on the appeal was held on January 9, 2001 and on April 23, 2001, the Appeals Court affirmed the district court's judgment that the Company's NIR(R) stent products do not infringe the Medtronic patent.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the Fourth District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. A trial is expected in late 2001.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against AVE alleging that AVE's S670(TM) rapid exchange coronary stent system infringes a patent licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In July 2000, this matter was sent to arbitration. An arbitration hearing was held in April 2001 to determine whether AVE's S670 and S660(TM) rapid exchange coronary stent delivery systems and the R1 rapid exchange catheter are licensed pursuant to the terms of a settlement agreement. A decision is expected in June or July of 2001.

On December 6, 2000, the Company and SCIMED filed suit for patent infringement against AVE alleging that AVE's S660 and S670 coronary stent delivery systems and RI rapid exchange catheter infringe a patent owned by the Company. The suit was filed in the United Stated District court for the District of Delaware seeking monetary and injunctive relief. AVE has answered, denying the allegations of the complaint.

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

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999 and a decision was received in September 1999 finding the Company's products infringe the Cook patent. The Company appealed the decision. A hearing is expected in August 2001.

On March 18, 1999, Cook filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) coronary stent infringes a certain U.S. patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 14, 1999, Cook filed an amended complaint adding Meadox Medicals, Inc. (Meadox), a wholly owned subsidiary of the Company, as a party to the suit, and adding a breach of contract claim. The Company, SCIMED and Meadox have answered, denying the allegations of the complaint. A trial is expected in June 2002.

On May 19, 2000, the Company and SCIMED filed suit against a subsidiary of Cook alleging that Cook's MBL-4(TM), MBL-6(TM), MBL-4-XL(TM) and MBL-6-OV(TM) ligating devices infringe three of the Company's patents. The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. Cook counterclaimed seeking declaratory judgment that the Company's patents are invalid and unenforceable and Cook's products do not infringe the Company's patents. The Company filed a motion requesting a preliminary injunction which was denied in September 2000. The Company has filed a notice of appeal of the court's decision. A hearing on the appeal has not yet been scheduled.

On February 3, 1999, the Company filed suit against Influence, Inc. (Influence) alleging that Influence infringes certain of the Company's patents covering the treatment of female urinary incontinence. The suit was filed in the Northern District of California. Influence counterclaimed, alleging that the Company infringes certain Influence patents, also relating to the treatment of female urinary incontinence. On January 31, 2001, the Company and Influence entered into an agreement to settle the litigation. Pursuant to the terms of the agreement, both parties cross licensed patents relating to certain treatment for female urinary incontinence.

On March 27, 2000, American Medical Systems, Inc. (AMS) filed suit against the Company alleging that the Company induces infringement of an AMS patent covering a certain treatment for female urinary incontinence. The complaint also alleges misappropriation of trade secrets and breach of contract. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 31, 2001 the company and AMS entered into an agreement to settle the litigation. Pursuant to the terms of the agreement, both parties cross licensed patents relating to certain treatment for female urinary incontinence.

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company has filed a motion to dismiss the complaint and the FTC has filed a motion for summary judgment. The motions are scheduled to be heard on June 21, 2001.

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

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. ("Pfizer") and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Rapid Exchange technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. Dr. Bonzel has also provided a notice of breach of the agreement which could lead to its termination. On September 5, 2000, the Company and Boston Scientific Scimed, Inc. (formerly known as Schneider (USA), Inc.) filed suit against Dr. Bonzel in the U.S. District Court for the District of Massachusetts seeking declaratory judgment of non-infringement because the Company has not breached the terms of the license agreement and that Dr. Bonzel is stopped from asserting infringement. Dr. Bonzel filed a motion to dismiss or stay the Massachusetts action and in February 2001, the Court dismissed the Massachusetts case.

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. Medinol supplies NIR(R) stents exclusively to the Company. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company's internal Express(TM) stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company's right to distribute Medinol stents and access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, Judith and Jacob Richter, alleging multiple breaches of contract, fraud and deceptive practices, and defamation. The Company seeks monetary and injunctive relief.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.

The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company. As of March 31, 2001, the potential exposure for litigation-related accruable costs is estimated to range from $15 million to $24 million. As of March 31, 2001, the range of loss for reasonably possible contingencies that can be estimated is $0 to $344 million, plus interest, and additional damages for sales occurring after the jury verdict related to the Cordis suit for patent infringement filed on October 22, 1997.

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

Note I - Segment Reporting

Boston Scientific is a worldwide developer, manufacturer and marketer of medical devices for less invasive procedures. The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenues from the sale of less invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2000 has been restated based on the Company's standard foreign exchange rates used for 2001. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

                                                                                                         Inter-
(In millions)                                                   United States     Europe      Japan    Continental    Total
------------------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 2001
  Net sales                                                            $391        $ 93        $136        $ 43        $663
  Operating income excluding purchased research and development         147          27          81           1         256


Three months ended March 31, 2000
  Net sales                                                            $391        $ 93        $138        $ 43        $665
  Operating income excluding purchased research and development         166          29          93           3         291
                                                                    ==========================================================

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                                                Three Months Ended
                                                                                     March 31,
-----------------------------------------------------------------------------------------------------
( In millions)                                                                   2001          2000
Net sales:
       Total net sales for reportable segments                                 $    663      $    665
       Foreign exchange                                                              (9)           14
                                                                               ----------------------
                                                                               $    654      $    679
Income before income taxes:
       Total operating income for reportable segments
       excluding purchased research and development                            $    256      $    291
       Manufacturing operations                                                     (26)          (30)
       Corporate expenses and foreign exchange                                     (111)          (92)
       Purchased research and development                                           (79)
                                                                               ----------------------
                                                                                     40           169

       Other expense, net                                                           (13)          (13)
                                                                               ----------------------
                                                                               $     27      $    156
                                                                               ======================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the first quarter of 2001 were $654 million as compared to $679 million in the first quarter of 2000, a decline of 4 percent. Without the adverse impact of $24 million due to foreign currency fluctuations, net sales in the first quarter of 2001 totaled $678 million. The reported net loss for the first quarter of 2001 was $5 million, or $0.01 per share, as compared to net income of $106 million, or $0.26 per share (diluted), in the first quarter of 2000. The first quarter results for 2001 include a $79 million charge, net of tax, for purchased research and development and expenses of $13 million ($9 million, net of tax) associated with the Company's global operations plan.

United States (U.S.) revenues were approximately $391 million during the first quarter of 2001 and 2000, while international revenues decreased approximately 9% to $263 million. Worldwide coronary stent revenues and worldwide coronary balloon revenues were approximately $100 million and $75 million, respectively, during the first quarter of 2001, compared to $113 million and $101 million, respectively, during the first quarter of 2000. The reduction in the Company's coronary stent and coronary balloon revenues was partially offset by revenue growth in the Company's other products.

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. In addition, technology and competitive offerings in the market are constantly changing. In the first quarter of 2001, the Company received approval from the U.S. Food and Drug Administration (FDA) to market four NIR(R) coronary stent systems as well as the over-the-wire version of its Maverick(R) balloon dilatation catheter. The Company believes the launch of these new products will enable the Company to compete in these markets. However, stent revenues for 2001 will be negatively impacted by continued volatility in the worldwide coronary stent market and by competitive offerings. Delays in product development and the timing of submission for and receipt of regulatory approvals to market next generation coronary and peripheral stent platforms in the U.S. and international markets will influence the Company's ability to offer competitive stent products. Stent revenues for 2001 may be negatively impacted by a reduction in average selling prices due to competitive pressures.

Gross profit as a percentage of net sales decreased from 68.6% in the first quarter of 2000 to 66.1% in the first quarter of 2001. The decrease in gross margin is primarily driven by expenses of $13 million ($9 million, net of tax) associated with the Company's global operations plan. Gross margins were also negatively impacted due to sales of the higher costing coronary stent systems launched in the U.S. in the first quarter of 2001, partially offset by operational cost improvements. The Company's ability to effectively manage its mix and levels of inventory, including consignment inventory, until new products are available and as the Company transitions to new products will be critical in minimizing excess inventories.

Medinol Ltd. (Medinol), an Israeli company, is the supplier of the NIR(R) stent. Any unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. Furthermore, the purchase price of NIR(R) coronary stents, the amount of NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms could significantly impact gross margins. At March 31, 2001, the Company had approximately $132 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $25 million of NIR(R) stents from Medinol. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 15% in the first quarter of 2001 and 2000.

On April 5, 2001, Medinol filed a lawsuit against the Company and a number of its current and former employees, alleging fraud, breaches of contract, and other claims. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets. In the suit, Medinol is seeking, among other things, to end the Company's right to distribute Medinol stents and to access certain Company intellectual property. On April 30, 2001, the Company answered and counter sued Medinol and its principals charging them with fraud, multiple breaches of contract, unfair and deceptive practices and defamation. The Company's ability to manage its relationship with Medinol during the pendency of the litigation and the outcome of the litigation with Medinol could impact the future operating results of the Company.

During 2000, the Company approved and committed to a global operations plan that encompasses a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The manufacturing process and supply chain programs are designed to lower inventory levels and the cost of manufacturing and to minimize inventory write-downs. Gross margin benefits will not be fully realized until manufacturing processes are improved and historical inventories are sold.

The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 2,000 manufacturing, manufacturing support and management employees. The Company expects that the plan will be substantially completed over the next nine months. As of March 31, 2001, less than $1 million had been charged against the restructuring accrual for the approximately 40 employees terminated pursuant to the plan. During the first quarter of 2001, the Company recorded pre-tax costs of $13 million as cost of sales related to transition costs associated with the plant optimization plan and accelerated depreciation on fixed assets whose useful lives have been reduced as a result of the initiative. During the remainder of 2001, the Company estimates that it will record pre-tax expenses of approximately $50 million as cost of sales related to the plant optimization initiative, primarily for transition costs, accelerated depreciation and abnormal production variances related to underutilized plant capacity.

The Company expects that it will make total cash outlays, net of proceeds from building and fixed asset sales, of approximately $115 million for the plant optimization initiative, $70 million of which the Company expects to make during the remainder of 2001. Cash outlays to be made beyond 2001 primarily represent severance costs for employees terminated during 2001 but paid out in 2002. The Company anticipates that these cash outlays will be funded from cash flows from operating activities and from the Company's borrowing capacity. The cash outlays include severance and outplacement costs, transition costs and capital expenditures related to the plan. The success of the initiative may be dependent on the Company's ability to retain existing employees and attract new employees during the transition period. The Company's ability to effectively manage the inventories during the transition period may impact the operating results of the Company.

The Company estimates that the global operations plan will achieve pre-tax operating savings, relative to the base year of 1999, of approximately $100 million in 2001, $220 million in 2002 and $250 million in annualized savings thereafter. Incremental pre-tax savings expected to be realized in 2001 relative to 2000 are estimated to be approximately $30 million. These savings will be realized primarily as reduced cost of sales and are expected to help mitigate gross margin pressures resulting from the launch of higher costing stents and stent delivery systems. Additionally, the Company intends to use a portion of these savings to increase its investment in research and development.

Selling, general and administrative expenses as a percentage of sales increased from 32% of sales in the first quarter of 2000 to 34% in the first quarter of 2001 and increased approximately $11 million from the first quarter of 2000 to $225 million. The increase as a percentage of sales in 2001 is primarily attributable to the reduction in sales combined with an increase in selling expenses. The increase in expense dollars is primarily attributable to costs incurred to strengthen and retain the Company's field sales force. The Company's ability to retain its established sales force and to control operating expenses may impact the operating results of the Company.

Amortization expense was approximately $23 million during the first quarters of 2001 and 2000. Amortization expense relates primarily to intangible assets recorded in connection with the acquisition of Schneider Worldwide.

Royalties decreased slightly from $11 million in the first quarter of 2000 to $9 million in the first quarter of 2001. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses were approximately $56 million and 9% of net sales during the first quarter of 2001, and approximately $49 million and 7% of net sales during the first quarter of 2000. The increase in research and development expenses is primarily due to increased funding for the development of new products and clinical trials, including the Company's internal drug-coated stent program, the carotid program and an internally developed stent platform. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research. The Company continues to be committed to refining existing products and procedures and to developing new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare.

On February 27, 2001, the Company completed its acquisition of Embolic Protection, Inc. (EPI). EPI develops and manufactures embolic protection filters for use in interventional stent and interventional cardiovascular procedures. This acquisition will allow the Company to accelerate its entry into the embolic protection market, a promising growth segment in interventional medicine.

On March 5, 2001, the Company completed its acquisition of Catheter Innovations, Inc. (CI). CI develops and manufactures catheter-based venous access products used by clinicians to treat critically ill patients through the delivery of chemotherapy drugs, antibiotics and nutritional support. The acquisition will expand the Company's portfolio in the venous access market.

On March 30, 2001, the Company completed its acquisition of Quanam Medical Corporation (Quanam). Quanam develops medical devices using novel polymer technology, with a concentration on drug-delivery stent systems for use in cardiovascular applications. Quanam's technology will help the Company broaden its drug delivery portfolio. On April 20, 2001, the Company announced its decision to discontinue further enrollment in Quanam's previously suspended clinical trial but to continue collection of follow-up data on the current study group. The decision was based on a review of interim trial results by a panel of clinical experts.

The cost for these three acquisitions, excluding future contingent payments, amounted to approximately $103 million, consisting of approximately $90 million in cash and the issuance of 969,459 Company shares. The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from their respective date of acquisition.

The aggregate purchase price for each acquisition has been allocated on a preliminary basis to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. The Company expects to finalize the purchase price allocation in the second quarter of 2001. Based upon these preliminary valuations, the Company recorded a $79 million charge to account for purchased research and development. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining technological feasibility of these projects is obtaining FDA approval. Accordingly, the value attributable to these projects, which have not yet obtained FDA approval, was immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets recorded in connection with these acquisitions are being amortized on a straight-line basis ranging from 9 to 20 years.

The income approach was used to establish the fair values of the purchased research and development. This approach established the fair value of an asset by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs, risk-adjusted discount rates ranging from 20% to 28% were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant projects, relative to the purchased research and development charge recorded, are embolic protection devices acquired in connection with the EPI transaction which represents over 78% of the in-process value. The embolic protection devices are filters that are mounted on guidewires and are used to capture embolic material that is dislodged during cardiovascular interventions. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available in Europe and the U.S. within one to three years, with an estimated cost to complete of approximately $20 to $30 million.

Interest expense decreased from $21 million in the first quarter of 2000 to $14 million in the first quarter of 2001. The overall decrease in interest expense is primarily attributable to a lower average debt balance. Other income (expense), net, changed from income of approximately $8 million in the first quarter of 2000 to income of approximately $1 million in the first quarter of 2001. The change is primarily due to a net gain of approximately $7 million recognized on sales of available-for-sale securities recorded in the first quarter of 2000.

The Company's effective tax rate, excluding the impact of purchased research and development, decreased from 32% in the first quarter of 2000 to 30% in the first quarter of 2001. The decrease is primarily attributable to a shift in the mix of the Company's U.S. and international businesses.

Uncertainty remains with regard to future changes within the health care industry. The trend toward managed care and economically motivated and more sophisticated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to react effectively to the changing environment may impact its bad debt and sales allowances in the future. Further, the U.S. marketplace is increasingly characterized by consolidation among health care providers and purchasers of medical devices that prefer to limit the number of suppliers from which they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan given its high profitability relative to its contribution to revenues. Deterioration in the Japanese and/or emerging markets economies may impact the Company's ability to grow its business and to collect its accounts receivable. Additionally, the trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. These factors may impact the rate at which Boston Scientific can grow. In addition, the impact of selling higher costing stents, the cost of maintaining the Company's sales force and increasing its investment in research and development is expected to result in lower operating margins throughout 2001 as compared to 2000. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $84 million at March 31, 2001, compared to $60 million at December 31, 2000. Working capital decreased slightly from $173 million at December 31, 2000 to $162 million at March 31, 2001. Cash proceeds during the first quarter were primarily generated from operating activities and through the Company's short-term borrowings. Cash proceeds were primarily used to fund the Company's strategic acquisitions and capital expenditures during the period.

At March 31, 2001, the Company had approximately $292 million in revolving credit facility borrowings outstanding at a weighted-average interest rate of 4.10% compared to approximately $187 million of outstanding revolving credit facility borrowings at a weighted-average interest rate of 4.54% at December 31, 2000. In addition, the Company had approximately $29 million of commercial paper outstanding at a weighted-average interest rate of 6.30% at March 31, 2001 compared to $56 million of commercial paper outstanding at a weighted-average interest rate of 8.00% at December 31, 2000.

The Company has recognized net deferred tax assets aggregating $209 million at March 31, 2001, and $226 million at December 31, 2000. The assets relate principally to the establishment of inventory and product-related reserves and purchased research and development. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

In December 2000, a jury found that the Company's NIR(R) coronary stent infringed one claim of a patent owned by Johnson & Johnson. A final decision has not yet been entered pending post trial motions. The Company could be found liable and owe damages of approximately $324 million for past sales, plus interest, and additional damages for sales occurring after the jury verdict. The Company expects to appeal any adverse determination and post the necessary bond pending appeal.

On April 2, 2001, the Company completed its acquisition of Interventional Technologies, Inc. (IVT). IVT develops, manufactures and markets less invasive devices for use in interventional cardiology, including the Cutting Balloon(TM) catheter and the Infiltrator(R) transluminal drug delivery catheter. The Company is obligated to pay approximately $345 million in cash plus additional cash amounts contingent upon achieving performance and other milestones. The transaction will be accounted for using the purchase method of accounting.

The IVT, EPI, CI and Quanam acquisition transactions involve payments based on earn-out provisions. The Company expects to make earn-out payments in 2001 of approximately $100 million to $200 million for performance and other milestones achieved in connection with these transactions.

Management believes it is developing a sound plan to integrate these businesses. The failure to successfully integrate these businesses effectively could impair the Company's ability to realize the strategic and financial objectives of these transactions. As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these and other acquisitions consummated during the last five years, the Company has acquired numerous in-process research and development projects. As the Company continues to build its research base, it is reasonable to assume that it will acquire additional research and development platforms.

Additionally, the Company expects to incur capital expenditures of approximately $70 million during the remainder of 2001. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including capital expenditures, tax payments, restructuring initiatives, and the above-mentioned acquisitions and integration of businesses.

Until Medinol filed suit against the Company, the Company was engaged in negotiations to acquire Medinol. Were that to occur, the Company would need additional financing capacity to consummate the transaction. Although the Company believes it would be able to obtain additional financing, there are no assurances that additional financing could or would be obtained, or that an acquisition could or would be negotiated.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates among existing sovereign currencies and the euro. On January 1, 2001, Greece became the twelfth member of the participating countries that have agreed to adopt the euro as their common legal currency. Fixed conversion rates among the participating countries' existing currencies (the legacy currencies) and the euro have been established. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company has addressed and/or continues to address the potential impact resulting from the euro conversion, including competitive implications related to pricing and foreign currency considerations, and is expected to convert its information technology systems to be euro compatible in the third quarter of 2001.

Management currently believes that the euro conversion will not have a material impact related to its overall business in Europe or elsewhere. The increased price transparency resulting from the use of a single currency in the twelve participating countries may affect the ability of the Company to price its products differently in the various European markets. A possible result of this is price harmonization at lower average prices for products sold in some markets. However, uncertainty exists as to the effects the euro will have on the marketplace.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to timely implement the global operations plan within its cost estimates, to retain and attract employees as it implements its plant optimization initiative and to achieve estimated operating savings; (b) the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions from its manufacturing process and supply chain programs; (c) the Company's ability to realize benefits from the EPI, CI, Quanam and IVT acquisitions, including purchased research and development; (d) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix, and to react effectively to the changing managed care environment, reimbursement levels and worldwide economic and political conditions; (e) the potential impacts of continued consolidation among health care providers, trends toward managed care, disease state management and economically motivated buyers, health care cost containment, the financial viability of health care providers, more stringent regulatory requirements and more vigorous enforcement activities; (f) management's ability to position the Company to take advantage of opportunities that exist in the markets it serves; (g) the Company's ability to retain its established sales force; (h) the Company's continued commitment to refine existing products and procedures and to develop new technologies that can reduce risk, trauma, cost, procedure time, and the need for aftercare; (i) the Company's ability to develop, trial and launch products on a timely basis, including products resulting from purchased research and development; (j) risks associated with international operations; (k) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (l) the Company's ability to maintain its effective tax rate for 2001 and to substantially recover its net deferred tax assets; (m) the ability of the Company to meet its projected cash needs and obtain additional financing, if necessary; (n) the ability of the Company to manage its relationship with Medinol during the pendency of the litigation and the outcome of the Medinol litigation; (o) unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) coronary stent inventory, difficulties in managing inventory relating to new product introductions and the Company's cost to purchase the NIR(R) coronary stent; (p) NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms; (q) volatility in the coronary stent market, competitive offerings, delays in product development and the timing of submission for and receipt of regulatory approvals to market new coronary and peripheral stent platforms; (r) the Company's ability to compete in the coronary stent and balloon markets; (s) the development of competing or technologically advanced products by the Company's competitors; (t) the Company's ability to develop a sound integration plan, effectively integrate newly acquired businesses and realize their strategic and financial objectives; (u) the effect of litigation and compliance activities on the Company's legal provision and cash flow; (v) the impact of stockholder class action, patent, product liability, Federal Trade Commission, Medinol and other litigation, as well as the outcome of the U.S. Department of Justice investigation and the adequacy of the Company's product liability insurance;

(w) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing, and foreign currency considerations; and (x) the timing, size and nature of strategic initiatives and research and development platforms available to the Company.

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

The Company's floating and fixed-rate investments and debt obligations are subject to interest rate risk. As of March 31, 2001, a 100-basis-point increase in interest rates, assuming the amounts invested and borrowed remained constant, would not result in a material increase in the Company's then current net interest.

The Company enters into foreign exchange forward contracts to hedge its net recognized foreign currency transaction exposures for periods consistent with commitments, generally one to six months. In addition, on January 1, 2000, the Company initiated a program to hedge a portion of its forecasted intercompany and third-party transactions with foreign exchange forward and option contracts upon adoption of the Financial Accounting Standards Board Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Hedging activity is intended to offset the impact of currency fluctuations on forecasted earnings and cash flow. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company had foreign exchange forward and option contracts outstanding in the total notional amounts of $507 million and $452 million as of March 31, 2001, and December 31, 2000, respectively. The Company has recorded approximately $64 million of assets and $1 million of liabilities to recognize the fair value of its contracts outstanding on March 31, 2001, as compared to approximately $37 million of assets and $1 million of liabilities on December 31, 2000. Foreign exchange contracts that hedge net recognized foreign currency transaction exposures should not subject the Company's earnings and cash flows to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. Hedges of anticipated transactions may subject the income statement to volatility.

A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding at March 31, 2001 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $44 million as compared to a $37 million decrease on foreign exchange contracts outstanding at December 31, 2000. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded, and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

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



ITEM 1.  LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  None.

         (b) The following reports were filed during the quarter ended March 31, 2001:


      Form 8-K        Date of Event                Description
      --------        -------------                -----------

      Item  2       February 15, 2001     Execution of Agreement and Plan of
                                          Merger dated as of February 15, 2001
                                          between Interventional Technologies,
                                          Inc. and Boston Scientific Corporation

      Item  5         April 5, 2001       Press Releases describing the Medinol
                                          litigation

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.


                                       BOSTON SCIENTIFIC CORPORATION


                                       By: /s/ Lawrence C. Best
                                          --------------------------------------
                                       Name:    Lawrence C. Best
                                       Title:   Chief Financial Officer and
                                                Senior Vice President - Finance
                                                and Administration