Form 10-Q
period 2001-06-30
BOSTON SCIENTIFIC CORP
filed 2001-08-14
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


  /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           For the quarterly period ended: June 30, 2001


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

           Yes  X                         No
              -----                         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                Shares Outstanding
           Class                                as of June 30, 2001
           -----                                -------------------

Common Stock, $.01 Par Value                        402,405,387

================================================================================
                                  Page 1 of 35
                            Exhibit Index on Page 34

                                     Part I
                              Financial Information

Item 1. Financial Statements

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                        June 30,    December 31,
In millions, except share and per share data              2001          2000
--------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                          $     55       $     54
   Short-term investments                                   28              6
   Trade accounts receivable, net                          377            361
   Inventories                                             319            354
   Other current assets                                    219            217
                                                      --------------------------
         Total current assets                              998            992

Property, plant and equipment                            1,004            942
Less: accumulated depreciation                             420            375
                                                      --------------------------
                                                           584            567

Excess of cost over net assets acquired, net               825            821
Technology - core and developed, net                       684            507
Patents, trademarks and other intangibles, net             374            343
Other assets                                               125            197
                                                      --------------------------
                                                      $  3,590       $  3,427
                                                      ==========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                        June 30,    December 31,
In millions, except share and per share data              2001          2000
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                 $     56
   Bank obligations                                   $    556           204
   Accounts payable and accrued expenses                   469           419
   Other current liabilities                               104           140
                                                      --------------------------
         Total current liabilities                       1,129           819

Long-term debt                                             568           574
Other long-term liabilities                                 96            99

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized
      50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized
      600,000,000 shares, 414,922,050 shares
      issued at June 30, 2001 and December 31, 2000          4              4
   Additional paid-in capital                            1,217          1,210
   Treasury stock, at cost -  12,516,663 shares
     at June 30, 2001 and 15,074,381 shares at
     December 31, 2000                                    (231)          (282)
   Deferred compensation                                   (17)           (15)
   Retained earnings                                       920          1,116
   Accumulated other comprehensive loss                    (96)           (98)
                                                      --------------------------
  Total stockholders' equity                             1,797          1,935
                                                      --------------------------
                                                      $  3,590       $  3,427
                                                      ==========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                         Three Months Ended         Six Months Ended
                                                              June 30                    June 30
In millions, except per share data                       2001           2000         2001         2000
-------------------------------------------------------------------------------------------------------
Net sales                                             $    672       $    695     $  1,326     $  1,374
Cost of products sold                                      268            217          490          430
                                                      -----------------------     ---------------------
Gross profit                                               404            478          836          944

Selling, general and administrative expenses               230            214          455          428
Amortization expense                                        52             23           75           46
Royalties                                                    9             10           18           21
Research and development expenses                           71             49          127           98
Purchased research and development                         188                         267
Restructuring charges                                        4                           4
                                                      -----------------------     ---------------------
                                                           554            296          946          593
                                                      -----------------------     ---------------------
Operating income (loss)                                   (150)           182         (110)         351

Other income (expense):
   Interest expense                                        (16)           (19)         (30)         (40)
   Other, net                                                               7            1           15
                                                      -----------------------     ---------------------

Income (loss) before income taxes                         (166)           170         (139)         326
Income taxes                                                 6             48           38           98
                                                      -----------------------     ---------------------
Net income (loss)                                     $   (172)      $    122     $   (177)    $    228
                                                      =======================     =====================

Net income (loss) per common share - basic            $  (0.43)      $   0.30     $  (0.44)    $   0.56
                                                      =======================     =====================

Net income (loss) per common share - assuming
  dilution                                            $  (0.43)      $   0.30     $  (0.44)    $   0.55
                                                      =======================     =====================

       See notes to unaudited condensed consolidated financial statements.

                 Boston Scientific Corporation and Subsidiaries
            Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

In millions, except share data                                   Six Months Ended June 30, 2001
-----------------------------------------------------------------------------------------------------------------------------------
                                        Common Stock
                                  -----------------------  Additional                                      Accumulated Other
                                   Shares Issued     Par     Paid-In   Treasury     Deferred     Retained    Comprehensive
                                  (In thousands)    Value    Capital     Stock    Compensation   Earnings    Income (Loss)   Total
                                  -------------------------------------------------------------------------------------------------
Balance at December 31, 2000          414,922        $4      $1,210     $(282)        $(15)       $1,116         $(98)     $1,935
Net loss                                                                                            (177)                    (177)
Foreign currency translation
     adjustment                                                                                                   (13)        (13)
Issuance of common stock                                          5        53           (8)          (18)                      32
Cancellation of restricted stock                                           (2)           1            (1)                      (2)
Tax benefit relating to incentive
     stock option and employee
     stock purchase plans                                         2                                                             2
Amortization of deferred
     compensation                                                                        5                                      5
Unrealized gains on derivative
     financial instruments, net                                                                                    11          11
Unrealized gains on equity
     investments, net                                                                                               4           4
                                  -------------------------------------------------------------------------------------------------
Balance at June 30, 2001              414,922        $4      $1,217     $(231)        $(17)         $920         $(96)     $1,797
                                  =================================================================================================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                              Six Months Ended
                                                                  June 30
In millions                                                   2001       2000
--------------------------------------------------------------------------------


Cash provided by operating activities                      $   214    $   384

Investing activities:
    Purchases of property, plant and equipment, net            (67)       (33)
    Acquisitions of businesses, net of cash acquired          (438)
    Payments for acquisitions of and/or investments
      in certain technologies, net                             (30)       (41)
    Sales of available for sale securities                       8         15
                                                         -----------------------
Cash used for investing activities                            (527)       (59)

Financing activities:
    Net decrease in commercial paper                           (56)       (28)
    Net proceeds from (payments on) borrowings
       on revolving credit facilities                          355       (244)
    Proceeds from issuances of shares of common stock           18         17
    Acquisitions of treasury stock                                        (99)
    Other, net                                                  (2)        12
                                                         -----------------------
Cash provided by (used for) financing activities               315       (342)
Effect of foreign exchange rates on cash                        (1)        (3)
                                                         -----------------------
Net increase (decrease) in cash and cash equivalents             1        (20)
Cash and cash equivalents at beginning of period                54         64
                                                         -----------------------
Cash and cash equivalents at end of period                  $   55     $   44
                                                         =======================

       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

For the three months ended June 30, 2001 and 2000, the Company reported a comprehensive loss of $179 million and comprehensive income of $120 million, respectively. For the six months ended June 30, 2001 and 2000, the Company reported a comprehensive loss of $175 million and comprehensive income of $222 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                              Three Months             Six Months
                                                             Ended June 30,          Ended June 30,
(In millions, except share and per share data)              2001        2000        2001        2000
-----------------------------------------------------------------------------------------------------
Basic:
  Net income (loss)                                        $(172)       $122       $(177)       $228
                                                       ----------------------------------------------
  Weighted average shares outstanding (in thousands)     400,438     406,573     399,812     407,376
                                                       ----------------------------------------------
  Net income (loss) per common share                      $(0.43)      $0.30      $(0.44)      $0.56
                                                       ==============================================

Assuming dilution:
  Net income (loss)                                        $(172)       $122       $(177)       $228
                                                       ----------------------------------------------
  Weighted average shares outstanding (in thousands)     400,438     406,573     399,812     407,376

  Net effect of dilutive stock-based compensation
    (in thousands)                                                     3,909                   3,544

                                                       ----------------------------------------------
  Total (in thousands)                                   400,438     410,482     399,812     410,920

                                                       ----------------------------------------------
  Net income (loss) per common share                      $(0.43)      $0.30      $(0.44)      $0.55
                                                       ==============================================

During the second quarter and the first half of 2001, approximately 4 million potential common shares were not included in the computation of earnings per share, assuming dilution, as they would have been anti-dilutive.

Note D - Business Combinations

On April 2, 2001, the Company completed its acquisition of Interventional Technologies, Inc (IVT) for $345 million in cash, excluding future contingent payments. IVT develops, manufactures and markets minimally invasive devices for use in interventional cardiology, including the Cutting Balloon(TM) catheter and the Infiltrator(R) transluminal drug delivery catheter.

During the first quarter of 2001, the Company completed its acquisitions of Embolic Protection, Inc. (EPI), Catheter Innovations, Inc. (CI), and Quanam Medical Corporation (Quanam). The cost for these three acquisitions, excluding future contingent payments, amounted to approximately $104 million, consisting of approximately $90 million in cash and the issuance of 969,459 Company shares.

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from their respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material to the Company.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded charges of $267 million to account for purchased research and development related to businesses acquired during the first half of 2001. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining technological feasibility of these projects is obtaining Food and Drug Administration (FDA) approval. Accordingly, the value attributable to these projects, which have not yet obtained FDA approval, was immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets recorded in connection with these acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

The income approach was used to establish the fair values of the purchased research and development. This approach established the fair value of an asset by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs, risk-adjusted discount rates ranging from 16% to 28% were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant projects, relative to the purchased research and development charge recorded in connection with the IVT acquisition, are the next generation Cutting Balloon and the next generation Infiltrator transluminal drug delivery catheter which represent over 67% of the in-process value. The Cutting Balloon is a novel balloon angioplasty device with mounted scapels that relieves stress in the artery, reducing the force necessary to expand the vessel. This contributes to less inadvertent arterial trauma and injury as compared to standard balloon angioplasty. The Infiltrator transluminal drug delivery catheter is designed to directly deliver therapeutic agents into the wall of the artery with high levels of efficiency. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available on a worldwide basis within one to four years, with an estimated cost to complete of approximately $16 million to $20 million.

The most significant projects, relative to the purchased research and development charge recorded in connection with the other acquisitions, are embolic protection devices acquired in connection with the EPI transaction which represent over 78% of the in-process value. The embolic protection devices are filters that are mounted on a guidewire and are used to capture embolic material that is dislodged during cardiovascular interventions. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available on a worldwide basis within one to three years, with an estimated cost to complete of approximately $20 million to $30 million.

The Company is subject to contingent payments over the next four years based on the acquired companies reaching certain performance and other milestones. These payments, some of which may be made in the Company's stock, would be allocated to specific intangible asset categories with the remainder assigned to excess of cost over net assets acquired on the basis that the consideration had been paid as of the date of acquisition.

Note E - Plant Optimization Initiative

At June 30, 2001, the Company had approximately $61 million of accrued severance and related costs associated with the Company's 2000 plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 2,000 manufacturing, manufacturing support and management employees. The Company expects that the plan will be substantially completed over the next six months. During the second quarter of 2001, the Company recorded a pre-tax charge of $4 million primarily as a result of changes in estimates of severance costs associated with the plant optimization initiative. As of June 30, 2001, approximately $1 million had been charged against the restructuring accrual for the approximately 90 employees terminated pursuant to the plan.

Note F - Inventories

The components of inventory consist of the following:

                          June 30,       December 31,
(In millions)               2001             2000
------------------------------------------------------
Finished goods              $158             $172
Work-in-process               68               59
Raw materials                 93              123
                        ------------------------------
                            $319             $354
                        ==============================

At June 30, 2001, the Company had approximately $64 million of net NIR(R) coronary stent inventory, which is supplied by Medinol Ltd. (Medinol), and was committed to purchase approximately $22 million of NIR(R) stents from Medinol. Unavailability, delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company. During the second quarter of 2001, the Company recorded a provision of $49 million ($34 million, net of tax) for excess NIR(R) stent inventories. The excess provision was driven primarily by declining demand for the current NIR(R) coronary stent technology.

Note G - Derivative Instruments and Hedging Activities

The Company hedges its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company's earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are not designated as cash flow, fair value or net investment hedges under Statement 133. These derivative instruments do not subject the Company's earnings or cash flows to material risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are entered into for periods consistent with commitments, generally one to six months.

In addition, the Company hedges a portion of its forecasted inter-company and third-party transactions with foreign exchange forward and option contracts. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of forward contracts designated as cash flow hedging instruments are the same as the underlying forecasted transaction, changes in the fair value of forward contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as cash flow hedging instruments is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the six months ended June 30, 2001.

The effective portion of any changes in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in accumulated other comprehensive income/(loss) (AOCI), net of tax, until the third-party transaction associated with the hedged forecasted transaction occurs. Once the third-party transaction associated with the hedged forecasted transaction occurs, the effective portion of any related gain or loss on the cash flow hedge is reclassified from AOCI to earnings. In the event the hedged forecasted intercompany or third-party transaction does not occur, or it becomes probable that it will not occur, the effective portion of any gain or loss on the related cash flow hedge would be reclassified from AOCI to earnings at that time.

The Company recognized a net gain of approximately $14 million and $16 million in earnings from derivative instruments designated as cash flow hedges of forecasted transactions during the three and six months ended June 30, 2001, respectively. All of the derivative instruments, designated as cash flow hedges, outstanding at June 30, 2000, mature within the subsequent 24-month period. As of June 30, 2001, approximately $38 million of unrealized net gains have been recorded in AOCI, net of tax, to recognize the effective portion of any fair value of derivative instruments that are, or previously were, designated as cash flow hedges. Based upon current exchange rates, a gain of approximately $33 million, net of tax, may be reclassified to earnings within the next twelve months to mitigate foreign exchange risk.

Note H - New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets", which are effective July 1, 2001 and January 1, 2002, respectively for the Company. Statement 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. In addition, goodwill and intangible assets with indefinite useful lives recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company is in the process of determining the effect of adoption of these statements on its consolidated financial statements and related disclosures.

Note I - Commitments and Contingencies

On May 16, 2000, the Company entered into an agreement with Guidant Corporation (Guidant) to settle all outstanding litigation between the two companies and their affiliates. The Company and Guidant had pending a number of lawsuits in the U.S. and Europe in which each had accused the other of patent infringement. The litigation involved coronary stent delivery systems and dilatation catheters. As part of the settlement, the companies agreed to license certain patents to each other. In addition, the companies agreed to specified financial terms depending upon the ultimate resolution of Guidant's August 12, 1998 lawsuit against the Company filed in Indiana related to the Company's NIR(R) stent and of the Company's May 31, 1994 lawsuit against Guidant in California related to Guidant's RX ELIPSE(TM) PTCA catheter and RX MULTILINK(TM) stent delivery system. The U.S. Court of Appeals for the Federal Circuit has now ruled on both cases; the financial impact of the Court's decisions are not material to the Company.


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

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint. A trial is expected to begin in late 2003.

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. A post-trial hearing was held July 26, 2001. Judgement has not yet been entered by the Court.

On June 7, 1999, the Company, SCIMED and Medinol filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol and exclusively licensed to the Company are infringed by at least Cordis' CROWN(TM), MINI CROWN(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The case has been transferred to the U.S. District Court for the District of Delaware. A trial is scheduled to begin August 23, 2001.

On March 24, 2000, the Company (through its subsidiaries) and Medinol filed a cross-border suit against Johnson & Johnson, Cordis and certain of their foreign subsidiaries in The Netherlands alleging Cordis' BX Velocity(TM) stent delivery system infringes one of Medinol's European patents. In this action, the Company and Medinol requested monetary and injunctive relief covering The Netherlands, Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Portugal and Sweden. A hearing was held January 12, 2001. On March 19, 2001, the Company's request for preliminary injunction was denied by the Court. On May 11, 2001, the Company appealed this decision. A hearing on the appeal has not yet been scheduled.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001 and on June 6, 2001, the Court issued a written decision that Cordis' BX Velocity stent delivery system infringes the Medinol published utility model.

On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis, and a subsidiary of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a patent owned by Medinol and exclusively licensed to the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Trial is expected to begin August 23, 2001.

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

On December 15, 1998, the Company and SCIMED filed a cross-border suit against AVE in The Netherlands alleging that AVE's AVE GFX(TM), AVE GFX 2(TM), AVE LTX(TM) and USCI CALYPSO(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's European patents. In this action, the Company requested relief covering The Netherlands, the United Kingdom, France, Germany and Italy. A hearing on the merits was held on October 22, 1999. The Court delayed its decision pending advice from the Dutch Patent Office, which has been received. On June 12, 2001, the Company and AVE agreed to settle the litigation. Pursuant to the terms of the agreement, both parties have agreed to license certain patents to each other.

On December 18, 1998, AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's MAXXUM(TM), VIVA!(TM), ADANTE(TM) and NIR(R) PRIMO(R) catheters infringe a patent owned by AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. The suit has been amended to add infringement allegations relating to two other AVE patents. On June 12, 2001, the Company and AVE agreed to settle the litigation. Pursuant to the terms of the agreement, both parties have agreed to license certain patents to each other.

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

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the Fourth District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. A trial date has not been set.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against AVE alleging that AVE's S670(TM) rapid exchange coronary stent system infringes a patent licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In July 2000, this matter was sent to arbitration. An arbitration hearing was held in April 2001 to determine whether AVE's S670 and S660(TM) rapid exchange coronary stent delivery systems and the R1 rapid exchange catheter are licensed pursuant to the terms of a settlement agreement. On July 18, 2001, the arbitration panel determined that the rapid exchange stent delivery and balloon dilatation catheters sold in the United States willfully infringe a patent exclusively licensed to the Company. The Company was awarded $169 million in damages, as well as costs and attorneys fees, and a permanent injunction against AVE's sales of its S670, S660 and BeStent 2(TM) stent delivery systems and R1S rapid exchange catheter. The Company is seeking confirmation of the award in the U.S. District Court for the Northern District of California.

On December 6, 2000, the Company and SCIMED filed suit for patent infringement against AVE alleging that AVE's S660 and S670 coronary stent delivery systems and R1 rapid exchange catheter infringe a patent owned by the Company. The suit was filed in the United Stated District court for the District of Delaware seeking monetary and injunctive relief. AVE has answered, denying the allegations of the complaint. On June 12, 2001, the Company and AVE agreed to settle the litigation. Pursuant to the terms of the agreement, both parties have agreed to license certain patents to each other.

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

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999 and a decision was received in September 1999 finding the Company's products infringe the Cook patent. The Company appealed the decision. A hearing originally scheduled for August 2001 has been postponed pending the outcome of a nullity action filed by the Company against the patent.

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

On May 23, 2001, Cook filed suit against the Company alleging that the Company's VortX(R) embolization coils infringe a patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 27, 2001, the Company answered and countersued Cook alleging certain of their products infringe a patent owned by the Company.

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company has filed a motion to dismiss the complaint and the FTC has filed a motion for summary judgment. The motions were heard on June 21, 2001 and a decision is pending.

Beginning November 4, 1998, a number of shareholders of the Company, on behalf of themselves and all others similarly situated, filed purported stockholders' class action suits in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaints principally alleged that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. In August 1999, lead plaintiffs and lead counsel filed a purported consolidated class action complaint adding allegations that the Company issued false and misleading statements with respect to the launch of its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system and the system's subsequent recall. The Company and its officers have filed a motion to dismiss the consolidated complaint. The Plaintiffs have opposed the Company's motion to dismiss the consolidated complaint. A hearing on the motion is scheduled for August 15, 2001.

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

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. Medinol supplies NIR(R) stents exclusively to the Company. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company's internal Express(TM) stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company's right to distribute Medinol stents and access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, Judith and Jacob Richter, alleging multiple breaches of contract, fraud and deceptive practices, and defamation. The Company seeks monetary and injunctive relief. On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol, Judith and Jacob Richter and Zuli Holdings Ltd., alleging, among other things, loss of faith in Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.

The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company. As of June 30, 2001, the potential exposure for litigation-related accruable costs is estimated to range from $10 million to $16 million. As of June 30, 2001, the range of loss for reasonably possible contingencies that can be estimated is $0 to $344 million, plus interest, and additional damages for sales occurring after the jury verdict related to the Cordis suit for patent infringement filed on October 22, 1997.

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

                                                      United                             Inter-
(In millions)                                         States      Europe      Japan    Continental    Total
-------------------------------------------------------------------------------------------------------------
Three months ended June 30, 2001
   Net sales                                           $403         $93        $148         $49        $693
   Operating income excluding special charges           141          25          90           5         261

Three months ended June 30, 2000
   Net sales                                           $414         $91        $138         $43        $686
   Operating income excluding special charges           175          26          88           3         292

Six months ended June 30, 2001
   Net sales                                           $794        $186        $284         $92      $1,356
   Operating income excluding special charges           288          52         171           6         517

Six months ended June 30, 2000
   Net sales                                           $805        $184        $276         $86      $1,351
   Operating income excluding special charges           341          55         181           6         583

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

---------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended            Six Months Ended
                                                                    June 30,                    June 30,
---------------------------------------------------------------------------------------------------------------
(In millions)                                                  2001          2000          2001          2000
--------------------------------------------------------------------- ------------- ------------- -------------
Net sales:
       Total net sales for reportable segments                  $693          $686        $1,356        $1,351
       Foreign exchange                                          (21)            9           (30)           23
                                                        ------------- ------------- ------------- -------------
                                                                $672          $695        $1,326        $1,374
Income (loss) before income taxes:
       Total operating income for reportable segments
         excluding special charges                             $ 261          $292          $517          $583
       Manufacturing operations                                  (22)          (22)          (48)          (52)
       Corporate expenses and foreign exchange                  (197)          (88)         (308)         (180)
       Purchased research and development                       (188)                       (267)
       Restructuring charges                                      (4)                         (4)
                                                        ------------- ------------- ------------- -------------
                                                                (150)          182          (110)          351
       Other expense, net                                        (16)          (12)          (29)          (25)
                                                        ------------- ------------- ------------- -------------
                                                               $(166)         $170         $(139)         $326
                                                        ============= ============= ============= =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the second quarter of 2001 were $672 million as compared to $695 million in the second quarter of 2000, a decline of 3 percent. Net sales for the second quarter of 2001 were adversely impacted by approximately $29 million due to foreign currency fluctuations compared to the second quarter of 2000. The reported net loss for the second quarter of 2001 was $172 million, or $0.43 per share, as compared to net income of $122 million, or $0.30 per share (diluted), in the second quarter of 2000. The results for the second quarter of 2001 include a provision for purchased research and development ($188 million) primarily related to the acquisition of Interventional Technologies, Inc. (IVT); a write-down of intangible assets ($24 million) related to research and development programs discontinued in the second quarter of 2001; a provision for excess inventories ($49 million) due to declining demand for the current NIR(R) coronary stent technology; and costs associated with the Company's global operations plan ($19 million).

Net sales for the six months ended June 30, 2001 were $1,326 million as compared to $1,374 million in the first half of 2000, a decline of 3 percent. Net sales for the six months ended June 30, 2001 were adversely impacted by approximately $53 million due to foreign currency fluctuations compared to the six months ended June 30, 2000. The reported net loss for the six months ended June 30, 2001 was $177 million, or $0.44 per share, as compared to net income of $228 million, or $0.55 per share (diluted), in the first half of 2000. The results for the first half of 2001 include a provision for purchased research and development ($267 million); a write-down of intangible assets ($24 million) related to research and development programs discontinued in the second quarter of 2001; a provision for excess inventories ($49 million) due to declining demand for the current NIR(R) coronary stent technology; and costs associated with the Company's global operations plan ($32 million).

During the second quarter of 2001, United States (U.S.) revenues decreased approximately 3% to $403 million, while international revenues decreased approximately 4% to $269 million. The decreases in revenue were primarily due to the effects of foreign currency fluctuations and decreases in the Company's sales of coronary stents and coronary balloons. Worldwide coronary stent revenues and worldwide coronary balloon revenues were approximately $91 million and $79 million, respectively, during the second quarter of 2001, compared to $123 million and $95 million, respectively, during the second quarter of 2000. However, the Company launched its new Maverick(R) Balloon Dilatation Catheter in the U.S. in the first quarter of 2001, which has strengthened the Company's leadership position in the coronary balloon market during the second quarter of 2001. The reduction in the Company's coronary stent and coronary balloon revenues was partially offset by revenue growth in the Company's other product lines and by revenue generated by businesses acquired in 2001.

U.S. revenues decreased approximately 1% to $794 million, while international revenues decreased approximately 7% to $532 million during the six months ended June 30, 2001 compared to the same period in the prior year. The decreases in revenue were primarily due to the effects of foreign currency fluctuations and to decreases in the Company's sales of coronary stents and coronary balloons. Worldwide coronary stent revenues and worldwide coronary balloon revenues were approximately $191 million and $154 million, respectively, during the first half of 2001, compared to $236 million and $196 million, respectively, during the same period in the prior year. The reduction in the Company's coronary stent and coronary balloon revenues was partially offset by revenue growth in the Company's other product lines and by revenue generated by businesses acquired in 2001.

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. In addition, technology and competitive offerings in the market are constantly changing. Stent revenues for 2001 will continue to be impacted by the volatility in the worldwide coronary stent market and by competitive offerings. Delays in product development and the timing of submission for and receipt of regulatory approvals to market next generation coronary and peripheral stent platforms in the U.S. and international markets will influence the Company's ability to offer competitive stent products.

Gross profit as a percentage of net sales decreased to 60.1% in the second quarter of 2001 from 68.8% in the second quarter of 2000, and decreased to 63.0% in the first half of 2001 from 68.7% in the first half of 2000. The decrease in gross margin is primarily due to a provision recorded in the second quarter of 2001 of $49 million ($34 million, net of tax) for excess NIR(R) stent inventories. The excess position was driven primarily by declining demand for the current NIR(R) coronary stent technology. Gross margin was also negatively impacted by $15 million ($10 million, net of tax) of expenses associated with the Company's global operations plan. These reductions to gross margin were partially offset by operational cost improvements and the Company's hedging activities. The Company's ability to effectively manage its mix and levels of inventory, including consignment inventory, until new products are available and as the Company transitions to new products will be critical in minimizing excess inventories.

Medinol Ltd. (Medinol), an Israeli company, is the supplier of the NIR(R) coronary stent. Any unavailability, unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) stent inventory could adversely affect the operating results and/or revenues of the Company. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. Furthermore, the purchase price of NIR(R) coronary stents, the amount of NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms could significantly impact gross margins. At June 30, 2001, the Company had approximately $64 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $22 million of NIR(R) stents from Medinol. Worldwide NIR(R) coronary stent sales as a percentage of worldwide sales were approximately 13% and 17% during the second quarter of 2001 and 2000, respectively, and were approximately 14% and 16% during the first half of 2001 and 2000, respectively.

On April 5, 2001, Medinol filed a lawsuit against the Company and a number of its current and former employees, alleging fraud, breaches of contract, and other claims. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets. In the suit, Medinol is seeking, among other things, to end the Company's right to distribute Medinol stents and to access certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals charging them with fraud, multiple breaches of contract, unfair and deceptive practices and defamation. On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol, Judith and Jacob Richter and Zuli Holdings Ltd., alleging among other things, loss of faith in Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, injuctive relief and costs. The Company's ability to manage its relationship with Medinol during the pendency of the litigation and the outcome of the litigation with Medinol could impact the future operating results of the Company.

During 2000, the Company approved and committed to a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The manufacturing process and supply chain programs are designed to lower inventory levels and the cost of manufacturing and to minimize inventory write-downs. Gross margin benefits will not be fully realized until manufacturing processes are improved and historical inventories are sold.

The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 2,000 manufacturing, manufacturing support and management employees. The Company expects that the plan will be substantially completed over the next six months. As of June 30, 2001, approximately $1 million had been charged against the restructuring accrual for the approximately 90 employees terminated pursuant to the plan. During the first half of 2001, the Company recorded pre-tax costs of $28 million ($19 million, net of tax) as cost of sales related to transition costs associated with the plant optimization plan and accelerated depreciation on fixed assets whose useful lives have been reduced as a result of the initiative. The Company also recorded a pre-tax charge of $4 million during the second quarter of 2001 primarily as a result of changes in estimates of severance costs associated with the plant optimization initiative. During the remainder of 2001, the Company estimates that it will record pre-tax expenses of approximately $30 million as cost of sales related to the plant optimization initiative, primarily for transition costs, accelerated depreciation and abnormal production variances related to underutilized plant capacity.

The Company expects that it will make total cash outlays, net of proceeds from building and fixed asset sales, of approximately $115 million for the plant optimization initiative. The Company has made cash outlays of $50 million for the plan, and expects to make additional payments of approximately $40 million during the remainder of 2001. Cash outlays to be made beyond 2001 primarily represent severance costs for employees terminated during 2001 but paid out in 2002.

The Company anticipates that these cash outlays will be funded from cash flows from operating activities and from the Company's borrowing capacity. The cash outlays include severance and outplacement costs, transition costs and capital expenditures related to the plan. The success of the initiative may be dependent on the Company's ability to retain existing employees and attract new employees during the transition period. The Company's ability to effectively manage inventories during the transition period may impact the operating results of the Company.

The Company estimates that the global operations plan will achieve pre-tax operating savings, relative to the base year of 1999, of approximately $100 million in 2001, $220 million in 2002 and $250 million in annualized savings thereafter. Incremental pre-tax savings expected to be realized in 2001 relative to 2000 are estimated to be approximately $30 million. These savings will be realized primarily as reduced cost of sales and are expected to help mitigate gross margin pressures that have resulted from the launch of higher costing stents and stent delivery systems in the first quarter of 2001. Additionally, the Company intends to use a portion of these savings to increase its investment in research and development.

Selling, general and administrative expenses as a percentage of sales increased to 34% of sales in the second quarter of 2001 from 31% in the second quarter of 2000 and increased approximately $16 million to $230 million. Selling, general and administrative expenses as a percentage of sales increased to 34% of sales in the first half of 2001 from 31% in the first half of 2000 and increased approximately $27 million to $455 million. The increase as a percentage of sales in 2001 is primarily attributable to the reduction in sales combined with an increase in selling expenses. The increase in expense dollars is primarily attributable to incremental costs incurred to strengthen and retain the Company's field sales force and costs associated with the businesses acquired in 2001. The Company's ability to retain its established sales force and to control operating expenses may impact the operating results of the Company.

Amortization expense increased to $52 million in the second quarter of 2001 from $23 million in the second quarter of 2000 and increased as a percentage of sales to 8% from 3%. Amortization expense increased to $75 million in the first half of 2001 from $46 million in the first half of 2000 and increased as a percentage of sales to 6% from 3%. The increase is a result of a $24 million ($17 million, net of tax) write-down of intangible assets primarily related to research and development programs discontinued in the second quarter of 2001. The increase in amortization expense dollars is also attributable to the amortization of intangible assets related to businesses acquired in the first half of 2001.

Royalties decreased to $9 million in the second quarter of 2001 from $10 million in the second quarter of 2000 and decreased to $18 million during the six months ended June 30, 2001 from $21 million during the six months ended June 30, 2000. The decrease is primarily due to a reduction in sales of royalty bearing products. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses were approximately $71 million and 11% of net sales during the second quarter of 2001, and approximately $49 million and 7% of net sales during the second quarter of 2000. Research and development expenses were approximately $127 million and 10%
of net sales during the six months ended June 30, 2001, and approximately $98 million and 7% of net sales during the six months ended June 30, 2000. The increase in research and development is primarily due to increased funding for the development of new products and clinical trials, including the Company's internally developed stent platform, its drug-coated stent program, its carotid program and programs acquired in connection with the Company's business combinations consummated in the first half of 2001. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research. The Company continues to be committed to refining existing products and procedures and to developing new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. In the second half of 2001, the Company expects to increase its investment in research and development over current levels primarily to fund its clinical trials.

On April 2, 2001, the Company completed its acquisition of Interventional Technologies, Inc (IVT) for $345 million in cash, excluding future contingent payments. IVT develops, manufactures and markets minimally invasive devices for use in interventional cardiology, including the Cutting Balloon(TM) catheter and the Infiltrator(R) transluminal drug delivery catheter.

During the first quarter of 2001, the Company completed its acquisitions of Embolic Protection, Inc. (EPI), Catheter Innovations, Inc. (CI), and Quanam Medical Corporation (Quanam). The cost for these three acquisitions, excluding future contingent payments, amounted to approximately $104 million, consisting of approximately $90 million in cash and the issuance of 969,459 Company shares.

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from their respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material to the Company.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded charges of $267 million to account for purchased research and development related to businesses acquired during the first half of 2001. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining technological feasibility of these projects is obtaining Food and Drug Administration (FDA) approval. Accordingly, the value attributable to these projects, which have not yet obtained FDA approval, was immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets recorded in connection with these acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

The income approach was used to establish the fair values of the purchased research and development. This approach established the fair value of an asset by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs, risk-adjusted discount rates ranging from 16% to 28% were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant projects, relative to the purchased research and development charge recorded in connection with the IVT acquisition, are the next generation Cutting Balloon and the next generation Infiltrator transluminal drug delivery catheter which represent over 67% of the in-process value. The Cutting Balloon is a novel balloon angioplasty device with mounted scapels that relieves stress in the artery, reducing the force necessary to expand the vessel. This contributes to less inadvertent arterial trauma and injury as compared to standard balloon angioplasty. The Infiltrator transluminal drug delivery catheter is designed to directly deliver therapeutic agents into the wall of the artery with high levels of efficiency. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available on a worldwide basis within one to four years, with an estimated cost to complete of approximately $16 million to $20 million.

The most significant projects, relative to the purchased research and development charge recorded in connection with the other acquisitions, are embolic protection devices acquired in connection with the EPI transaction which represent over 78% of the in-process value. The embolic protection devices are filters that are mounted on a guidewire and are used to capture embolic material that is dislodged during cardiovascular interventions. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available on a worldwide basis within one to three years, with an estimated cost to complete of approximately $20 million to $30 million.

Interest expense decreased to $16 million in the second quarter of 2001 from $19 million in the second quarter of 2000 and decreased to $30 million during the six months ended June 30, 2001 from $40 million during the six months ended June 30, 2000. The overall decrease in interest expense is primarily attributable to a lower average debt balance.

Other income (expense), net, changed to income of less than $1 million in the second quarter of 2001 from income of approximately $7 million in the second quarter of 2000, and to income of $1 million in the first half of 2001 from income of $15 million in the first half of 2000. The change is primarily due to net gains recognized on sales of available-for-sale securities of approximately $7 million and $14 million recorded in the second quarter and the first half of 2000, respectively.

The Company's effective tax rate, excluding the impact of purchased research and development, was approximately 30% in the first half of 2001 and 2000.

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

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan given its high profitability relative to its contribution to revenues. Deterioration in the Japanese and/or emerging markets economies may impact the Company's ability to grow its business and to collect its accounts receivable. Additionally, the trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. These factors may impact the rate at which the Company can grow.

In addition, the impact of selling higher costing stents, the cost of maintaining the Company's sales force and increasing its investment in research and development is expected to result in lower operating margins throughout 2001 as compared to 2000. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $83 million at June 30, 2001, compared to $60 million at December 31, 2000. Working capital decreased to current liabilities exceeding current assets by $131 million at June 30, 2001, compared to $173 million of working capital at December 31, 2000. The change in working capital is primarily due to short-term borrowings to fund the

Company's strategic acquisitions. Cash proceeds during the first half of 2001 were primarily generated from operating activities and through the Company's short-term borrowings. Cash proceeds were primarily used to fund acquisitions and capital expenditures during the period.

At June 30, 2001, the Company had $1.6 billion in revolving credit facilities. The revolving credit facilities consist of a $600 million 364-day credit facility that expires in September 2001 and a $1.0 billion credit facility that expires in June 2002. The Company has lender commitments to refinance its $600 million 364-day credit facility with a new $600 million five-year credit facility. The Company believes that it will successfully complete the refinancing during the third quarter of 2001.

At June 30, 2001, the Company had $543 million in credit facility borrowings outstanding at a weighted-average interest rate of 3.70% compared to approximately $187 million of credit facility borrowings outstanding at a weighted-average interest rate of 4.54% at December 31, 2000. At June 30, 2001, the Company had no commercial paper outstanding, compared to $56 million of commercial paper outstanding at a weighted-average interest rate of 8.00% at December 31, 2000. The Company intends to continue to borrow under its credit facilities until it is able to issue sufficient commercial paper at reasonable rates.

The Company has recognized net deferred tax assets aggregating $148 million at June 30, 2001, and $226 million at December 31, 2000. The assets relate principally to the establishment of inventory and product-related reserves and purchased research and development. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

In December 2000, a jury found that the Company's NIR(R) coronary stent infringed one claim of a patent owned by Johnson & Johnson. Judgement has not yet been entered. The Company could be found liable and owe damages of approximately $324 million for past sales, plus interest, and additional damages for sales occurring after the jury verdict. The Company expects to appeal any adverse determination and post the necessary bond pending appeal.

On July 18, 2001, an arbitration panel determined that rapid exchange delivery systems and balloon dilatation catheters sold in the U.S. by Medtronic AVE, Inc. willfully infringe a patent exclusively licensed to the Company. The panel awarded the Company $169 million in damages, as well as costs and attorneys' fees, and a permanent injunction against Medtronic AVE's sales of the infringing devices for the duration of the patent. The Company is seeking confirmation of the arbitration award in the U.S. District Court for the Northern District of California.

On June 29, 2001, the Company announced the signing of a definitive agreement to acquire Cardiac Pathways Corporation (CPC), a publicly held company, in an all cash transaction for a purchase price of approximately $115 million, or $5.267 per common share. Cardiac Pathways Corporation designs, manufactures and markets minimally invasive systems used by electrophysiologists to diagnose and treat cardiac tachyarrhythmias (abnormally rapid heart rhythms). The transaction will be accounted for using the purchase method of accounting. The acquisition was consummated on August 9, 2001.

The IVT, EPI, CI and Quanam acquisition transactions involve payments based on earn-out provisions. The Company expects to make earn-out payments in 2001 of approximately $70 million to $100 million for performance and other milestones achieved in connection with these transactions.

Management believes it is developing a sound plan to integrate these businesses. The failure to successfully integrate these businesses effectively could impair the Company's ability to realize the strategic and financial objectives of these transactions. As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these and other acquisitions consummated during the last five years, the Company has acquired numerous in-process research and development projects. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

Additionally, the Company expects to incur capital expenditures of approximately $50 million during the remainder of 2001. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including capital expenditures, litigation related payments, restructuring initiatives, and the above-mentioned acquisitions and integration of businesses.

The Company was engaged in negotiations to acquire Medinol prior to Medinol's lawsuit against the Company earlier this year. In the event these negotiations were to recommence, the Company may need to arrange additional financing capacity to complete any potential acquisition of Medinol. Although the Company believes it would be able to obtain additional financing, there are no assurances that additional financing could or would be obtained.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates among existing sovereign currencies and the euro. On January 1, 2001, Greece became the twelfth member of the participating countries that have agreed to adopt the euro as their common legal currency. Fixed conversion rates among the participating countries' existing currencies (the legacy currencies) and the euro have been established. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company has addressed and/or continues to address the potential impact resulting from the euro conversion, including competitive implications related to pricing and foreign currency considerations, and expects to adapt its information technology systems to be euro compatible in the third quarter of 2001.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to timely implement the global operations plan within its cost estimates, to retain and attract employees as it implements its plant optimization initiative, to effectively manage inventories during the plan's transition period and to achieve estimated operating savings; (b) the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions from its manufacturing process and supply chain programs; (c)
the Company's ability to realize benefits from the EPI, CI, Quanam, IVT and CPC acquisitions, including purchased research and development; (d) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix, and to react effectively to the changing managed care environment, reimbursement levels and worldwide economic and political conditions; (e) the potential impacts of continued consolidation among health care providers, trends toward managed care, disease state management and economically motivated buyers, health care cost containment, the financial viability of health care providers, more stringent regulatory requirements and more vigorous enforcement activities; (f) management's ability to position the Company to take advantage of opportunities that exist in the markets it serves;
(g) the Company's ability to retain its established sales force and to control operating expenses; (h) the Company's continued commitment to refine existing products and procedures and to develop new technologies that can reduce risk, trauma, cost, procedure time, and the need for aftercare; (i) the Company's ability to develop, trial and launch products on a timely basis, including products resulting from purchased research and development and increased research and development spending; (j) risks associated with international operations; (k) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (l) the Company's ability to maintain its effective tax rate for 2001 and to substantially recover its net deferred tax assets; (m) the ability of the Company to meet its projected cash needs and obtain additional financing, if necessary; (n) the ability of the Company to manage its relationship with Medinol during the pendency of the litigation and the outcome of the Medinol litigation; (o) unavailability, unforeseen delays, stoppages or interruptions in the supply and/or mix of NIR(R) coronary stent inventory, difficulties in managing inventory relating to new product introductions and the Company's cost to purchase NIR(R) stents; (p) NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms; (q) volatility in the coronary stent market, competitive offerings, delays in product development and the timing of submission for and receipt of regulatory approvals to market new coronary and peripheral stent platforms; (r) the Company's ability to compete in the coronary stent and balloon markets; (s) the development of competing or technologically advanced products by the Company's competitors; (t) the Company's ability to complete the refinancing of its $600 million 364-day credit facility during the third quarter of 2001; (u) the effect of litigation and compliance activities on the Company's legal provision and cash flow; (v) the impact of stockholder class action, patent, product liability, Federal Trade Commission, Medinol and other litigation, as well as the outcome of the U.S. Department of Justice investigation and the adequacy of the Company's product liability insurance; (w) the potential impact resulting from the euro conversion, including adaptation of information technology systems, competitive implications related to pricing, and foreign currency considerations; and (x) the timing, size and nature of strategic initiatives and research and development platforms available to the Company.

Several important factors, in addition to the specific factors discussed in connection with such forward-looking statements individually, could affect the future results and growth rates of the Company and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained herein. Such additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, demographic trends, third-party intellectual property, financial market conditions and future business decisions of the Company and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission as such factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed herein.

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

The Company's floating and fixed-rate investments and debt obligations are subject to interest rate risk. As of both June 30, 2001 and December 31, 2000, a 100-basis-point increase in interest rates, assuming the amounts invested and borrowed remained constant, would not result in a material increase in the Company's then current net interest expense.

The Company hedges its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company's earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are not designated as cash flow, fair value or net investment hedges under Statement 133. These derivative instruments do not subject the Company's earnings or cash flows to material risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are entered into for periods consistent with commitments, generally one to six months.

In addition, the Company hedges a portion of its forecasted inter-company and third-party transactions with foreign exchange forward and option contracts. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company had foreign exchange forward and option contracts outstanding in the total notional amounts of $751 million and $452 million as of June 30, 2001, and December 31, 2000, respectively. The Company recorded approximately $49 million of assets and $1 million of liabilities to recognize the fair value of its contracts outstanding on June 30, 2001, as compared to approximately $37 million of assets and $1 million of liabilities on December 31, 2000. Foreign exchange contracts that hedge net recognized foreign currency transaction exposures should not subject the Company's earnings and cash flows to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. Hedges of anticipated transactions may subject the income statement to volatility.

A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding at June 30, 2001 indicates that, if the U.S. dollar uniformly weakened by 10% against all currencies, the fair value of these contracts would decrease by $43 million as compared to a $37 million decrease on foreign exchange contracts outstanding at December 31, 2000. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded, and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

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

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

                     On March 30, 2001, the Company issued an aggregate of 969,459 shares of its common stock pursuant to the acquisition by the Company of Quanam Medical Corporation. All of the Company's common shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under
                     Section 4(2) of the Act. This sale was made without general solicitation or advertising. The Company has filed a Registration Statement on Form S-3 (Reg. No. 333-61994) which became effective on June 22, 2001, covering the resale of these securities. All net proceeds from the sale of the securities will go to the selling stockholders who offer and sell these shares. The Company has not received and will not receive any proceeds from the sale of these shares.

ITEM 4:    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     The Annual Meeting of Stockholders of the Company was held on May 8, 2001, to consider and vote upon proposals to (i) elect two Class III Directors of the Company to hold office until the 2004 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal, and (ii) to approve an amendment to the Company's Global Employee Stock Ownership Plan (the "GESOP") increasing the number of shares available for issuance under the GESOP. Joseph A. Ciffolillo and N.J. Nicholas, Jr. were elected as Class III Directors of the Company by a vote of 322,076,151 and 321,930,130 for, respectively, and 6,406,869 and 6,552,890 withheld, respectively. The amendment to the Company's Global Employee Stock Ownership Plan was approved by a vote of 309,419,728 for, 17,365,623 against and 1,697,669 abstained.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)       Exhibits

           10.1 Form of Fifth Amendment to the Company's 401(k) Retirement Savings Plan.

           (b) The following reports were filed during the quarter ended June 30, 2001:


   Form 8-K    Date of Event    Description
   --------    -------------    -----------

    Item 5     April 5, 2001    Press Releases describing the Medinol litigation

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.


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