Form 10-Q
period 2001-09-30
BOSTON SCIENTIFIC CORP
filed 2001-11-14
CIK 885725

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           For the quarterly period ended: September 30, 2001


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

            Yes  X                              No
               -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                        Shares Outstanding
            Class                                    as of September 30, 2001
            -----                                    ------------------------

Common Stock, $.01 Par Value                               403,341,165

================================================================================

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                    September 30,   December 31,
In millions, except share and per share data            2001           2000
--------------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                          $     99       $     54
   Short-term investments                                                   6
   Trade accounts receivable, net                          391            361
   Inventories                                             324            354
   Other current assets                                    213            217
                                                      ------------------------
         Total current assets                            1,027            992

Property, plant and equipment                            1,059            942
Less: accumulated depreciation                             451            375
                                                      ------------------------
                                                           608            567

Excess of cost over net assets acquired, net               860            821
Technology - core and developed, net                       690            507
Patents, trademarks and other intangibles, net             410            343
Other assets                                               169            197
                                                      ------------------------
                                                      $  3,764       $  3,427
                                                      ========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                    September 30,   December 31,
In millions, except share and per share data            2001           2000
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                   $     74       $     56
   Bank obligations                                        274            204
   Accounts payable and accrued expenses                   478            419
   Other current liabilities                               115            140
                                                      ------------------------
         Total current liabilities                         941            819

Long-term debt                                             859            574
Other long-term liabilities                                100             99

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized
      50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized
      600,000,000 shares, 414,922,050 shares issued
      at September 30, 2001 and December 31, 2000            4              4
   Additional paid-in capital                            1,216          1,210
   Treasury stock, at cost -  11,580,885 shares
     at September 30, 2001 and 15,074,381 shares
     at December 31, 2000                                 (210)          (282)
   Deferred compensation                                   (12)           (15)
   Retained earnings                                       969          1,116
   Accumulated other comprehensive loss                   (103)           (98)
                                                      ------------------------
  Total stockholders' equity                             1,864          1,935
                                                      ------------------------
                                                      $  3,764       $  3,427
                                                      ========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                         Three Months Ended           Nine months ended
                                                            September 30                September 30
In millions, except per share data                       2001          2000          2001          2000
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
Net sales                                               $   670       $   652       $ 1,996       $ 2,026
Cost of products sold                                       214           200           704           630
                                                        ---------------------       ---------------------
Gross profit                                                456           452         1,292         1,396

Selling, general and administrative expenses                232           216           687           644
Amortization expense                                         30            23           105            69
Royalties                                                    10            10            28            31
Research and development expenses                            72            48           199           146
Purchased research and development                           10                         277
Restructuring charges                                                      23             4            23
                                                        ---------------------       ---------------------
                                                            354           320         1,300           913
                                                        ---------------------       ---------------------
Operating income (loss)                                     102           132            (8)          483

Other income (expense):
   Interest expense                                         (16)          (16)          (46)          (56)
   Other, net                                                 1             3             2            18
                                                        ---------------------       ---------------------

Income (loss) before income taxes                            87           119           (52)          445
Income taxes                                                 29            34            67           132
                                                        ---------------------       ---------------------
Net income (loss)                                       $    58       $    85       $  (119)      $   313
                                                        =====================       =====================
Net income (loss) per common share - basic              $  0.14       $  0.21       $ (0.30)      $  0.77
                                                        =====================       =====================

Net income (loss) per common share - assuming dilution  $  0.14       $  0.21       $ (0.30)      $  0.76
                                                        =====================       =====================

       See notes to unaudited condensed consolidated financial statements.

                 Boston Scientific Corporation and Subsidiaries
           Condensed Consolidated Statements of Stockholders' Equity
                                   (Unaudited)

In millions, except share data          Nine Months Ended September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------

                                            Common Stock
                                       ---------------------  Additional                                     Accumulated Other
                                       Shares Issued    Par     Paid-In  Treasury    Deferred     Retained    Comprehensive
                                       (In thousands)  Value    Capital    Stock   Compensation   Earnings    Income (Loss)   Total
                                       ---------------------------------------------------------------------------------------------
Balance at December 31, 2000               414,922      $4       $1,210    ($282)      ($15)       $1,116         ($98)      $1,935
Net income                                                                                           (119)                     (119)
Foreign currency translation
    adjustment                                                                                                      (2)          (2)
Issuance of common stock                                              2       75         (8)          (27)                       42
Cancellation of restricted stock                                              (3)         2            (1)                       (2)
Tax benefit relating to incentive
    stock option and employee stock
    purchase plans                                                    4                                                           4
Amortization of deferred compensation                                                     9                                       9
Unrealized gains on derivative
    financial instruments, net                                                                                      (2)          (2)
Unrealized gains on equity
    investments, net                                                                                                (1)          (1)
                                       ---------------------------------------------------------------------------------------------
Balance at September 30, 2001              414,922      $4       $1,216    ($210)      ($12)       $  969        ($103)      $1,864
                                       =============================================================================================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                            Nine Months Ended
                                                               September 30
In millions                                                  2001        2000
-------------------------------------------------------------------------------



Cash provided by operating activities                      $  328       $  562

Investing activities:
    Purchases of property, plant and equipment, net           (94)         (51)
    Acquisitions of businesses, net of cash acquired         (548)
    Payments for acquisitions of and/or investments
       in certain technologies, net                           (65)         (25)
    Sales of available for sale securities                     20           15
                                                           -------------------
Cash used for investing activities                           (687)         (61)

Financing activities:
    Net increase (decrease) increase in commercial paper       18         (179)
    Net proceeds from (payments on) borrowings
       on revolving credit facilities                         363         (242)
    Proceeds from issuances of shares of common stock          28           28
    Acquisitions of treasury stock                                        (135)
    Other, net                                                 (5)          12
                                                           -------------------
Cash provided by (used for) financing activities              404         (516)
Effect of foreign exchange rates on cash                                    (4)
                                                           -------------------
Net increase (decrease) in cash and cash equivalents           45          (19)
Cash and cash equivalents at beginning of period               54           64
                                                           -------------------
Cash and cash equivalents at end of period                 $   99       $   45
                                                           ===================

       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2001

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2000.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

For the three months ended September 30, 2001 and 2000, the Company reported comprehensive income of $51 million and $84 million, respectively. For the nine months ended September 30, 2001 and 2000, the Company reported a comprehensive loss of $124 million and comprehensive income of $306 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                       Three Months              Nine Months
                                                                    Ended September 30,      Ended September 30,
(In millions, except share and per share data)                      2001          2000        2001         2000
------------------------------------------------------------------------------------------------------------------
Basic:
  Net income (loss)                                              $       58   $       85        ($119)        $313

                                                                 -------------------------------------------------
  Weighted average shares outstanding (in thousands)                402,507      405,176      400,711      406,643
                                                                 -------------------------------------------------
  Net income (loss) per common share                             $     0.14   $     0.21       ($0.30)       $0.77
                                                                 =================================================

Assuming dilution:
  Net income (loss)                                              $       58   $       85        ($119)  $      313
                                                                 -------------------------------------------------
  Weighted average shares outstanding (in thousands)                402,507      405,176      400,711      406,643

Net effect of dilutive stock-based compensation (in thousands)        4,215        3,002                     3,363
                                                                 -------------------------------------------------
  Total (in thousands)                                              406,722      408,178      400,711      410,006
                                                                 -------------------------------------------------
  Net income (loss) per common share                             $     0.14   $     0.21       ($0.30)  $     0.76
                                                                 =================================================

For the nine months ended September 30, 2001, approximately 4 million potential common shares were not included in the computation of earnings per share, assuming dilution, as they would have been anti-dilutive.

Note D - Borrowings and Credit Arrangements

During the third quarter of 2001, the Company refinanced its $600 million 364-day credit facility that was due to expire in September 2001, with a new $600 million credit facility that expires in August 2006. At September 30, 2001, the Company had approximately $1.6 billion in revolving credit facilities. The revolving credit facilities consist primarily of the new $600 million credit facility and a $1.0 billion credit facility that expires in June 2002.

Note E - Business Combinations

During the first half of 2001, the Company completed its acquisitions of Embolic Protection, Inc. (EPI), Catheter Innovations, Inc. (CI), Quanam Medical Corporation (Quanam) and Interventional Technologies, Inc. (IVT). The cost for these four acquisitions, excluding future contingent payments, amounted to approximately $470 million, consisting of approximately $456 million in cash and the issuance of 969,459 Company shares. The acquisition is intended to strengthen and broaden the Company's product offerings in the field of electrophysiology.

On August 9, 2001, the Company completed its acquisition of 100 percent of the outstanding shares of Cardiac Pathways Corporation (CPC) in an all cash transaction for approximately $115 million. CPC designs, manufactures and markets less invasive systems used by electrophysiologists to diagnose and treat cardiac tachyarrythmias (abnormally rapid heart rhythms). The acquisition is intended to strengthen and broaden the Company's product offerings in the field of electrophysiology.

As of September 30, 2001, the Company has recorded $4 million for trademarks and $37 million for goodwill acquired in connection with the Company's acquisition of CPC, which are not subject to amortization in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets". The goodwill acquired in connection with CPC is not deductible for tax purposes.

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from their respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material to the Company.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded charges of $277 million to account for purchased research and development related to businesses acquired during the nine months ended September 30, 2001. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. Accordingly, the value attributable to these projects, which have not yet obtained regulatory approval, was immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets subject to amortization recorded in connection with these acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.


The income approach was used to establish the fair values of the purchased research and development. This approach established the fair value of an asset by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs, risk-adjusted discount rates ranging from 16 percent to 28 percent were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant projects, relative to the purchased research and development charge recorded in connection with the acquisitions consummated in the first nine months of 2001, are the next generation Cutting Balloon(TM) catheter, the next generation Infiltrator(R) transluminal drug delivery catheter and embolic protection devices which represent over 64 percent of the in-process value. The Cutting Balloon is a novel balloon angioplasty device with mounted scalpels that relieves stress in the artery, reducing the force necessary to expand the vessel. This contributes to less inadvertent arterial trauma and injury as compared to standard balloon angioplasty. The Infiltrator transluminal drug delivery catheter is designed to directly deliver therapeutic agents into the wall of the artery with high levels of efficiency. The embolic protection devices are filters that are mounted on a guidewire and are used to capture embolic material that is dislodged during cardiovascular interventions. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available on a worldwide basis within one to four years, with an estimated cost to complete of approximately $30 million to $45 million.

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

Note F - Plant Optimization Initiative

At September 30, 2001, the Company had approximately $55 million of accrued severance and related costs associated with the Company's 2000 plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 2,000 manufacturing, manufacturing support and management employees. The Company expects that the plan will be substantially completed by the first quarter of 2002. During the second quarter of 2001, the Company recorded a pre-tax charge of $4 million primarily as a result of changes in estimates of severance costs associated with the plant optimization initiative. As of September 30, 2001, approximately $8 million had been charged against the restructuring accrual for the approximately 500 employees terminated pursuant to the plan.

Note G - Inventories

The components of inventory consist of the following:

                                            September 30,     December 31,
(In millions)                                   2001              2000
--------------------------------------------------------------------------
Finished goods                                  $154              $172
Work-in-process                                   72                59
Raw materials                                     98               123
                                            ------------------------------
                                                $324              $354
                                            ==============================


At September 30, 2001, the Company had approximately $43 million of net NIR(R) coronary stent inventory, which is supplied by Medinol Ltd. (Medinol), and was committed to purchase approximately $9 million of NIR(R) stents from Medinol. During the second quarter of 2001, the Company recorded a provision of $49 million ($34 million, net of tax) for excess NIR(R) stent inventories. The excess provision was driven primarily by declining demand for the current NIR(R) coronary stent technology.

Note H - Derivative Instruments and Hedging Activities

The Company hedges its net recognized foreign currency transactional exposures with forward foreign exchange contracts to reduce the risk that the Company's earnings and cash flows will be adversely affected by changes in foreign currency exchange rates. These foreign exchange contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133. These derivative instruments do not subject the Company's earnings or cash flows to material risk due to exchange rate movements because gains and losses on these derivatives offset losses and gains on the assets and liabilities being hedged. These forward foreign exchange contracts are entered into for periods consistent with commitments, generally one to six months.

In addition, the Company hedges a portion of its forecasted inter-company and third-party transactions with foreign exchange forward and option contracts. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. However, since the critical terms of forward contracts designated as cash flow hedging instruments are the same as the underlying forecasted transaction, changes in the fair value of forward contracts should be highly effective in offsetting the present value of changes in the expected cash flows from the forecasted transaction. The ineffective portion of any changes in the fair value of option contracts designated as cash flow hedging instruments is recognized immediately in earnings. The Company did not recognize material gains or losses resulting from either hedge ineffectiveness or changes in forecast probability during the nine months ended September 30, 2001.

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

The Company recognized a net gain of approximately $13 million and $29 million in earnings from derivative instruments designated as cash flow hedges of forecasted transactions during the three and nine months ended September 30, 2001, respectively. All of the derivative instruments, designated as cash flow hedges, outstanding at September 30, 2001, mature within the subsequent 24-month period. As of September 30, 2001, approximately $25 million of unrealized net gains have been recorded in AOCI, net of tax, to recognize the effective portion of any fair value of derivative instruments that are, or previously were, designated as cash flow hedges. Based upon current exchange rates, a gain of approximately $25 million, net of tax, may be reclassified to earnings within the next twelve months to mitigate foreign exchange risk.

Note I - New Accounting Standards

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets", which are effective July 1, 2001 and January 1, 2002, respectively, for the Company. Statement No. 141 requires that the purchase method of accounting be used for all business combinations subsequent to June 30, 2001 and specifies criteria for recognizing intangible assets acquired in a business combination. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized upon adoption of this standard, but instead be tested for impairment at least annually. In addition, goodwill and intangible assets with indefinite useful lives recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. Intangible assets with definite useful lives will continue to be amortized over their respective estimated useful lives. The Company has adopted Statement No. 141 and is in the process of determining the effect of adoption of Statement No. 142 on its consolidated financial statements and related disclosures.

In August and October 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations", and Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", respectively, which are effective for fiscal years beginning after June 15, 2002 and December 15, 2001, respectively. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Subsequently, the asset retirement cost should be allocated to expense using a systematic and rational method. Statement No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes, with exceptions, Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". The Company is in the process of determining the effect of adoption of these statements on its consolidated financial statements and related disclosures.

Note J - Commitments and Contingencies

On March 25, 1996, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson Company (Johnson & Johnson), filed a suit for patent infringement against SCIMED, a subsidiary of the Company, alleging the infringement of five U.S. patents by SCIMED's LEAP(TM) balloon material used in certain SCIMED catheter products, including SCIMED's BANDIT(TM) and EXPRESS PLUS(TM) catheters. The suit was filed in the U.S. District Court for the District of Minnesota and seeks monetary and injunctive relief. SCIMED has answered, denying the allegations of the complaint. A trial date has not yet been set.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands, the United Kingdom and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. After a trial on the merits in the United Kingdom during March 1998, the court ruled on June 26, 1998 that neither of the patents is infringed by the NIR(R) stent, and that both patents are invalid. Ethicon appealed, and on March 20, 2000, the appellate court upheld the trial outcome. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. A hearing related to the French invalidity suits is scheduled for November 19, 2001.

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. In Italy, a technical expert was appointed by the court and a hearing is scheduled for January 30, 2002. On August 21, 2001, the Company withdrew its noninfringement action in Sweden under an agreement signed by all parties. Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden, Switzerland and the United Kingdom. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. Johnson & Johnson subsequently withdrew its request for cross-border relief in the United Kingdom. In October, 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson & Johnson appealed this decision with respect to the second patent; the appeal has been denied on the ground that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of the second patent, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the first patent. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to either patent. In late 1999, Johnson & Johnson appealed this decision. A hearing on the appeal has not yet been scheduled.

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

On October 22, 1997, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. A post-trial hearing was held July 26, 2001. Judgment has not yet been entered by the Court.

On June 7, 1999, the Company, SCIMED and Medinol filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S.

patents owned by Medinol and exclusively licensed to the Company are infringed by Cordis' Crown(TM), MINICrown(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis, and a subsidiary of Cordis alleging that a patent owned by Medinol and exclusively licensed to the Company is infringed by Cordis' BX Velocity(TM) stent delivery system. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Minnesota action was transferred to the U.S. District Court for the District of Delaware and consolidated with the Delaware action filed by the Company. A trial was held in August 2001 on both actions. On September 7, 2001, a jury found that Cordis' BX Velocity, Crown, and MINICrown stents do not infringe the patents, and that the asserted claims of those patents are invalid. The jury also found that Cordis' CORINTHIAN stent infringes a valid Medinol patent claim and awarded the Company and Medinol $8.3 million in damages. Post-trial briefing motions are scheduled through December 2001.

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

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001 and on June 6, 2001, the Court issued a written decision that Cordis' BX Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal has not yet been scheduled.

On August 13, 1998, Arterial Vascular Engineering, Inc., now named Medtronic AVE Inc. (Medtronic AVE), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. The Company and SCIMED have answered, denying the allegations of the complaint. The parties have filed a stipulation requesting the Court stay the case until the third quarter of 2002.

On March 10, 1999, the Company (through its subsidiary Schneider (Europe) AG) filed suit against Medtronic AVE alleging that Medtronic AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held on January 27, 2000. The Court has delayed its decision pending expert advice and on May 15, 2000, the Court appointed a technical expert. The expert's report was submitted to the court on November 6, 2001. A hearing is scheduled for May 2, 2002.

On April 6, 1999, Medtronic AVE filed suit against SCIMED and another subsidiary of the Company alleging that the Company's NIR(R) stent infringes one of Medtronic AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held in Germany on September 23, 1999, and on November 4, 1999, the court dismissed the complaint. On December 21, 1999, Medtronic AVE appealed the dismissal. The appeal is stayed pending the outcome of a related nullity action.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the Fourth District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. A trial date has not been set.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against Medtronic AVE alleging that Medtronic AVE's S670(TM) rapid exchange coronary stent system infringes a patent exclusively licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In July 2000, this matter was sent to arbitration. An arbitration hearing was held in April 2001 to determine whether Medtronic AVE's S670 and S660(TM) rapid exchange coronary stent delivery systems and the R1 rapid exchange catheter are licensed pursuant to the terms of a settlement agreement. On July 18, 2001, the arbitration panel determined that the accused Medtronic AVE products sold in the United States willfully infringe the patent exclusively licensed to the Company. The Company was awarded $169 million in damages, as well as costs and attorneys' fees, and a permanent injunction against Medtronic AVE's sales of its S670, S660 and BeStent 2(TM) stent delivery systems and R1S rapid exchange catheter. On September 18, 2001, the U.S. District Court for the Northern District of California confirmed the arbitration decision. On October 17, 2001, Medtronic appealed the confirmation of the award.

On March 7, 1996, Cook Inc. (Cook) filed suit in the Regional Court, Munich Division for Patent Disputes, in Munich, Germany against MinTec, Inc. Minimally Invasive Technologies, alleging that the Cragg EndoPro(TM) System I and Stentor(TM) endovascular device infringe a certain Cook patent. Following the purchase of the assets of the Endotech/MinTec companies by the Company, the Company assumed control of the litigation. A final hearing was held on May 12, 1999, and the court held no infringement of the Cook patents. The case was dismissed in June 1999. Cook has appealed the decision. A hearing was held on May 4, 2000. On July 27, 2000, the Court stayed the action pending the outcome of a nullity action filed by the Company against the patent.

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's PASSAGER(TM) peripheral vascular stent graft and VANGUARD(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999 and a decision was received in September 1999 finding that the Company's products infringe the Cook patent. The Company appealed the decision. A hearing originally scheduled for August 2001 has been postponed pending the outcome of a nullity action filed by the Company against the patent.

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

On May 19, 2000, the Company and SCIMED filed suit against a subsidiary of Cook alleging that Cook's MBL-4(TM), MBL-6(TM), MBL-4-XL(TM) and MBL-6-OV(TM) ligating devices infringe three of the Company's patents. The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. Cook counterclaimed seeking declaratory judgment that the Company's patents are invalid and unenforceable and Cook's products do not infringe the Company's patents. The Company filed a motion requesting a preliminary injunction which was denied in September 2000. On May 19, 2001, the Company and Cook entered into an agreement to settle the litigation. Pursuant to the terms of the agreement, both parties cross-licensed patents relating to certain technologies.

On May 23, 2001, Cook filed suit against the Company alleging that the Company's VortX(R) embolization coils infringe a patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 27, 2001, the Company answered and countersued Cook alleging that certain Cook products infringe a patent owned by the Company. On November 14, 2001, the Company amended its complaint against Cook to include two additional patents exclusively licensed to the Company.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook Inc.(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc., Cook and the Company (the "Agreement"). On October 10, 2001, pursuant to the terms of the Agreement, the Company filed a demand for arbitration with the American Arbitration Association. On October 11, 2001, Guidant and its subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), and Cook filed suit against the Company relating to the Agreement. The suit was filed in the United States District Court for the Southern District of Indiana and seeks declaratory and injunctive relief. The Company will answer the complaint and continue to assert its rights under the Agreement.

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the complaint and the FTC filed a motion for summary judgment. On October 5, 2001, the Court dismissed three of the five claims against the Company and granted summary judgment of liability in favor of the FTC on the two remaining claims. A hearing on damages has not yet been scheduled.

Beginning November 4, 1998, a number of shareholders of the Company, on behalf of themselves and all others similarly situated, filed purported stockholders' class action suits in the U.S. District Court for the District of Massachusetts alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaints principally alleged that as a result of certain accounting irregularities involving the improper recognition of revenue by the Company's subsidiary in Japan, the Company's previously issued financial statements were materially false and misleading. In August 1999, lead plaintiffs and lead counsel filed a purported consolidated class action complaint adding allegations that the Company issued false and misleading statements with respect to the launch of its NIR ON(R) Ranger(TM) with

Sox(TM) coronary stent delivery system and the system's subsequent recall. Following a hearing on a motion by the Company and its officers, the court dismissed the case without prejudice on August 16, 2001.

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. ("Pfizer") and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Rapid Exchange technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint.

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. Medinol supplies NIR(R) stents exclusively to the Company. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company's Express(TM) stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company's right to distribute Medinol stents and access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, charging them with fraud, multiple breaches of contract, unfair and deceptive practices and defamation. The Company seeks monetary and injunctive relief. On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol and its controlling shareholders, alleging among other things, loss of faith among Medinol's shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs.

The Company is aware that the U.S. Department of Justice is conducting an investigation of matters that include the Company's NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system which was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company is cooperating fully in the investigation.

The Company is involved in various other lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company. As of September 30, 2001, the potential exposure for litigation-related accruable costs is estimated to range from $7 million to $10 million. As of September 30, 2001, the range of loss for reasonably possible contingencies that can be estimated is $0 to $404 million, plus interest, and additional damages for sales occurring after the jury verdict related to the Cordis suit for patent infringement filed on October 22, 1997.

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

Note K - Segment Reporting

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

------------------------------------------------------------------------------------------------------------------
                                                                                                Inter-
(In millions)                                       United States      Europe       Japan    Continental    Total
------------------------------------------------------------------------------------------------------------------
Three months ended September 30, 2001
  Net sales                                                 $402         $85        $148         $52         $687
  Operating income excluding special charges                 136          24          93           7          260

Three months ended September 30, 2000
  Net sales                                                 $394         $82        $131         $41         $648
  Operating income excluding special charges                 165          20          79           2          266

Nine months ended September 30, 2001
  Net sales                                               $1,196        $271        $432        $144       $2,043
  Operating income excluding special charges                 424          76         264          13          777

Nine months ended September 30, 2000
  Net sales                                               $1,199        $266        $407        $127       $1,999
  Operating income excluding special charges                 506          75         260           8          849
------------------------------------------------------------------------------------------------------------------

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
-------------------------------------------------------------------------------------------------------
( In millions)                                               2001        2000        2001        2000
-------------------------------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments             $    687    $    648    $  2,043    $  1,999
       Foreign exchange                                         (17)          4         (47)         27
                                                           --------------------------------------------
                                                           $    670    $    652    $  1,996    $  2,026
                                                           ============================================

Income (loss) before income taxes:
        Total operating income for reportable segments
          excluding special charges                        $    260    $    266    $    777    $    849
        Manufacturing operations                                (24)        (19)        (72)        (71)
        Corporate expenses and foreign exchange                (124)        (92)       (432)       (272)
        Purchased research and development                      (10)                   (277)
        Restructuring and merger related charges                            (23)         (4)        (23)
                                                           --------------------------------------------
                                                                102         132          (8)        483
        Other expense, net                                      (15)        (13)        (44)        (38)
                                                           --------------------------------------------
                                                           $     87    $    119    $    (52)   $    445
                                                           ============================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales for the third quarter of 2001 were $670 million as compared to $652 million in the third quarter of 2000, an increase of 3 percent. Net sales for the third quarter of 2001 were adversely impacted by approximately $22 million due to foreign currency fluctuations compared to the third quarter of 2000. The reported net income for the third quarter of 2001 was $58 million, or $0.14 per share (diluted), as compared to net income of $85 million, or $0.21 per share, in the third quarter of 2000. The results for the third quarter of 2001 include purchased research and development ($10 million) primarily related to the acquisition of Cardiac Pathways (CPC), and costs associated with the Company's global operations plan ($14 million). The results for the third quarter of 2000 include a provision for excess NIR(R) stent inventory ($5 million), and costs associated with the Company's global operations plan ($26 million).

Net sales for the nine months ended September 30, 2001 were $1,996 million as compared to $2,026 million for the nine months ended September 30, 2000, a decline of 1 percent. Net sales for the nine months ended September 30, 2001 were adversely impacted by approximately $75 million due to foreign currency fluctuations compared to the nine months ended September 30, 2000. The reported net loss for the nine months ended September 30, 2001 was $119 million, or $0.30 per share, as compared to net income of $313 million, or $0.76 per share (diluted), for the nine months ended September 30, 2000. The results for the nine months ended September 30, 2001 include a provision for purchased research and development ($277 million); a write-down of intangible assets ($24 million) related to research and development programs discontinued in the second quarter of 2001; a provision for excess inventories ($49 million) due to declining demand for the current NIR(R) coronary stent technology; and costs associated with the Company's global operations plan ($46 million). The results for the nine months ended September 30, 2000 include a provision for excess NIR(R) stent inventory ($5 million), and costs associated with the Company's global operations plan ($26 million).

During the third quarter of 2001, United States (U.S.) revenues increased approximately 2 percent to $403 million, while international revenues increased approximately 4 percent to $267 million. The increases were due to revenue growth in the Company's product lines excluding coronary stents and to revenue generated by businesses acquired in 2001. The increases in revenue were partially offset by the effects of foreign currency fluctuations and decreases in the Company's sales of coronary stents. Worldwide coronary stent revenues were approximately $79 million during the third quarter of 2001, compared to $106 million during the third quarter of 2000.

U.S. revenues remained approximately flat at $1,197 million, while international revenues decreased approximately 3 percent to $799 million during the nine months ended September 30, 2001 compared to the same period in the prior year. Revenues for the period were negatively impacted by the effects of foreign currency fluctuations and decreases in the Company's sales of coronary stents. Worldwide coronary stent revenues were approximately $271 million during the nine months ended September 30, 2001, compared to $342 million during the same period in the prior year. These reductions were partially offset by revenue growth in the Company's other product lines and by revenue generated from businesses acquired in 2001.

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. In addition, technology and competitive offerings in the market are constantly changing. Stent revenues will continue to be negatively impacted by the volatility in the worldwide coronary stent market and by competitive offerings. The Company anticipates that its global NIR(R) coronary stent market share will continue to decline during the fourth quarter of 2001 as physician acceptance of the current NIR(R) coronary stent platform continues to erode. During the quarter, the Company launched its EXPRESS(TM) coronary stent in European and Inter-Continental markets and anticipates launching the EXPRESS coronary stent in the U.S. during the second half of 2002. Additionally, during the quarter, the Company reported impressive clinical results for its paclitaxel-eluting stent. The Company expects to launch a paclitaxel-eluting stent in Europe during 2002 and in the U.S. during 2003. The timing of submission for and receipt of regulatory approvals to market next generation coronary and peripheral stent platforms in the U.S. and international markets will influence the Company's ability to offer competitive stent products.

Gross profit as a percentage of net sales decreased to 68.1 percent in the third quarter of 2001 from 69.3 percent in the third quarter of 2000, and decreased to 64.7% for the nine months ended September 30, 2001 from 68.9 percent for the same period in the prior year. The decrease in gross margin during the third quarter of 2001 is primarily due to $14 million of expenses ($10 million, net of tax) associated with the Company's global operations plan. During the third quarter of 2000, the Company recorded cost of sales of $3 million ($2 million, net of tax) related to its global operation plan and $5 million ($3 million , net of tax) to provide for excess NIR(R) stent inventory. The decrease in gross margin during the nine months ended September 30, 2001 is primarily due to a provision recorded in the second quarter of 2001 of $49 million ($34 million, net of tax) for excess NIR(R) stent inventory. The excess position was driven primarily by declining demand for the current NIR(R) coronary stent technology. Gross margin for the nine months ended September 30, 2001 was also negatively impacted by $42 million ($28 million, net of tax) of expenses associated with the Company's global operations plan. These reductions to gross margin were partially offset by operational cost improvements and the Company's hedging activities. The Company's ability to effectively manage its mix and levels of inventory, including consignment inventory, as the Company transitions to new products will be critical in minimizing excess inventories.

Medinol Ltd. (Medinol), an Israeli company, is the supplier of the NIR(R) coronary stent. Generally, the Company has less control over inventory manufactured by third parties as compared to inventory manufactured internally. Furthermore, the purchase price of NIR(R) coronary stents, the amount of NIR(R) coronary stent sales as a percentage of the Company's worldwide sales and the mix of coronary stent platforms could significantly impact gross margins. At September 30, 2001, the Company had approximately $43 million of net NIR(R) coronary stent inventory and was committed to purchase approximately $9 million of NIR(R) stents from Medinol. Worldwide NIR(R) coronary stent sales as a percentage of the Company's worldwide sales were approximately 10 percent and 15 percent during the third quarter of 2001 and 2000, respectively, and were approximately 13 percent and 16 percent during the nine months ended September 30, 2001 and 2000, respectively.

On April 5, 2001, Medinol filed a lawsuit against the Company and a number of its current and former employees, alleging fraud, breaches of contract, and other claims. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets. In the suit, Medinol is seeking, among other things, to end the Company's right to distribute Medinol stents and to access certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals charging them with fraud, multiple breaches of contract, unfair and deceptive practices and defamation. On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol and its controlling shareholders, alleging among other things, loss of faith among Medinol's shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, injunctive relief and costs. The Company's ability to manage its relationship with Medinol during the pendency of the litigation and the outcome of the litigation with Medinol could impact the future operating results of the Company.

During 2000, the Company approved and committed to a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The manufacturing process and supply chain programs are designed to lower inventory levels and the cost of manufacturing and to minimize inventory write-downs. Gross margin benefits will not be fully realized until improvements of manufacturing processes are completed and historical inventories are sold.

The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. It will consolidate manufacturing operations along product lines and shift significant amounts of production to Company facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 2,000 manufacturing, manufacturing support and management employees. As of September 30, 2001, approximately $8 million had been charged against the restructuring accrual for the approximately 500 employees terminated pursuant to the plan. The Company expects that the plan will be substantially completed during the first quarter of 2002. The extension in the Company's estimated timing for completion of the plan results primarily from delays in the shift of certain product lines to the Company's facility in Miami. The Company does not expect this extension to significantly impact the costs of the plan or the anticipating savings resulting from the plan. During the nine months ended September 30, 2001, the Company recorded pre-tax expenses of $42 million ($28 million, net of tax) as cost of sales related to transition costs associated with the plant optimization plan and accelerated depreciation on fixed assets whose useful lives have been reduced as a result of the initiative. The Company also recorded a pre-tax charge of $4 million during the second quarter of 2001 primarily as a result of changes in estimates of severance costs associated with the plant optimization initiative. The Company estimates that it will record pre-tax expenses of approximately $20 million as cost of sales over the remainder of the plant optimization initiative, primarily for transition costs, accelerated depreciation and abnormal production variances related to underutilized plant capacity.

The Company estimates that the global operations plan will achieve pre-tax operating savings, relative to the base year of 1999, of approximately $100 million in 2001, $220 million in 2002 and $250 million in annualized savings thereafter. Incremental pre-tax savings expected to be realized in 2001 relative to 2000 are estimated to be approximately $30 million. These savings will be realized primarily as reduced cost of sales and are expected to help mitigate gross margin pressures that have resulted from the launch of higher costing stents and stent delivery systems in 2001. Additionally, the Company intends to continue to use a portion of these savings to fund its increased investment in research and development.

Selling, general and administrative expenses as a percentage of sales increased to 35 percent of sales in the third quarter of 2001 from 33 percent in the third quarter of 2000 and increased approximately $16 million to $232 million. Selling, general and administrative expenses as a percentage of sales increased to 34 percent of sales for the nine months ended September 30, 2001 from 32 percent during the nine months ended September 30, 2000 and increased approximately $43 million to $687 million. The increase is primarily attributable to costs associated with the businesses acquired in 2001 and incremental costs incurred to strengthen and retain the Company's field sales force.

Amortization expense increased to $30 million in the third quarter of 2001 from $23 million in the third quarter of 2000 and was approximately 4 percent of sales during the third quarter of 2001 and 2000. Amortization expense increased to $105 million during the nine months ended September 30, 2001 from $69 million during the nine months ended September 30, 2000 and increased as a percentage of sales to 5 percent from 3 percent. The increase in expense dollars for the third quarter is attributable to the amortization of intangible assets related to businesses acquired during the first three quarters of 2001. The increase for the nine months ended September 30, 2001 is a result of a $24 million ($17 million, net of tax) write-down of intangible assets primarily related to research and development programs discontinued in the second quarter of 2001 and amortization of intangible assets related to businesses acquired in 2001.

Royalties were approximately $10 million in the third quarter of 2001 and 2000 and decreased to $28 million during the nine months ended September 30, 2001 from $31 million during the nine months ended September 30, 2000. The decrease is primarily due to a reduction in sales of royalty bearing products. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Research and development expenses were approximately $72 million and 11 percent of net sales during the third quarter of 2001, and approximately $48 million and 7 percent of net sales during the third quarter of 2000. Research and development expenses were approximately $199 million and 10 percent of net sales during the nine months ended September 30, 2001, and approximately $146 million and 7 percent of net sales during the nine months ended September 30, 2000. The increase in research and development is primarily due to increased funding for the development of, and the clinical trials related to, new products, including the Company's internally developed stent platform, its drug-eluting stent program, its carotid program and programs acquired in connection with the Company's business combinations consummated in the first three quarters of 2001. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research. The Company continues to be committed to refining existing products and procedures and to developing new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare.

During the first half of 2001, the Company completed its acquisitions of Embolic Protection, Inc. (EPI), Catheter Innovations, Inc. (CI), Quanam Medical Corporation (Quanam) and Interventional Technologies, Inc. (IVT). The cost for these four acquisitions, excluding future contingent payments, amounted to approximately $470 million, consisting of approximately $456 million in cash and the issuance of 969,459 Company shares.

On August 9, 2001, the Company completed its acquisition of 100 percent of the outstanding shares of Cardiac Pathways Corporation (CPC) in an all cash transaction for approximately $115 million. CPC designs, manufactures and markets less invasive systems used by electrophysiologists to diagnose and treat cardiac tachyarrythmias (abnormally rapid heart rhythms). The acquisition is intended to strengthen and broaden the Company's product offerings in the field of electrophysiology.

As of September 30, 2001, the Company has recorded $4 million for trademarks and $37 million for goodwill acquired in connection with the Company's acquisition of CPC, which are not subject to amortization in accordance with Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets". The goodwill acquired in connection with CPC is not deductible for tax purposes.

On November 8, 2001, the Company announced the signing of a definitive agreement to acquire RadioTherapeutics Corporation (RTC). RTC develops and manufactures proprietary radiofrequency-based therapeutic devices in the field of interventional oncology for the ablation (destruction) of various forms of soft tissue lesions (tumors). The transaction is expected to close in December 2001.

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their dates of acquisition are not material to the Company.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded charges of $277 million to account for purchased research and development related to businesses acquired during the nine months ended September 30, 2001. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining technological feasibility of these projects is obtaining regulatory approval. Accordingly, the value attributable to these projects, which have not yet obtained regulatory approval, was immediately expensed at acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets subject to amortization recorded in connection with these acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

The income approach was used to establish the fair values of the purchased research and development. This approach established the fair value of an asset by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date, and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs, risk-adjusted discount rates ranging from 16 percent to 28 percent were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant projects, relative to the purchased research and development charge recorded in connection with the acquisitions consummated in the first nine months of 2001, are the next generation Cutting Balloon(TM) catheter the next generation Infiltrator(R) transluminal drug delivery catheter and embolic protection devices, which represent over 64 percent of the in-process value. The Cutting Balloon is a novel balloon angioplasty device with mounted scalpels that relieves stress in the artery, reducing the force necessary to expand the vessel. This contributes to less inadvertent arterial trauma and injury as compared to standard balloon angioplasty. The Infiltrator transluminal drug delivery catheter is designed to directly deliver therapeutic agents into the wall of the artery with high levels of efficiency. The embolic protection devices are filters that are mounted on guidewires and are used to capture embolic material that is dislodged during cardiovascular interventions. As of the date of acquisition, the projects were expected to be completed and the products to be commercially available on a worldwide basis within one to four years, with an estimated cost to complete of approximately $30 million to $45 million.

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

Interest expense was $16 million in the third quarter of 2001 and 2000 and decreased to $46 million during the nine months ended September 30, 2001 from $56 million during the nine months ended September 30, 2000. The decrease in interest expense for the nine months ended September 30, 2001 is primarily attributable to lower average debt balances over the period and lower average interest rates.

Other income, net, compared to the third quarter of 2000 remained relatively flat in the third quarter of 2001 and decreased to $2 million during the nine months ended September 30, 2001 from $18 million during the nine months ended September 30, 2000. The change for the nine months ended September 30, 2001 is primarily due to net gains recognized on sales of available-for-sale securities of approximately $14 million recorded during the first three quarters of 2000.

The Company's effective tax rate, excluding the impact of purchased research and development, was approximately 30 percent during the nine months ended September 30, 2001 and 2000.

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

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. Deterioration in the Japanese and/or emerging markets economies may impact the Company's ability to grow its business and to collect its accounts receivable. Additionally, the trend in countries around the world toward more stringent regulatory requirements for product clearance and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. These factors may impact the rate at which the Company can grow.

In addition, the impact of selling higher costing stents, the cost of maintaining the Company's sales force and increases its investment in research and development are expected to result in lower operating margins throughout 2001 as compared to 2000. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $99 million at September 30, 2001, compared to $60 million at December 31, 2000. Working capital decreased to $86 million at September 30, 2001, compared to $173 million at December 31, 2000. The change in working capital is primarily due to short-term borrowings to fund the Company's strategic acquisitions. Cash proceeds during the nine months ended September 30, 2001 were primarily generated from operating activities and through the Company's borrowings. Cash proceeds were primarily used to fund acquisitions and other strategic alliances and capital expenditures during the period.

During the third quarter of 2001, the Company refinanced its $600 million 364-day credit facility that was due to expire in September 2001, with a new $600 million credit facility that expires in August 2006. At September 30, 2001, the Company had approximately $1.6 billion in revolving credit facilities. The revolving credit facilities consist primarily of the new $600 million credit facility and a $1.0 billion credit facility that expires in June 2002.

At September 30, 2001, the Company had $550 million in credit facility borrowings outstanding at a weighted-average interest rate of 2.98 percent compared to approximately $187 million of credit facility borrowings outstanding at a weighted-average interest rate of 4.54 percent at December 31, 2000. At September 30, 2001, the Company had $74 million in commercial paper outstanding at a weighted-average interest rate of 3.73 percent, compared to $56 million of commercial paper outstanding at a weighted-average interest rate of 8.00 percent at December 31, 2000. The Company intends to continue to borrow under its credit facilities until it is able to issue sufficient commercial paper at reasonable rates.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $289 million to remain outstanding beyond the next twelve months, and, accordingly, has reclassified this portion of borrowings as long-term at September 30, 2001, compared to no such reclassification at December 31, 2000.

The Company has recognized net deferred tax assets aggregating $168 million at September 30, 2001, and $226 million at December 31, 2000. The assets relate principally to the establishment of inventory and product-related reserves and purchased research and development. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

The Company expects that it will make total cash outlays, net of proceeds from building and fixed asset sales, of approximately $120 million for the plant optimization initiative. As of September 30, 2001, the Company has made cash outlays of $70 million for the plan, and expects to make additional payments of approximately $25 million during the remainder of 2001.

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

On July 18, 2001, an arbitration panel determined that rapid exchange delivery systems and balloon dilatation catheters sold in the U.S. by Medtronic AVE, Inc. willfully infringe a patent exclusively licensed to the Company. The panel awarded the Company $169 million in damages, as well as costs and attorneys' fees, and a permanent injunction against Medtronic AVE's sales of the infringing devices for the duration of the patent. On September 18, 2001, the U.S. District Court for the Northern District of California confirmed the arbitration award. On October 17, 2001, Medtronic AVE, Inc. appealed the confirmation of the award.

The IVT, EPI, CI and Quanam acquisition transactions involve earn-out payments based on the acquired companies reaching certain performance and other milestones. During the fourth quarter of 2001, the Company expects to make an earn-out payment of $70 million related to its acquisition of IVT. The Company does not expect to make any other significant earn-out payments during the remainder of 2001.

Management believes it is developing a sound plan to integrate businesses acquired in 2001. The failure to successfully integrate these businesses effectively could impair the Company's ability to realize the strategic and financial objectives of these transactions. As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. In connection with these and other acquisitions consummated during the last five years, the Company has acquired numerous in-process research and development projects. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

Additionally, the Company expects to incur capital expenditures of approximately $30 million during the remainder of 2001. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including capital expenditures, litigation related payments, restructuring initiatives, and the above-mentioned acquisitions and integration of businesses.

The Company was engaged in negotiations to acquire Medinol prior to Medinol's lawsuit against the Company earlier this year. In the event these negotiations were to recommence, the Company may need to arrange additional financing capacity to complete any potential acquisition of or other similar transaction with Medinol. Although the Company believes it would be able to obtain additional financing, there are no assurances that additional financing could or would be obtained.

EURO CONVERSION

On January 1, 1999, eleven of the fifteen member countries of the European Union established fixed conversion rates among existing sovereign currencies and the euro. On January 1, 2001, Greece became the twelfth member of the participating countries that have agreed to adopt the euro as their common legal currency. Fixed conversion rates among the participating countries' existing currencies (the legacy currencies) and the euro have been established. The legacy currencies are scheduled to remain legal tender as denominations of the euro until at least January 1, 2002 (but not later than July 1, 2002). During this transition period, parties may settle transactions using either the euro or a participating country's legacy currency. The Company has addressed and/or continues to address the potential impact resulting from the euro conversion, including competitive implications related to pricing and foreign currency considerations. In addition, during the third quarter of 2001, the Company successfully completed the adaptation of its information technology systems to be euro compatible.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by: (a) the Company's ability to timely implement the global operations plan within its cost estimates, to retain and attract employees as it implements its plant optimization initiative, to effectively manage inventories during the plan's transition period and to achieve estimated operating savings; (b) the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions from its manufacturing process and supply chain programs; (c) the Company's ability to realize benefits from the EPI, CI, Quanam, IVT and CPC acquisitions, including purchased research and development; (d) the ability of the Company to manage accounts receivable, manufacturing costs and inventory levels and mix, and to react effectively to the changing managed care environment, reimbursement levels and worldwide economic and political conditions; (e) the potential impacts of continued consolidation among health care providers, trends toward managed care, disease state management and economically motivated buyers, health care cost containment, the financial viability of health care providers, more stringent regulatory requirements and more vigorous enforcement activities; (f) management's ability to position the Company to take advantage of opportunities that exist in the markets it serves; (g) the Company's continued commitment to refine existing products and procedures and to develop new technologies that can reduce risk, trauma, cost, procedure time, and the need for aftercare; (h) the Company's ability to develop and launch products on a timely basis, including products resulting from purchased research and development and increased research and development spending; (i) risks associated with international operations; (j) the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies; (k) the Company's ability to maintain its effective tax rate for 2001 and to substantially recover its net deferred tax assets; (l) the ability of the Company to meet its projected cash needs and obtain additional financing, if necessary; (m) the ability of the Company to manage its relationship with Medinol during the pendency of the litigation and the outcome of the Medinol litigation; (n) NIR(R) coronary stent sales as a percentage of worldwide sales and the mix of coronary stent platforms; (o) volatility in the coronary stent market, competitive offerings and the timing of submission for and receipt of regulatory approvals to market new coronary and peripheral stent platforms; (p) the Company's ability to compete in the coronary stent markets; (q) decline of global NIR(R) coronary stent market share as physician acceptance of the current NIR(R) coronary stent platform erodes; (r) the development of competing or technologically advanced products by the Company's competitors; (s) the effect of litigation and compliance activities on the Company's legal provision and cash flow; (t) the impact of stockholder class action, patent, product liability, Federal Trade Commission, Medinol and other litigation, as well as the outcome of the U.S. Department of Justice investigation and the adequacy of the Company's product liability insurance; (u) the potential impact resulting from the euro conversion, including competitive implications related to pricing and foreign currency considerations; and (v) the timing, size and nature of strategic initiatives and research and development platforms available to the Company.

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

The Company's floating and fixed-rate investments and debt obligations are subject to interest rate risk. As of both September 30, 2001 and December 31, 2000, a 100-basis-point increase in interest rates, assuming the amounts invested and borrowed remained constant, would not result in a material increase in the Company's then current net interest expense.

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

In addition, the Company hedges a portion of its forecasted inter-company and third-party transactions with foreign exchange forward and option contracts. These contracts are entered into to reduce the risk that the Company's earnings and cash flows resulting from certain forecasted transactions will be adversely affected by changes in foreign currency exchange rates. However, the Company may be impacted by changes in foreign currency exchange rates related to the unhedged portion. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (currently the Japanese yen and the euro). The Company may experience unanticipated foreign currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The Company had foreign exchange forward and option contracts outstanding in the total notional amounts of $658 million and $452 million as of September 30, 2001, and December 31, 2000, respectively. The Company recorded approximately $30 million of assets and $4 million of liabilities to recognize the fair value of its contracts outstanding on September 30, 2001, as compared to approximately $37 million of assets and $1 million of liabilities on December 31, 2000. Foreign exchange contracts that hedge net recognized foreign currency transaction exposures should not subject the Company's earnings and cash flows to material risk due to exchange rate movements because gains and losses on these contracts should offset losses and gains on the transactions being hedged. Hedges of anticipated transactions may subject the income statement to volatility.

A sensitivity analysis of changes in the fair value of foreign exchange contracts outstanding at September 30, 2001 indicates that, if the U.S. dollar uniformly weakened by 10 percent against all currencies, the fair value of these contracts would decrease by $51 million as compared to a $37 million decrease on foreign exchange contracts outstanding at December 31, 2000. While these hedging instruments are subject to fluctuations in value, such fluctuations are generally offset by changes in the value of the underlying exposures being hedged. As the Company has expanded its international operations, its sales and expenses denominated in foreign currencies have expanded, and that trend is expected to continue. Therefore, most international sales and expenses have been, and are expected to be, subject to the effect of foreign currency fluctuations, and these fluctuations may have an impact on margins. The Company's sensitivity analysis of the effects of changes in foreign currency exchange rates does not factor in a potential change in sales levels or local currency selling prices.

Although the Company engages in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities, earnings and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates.

                                     PART II
                                OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

Note J Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)         Exhibits

                        10.1 Form of Amendment to Second Amended and Restated Credit Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of August 21, 2001.
                        10.2 Form of Credit Agreement among Boston Scientific Corporation, The Several Lenders and Banc of America Securities LLC dated as of August 15, 2001.

            (b) The following reports were filed during the quarter ended September 30, 2001:

                        None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2001.


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