Form 10-K
period 2001-12-31
BOSTON SCIENTIFIC CORP
filed 2002-03-27
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------
                                    FORM 10-K

                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001         Commission File No. 1-11083
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

                                 Yes X No ______
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. / /

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $7.5 billion based on the closing price of the Common Stock on March 15, 2002.

The number of shares outstanding of the Company's Common Stock as of March 15, 2002 was 402,794,350.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's 2001 Consolidated Financial Statements for the year ended December 31, 2001 which are filed with the Securities and Exchange Commission (the "Commission") as an exhibit hereto and the Company's 2002 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 5, 2002 are incorporated by reference into Parts I, II and III hereof.

                                     PART I

------------------------------------------------------------------------------

ITEM 1.  BUSINESS

THE COMPANY

Boston Scientific Corporation (the "Company") is a worldwide developer, manufacturer and marketer of less-invasive medical devices. The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, electrophysiology, gastroenterology, neurovascular intervention, pulmonary medicine, interventional radiology, oncology, urology and vascular surgery. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products provide effective alternatives to traditional surgery by reducing risk, trauma, cost, procedure time and the need for aftercare.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first less-invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company, which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to almost $2.7 billion in 2001.

The Company's growth has been fueled in part by strategic acquisitions and alliances designed to improve the ability of the Company to take advantage of growth opportunities in less-invasive medicine. These acquisitions have helped the Company to achieve a strategic mass which allows it to offer one of the broadest product lines in the world for use in less-invasive procedures. The Company's strategic mass has also enabled it to compete more effectively in, and better absorb the pressures of, the current health care environment of cost containment, managed care, large buying groups and hospital consolidations.

SIGNIFICANT 2001 EVENTS

During 2001, the Company received 22 product approvals and clearances from the U.S. Food and Drug Administration ("FDA") and 25 CE Mark approvals in Europe.

The Company's internally developed Express(TM) coronary stent was launched in European and international markets during September 2001. The Express stent is a laser cut, balloon-expandable stent designed and built to meet the real-world needs of clinicians. The technology has also been designed so that it may be leveraged by the Company for use as the platform for additional product offerings in interventional cardiology, peripheral vascular and neurovascular interventions.

The Company also made progress during the year on its TAXUS(TM) drug-eluting coronary stent program. The Company has planned numerous TAXUS trials to test the safety and efficacy of its new stent technology under a wide range of clinical conditions in several countries. The Company expects to launch the TAXUS paclitaxel-eluting stent for the treatment of coronary artery disease.

During 2001, the Company also completed several strategic acquisitions and alliances, each intended to further expand the Company's ability to offer its customers effective, quality medical devices that satisfy their interventional needs. Over the last year, the Company completed the following acquisitions and added new or complementary technologies to its already diverse portfolio:


                                                            >
------------------------------------------------------------------------------------------------------------------------------------
*        Cardiac Pathways Corporation                    Chilli(R) Cooled Ablation Catheter and Realtime Position Management(R)
                                                         System technologies broaden existing product line and bring highly advanced diagnostic and treatment tools to electrophysiology laboratories.
------------------------------------------------------------------------------------------------------------------------------------
*        Catheter Innovations, Inc.                      Expands the Company's technology portfolio in the $500 million venous access market.
------------------------------------------------------------------------------------------------------------------------------------
*        Embolic Protection, Inc.                        Marks the Company's entry into the U.S. embolic protection market with a proprietary technology for interventional cardiovascular procedures.
                                                         Also develops carotid endovascular therapies for the prevention of stroke.
------------------------------------------------------------------------------------------------------------------------------------
*        Interventional Technologies, Inc.               Unique, proprietary Cutting Balloon(R) device combines the features of conventional angioplasty with advanced microsurgical procedures.
                                                         Additional metallurgy technologies have broad applications to numerous
                                                         Company products.
------------------------------------------------------------------------------------------------------------------------------------
*        Quanam Medical Corporation                      Broadens Company's drug-delivery portfolio with an additional implant-based, drug-delivery technology and a family of proprietary biomaterials.
------------------------------------------------------------------------------------------------------------------------------------
*        RadioTherapeutics Corporation                   Expands the Company's oncology technology portfolio with proprietary radiofrequency-based therapeutic devices in the field of interventional oncology for the ablation (destruction) of various forms of soft-tissue lesions (tumors).
------------------------------------------------------------------------------------------------------------------------------------


The Company also focused on key clinical trials involving its core technologies as well as technologies recently acquired. The trials have been designed to study the safety and efficacy of new products or new uses for existing products. Significant clinical programs include:

         * TAXUS - A series of clinical trials designed to assess the safety and efficacy of the Company's TAXUS(TM)drug-eluting stent under a wide range of clinical conditions. Six- and nine-month follow up results of the TAXUS I trial, a trial designed to assess the safety of a slow-release dose formulation paclitaxel-eluting stent, confirmed safety, and showed zero percent thrombosis and zero percent restenosis. TAXUS I is the first of several Company-sponsored paclitaxel-eluting stent clinical trials. The remaining TAXUS trials are at various stages of completion or have yet to commence. In March 2002, the Company reported that preliminary results from its TAXUS II and III trials have provided further support for the safety of its paclitaxel-eluting stent. The Company also announced that it received approval from the FDA to initiate the TAXUS IV trial, a trial designed to support product commercialization in the U.S.

         * Express(TM)and Express2(TM)coronary stent systems - During 2001, the Company initiated clinical trials in the United States and Europe to study the safety and efficacy of its Express and Express2 coronary stent systems. Following the completion of these trials, in March 2002, the Company filed an application with the FDA for pre-market approval of these products. The Express stent is the company's newest internally developed coronary stent and is designed to provide outstanding performance by optimizing flexibility, deliverability and scaffolding characteristics. The Express2 stent system is an Express stent combined with the Company's advanced Maverick(R)balloon catheter technology and features a laser-bonded, flexible tip with a long, low profile designed for easier tracking.

         *         Filterwire EX(TM) embolic protection device - Two U.S.
                   clinical trials are in progress, designed to evaluate the benefits of stenting in conjunction with embolic protection for the treatment of carotid artery disease and saphenous vein grafts.

BUSINESS STRATEGY

The Company's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. The Company seeks to accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies which can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's strategy has been, and will continue to be, to grow by identifying those specific therapeutic and diagnostic areas which satisfy the Company's mission and by making the investments necessary to capitalize on these opportunities. During 2001, the Company executed its growth strategy by enhancing its internal development programs as well as adding to its existing technology portfolio through external acquisition and licensing activity. The Company will continue to seek out and review opportunities for acquisitions and strategic alliances consistent with its corporate mission.

Key elements of the Company's overall business strategy are as follows:

PRODUCT DIVERSITY. The Company offers products in numerous product categories which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of the Company's product lines permit medical specialists to satisfy many of their less-invasive medical device requirements from a single source.

INNOVATION. The Company is committed to driving growth through harnessing technological innovation both in the near and long term. The Company's approach to enhancing innovation includes a mixture of tactical and strategic initiatives that are designed to offer sustainable growth. Combining internally developed products and technologies with those obtained through acquisition and licensing arrangements allows the Company to focus on and deliver new products currently in its pipeline as well as strengthen the Company's technology portfolio and development processes and tools.

CLINICAL EXCELLENCE. The Company's commitment to innovation is further demonstrated by its rapidly expanding clinical capabilities. The Company's clinical teams have been organized by therapeutic specialty to better align with research and development, marketing and sales teams. During 2001, the clinical teams focused clinical trials that support regulatory requirements and demonstrate safe and effective clinical performance of products and technologies with the greatest market potential.

OPERATIONAL EXCELLENCE. The Company believes that improving its supply chain effectiveness, strengthening its manufacturing processes and optimizing its plant network will increase operational efficiencies within the organization and generate savings. By centralizing its operations at the corporate level and shifting global manufacturing along product lines, the Company will be better positioned to leverage its existing resources and concentrate on new product development and launch.

FOCUSED MARKETING. Each of the Company's business groups maintain dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions and offer products to satisfy their needs. The Company believes that this focused disease state management enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

ACTIVE PARTICIPATION IN THE MEDICAL COMMUNITY. The Company believes that it has excellent working relationships with physicians and others in the medical industry which enable it to gain a detailed understanding of new therapeutic and diagnostic alternatives, and to respond quickly to the changing needs of physicians and patients. Active participation in the medical community contributes to physician understanding and adoption of less-invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

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

PRODUCTS

The Company's products are offered by two dedicated business groups - Cardiovascular and Endosurgery. The Cardiovascular organization focuses on products and technologies for use in the Company's interventional cardiology, interventional radiology, peripheral vascular and neurovascular procedures. The Endosurgery organization focuses on products and technologies for use growth in oncology, vascular surgery, endoscopy, urology and gynecology procedures. During 2001, approximately 69% of the Company's net sales were derived from the Company's Cardiovascular business and approximately 31% from its Endosurgery business.

The Company's principal Cardiovascular and Endosurgery products are offered in the following medical areas:

                                 CARDIOVASCULAR

CORONARY REVASCULARIZATION. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal coronary rotational atherectomy and include PTCA balloon catheters, the Rotablator(R) and Rotalink(R) rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters.

During 2001, the Company introduced the Maverick(R) balloon dilatation catheter for commercial sale in the United States, Japan and certain European markets. With the needs of clinicians in mind, the Maverick balloon catheter was designed to provide enhanced crossabililty (the ability of the catheter or delivery system to track and get through difficult lesions). The catheter features TrakTip(TM) technology, a soft tubing that is attached to the end of the balloon using the Company's patented laser-bonding technology. The material of the TrakTip is resilient and exceptionally flexible, enhancing trackability.

During the year, the Company also added the Cutting Balloon(R) catheter, a balloon angioplasty device that combines features of conventional angioplasty with advanced microsurgical technology, to its interventional cardiology product offerings through the Company's acquisition of Interventional Technologies, Inc. ("IVT").

CORONARY STENTS. The Company markets both balloon-expandable and self-expanding coronary stent systems. Coronary stents are tiny, metal devices used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow to the heart.

During 2000, the Company expanded its stent development efforts to include an internally developed stent platform - the Express(TM) stent which was launched in European and other international markets during September 2001. The Express stent is a laser-cut balloon-expandable stent that features a new design concept called Tandem(TM) architecture (the integration of two separate structural elements into a single design for enhanced deliverability, conformability and consistent vessel support). Generations of the Express stent are designed to be leveragable into coronary, peripheral and neurovascular applications. The Company anticipates launching the Express stent in the United States during the second half of 2002 pending regulatory approval.

Despite the significant improvement stents offer over traditional balloon angioplasty for the treatment of coronary artery disease, in-stent restenosis - the regrowth of diseased tissue into a previously stented artery - continues to be a serious challenge for clinicians. In-stent restenosis occurs after approximately 15-20 percent of all stent placements and can reach as high as 50 percent in complex lesions. Many patients with complex coronary artery disease suffer from in-stent restenosis. The Company believes that the combination of drugs and coronary stents offers the possibility of a more lasting solution for coronary artery disease, particularly the occurrence of in-stent restenosis.

Through a strategic alliance with Angiotech Pharmaceuticals, Inc., the Company holds a co-exclusive license for the use of paclitaxel on intraluminal devices to inhibit restenosis as well as other applications. Paclitaxel is an active component of a chemotherapeutic agent and has demonstrated promising results in pre-clinical studies for reducing the processes leading to restenosis. During 2001, the Company entered into an exclusive agreement with Natural Pharmaceuticals, Inc. for the supply of paclitaxel for use in a wide range of drug-delivery devices.

The Company is currently conducting several clinical trials - known as TAXUS - involving the Company's drug-eluting stent technology. This TAXUS(TM) drug-eluting stent is designed to provide direct delivery of paclitaxel through a polymer on a stent at the desired location with a predictable and controlled release to reduce restenosis. Six- and nine-month follow up results of the Company's TAXUS I trial, a trial designed to assess the safety of a slow-release dose formulation paclitaxel-eluting stent, confirmed safety, and showed zero percent thrombosis and zero percent restenosis. The Company expects to launch a paclitaxel-eluting stent in certain international markets during 2002, in Europe in late 2002 or early 2003 and in the U.S. in late 2003 pending regulatory approval.

The Company also markets stents and stent delivery systems which incorporate the NIR(R) balloon-expandable coronary stent, a product developed and manufactured by Medinol Ltd., Israel with which the Company has an exclusive worldwide distribution agreement covering stent products.

FLUID MANAGEMENT. The Company markets a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that provide for the injection of contrast and saline, or withdrawal and the disposal of bodily waste.

ELECTROPHYSIOLOGY. The Company's electrophysiology product offerings include catheters and systems for use in less-invasive procedures to diagnose and treat tachyarrhythmias (abnormally fast heart rhythms). The Company markets RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, many of which incorporate proprietary steering, temperature monitoring and control technology, as well as a line of diagnostic catheters and associated accessories. The Chilli(R) cooled ablation catheter and Realtime Position Management(R) system are important additions to the Company's electrophysiology product portfolio through the Company's 2001 acquisition of Cardiac Pathways Corporation. These products are designed for ablating (neutralizing) the tissue in the heart that is responsible for starting or maintaining the tachyarrhythmia and for navigating EP catheters within the heart.

PERIPHERAL VASCULAR INTERVENTION AND VENOUS ACCESS. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of medical devices used in percutaneous transluminal angioplasty and thrombolysis (the catheter-based delivery of clot dissolving agents directly to the site of a blood clot). Additionally, the Company's peripheral vascular product line includes balloon catheters, thrombectomy catheters, and stents (including the Wallstent(R) endoprosthesis). During the year, the Company's product offerings in its venous access line have increased through the Company's acquisition of Catheter Innovations, Inc. and now include both valved and non-valved product offerings.

EMBOLIC PROTECTION. One of the most promising areas in interventional medicine is embolic protection. In February of 2001, the Company acquired Embolic Protection, Inc., a developer and manufacturer of embolic protection filters, including the FilterWire EX(TM) device. This device is designed to capture material dislodged into the bloodstream during cardiovascular interventions, potentially preventing a heart attack or stroke. The FilterWire EX was introduced for use in coronary, carotid and saphenous vein graft applications in certain European markets during 2001. The Company also announced during 2001 that it entered into a series of agreements with ENDOTEX Interventional Systems, Inc. The Company and ENDOTEX have agreed to collaborate on clinical trials that will study the use of the ENDOTEX carotid stent (the NEXSTENT(TM)) in combination with the Company's Filterwire embolic protection device to treat carotid artery disease. The Company will also serve as the primary distributor for ENDOTEX in international markets.

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

INTRALUMINAL ULTRASOUND IMAGING. The Company markets a family of intraluminal catheter-directed ultrasound imaging catheters and systems for diagnostic use in blood vessels, heart chambers and coronary arteries, as well as certain nonvascular systems.

NEUROVASCULAR INTERVENTIONS. The Company markets a line of micro-guidewires, micro-catheters, guiding catheters and embolics to treat diseases of the neurovascular system. The Company also markets the GDC(R) (Guglielmi Detachable
Coil) system to treat and prevent the rupture of cerebral aneurysms that are otherwise either considered to be inoperable or high risk for surgery. During 2001, the Company exercised a pre-existing option to acquire Smart Therapeutics, Inc., a company that has developed a stent system for treating "wide neck" aneurysms, which are among the most difficult to treat. The combination of Smart's stent and the Company's GDC coil may provide a less-invasive treatment alternative for patients whose only previous option may have been open surgery.

                                   ENDOSURGERY

ESOPHAGEAL, GASTRIC AND DUODENAL (SMALL INTESTINE) INTERVENTION. The Company markets a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophogitis, gastric esophageal reflux disease ("GERD"), portal hypertension, peptic ulcers and esophageal cancer. The Company's products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters devices and enteral feeding devices. The

Company also markets a family of esophogeal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. During the first quarter of 2001, the Company signed an agreement with Enteric Medical Technologies, Inc. ("EMT") providing for the exclusive distribution of EMT's Enteryx(TM) liquid polymer technology which is designed to treat symptoms associated with chronic GERD. The agreement grants the Company exclusive distribution rights in certain international markets, including most European countries and Japan, and also includes an exclusive option to purchase EMT.

COLORECTAL INTERVENTION. The Company markets a line of hemostatic catheters, polypectomy snares, biopsy forceps, enteral stents and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer.

PANCREATICO-BILIARY INTERVENTION. The Company sells a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile duct. The Company's products include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. The Company also markets self-expanding metal and temporary biliary stents for palliation and drainage of the common bile duct.

PULMONARY INTERVENTION. The Company markets devices to diagnose, treat and palliate chronic bronchitis and lung cancer, including pulmonary biopsy forceps, stents and balloon catheters used to dilate strictures or for tumor management. Included in this product offering is the Company's Wallgraft(R) Tracheobronchial Endoprosthesis, a covered Wallstent(R) device designed to treat tracheobronchial strictures.

URINARY TRACT INTERVENTION. The Company sells a variety of products designed primarily to treat patients with urinary stone disease, including ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate or remove the stone; intracorporeal shock wave lithotripsy devices and holmium laser systems used to disintegrate stones ureteroscopically; ureteral stents implanted temporarily in the urinary tract to provide short-term or long-term drainage; and a wide variety of guidewires used to gain access to a specific site. During 2001, the Company announced its alliance with ESC Medical Systems, Ltd. (Lumenis, Ltd.), the world's largest marketer of holmium laser systems used for kidney stone removal. This alliance will greatly enhance the Company's kidney stone management product offering in the United States and Japan.

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

URINARY INCONTINENCE AND BLADDER DISEASE. The Company markets a line of less-invasive devices and dermal sling materials to treat stress urinary incontinence. This affliction is commonly treated with various surgical procedures. The Company's Precision Tack(TM) and Precision Twist(TM) devices and Vesica(R) systems offer less-invasive alternatives for treating incontinence. The Company has also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

ONCOLOGY INTERVENTION. The Company markets a broad line of products designed to treat, diagnose and palliate various forms of cancer. Its current suite of products include a variety of microcatheters, embolic materials, coils and other products used to restrict blood supply to targeted organs of other areas of the body as well as biopsy devices. During 2001, the Company acquired RadioTherapeutics Corporation, a developer and manufacturer of radiofrequency based therapeutic devices for the ablation (destruction) of various forms of soft tissue lesions (tumors).

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

MARKETING AND SALES

Within its Cardiovascular and Endosurgery groups, the Company markets its products through six principal operating divisions, each focusing upon physicians who specialize in the diagnosis and treatment of different medical conditions and disease states.

Scimed: markets devices to interventional cardiologists, interventional radiologists and vascular surgeons for the diagnosis and treatment of coronary and peripheral vascular disease and other cardiovascular disorders.

EP Technologies:    offers a line of electrophysiology catheters and systems for use by interventional electrophysiologists in the diagnosis and treatment of tachyarrhythmias.

Target: markets a line of micro-guidewires, micro-catheters, coils, embolics and other medical devices which aid neuroradiologists and neurosurgeons in the treatment of neurovascular diseases.

Medi-tech:          markets devices to interventional radiologists and vascular surgeons who treat abdominal aortic aneurysmal disease, diseases requiring management of cancerous and non-cancerous tumors and patients requiring venous access.

Microvasive         markets therapeutic, diagnostic and palliative devices,
Endoscopy:          which aid gastroenterologists and pulmonologists in
                    performing flexible endoscopic procedures involving the digestive tract and lungs.

Microvasive         offers a line of therapeutic and diagnostic devices which
Urology:            aid urologists and urogynecologists in performing
                    ureteroscopic and other less-invasive endoscopic procedures as well as devices to treat urinary incontinence.

A dedicated sales force of approximately 1,200 individuals in 40 countries internationally and over 800 in the United States market the Company's products worldwide. Sales in countries where the Company has direct sales organizations accounted for approximately 99% of the Company's net sales during 2001. A network of distributors and dealers who offer the Company's products in approximately 30 countries worldwide accounts for the remaining sales. The Company also has a dedicated U.S. corporate sales organization focused principally on selling to major buying groups and large integrated health care networks.

In 2001, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 2001. Large group purchasing organizations, hospital networks and other buying groups are, however, becoming increasingly important to the Company's business. The trend toward managed care and economically motivated and more sophisticated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. These purchasers of medical devices also tend to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

The Company markets NIR(R) coronary stent systems which represented approximately 11% of the Company's 2001 worldwide sales compared to approximately 15% in 2000. Sales of the NIR(R) coronary stent declined throughout 2001; sales of the NIR(R) coronary stent in the fourth quarter of 2001 decreased by approximately 50% as compared to NIR(R) coronary stent sales recorded in the first quarter of 2001. The Company anticipates that its global NIR(R) coronary stent market share will continue to decline during 2002 as physician acceptance of the current NIR(R) coronary stent platform continues to erode. The NIR(R) coronary stent system consists of a NIR(R) coronary stent developed and manufactured by Medinol Ltd., Israel, and a balloon delivery system developed and manufactured by the Company. The Company is currently in litigation with Medinol with respect to the stent supply agreement and the management of Medinol.

The Company also distributes several other products for third parties, including an introducer sheath and certain guidewires. None of these other products represented more than 10% of the Company's 2001 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek new opportunities for distributing complementary products as well as new technologies. The Company expects that it will continue to enter into distribution arrangements that include options to acquire technology from third parties at pre-established future dates. These distribution arrangements allow the Company to evaluate new technologies prior to acquisition.

INTERNATIONAL OPERATIONS

Maintaining and expanding its international presence is an important component of the Company's long-term growth plan. Through its international presence, the Company seeks to increase net sales and market share, leverage relationships with leading physicians and their clinical research programs, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

In 2001, international sales accounted for approximately 40% of the Company's net sales. Net sales, operating income (excluding special charges) and total assets attributable to significant geographic areas are presented in Note O to the Company's 2001 Consolidated Financial

Statements, which are filed with the Securities and Exchange Commission as an exhibit to this document.

In recent years, the Company has expanded its direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. As of December 31, 2001, the Company had direct marketing and sales operations in 40 countries internationally. The Company believes that it will continue to leverage its infrastructure in markets where commercially appropriate and to use distributors in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has four international manufacturing facilities in Ireland. Presently, approximately 51% of the Company's products sold internationally are manufactured at these facilities. The Company also maintains an international research and development facility in Ireland and a training and research and development center in Miyazaki, Japan.

The Company's international presence exposes it to certain financial and other risks. Principal among these is the potentially negative impact of foreign currency fluctuations on the Company's sales and expenses. Although the Company engages in nonspeculative hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities, earnings and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates. International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's ability to benefit from its international expansion may be limited by risks and uncertainties relating to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory or economic environment where the Company conducts international operations may have a material impact on revenues and profits.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in sixteen manufacturing sites around the world. During 2000, the Company approved and committed to a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The manufacturing process and supply chain programs are designed to lower inventory levels and the cost of manufacturing and to minimize inventory write-downs. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. The Company is currently in the process of consolidating manufacturing operations along product lines and shifting significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 1,800 manufacturing, manufacturing support and management employees. The Company expects the plan will be substantially completed during the first half of 2002.

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

QUALITY ASSURANCE

The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented state-of-the-art quality systems and concepts throughout the organization. The Company's quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life.

Certain of the Company's operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN46001 and EN46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic reexamination. During 2001, the Company established an initiative to become ISO 14000 certified. This initiative will continue until our facilities become certified.

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

In addition, the worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly the earlier introduction of drug-eluting stents by the Company's competitors, may negatively impact the Company's revenues. The Company also faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently treated using the Company's products.

The Company believes that its products compete primarily on the basis of their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, ease of product use, product reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, the Company has also been increasingly required to compete on the basis of price. The Company believes that its continued competitive success will depend upon its ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for its products, obtain required regulatory approvals, and manufacture and successfully market its products either directly or through outside parties.

RESEARCH AND DEVELOPMENT

Enhancements of existing products or expansions of existing product lines, which are typically developed within the Company's manufacturing and marketing operations, contribute to each year's sales growth. The Company believes that streamlining and coordinating its technology pipeline and new product development is essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. The Company's approach to new product design and development is through focused, cross functional efforts. The Company believes that its formal process for technology and product development aids in its ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the R&D, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of a product development cycle. This collaboration allows the team to concentrate resources on the most viable and profitable new products and technologies and get them to market in a timely manner.

In 2001, the Company expended approximately $275 million on research and development, representing approximately 10% of the Company's 2001 net sales. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research. The increase in research and development is primarily due to increased funding for the development of, and the clinical trials related to, new products, including the Company's Express(TM) coronary stent platform, its TAXUS(TM) drug-eluting stent program, its carotid program and programs acquired in connection with the Company's business combinations consummated in 2001. In 2002, the Company expects to increase its investment in research and development over 2001 levels in order to fund the development of new products and to expand clinical trials, including the Company's Taxus drug-eluting stent program, carotid program and Express coronary stent platform.

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

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (the "510(k) Submission") be made to FDA to demonstrate that the device is as safe and effective, that is, substantially equivalent to a legally marketed device that is not subject to pre-market approval ("PMA"). Applicants must compare this device to one or more similar devices commercially available in the United States and make and support their substantial equivalency claims. A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to a device following a 510(k) Submission. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. If clinical data from human experience are required to support a 510(k) Submission, these data must be gathered in compliance with investigational device exemption ("IDE") regulations for investigations performed in the United States. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices which do not significantly affect safety or effectiveness can generally be made by the Company without additional 510(k) Submissions.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, the Company must comply with IDE regulations in connection with any human clinical investigation of the device in the United States. Second, the FDA must review the Company's PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

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

THIRD-PARTY COVERAGE AND REIMBURSEMENT

The Company's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payors may deny coverage for certain technologies based on assessment criteria as determined by the third-party payor. Also, third-party payors are increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect the Company's ability to sell its products profitably.

PROPRIETARY RIGHTS AND PATENT LITIGATION

The Company relies on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect its intellectual property. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company holds more than 2,400 United States patents (many of which have foreign counterparts) and has more than 4,500 patent applications pending worldwide that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage. The Company relies on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to the Company's trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which the Company competes. The Company has defended, and will likely continue to defend, itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject the Company to significant liabilities to third parties, could require the Company to seek licenses from third parties and could, if licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, some of which could have a material adverse effect on the Company. Additionally, the Company may find it necessary to initiate litigation to enforce its patent rights, to protect its trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that the Company's litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to the Company. Accordingly, the Company may seek to settle some or all of its pending litigation. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as other intellectual property of the Company and may involve monetary payments to or from third parties.

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

See the "Legal Proceedings" section below and Note L - Commitments and Contingencies to the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) for a further discussion of patent and other litigation and proceedings involving the Company.

EMPLOYEES

As of December 31, 2001, the Company had approximately 14,400 employees, including approximately 8,500 in operations, 1,700 in administration, 1,200 in research and development and 3,000 in selling, marketing, distribution and related administrative support. Of these employees, approximately 3,300 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 appearing on pages 11 through 12 of the Company's 2001 Consolidated Financial Statements (Exhibit
13.1 filed herewith) is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Company's world headquarters are located in Natick, Massachusetts. It maintains regional headquarters in Tokyo, Japan; Paris, France and Singapore. As of December 31, 2001, the Company's worldwide facilities (including administration, research, manufacturing, distribution and sales and marketing space) totaled approximately 5.3 million square feet, of which approximately 76% was owned by the Company and the balance was leased. As of December 31, 2001, the Company's principal technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Washington, Utah, New York and Ireland, and its distribution centers were located in Massachusetts, The Netherlands, Japan and Singapore. As of December 31, 2001, the Company maintained sixteen manufacturing facilities, twelve in the United States and four in Ireland. Many of these manufacturing facilities produce and manufacture products for more than one of the Company's divisions and include research facilities. The Company believes that its facilities are adequate to meet its current needs and continues to assess its plant network strategy.

ITEM 3.  LEGAL PROCEEDINGS

Note L - Commitments and Contingencies to the Company's 2001 Consolidated Financial Statements, appearing on pages 28 through 33 thereto (Exhibit 13.1 filed herewith), is incorporated herein by reference. The following paragraphs update the disclosure appearing in Note L.

RECENT PATENT LITIGATION ACTIVITY

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon, Inc., a subsidiary of Johnson & Johnson, in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. In Italy, a technical expert was appointed by the court and a hearing was held January 30, 2002. Both parties have an opportunity to comment on the expert report with briefs to be filed by April 15, 2002. The next hearing is scheduled for May 8, 2002.

On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis Corporation, a subsidiary of Johnson & Johnson ("Cordis") and a subsidiary of Cordis alleging that a patent owned by Medinol and exclusively licensed to the Company is infringed by Cordis' BX Velocity(TM) stent delivery system. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Minnesota action was transferred to the U.S. District Court for the District of Delaware and consolidated with the Delaware action filed by the Company. A trial was held in August 2001 on both actions. On September 7, 2001, a jury found that Cordis' BX Velocity, Crown, and MINICrown stents do not infringe the patents, and that the asserted claims of those patents are invalid. The jury also found that Cordis' CORINTHIAN stent infringes a valid Medinol patent claim and awarded the Company and Medinol $8.3 million in damages. Post-trial briefing motions were held through December 2001 and on January 25, 2002, the court entered final judgment on the Corinthian stent in favor of the Company. A post-trial hearing was held on February 26, 2002. Judgment has not yet been entered by the Court.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Medtronic, Inc. ("Medtronic"), Medtronic AVE, Inc., a subsidiary of Medtronic, Johnson & Johnson and Cordis alleging certain balloon catheters, stent delivery systems and guide catheters sold by Medtronic and Medtronic AVE infringe six U.S. patents owned by the Company and certain balloon catheters, stent delivery systems and guide catheters sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief.

On February 14, 2002, Scimed Life Systems, Inc. ("Scimed") filed suit for patent infringement against Medtronic and Medtronic AVE alleging Medtronic AVE's Guardwire Plus(TM) product infringes one U.S. patent owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief.

On February 14, 2002, Scimed and Corvita Corporation, a subsidiary of the Company filed suit for patent infringement against Medtronic and Medtronic AVE alleging Medtronic's AneuRx product infringes seven U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook Inc. ("Cook") asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc., Cook and the Company (the "Agreement"). On October 10, 2001, pursuant to the terms of the Agreement, the Company filed a demand for arbitration with the American Arbitration Association. On October 11, 2001, Guidant and its subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), and Cook filed suit against the Company relating to the Agreement. The suit was filed in the U.S. District Court for the Southern District of Indiana and sought declaratory and injunctive relief. The parties subsequently negotiated an agreement under which the dispute would be litigated on an expedited basis in the Northern District of Illinois without Guidant or ACS as parties. On December 13, 2001, the Indiana case was dismissed and Cook filed a similar suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On February 28, 2002, the Court dismissed certain claims and set June 6, 2002 to rule on summary judgment motions.

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. Medinol supplies NIR(R) stents exclusively to the Company. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company's Express(TM) stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company's right to distribute Medinol stents and access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, charging them with fraud, multiple breaches of contract, unfair and deceptive practices and defamation. The Company seeks monetary and injunctive relief. During the last quarter of 2001, the Court dismissed several of the individuals and claims from the case. A trial date has not yet been set. On February 28, 2002, the Company received from Medinol, a letter purporting to terminate the supply agreement between the two companies alleging breaches of the supply agreement by the Company. The Company intends to challenge Medinol's assertion that the supply agreement has been terminated.

On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol and its controlling shareholders, alleging among other things, loss of faith among Medinol's shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs. Preliminary motions were heard on October 29, 2001. On March 14, 2002, the Court accepted jurisdiction with respect to certain claims and ruled that certain claims fall within the jurisdiction of the New York Court.

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note L - Commitments and Contingencies to the Company's 2001 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 2001 were as follows:


NAME                           AGE         POSITION
----                           ---         --------

John E. Abele                  64          Director, Founder Chairman
Lawrence C. Best               51          Senior Vice President-Finance & Administration and
                                           Chief Financial Officer
Joseph A. Ciffolillo           63          Director, Private Investor
Fred A. Colen                  49          Senior Vice President and Chief Technology Officer
Paul Donovan                   46          Vice President, Corporate Communications
Joel L. Fleishman              67          Director, Senior Advisor to the Atlantic Philanthropies and
                                           Professor of Law and Public Policy, Duke University
Marye Anne Fox, Ph.D.          54          Director, Chancellor of North Carolina State University
Ray J. Groves                  66          Director, President and Chief Operating Officer of Marsh Inc.
Lawrence L. Horsch             67          Director, Chairman of Eagle Management & Financial Corp.
Paul A. LaViolette             44          Senior Vice President and Group President, Cardiovascular
Robert G. MacLean              58          Senior Vice President-Human Resources
Ernest Mario, Ph.D.            63          Director, Founder of Apothogen, Inc.
Stephen F. Moreci              50          Senior Vice President and Group President, Endosurgery
N.J. Nicholas, Jr.             62          Director, Private Investor
Peter M. Nicholas              60          Director, Chairman of the Board
Arthur L. Rosenthal, Ph.D.     55          Senior Vice President and Chief Scientific Officer
Warren B. Rudman               71          Director, Former U.S. Senator, Partner, Paul, Weiss, Rifkind,
                                           Wharton, & Garrison
Paul W. Sandman                54          Senior Vice President, Secretary and General Counsel
James H. Taylor, Jr.           62          Senior Vice President, Corporate Operations
James R. Tobin                 57          Director, President and Chief Executive Officer

At the Company's 2002 Annual Meeting of Stockholders, stockholders will be asked to vote for the election of Ursula M. Burns and Uwe E. Reinhardt, Ph.D. as new members of the Board of Directors of the Company.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has standing Audit, Executive Compensation and Human Resources, Strategic Investment and Governance Committees. Joseph A. Ciffolillo, Joel L. Fleishman, Lawrence L. Horsch and Ernest Mario currently serve on the Audit Committee. Joel L. Fleishman, Marye Anne Fox, Ray J. Groves, Lawrence L. Horsch and Senator Warren B. Rudman currently serve on the Executive Compensation and Human Resources Committee. Marye Anne Fox, Ernest Mario, N.J. Nicholas, Jr. and James R. Tobin currently serve on the Strategic Investment Committee. Joel L. Fleishman, Ray J. Groves, Peter M. Nicholas, and Senator Warren B. Rudman currently serve on the Corporate Governance Committee. A description of the committees of the Board of Directors of the Company is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 5, 2002 and is incorporated herein by reference.

BIOGRAPHICAL SUMMARIES

John E. Abele, a co-founder of the Company, has been a Director of the Company since 1979, Founder Chairman since 1995 and Co-Chairman from 1979 to 1995. Mr. Abele held the position of Treasurer from 1979 to 1992 and Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele is the Vice Chairman of the Board and Treasurer of the FIRST (For Inspiration and Recognition of Science and Technology) Foundation and is also a member of numerous not-for-profit boards. Mr. Abele received a B.A. degree from Amherst College.

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

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-tech, Inc. During his tenure at the Company, he also served as President of Microvasive, Inc. and as Executive Vice President and Chief Operating Officer from 1989 until his retirement in 1996. In 1992, Mr. Ciffolillo became a director of the Company. Previously, Mr. Ciffolillo spent twenty years with Johnson & Johnson where he held a number of management positions including Executive Vice President, Codman and President, Johnson & Johnson Orthopedic Company, a company of which he was also a co-founder. Mr. Ciffolillo is a member of the Spray Venture Fund Investment Committee and a member of the Board of Directors of MedSource Technologies, Inc. He also serves on a number of for-profit and not-for-profit boards. Mr. Ciffolillo is Chairman of the Advisory Board of the Health Science Technology Division of Harvard University and the Massachusetts

Institute of Technology. Mr. Ciffolillo received his B.A. from Bucknell University where he also serves as a Member of the Board of Trustees.

Fred A. Colen was appointed to the Executive Committee of the Company as Senior Vice President and Chief Technology Officer in July 2001. Mr. Colen joined the Company in 1999 as Vice President of Research and Development of Scimed and in February 2001, he was appointed Senior Vice President, Cardiovascular Technology of Scimed. Prior to joining the Company, Mr. Colen was Executive Vice President of Quality/Speed to Market at St. Jude Medical - CRMD Division from 1996 where he was responsible for St. Jude's global bradycardia research and development and product planning operations. Mr. Colen received an M.S. in Electrical Engineering, Medical Technology from Technical University, RWTH Aachen, Germany.

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

Joel L. Fleishman joined the Company as a Director in October 1992. Mr. Fleishman served as President of The Atlantic Philanthropies from September 1993 until January 2001, when he became Senior Advisor of that organization. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President, at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Chairman of the Board of Trustees of The John and Mary Markle Foundation, Vice-Chairman of the Board of Trustees of the Urban Institute and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

Marye Anne Fox became a director of the Company in October 2001. Dr. Fox is Chancellor of North Carolina State University and Professor of Chemistry. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University's Vice President for Research from 1994 to 1998. Dr. Fox is the Co-Chair of the National Academy of Sciences' Government-University-Industry Research Roundtable and serves on President Bush's Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the Board of Directors of Red Hat Corp. and the Camille and Henry Dreyfus Foundation. Dr. Fox also serves on the Board of Directors of W.R. Grace Co., a specialty chemical company that filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in April 2001. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.

Ray J. Groves joined the Company as a Director in May 1999. Mr. Groves is President and Chief Operating Officer of Marsh Inc., a subsidiary of Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the Boards of Directors of American Water Works Company, Inc., Electronic Data Systems Corporation and Marsh & McLennan Companies, Inc. Mr. Groves serves on the Boards of Trustees of the New York State Public Policy Institute and is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the Board of Directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the Board of Directors of The Ohio State University Foundation and a member of the Dean's Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School, University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is a managing director, a member of the executive committee and Secretary-Treasurer of the Metropolitan Opera Association. Mr. Groves received a B.S. degree from The Ohio State University.

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

Paul A. LaViolette joined the Company as President, Boston Scientific International, and Vice President--International in January 1994. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President--Nonvascular Businesses. In October 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Company's Scimed, EPT and Target businesses as Group President, Cardiovascular. In March, 2001, he also assumed the position of President, SCIMED.

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

Ernest Mario became a director of the Company in October 2001. Dr. Mario is the Founder of Apothogen, Inc., a pharmaceutical development company and has served as a senior executive of a number of major international companies. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the Boards of Directors of Catalytica Energy Systems, Inc., Maxygen, Inc., Millenium Pharmaceuticals, Inc., Orchid Biosciences, Inc., Pharmaceutical Product Development, Inc. and SonoSite, Inc. He is also a Trustee of Duke University and Chairman of the Board of the Duke University Health System. He is the Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the colleges of pharmacy at the University of Maryland, the University of Rhode Island and Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

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

Senator Warren B. Rudman joined the Company as a Director in October 1999. Senator Rudman became a partner in the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison in 1992 after serving two terms as a U.S. Senator from New Hampshire from 1980 to 1992. Senator Rudman serves on the Boards of Trustees of Valley Forge Military Academy, the Brookings Institution, and the Council on Foreign Relations. He also serves on the boards of Allied Waste Industries, Inc., The Chubb Corporation, Collins & Aikman Corporation, Raytheon Corporation and several funds managed by the Dreyfus Corporation. He is also the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and a LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

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

                                     PART II

------------------------------------------------------------------------------

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "BSX".

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

On December 11, 2001, the Company issued an aggregate of 925,862 shares of its common stock pursuant to the acquisition by the Company of RadioTherapeutics Corporation. All of the Company's common shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "Act"), under
Section 4(2) of the Act. This sale was made without general solicitation or advertising. The Company has a currently effective Registration Statement on Form S-3 (Reg. No. 333-76346) covering the resale of these securities. All net proceeds from the sale of the securities will go to the selling stockholders who offer and sell these shares. The Company has not received and will not receive any proceeds from the sale of these shares.

The closing price of the Company's Common Stock on March 15, 2002 was $24.06.

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on page 10 of the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

------------------------------------------------------------------------------


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 5, 2002 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11.  EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 5, 2002 is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The required statements concerning security ownership of certain beneficial owners and management set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 5, 2002 are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 5, 2002 are incorporated herein by reference.

                                     PART IV

------------------------------------------------------------------------------

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

     *4.4        Form of First Supplemental Indenture dated as of December 6,
                 2001

     10.1 Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

     *10.2 Form of Amendment to the Boston Scientific Corporation 1992 Long-Term Incentive Plan

     10.3 Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11083).

     10.4 Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

     *10.5 Form of Amendment to the Boston Scientific Corporation 1995 Long-Term Incentive Plan

     10.6 SCIMED Life Systems, Inc. 1987 Non-Qualified Stock Option Plan, amended and restated (Exhibit 4.3, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 23, 1991 for its 1991 Annual Meeting of Shareholders, Commission File No. 0-9301).

     10.7 SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0-9301).

     10.8 SCIMED Life Systems, Inc. 1992 Stock Option Plan (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File No. 0-9301).

     10.9 Heart Technology, Inc. Restated 1989 Stock Option Plan (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).

     10.10 EP Technologies, Inc. 1991 Stock Option/Stock Issuance Plan (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-82140).

     10.11 EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan, (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-93196).

     10.12 Target Therapeutics, Inc. 1988 Stock Option Plan (Exhibit 10.2, Quarterly Report of Target Therapeutics, Inc. on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19801).

     10.13 Target Therapeutics, Inc. 1988 Stock Option Plan, (Exhibit 10.3 Quarterly Report of Target Therapeutics, Inc. on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19801).

     10.14 Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 1997 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, Exhibit 10.19, Annual Report on Form 10-K for the year ended December 31, 2000, and Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, File No. 1-11083).

     10.15 Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.21, Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.22, Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11083).

     10.16 Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 11083).

     10.17 Boston Scientific Corporation 2000 Long Term Incentive Plan (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, File No. 1-11083).

    *10.18 Form of Amendment to the Boston Scientific Corporation 2000 Long-Term Incentive Plan

     10.19 Embolic Protection Incorporated 1999 Stock Plan (Exhibit 10.1, Registration Statement on Form S-8 of the Company, File No. 333-61060).

     10.20 Quanam Medical Corporation 1996 Equity Incentive Plan (Exhibit 10.2, Registration Statement on Form S-8 of the Company, File No. 333-61060).

     10.21 Quanam Medical Corporation 1996 Stock Plan (Exhibit 10.3, Registration Statement on Form S-8 of the Company, File No. 333-61060).

     10.22 RadioTherapeutics Corporation 1994 Stock Incentive Plan (Exhibit 10.1, Registration Statement on Form S-8 of the Company, File No. 333-76380).

     10.23 Form of Second Amended and Restated Credit Agreement, dated September 4, 1998 among the Company, The Several Lenders and certain other parties (Exhibit 10.1, Current Report on Form 8-K dated September 25, 1998, File No. 1-11083).

     10.24 Form of Second Amendment to the Second Amended and Restated Credit Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of June 20, 2001. (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, File No. 1-11083).

     10.25 Form of Amendment to the Second Amended and Restated Credit Agreement among Boston Scientific Corporation, The Several Lenders and The Chase Manhattan Bank dated as of August 21, 2001 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-11083).

     10.26 Form of Credit Agreement among the Company, The Several Lenders and Banc of America Securities LLC dated as of August 15, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, File No. 1-11083).

     10.27 Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

     10.28 Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).

     10.29 Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

     10.30 Letter Agreement dated March 17, 1999, between the Company and James R. Tobin (Exhibit 10.34, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

     10.31 Agreement Containing Consent Decree, dated as of February 23, 1995, between the Company and the Federal Trade Commission (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).

     10.32 6.625% Promissory Notes due March 15, 2005 issued by the Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and 4.3 to the Company's Current Report on Form 8-K dated March 30, 1998, File No. 1-11083).

      11 Statement regarding computation of per share earnings (included in Note J to the Company's 2001 Consolidated Financial Statements for the year ended December 31, 2001, filed as
                 Exhibit 13.1 hereto).

     *12.1 Statement regarding computation of ratios of earnings to fixed charges.

     *13.1 The Company's 2001 Consolidated Financial Statements for the year ended December 31, 2001.

     13.2 Report of Independent Auditors, Ernst & Young LLP (included in the Company's 2001 Consolidated Financial Statements for the year ended December 31, 2001, filed as Exhibit 13.1 hereto).

     *21. List of the Company's subsidiaries as of March 15, 2002. Each subsidiary does business under the corporate name indicated.

     *23.1       Consent of Independent Auditors, Ernst & Young LLP.

(b)       Reports on Form 8-K.

                 None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2002              BOSTON SCIENTIFIC CORPORATION

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

Dated: March 27, 2002              /s/ JOHN E. ABELE
                                   --------------------------------------------
                                   John E. Abele
                                   Director, Founder

Dated: March 27, 2002              /s/ LAWRENCE C. BEST
                                   ---------------------------------------------
                                   Lawrence C. Best
                                   Senior Vice President--Finance and
                                   Administration and Chief Financial
                                   Officer (Principal Financial and
                                   Accounting Officer)

Dated: March 27, 2002              /s/ JOSEPH A. CIFFOLILLO
                                   --------------------------------------------
                                   Joseph A. Ciffolillo
                                   Director

Dated: March 27, 2002              /s/ JOEL L. FLEISHMAN
                                   ---------------------------------------------
                                   Joel L. Fleishman
                                   Director

Dated: March 27, 2002              /s/ RAY J. GROVES
                                   --------------------------------------------
                                   Ray J. Groves
                                   Director

Dated:   March 27, 2002            /s/ LAWRENCE L. HORSCH
                                   --------------------------------------------
                                   Lawrence L. Horsch
                                   Director

Dated:   March 27, 2002            /s/ ERNEST MARIO
                                   --------------------------------------------
                                   Ernest Mario
                                   Director

Dated:   March 27, 2002            /s/ N.J. NICHOLAS, JR.
                                   ---------------------------------------------
                                   N.J. Nicholas, Jr.
                                   Director

Dated:   March 27, 2002            /s/ PETER M. NICHOLAS
                                   ---------------------------------------------
                                   Peter M. Nicholas
                                   Director, Chairman of the Board

Dated:   March 27, 2002            /s/ WARREN B. RUDMAN
                                   --------------------------------------------
                                   Warren B. Rudman
                                   Director

Dated:   March 27, 2002            /s/ JAMES R. TOBIN
                                   ---------------------------------------------
                                   James R. Tobin
                                   Director, President and
                                   Chief Executive Officer
                                   (Principal Executive Officer)

                          FINANCIAL STATEMENT SCHEDULE

The following additional consolidated financial statement schedule should be considered in conjunction with the Company's 2001 Consolidated Financial Statements (Exhibit 13.1 filed herewith):

                 Schedule II - Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or not sufficiently material to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

                                   SCHEDULE II



                        VALUATION AND QUALIFYING ACCOUNTS


                                                                                                       Charges to
                                                    Balance at     Charges to                      (Deductions from)    Balance at
                                                    Beginning       Costs and                            Other            End of
Description                                         of Period       Expenses         Deductions        Accounts           Period
-----------                                       ---------------------------------------------------------------------------------
                                                                                   (In millions)
YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances....     $67              9                (7)(a)              (7)(b)        $62

YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances....     $63              8                (9)(a)               5 (b)        $67

YEAR ENDED DECEMBER 31, 1999
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances....     $49             11               (10)(a)              13 (b)        $63

(a)   Uncollectible accounts written off.

(b)   Charges for sales returns and allowances, net of actual sales returns

       Certain prior years' amounts have been reclassified to conform to the current year's presentation.