Form 10-Q
period 2002-03-31
BOSTON SCIENTIFIC CORP
filed 2002-05-15
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            ACT OF 1934

            For the quarterly period ended: March 31, 2002


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

            Yes  X                              No
               -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                          Shares Outstanding
            Class                                        as of March 31, 2002
            -----                                        --------------------
Common Stock, $.01 Par Value                                  405,976,110

================================================================================

                                     Part I
                              Financial Information

ITEM 1. FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                             March 31,        December 31,
In millions, except share and per share data                                    2002              2001
-------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                  $   201           $   180
   Short-term investments                                                                             5
   Trade accounts receivable, net                                                 379               370
   Inventories                                                                    292               303
   Other current assets                                                           251               248
                                                                              -------------------------
         Total current assets                                                   1,123             1,106

Property, plant and equipment                                                   1,079             1,045
Less: accumulated depreciation                                                    471               453
                                                                              -------------------------
                                                                                  608               592

Excess of cost over net assets acquired, net                                      905               928
Technology - core, net                                                            539               541
Technology - developed, net                                                       216               221
Patents, net                                                                      264               264
Trademarks and other intangibles, net                                             107               110
Other assets                                                                      253               212
                                                                              -------------------------
                                                                              $ 4,015           $ 3,974
                                                                              =========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                             March 31,        December 31,
In millions, except share and per share data                                    2002              2001
-------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                           $   116           $    99
   Bank obligations                                                               218               132
   Accounts payable and accrued expenses                                          406               475
   Other current liabilities                                                      149               125
                                                                              -------------------------
         Total current liabilities                                                889               831

Long-term debt                                                                    909               973
Other long-term liabilities                                                       115               155

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
      414,922,050 shares issued at March 31, 2002 and
      December 31, 2001                                                             4                 4
   Additional paid-in capital                                                   1,223             1,225
   Treasury stock, at cost -  8,945,940 shares at March 31, 2002 and
     9,668,427 shares at December 31, 2001                                       (158)             (173)
   Deferred compensation                                                           (7)              (10)
   Retained earnings                                                            1,113             1,031
   Accumulated other comprehensive loss                                           (73)              (62)
                                                                              -------------------------
  Total stockholders' equity                                                    2,102             2,015
                                                                              -------------------------
                                                                              $ 4,015           $ 3,974
                                                                              =========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                  Three Months Ended
                                                                        March 31
In millions, except per share data                               2002            2001
--------------------------------------------------------------------------------------
Net sales                                                       $  675          $  654
Cost of products sold                                              207             222
                                                                ----------------------
Gross profit                                                       468             432

Selling, general and administrative expenses                       241             225
Amortization expense                                                17              23
Royalties                                                            9               9
Research and development expenses                                   76              56
Purchased research and development                                                  79
                                                                ----------------------
                                                                   343             392
                                                                ----------------------
Operating income                                                   125              40

Other income (expense):
   Interest expense                                                (12)            (14)
   Other, net                                                        4               1
                                                                ----------------------

Income before income taxes                                         117              27
Income taxes                                                        35              32
                                                                ----------------------
Net income (loss)                                               $   82          $   (5)
                                                                ======================

Net income (loss) per common share - basic                      $ 0.20          $(0.01)
                                                                ======================

Net income (loss) per common share - assuming dilution          $ 0.20          $(0.01)
                                                                ======================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                           Three Months Ended
                                                                                                 March 31
In millions                                                                                2002           2001
---------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                                     $  59           $  91

Investing activities:
    Purchases of property, plant and equipment, net                                         (39)            (29)
    Acquisitions of businesses, net of cash acquired                                                       (104)
    Payments for acquisitions of and/or investments in certain technologies, net            (63)            (16)
    Other, net                                                                                9               1
                                                                                          ---------------------
Cash used for investing activities                                                          (93)           (148)

Financing activities:
   Net increase (decrease) in commercial paper                                              292             (27)
   Net (payments of) proceeds from borrowings on revolving credit facilities               (204)            105
   Proceeds from notes payable and long-term debt                                                             4
   Payments on notes payable, capital leases and long-term borrowings                       (47)             (1)
   Proceeds from issuances of shares of common stock                                         14               7
                                                                                          ---------------------
Cash provided by financing activities                                                        55              88
Effect of foreign exchange rates on cash                                                                     (1)
                                                                                          ---------------------
Net increase in cash and cash equivalents                                                    21              30
Cash and cash equivalents at beginning of period                                            180              54
                                                                                          ---------------------
Cash and cash equivalents at end of period                                                $ 201           $  84
                                                                                          =====================

       See notes to unaudited condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2001.

Certain prior years' amounts have been reclassified to conform to the current year presentation.

Note B - Comprehensive Income

For the three months ended March 31, 2002 and 2001, the Company reported comprehensive income of $71 million and $4 million, respectively.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months
                                                            Ended March 31,
(In millions, except share and per share data)            2002           2001
--------------------------------------------------------------------------------
Basic:
  Net income (loss)                                     $      82     $      (5)
  Weighted average shares outstanding (in thousands)      405,280       399,186
  Net income (loss) per common share                    $    0.20     $   (0.01)
                                                        =========     =========

Assuming dilution:
  Net income (loss)                                     $      82     $      (5)
  Weighted average shares outstanding (in thousands)      405,280       399,186
  Net effect of dilutive stock-based compensation
   (in thousands)                                           5,817
                                                        ---------     ---------
  Total (in thousands)                                    411,097       399,186
  Net income (loss) per common share                    $    0.20     $   (0.01)
                                                        =========     =========

For the three months ended March 31, 2001, approximately 4 million potential common shares were not included in the computation of earnings per share, assuming dilution, as they would have been anti-dilutive.

Note D- Global Operations Strategy

At March 31, 2002, the Company had approximately $20 million of accrued severance and related costs associated with the Company's 2000 plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities. The Company is currently in the process of consolidating manufacturing operations along product lines and shifting significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 1,700 manufacturing, manufacturing support and management employees. The Company expects that the plan will be substantially completed during the second quarter of 2002. As of March 31, 2002, approximately $38 million had been charged against the restructuring accrual for the approximately 1,400 employees terminated pursuant to the plan.

Note E - Borrowings and Credit Arrangements

The Company had approximately $391 million and $99 million of commercial paper outstanding at March 31, 2002 and December 31, 2001, respectively. In addition, the Company had approximately $343 million and $547 million in revolving credit facility borrowings outstanding at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the revolving credit facilities totaled approximately $1.6 billion, consisting of a $1 billion credit facility that terminates in June 2002 and a $600 million credit facility that terminates in August 2006. The Company expects to refinance its $1 billion credit facility with a new credit facility of up to $1 billion having similar terms and conditions.

During the first quarter of 2002, the Company repaid 6 billion Japanese yen (translated to approximately $45 million at the date of repayment and $46 million at December 31, 2001) of borrowings outstanding with a syndicate of Japanese banks.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $409 million of its short-term borrowings will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at March 31, 2002, compared to $471 million classified as long-term at December 31, 2001. The borrowings reclassified at March 31, 2002 consist of $275 million of commercial paper and $134 million of borrowings outstanding under the Company's credit facilities.

Note F - Inventories

The components of inventory consist of the following:

                                March 31,     December 31,
(In millions)                     2002           2001
------------------------------------------------------------
Finished goods                    $155           $146
Work-in-process                     65             69
Raw materials                       72             88
                                  ----           ----
                                  $292           $303
                                  ====           ====

The Company had approximately $31 million and $34 million of net NIR(R) coronary stent inventory on hand at March 31, 2002 and December 31, 2001, respectively, which is supplied by Medinol Ltd. (Medinol).

Note G - New Accounting Standards

Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, the Company adopted the additional provisions of Statement No. 142 relating to business combinations completed prior to June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. As a result of adoption, the Company realized a pre-tax benefit of approximately $11 million of amortization reduction for goodwill and indefinite-lived intangible assets in the first quarter of 2002. This benefit was partially offset by amortization of intangible assets related to businesses acquired in 2001. The Company is currently in the process of completing the initial impairment review required by Statement No. 142, but does not believe any significant impairments will be recognized.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of Statement No. 142 been adopted for all periods presented:

                                                              Three Months
                                                             Ended March 31,
(In millions, except share and per share data)             2002          2001
-------------------------------------------------------------------------------
Reported net income (loss)                              $      82     $      (5)
Add back: goodwill amortization, net of tax                                   5
Add back: trademarks and technology- core, net of tax                         3
                                                        ---------     ---------
Adjusted net income                                     $      82     $       3
                                                        =========     =========
Basic:
  Weighted average shares outstanding (in thousands)      405,280       399,186
  Net income (loss) per common share:
           Reported                                     $    0.20     $   (0.01)
           Adjusted                                                   $    0.01

Assuming dilution:
  Weighted average shares outstanding (in thousands)      405,280       399,186
  Net effect of dilutive stock-based compensation           5,817         4,370
    (in thousands)
  Total (in thousands)                                    411,097       403,556
  Net income (loss) per common share:
           Reported                                     $    0.20     $   (0.01)
           Adjusted                                                   $    0.01

The following table provides the gross carrying amount of all intangible assets and the related accumulated amortization for intangible assets subject to amortization at March 31, 2002.

                                          March 31, 2002
                               Gross Carrying     Accumulated
(In millions)                      Amount         Amortization
--------------------------------------------------------------
Amortized intangible
assets:
Technology- core                    179                 6
Technology- developed               321               105
Patents                             355                91
Other intangibles                   162                69
                                  -----             -----
           Total                  1,017               271
                                  =====               ===

Unamortized intangible
assets:
 Excess of cost over net
   assets acquired                  905
 Technology- core                   366
 Trademarks                          14
                                  -----
           Total                  1,285
                                  =====

Total amortization expense for the three months ended March 31, 2002 was $17 million as compared to $23 million for the three months ended March 31, 2001.

The following table provides estimated amortization expense for each of the five succeeding fiscal years.

                                     Estimated
           Fiscal Year         Amortization Expense
           -----------         --------------------
            (In millions)

              2002                      70
              2003                      68
              2004                      67
              2005                      67
              2006                      66

The following table provides changes in the carrying amount of goodwill in total for the three months ended March 31, 2002. The Company is still in the process of allocating goodwill to its respective reporting units.

(In millions)
------------------------------------------
Balance at of December 31, 2001        928
Purchase Price Adjustments             (23)
                                    ------
  Balance March 31, 2002               905
                                    ======

During the first quarter of 2002, the Company adjusted the purchase price of its 2001 acquisitions to properly reflect the fair value of deferred tax assets and liabilities acquired.

Effective in the first quarter of 2002, the Company adopted the provisions of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". There was no material impact to the Company as a result of adoption of Statement No. 144.

Note H - Commitments and Contingencies

The Company is involved in various legal proceedings from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

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

The information provided below summarizes legal proceedings initiated during the quarter and developments to legal proceedings disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

LITIGATION WITH JOHNSON & JOHNSON

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court upheld a portion of the jury verdict finding the NIR(R) stent infringed one claim and set aside the damages award. The Court granted the Company a new trial on the damages which has not yet been scheduled. The Company does not believe an adverse outcome is probable, and therefore has not recorded a loss contingency in connection with this suit. The Company expects to appeal any adverse determination and post the necessary bond pending appeal.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. A hearing related to the French invalidity suits was held on November 19, 2001. On January 16, 2002, the French Court found one of the patents to be valid and the other to be invalid. A written decision has not yet been rendered.

On March 20, 21 and 22, 1997, the Company (through its subsidiaries) filed additional suits against Johnson & Johnson (through its subsidiaries) in Sweden, Italy and Spain, respectively, seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon in Sweden, Italy and Spain and a declaration of invalidity in Italy and Spain. In Italy, a technical expert was appointed by the Court and a hearing was held on January 30, 2002. Both parties have had an opportunity to comment on the expert report. On May 8, 2002, the Court closed the evidentiary phase of the case and set the next hearing for December 13, 2003.

On April 14, 2000, the Company (through its subsidiaries) and Medinol filed suit for patent infringement against Johnson & Johnson, Cordis, and a subsidiary of Cordis alleging that a patent owned by Medinol and exclusively licensed to the Company is infringed by Cordis' BX Velocity(TM) stent delivery system. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Minnesota action was transferred to the U.S. District Court for the District of Delaware and consolidated with the Delaware action filed by the Company. A trial was held in August 2001 on both actions. On September 7, 2001, a jury found that Cordis' BX Velocity, Crown, and MINICrown stents do not infringe the patents, and that the asserted claims of those patents are invalid. The jury also found that Cordis' CORINTHIAN stent infringes a valid Medinol patent claim and awarded the Company and Medinol $8.3 million in damages. Post-trial briefing motions were filed through December 2001 and on January 25, 2002, the Court entered final judgment on the Corinthian stent in favor of the Company. A post-trial hearing was held on February 26, 2002. Judgment has not yet been entered by the Court.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief.

LITIGATION WITH MEDTRONIC, INC.

On March 10, 1999, the Company (through its subsidiary Schneider (Europe) AG) filed suit against Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic) alleging that Medtronic AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. An expert's report was submitted to the Court on November 6, 2001 and a hearing was held on May 2, 2002. A decision is expected June 6, 2002.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the Fourth District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. On March 29, 2002, the Court partially granted a summary judgment motion brought by Medtronic, but did not render a decision on issues of infringement and patent validity. Trial is scheduled to begin in July 2002.

LITIGATION WITH COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc., Cook and the Company (the "Agreement"). On October 10, 2001, pursuant to the terms of the Agreement, the Company filed a demand for arbitration with the American Arbitration Association. On October 11, 2001, Guidant and its subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), and Cook filed suit against the Company relating to the Agreement. The suit was filed in the U.S. District Court for the Southern District of Indiana and sought declaratory and injunctive relief. The parties subsequently negotiated an agreement under which the dispute would be litigated on an expedited basis in the Northern District of Illinois without Guidant or ACS as parties. On December 13, 2001, the Indiana case was dismissed and Cook filed a similar suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On February 28, 2002, the Court dismissed certain claims and has since set June 13, 2002 to rule on summary judgment motions.

OTHER PATENT LITIGATION

On April 12, 2002, SCIMED and RadioTherapeutics Corporation (RTC), a wholly owned subsidiary of the Company, filed suit against Rita Medical Systems (RITA) alleging that RITA's StarBurst(TM), StarBurst XL and StarBurst Xli products, the Model 70 product, the Model 30 product and related equipment including Models 500 and 1500 radiofrequency generators infringe a patent licensed by RTC and another owned by Scimed. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief.

OTHER PROCEEDINGS

The U.S. Department of Justice's federal grand jury investigation regarding the shipment and sale of the Company's NIR ON(R) Ranger(TM) with SOX(TM) coronary stent delivery system is continuing. The stent system was voluntarily recalled by the Company in October 1998 following reports of balloon leaks. The Company and two senior officials have been advised that they are targets of the investigation, but that no final decision has been made with respect to any potential charges. The Department has solicited presentations from the Company and the officials, and both the Company and the officials look forward to the opportunity to present their view of the facts and law relevent to the investigation. The Company believes that it will be demonstrated that Boston Scientific and its officials acted responsibly and appropriately.

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

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company's current directors and the Company as a nominal defendant. Both complaints allege, among other things, that with regard to the Company's relationship with Medinol Ltd., the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company's assets. The suits seek a declaration of the directors' alleged breach, damages sustained by the Company as a result of the alleged breach, monetary and injunctive relief. The Company and members of the Board have not yet answered the complaints as the plaintiffs have indicated their intention to file a consolidated complaint.

Note I - Segment Reporting

Boston Scientific is a worldwide developer, manufacturer and marketer of medical devices for less invasive procedures. The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenue from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2001 has been restated based on the Company's standard foreign exchange rates used for 2002. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

                                           United                       Inter-
(In millions)                              States   Europe   Japan   Continental   Total
-----------------------------------------------------------------------------------------
Three months ended March 31, 2002
  Net sales                                 $405     $106     $122       $51        $684
  Operating income excluding purchased
    research and development                 136       36       72        12         256

Three months ended March 31, 2001
  Net sales                                 $391     $ 93     $120       $39        $643
  Operating income excluding purchased
    research and development                 147       27       69        (1)        242

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                           Three Months Ended
                                                                March 31,
(In millions)                                              2002          2001
------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments            $  684        $  643
       Foreign exchange                                       (9)           11
                                                          ------        ------
                                                          $  675        $  654
                                                          ======        ======
Income before income taxes:
       Total operating income for reportable segments
          excluding purchased research and development    $  256        $  242
       Manufacturing operations                              (52)          (26)
       Corporate expenses and foreign exchange               (79)          (97)
       Purchased research and development                                  (79)
                                                          ------        ------
                                                             125            40

       Other expense, net                                     (8)          (13)
                                                          ------        ------
                                                          $  117        $   27
                                                          ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Boston Scientific Corporation (the Company) is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. The Company's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's approach to innovation combines internally developed products and technologies with those obtained externally through strategic acquisitions and alliances.

The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, electrophysiology, gastroenterology, neurovascular intervention, pulmonary medicine, interventional radiology, oncology, urology and vascular surgery.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY
Net sales for the first quarter of 2002 were $675 million as compared to $654 million in the first quarter of 2001, an increase of 3 percent. Without the adverse impact of $21 million due to foreign currency fluctuations, net sales in the first quarter of 2002 totaled $696 million, an increase of 6 percent. The reported net income for the quarter ended March 31, 2002 was $82 million, or $0.20 per share (diluted), as compared to a reported net loss of $5 million, or $0.01 per share, in the first quarter of 2001. The reported results for the first quarter of 2002 include after-tax charges of $7 million associated with the Company's global operations plan. The reported results for the first quarter of 2001 include after-tax charges of $88 million, which include a provision for research and development related to acquisitions consummated in 2001 and costs associated with the Company's global operations plan. Exclusive of these charges, net income for the first quarter of 2002 was $89 million, or $0.22 per share (diluted), as compared to net income of $83 million, or $0.21 per share, in the first quarter of 2001.

NET SALES
During the first quarter of 2002, United States (U.S.) revenues increased approximately 4 percent relative to the first quarter of 2001 to $405 million, while international revenues increased approximately 3 percent relative to the first quarter of 2001 to $270 million. U.S. revenues increased due to revenue growth in the Company's product lines other than coronary stents, including revenue generated by businesses acquired in 2001, offset by decreases in NIR(R) coronary stent sales. Domestic NIR(R) coronary stent revenues were approximately $26 million and $51 million during the first quarter of 2002 and 2001, respectively.

On a constant currency basis, international revenues increased approximately 11 percent relative to the first quarter of 2001 to $291 million. The increase in international revenues was due to growth in the Company's product lines, including acquired products, and the launch of the Company's internally developed Express(TM) coronary stent in European and other international markets offset by decreases in NIR(R) coronary stent sales in Japan.

The following table provides worldwide sales by region and relative change on an actual and constant foreign currency basis for the three months ended March 31, 2002 and 2001, respectively.

                        Three Months Ended                   Change
                              March 31,            At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

United States         $  405        $  391             4%                4%
Europe                   103            94            10%               14%
Japan                    116           127            (9)%               2%
Intercontinental          51            42            21%               32%
                      ------        ------          -----             -----
   Worldwide          $  675        $  654             3%                6%
                      ======        ======          =====             =====

Worldwide Cardiovascular (which is comprised of the Company's Scimed, EPT and Target divisions) revenues increased approximately 1 percent relative to the first quarter of 2001 to $457 million. On a constant currency basis, Cardiovascular revenues increased 4 percent. The increase is primarily due to revenue from acquired product lines offset by declines in NIR(R) coronary stent sales. Without coronary stents, worldwide Cardiovascular revenues grew 17 percent on a constant currency basis. Worldwide Endosurgery (which is comprised of the Company's Medi-tech, Endoscopy and Urology divisions) revenues increased approximately 9 percent relative to the first quarter of 2001 to $218 million. On a constant currency basis, Endosurgery revenues increased 11 percent. The increase is primarily due to growth in sales of the Company's Endoscopy products.

The following table provides worldwide sales by division and relative change on an actual and constant foreign currency basis for the three months ended March 31, 2002 and 2001, respectively.

                        Three Months Ended                   Change
                              March 31,            At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

Scimed                $  394        $  396            (1)%               3%
EPT                       22            19            16%               18%
Target                    41            39             5%               10%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $  457        $  454             1%                4%

Medi-tech             $   55        $   52             6%               10%
Endoscopy                119           108            10%               13%
Urology                   44            40            10%               10%
                      ------        ------          -----             -----
   ENDOSURGERY        $  218        $  200             9%               11%
                      ------        ------          -----             -----
Worldwide             $  675        $  654             3%                6%
                      ======        ======          =====             =====

GROSS PROFIT
Gross profit as a percentage of net sales increased to 69.3 percent in the first quarter of 2002 from 66.1 percent in the first quarter of 2001. Excluding charges in both years for expenses associated with the global operations plan, gross margins improved to 70.8 percent in the first quarter of 2002 from 68.0 percent in the first quarter of 2001. The increase in gross margin in 2002 is primarily due to operational cost improvements achieved through the Company's global operations plan, the Company's hedging activities and shifts in the Company's product sales mix.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
SG&A expenses as a percentage of sales increased to 36 percent of sales in the first quarter of 2002 from 34 percent in the first quarter of 2001 and increased approximately $16 million to $241 million. The increase in expenses in 2002 is primarily attributable to costs associated with businesses acquired in 2001 and incremental costs incurred to expand and strengthen the Company's field sales force.

AMORTIZATION EXPENSE
Amortization expense decreased to $17 million in the first quarter of 2002 from $23 million in the first quarter of 2001 and decreased as a percentage of sales to 3 percent from 4 percent. The decrease in expense dollars for the first quarter of 2002 is primarily a result of the Company's adoption on January 1, 2002 of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets". As a result of adoption of Statement No. 142, the Company realized a pre-tax benefit of approximately $11 million of amortization reduction for goodwill and indefinite-lived intangible assets in the first quarter of 2002. This benefit was partially offset by amortization of intangible assets related to businesses acquired in 2001. The Company is currently in the process of completing the initial impairment review required by Statement No. 142, but does not believe any significant impairments will be recognized.

ROYALTIES
Royalties were approximately $9 million during the first quarters of 2002 and 2001 and remained approximately 1 percent of sales. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE
R&D expense increased to $76 million in the first quarter of 2002 from $56 million in the first quarter of 2001 and increased as a percentage of sales to 11 percent from 9 percent. The increase in research and development expense is primarily due to investment in the Company's drug-eluting stent technology and in development programs acquired in connection with the Company's business combinations consummated in 2001. The Company continues to be committed to refining existing products and procedures and to developing new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare.

Throughout 2002, the Company expects to increase its investment in research and development over 2001 levels to fund the development of new products and to expand clinical trials, including the Company's TAXUS(TM) drug-eluting stent program. The TAXUS program is a series of clinical studies designed to collect data on Boston

Scientific's proprietary paclitaxel-eluting stent technology for reducing coronary restenosis, the growth of tissue within an artery after angioplasty and stenting. Paclitaxel, the active component of a popular chemotherapeutic agent, has demonstrated promising results in pre-clinical and clinical studies for reducing the processes leading to restenosis. The comprehensive TAXUS program positions Boston Scientific to launch paclitaxel-eluting stents in European and other international markets this year, in the U.S. in the fourth quarter of 2003 and in Japan in late 2004.

The TAXUS I trial confirmed safety and reported zero thrombosis and zero restenosis. The TAXUS II trial completed enrollment of 537 patients in January, and the patients are now in the follow-up period. Preliminary safety data from TAXUS II presented in March at the American College of Cardiology annual meeting provided further support for the safety of paclitaxel-eluting stents. The TAXUS III trial studied the treatment of in-stent restenosis and also confirmed safety with no thrombosis. The Company is also currently enrolling patients in the TAXUS IV trial. TAXUS IV is a pivotal study designed to collect data to support regulatory filings for U.S. product commercialization. The prospective, randomized, double-blind trial is designed to assess the safety and efficacy of a slow-release dose formulation paclitaxel-eluting TAXUS stent system.

INTEREST EXPENSE AND OTHER, NET
Interest expense decreased to $12 million in the first quarter of 2002 from $14 million in the first quarter of 2001. The decrease in interest expense is primarily attributable to lower average interest rates in the first quarter of 2002. Other, net, increased to income of approximately $4 million in the first quarter of 2002 from income of approximately $1 million in the first quarter of 2001. The change is primarily due to net gains recognized on sales of available-for-sale securities in the first quarter of 2002.

EFFECTIVE TAX RATE
The Company's effective tax rate, excluding the impact of in-process research and development related to the 2001 acquisitions, was 30 percent for both the first quarter of 2002 and 2001. Management currently estimates that the 2002 effective tax rate will remain at approximately 30 percent. However, the effective tax rate could be positively or negatively impacted by changes in the geographic mix of the Company's income or by business acquisitions.

GLOBAL OPERATIONS STRATEGY
During 2000, the Company approved and committed to a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities.

The Company is currently in the process of consolidating manufacturing operations along product lines and shifting significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan includes the discontinuation of manufacturing activities at three facilities in the U.S., and includes the planned displacement of approximately 1,700 manufacturing, manufacturing support and management employees. As of March 31, 2002, approximately $38 million had been charged against the restructuring accrual for the approximately 1,400 employees terminated pursuant to the plan. The Company expects that the plan will be substantially completed during the second quarter of 2002. During the first quarter of 2002, the Company recorded pre-tax expenses of $10 million ($7 million, net of tax) as cost of sales primarily related to transition costs associated with the plant optimization plan and abnormal production variances related to underutilized plant capacity. The Company continues to seek opportunities within its operations network to increase productivity and reduce costs.

The Company's estimates of the pre-tax operating savings anticipated under the global operations plan are in line with those set forth in the Company's 2001 Annual Report on Form 10-K.

PURCHASED RESEARCH AND DEVELOPMENT UPDATE
The Company's research and development projects acquired in connection with its 2001 business combinations are generally progressing in line with the estimates set forth in the Company's 2001 Annual Report on Form 10-K. The Company expects to continue to pursue these research and development efforts and believes it has a reasonable chance of completing the projects.

OUTLOOK

The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly the earlier introduction of drug-eluting stents by the Company's competitors, may negatively impact the Company's revenues. The Company anticipates that its global NIR(R) coronary stent market share will continue to decline during 2002 as physician acceptance of the current NIR(R) coronary stent platform continues to erode. However, during the fourth quarter of 2001, the Company launched its Express coronary stent in European and other international markets, significantly increasing its share of these coronary stent markets following the launch. The Company anticipates launching the Express coronary stent in the U.S. during the second half of 2002 and in Japan in 2003.

The Company believes that drug-eluting stents present a significant growth opportunity for the Company. However, significant delays in the timing to launch or the inability to launch a drug-eluting stent could adversely affect the revenues and/or operating results of the Company. Additionally, the timing of submission for and receipt of regulatory approvals to market the Express coronary stents, drug-eluting stents and other coronary and peripheral stent platforms in the U.S. and international markets may influence the Company's ability to offer competitive stent products.

As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. During 2001, the Company consummated several business acquisitions and strategic alliances. Management believes it is developing a sound plan to integrate these businesses acquired in 2001. The failure to successfully integrate these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these and other acquisitions consummated during the last five years, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

Uncertainty remains with regard to future changes within the health care industry. The trend toward managed care and economically motivated and more sophisticated buyers in the U.S. may result in continued pressure on selling prices of certain products and resulting compression on gross margins. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to react effectively to the changing environment may impact its bad debt and sales allowances in the future. Further, the U.S. marketplace is increasingly characterized by consolidation among health care providers and purchasers of medical devices who prefer to limit the number of suppliers from which they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. Deterioration in the Japanese and/or emerging markets economies may impact the Company's ability to grow its business and to collect its accounts receivable. Additionally, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement rates and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

These factors may impact the rate at which the Company can grow. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $201 million at March 31, 2002, compared to $185 million at December 31, 2001. The Company had $234 million of working capital at March 31, 2002, as compared to $275 million at December 31, 2001. The decrease in working capital is primarily due to an increase in short-term borrowings at March 31, 2002 as compared to December 31, 2001. Cash generated by operating activities along with cash provided by the Company's borrowings during the first quarter of 2002 were primarily used to fund strategic alliances and capital expenditures during the three months ended March 31, 2002.

The Company had approximately $391 million and $99 million of commercial paper outstanding at March 31, 2002 and December 31, 2001, respectively. In addition, the Company had approximately $343 million and $547 million in revolving credit facility borrowings outstanding at March 31, 2002 and December 31, 2001, respectively. At March 31, 2002, the revolving credit facilities totaled approximately $1.6 billion, consisting of a $1 billion credit facility that terminates in June 2002 and a $600 million credit facility that terminates in August 2006. The Company expects to refinance its $1 billion credit facility with a new credit facility of up to $1 billion having similar terms and conditions.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $409 million of its short-term borrowings will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at March 31, 2002, compared to $471 million classified as long-term at December 31, 2001. The borrowings reclassified at March 31, 2002 consist of $275 million of commercial paper and $134 million of borrowings outstanding under the Company's credit facilities.

During the first quarter of 2002, the Company repaid 6 billion Japanese yen (translated to approximately $45 million at the date of repayment and $46 million at December 31, 2001) of borrowings outstanding with a syndicate of Japanese banks.

The Company has recognized net deferred tax assets aggregating $178 million at March 31, 2002 and $131 million at December 31, 2001. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development and net operating loss carryforwards. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

As of March 31, 2002, the Company has made cash outlays of approximately $130 million for the plant optimization initiative. The Company anticipates that it will make additional cash outlays of approximately $30 million related to the initiative during the remainder of 2002. The Company anticipates that additional cash outlays will be funded from cash flows from operating activities and from the Company's borrowing capacity. The remaining cash outlays include severance and outplacement costs, transition costs and capital expenditures related to the plan.

On May 14, 2002, the Company announced the signing of a definitive agreement to acquire BEI Medical Systems Company, Inc. (BEI), a publicly held company, in an all-cash transaction for a purchase price of approximately $95 million, or $6.84 per common share equivalent. BEI designs, manufactures and markets less-invasive technology used by gynecologists to treat excessive uterine bleeding due to benign causes. The acquisition will expand Boston Scientific's Endosurgery product offerings. The transaction is expected to close in the second quarter of 2002.

Additionally, the Company expects to incur capital expenditures of approximately $100 million during the remaining quarters of 2002. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including anticipated capital expenditures, acquisition-related payments and other strategic initiatives.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in Note H to the condensed consolidated financial statements contained herein and the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court upheld a portion of the jury verdict finding the NIR(R) stent infringed one claim and set aside the damages award. The Court granted the Company a new trial on the damages which has not yet been scheduled. The Company does not believe an adverse outcome is probable, and therefore has not recorded a loss contingency in connection with this suit. The Company expects to appeal any adverse determination and post the necessary bond pending appeal.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

   o volatility in the coronary stent market, competitive offerings and the timing of submission for and receipt of regulatory approvals to market Express coronary stents, TAXUS drug-eluting stents and other coronary and peripheral stent platforms;

   o the Company's ability to timely launch the Express coronary stent and the TAXUS drug-eluting stent in the U.S. and international markets;

   o the Company's ability to compete in the coronary and drug-eluting stent markets;

   o the continued decline in NIR(R) coronary stent sales and the mix of coronary stent platforms;

   o the ability of the Company to manage its relationship with Medinol Ltd. during the pendency of the litigation and the outcome of the Medinol litigation;

   o the Company's ability to timely implement the global operations plan within its cost estimates and to achieve estimated operating savings;

   o the Company's ability to achieve manufacturing cost declines, gross margin benefits and inventory reductions from its manufacturing process and supply chain programs;

   o the ability of the Company to manage accounts receivable and gross margins and to react effectively to the changing managed care environment, reimbursement levels and worldwide economic and political conditions;

   o the Company's ability to integrate and realize benefits from the acquisitions consummated in 2001, including purchased research and development, and from the Company's other strategic alliances;

   o the Company's ability to increase its investment in research and development, to successfully complete planned clinical trials and to develop and launch products on a timely basis, including products resulting from purchased research and development;

   o   the impact of adoption of new accounting standards;

   o the Company's ability to maintain its effective tax rate for 2002 and to substantially recover its net deferred tax assets;

   o the potential impacts of continued consolidation among health care providers, trends toward managed care, disease state management and economically motivated buyers, health care cost containment, the financial viability of health care providers, more stringent regulatory requirements and more vigorous enforcement activities;

   o management's ability to position the Company to take advantage of opportunities that exist in the markets it serves;

   o the development and introduction of competing or technologically advanced products by the Company's competitors;

   o the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company;

   o the characterization of debt as long term and the Company's ability to refinance its $1 billion credit facility maturing in June 2002 with a new credit facility of up to $1 billion having similar terms and conditions;

   o the ability of the Company to meet its projected cash needs including anticipated capital expenditures;

   o   risks associated with international operations;

   o the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins and the trend toward increasing sales and expenses denominated in foreign currencies;

   o the effect of litigation and compliance activities on the Company's loss contingency, legal provision and cash flow; and

   o the impact of stockholder, patent, product liability, Federal Trade Commission, Medinol and other litigation, as well as the outcome of the U.S. Department of Justice investigation and the adequacy of the Company's product liability insurance.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect the future results and growth rates of the Company and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, third-party intellectual property, financial market conditions and future business decisions of the Company and its competitors, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Therefore, the Company wishes to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in the Company's filings with the Securities and Exchange Commission. These factors, in some cases, have affected, and in the future (together with other factors) could affect, the ability of the Company to implement its business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had foreign currency derivative instruments outstanding in the notional amounts of $883 million and $845 million as of March 31, 2002 and December 31, 2001, respectively. The Company has recorded $71 million of assets to recognize the fair value of these instruments at March 31, 2002, compared to $76 million of assets at December 31, 2001. As of March 31, 2002, a 10 percent change in the U.S. dollar's value relative to the hedged foreign currencies would change the derivative instruments' fair value by approximately $75 million. Any increase or decrease in the fair value of the Company's foreign exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

The Company had interest rate swap contracts outstanding in the notional amount of $557 million at March 31, 2002 and December 31, 2001, respectively. The Company has recorded approximately $17 million and $15 million of other long-term liabilities to recognize the fair value of these instruments at March 31, 2002 and December 31, 2001, respectively. As of March 31, 2002, a 100 basis point change in interest rates would not result in a material change in the derivative instruments' fair value. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.

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


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits

                None.

            (b) The following reports were filed during the quarter ended March
                31, 2002:

                None.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2002.


                              BOSTON SCIENTIFIC CORPORATION


                              By:    /s/ Lawrence C. Best
                                 ----------------------------------------------
                              Name:  Lawrence C. Best
                              Title: Senior Vice President - Finance and
                                     Administration and Chief Financial Officer