Form 10-Q
period 2002-06-30
BOSTON SCIENTIFIC CORP
filed 2002-08-09
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q



/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ACT OF 1934

       For the quarterly period ended: June 30, 2002

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

            Yes  X                              No
                ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                      Shares Outstanding
            Class                                     as of June 30, 2002
            -----                                     -------------------

Common Stock, $.01 Par Value                              406,882,942
================================================================================
                                  Page 1 of 35
                            Exhibit Index on Page 34

                                TABLE OF CONTENTS

PART I          FINANCIAL INFORMATION                                   PAGE NO.

ITEM 1.         Financial Statements                                        3

                Condensed Consolidated Balance Sheets                       3

                Condensed Consolidated Statements of Operations             5

                Condensed Consolidated Statements of Cash Flows             6

                Notes to Condensed Consolidated Financial Statements        7

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        19

ITEM 3.         Quantitative and Qualitative Disclosures About Market
                Risk                                                       33

PART II         OTHER INFORMATION

ITEM 1.         Legal Proceedings                                          34

ITEM 4.         Submission of Matters to a Vote of Security Holders        34

ITEM 6.         Exhibits and Reports on Form 8-K                           34

SIGNATURES                                                                 35

                                     Part I
                              Financial Information

Item 1. Financial Statements

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                             June 30,         December 31,
In millions, except share and per share data                                   2002               2001
--------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                               $      144         $      180
   Short-term investments                                                                              5
   Trade accounts receivable, net                                                 406                370
   Inventories                                                                    283                303
   Other current assets                                                           241                248
                                                                           -----------------------------
         Total current assets                                                   1,074              1,106

Property, plant and equipment                                                   1,111              1,045
Less: accumulated depreciation                                                    484                453
                                                                           -----------------------------
                                                                                  627                592

Excess of cost over net assets acquired                                           968                928
Technology - core, net                                                            557                541
Technology - developed, net                                                       233                221
Patents, net                                                                      321                264
Trademarks and other intangibles, net                                             108                110
Other assets                                                                      229                212
                                                                           -----------------------------
                                                                           $    4,117         $    3,974
                                                                           =============================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                             June 30,         December 31,
In millions, except share and per share data                                   2002               2001
--------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                        $      190         $       99
   Bank obligations                                                               146                132
   Accounts payable and accrued expenses                                          463                475
   Payments due in connection with the purchase of BEI                             95
   Other current liabilities                                                      165                125
                                                                           -----------------------------
         Total current liabilities                                              1,059                831

Long-term debt                                                                    835                973
Other long-term liabilities                                                       126                155

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
      414,922,050 shares issued at June 30, 2002 and
     December 31, 2001                                                              4                  4
   Additional paid-in capital                                                   1,222              1,225
   Treasury stock, at cost -  8,039,108 shares at June 30, 2002 and
     9,668,427 shares at December 31, 2001                                       (137)              (173)
   Deferred compensation                                                           (5)               (10)
   Retained earnings                                                            1,133              1,031
   Accumulated other comprehensive loss                                          (120)               (62)
                                                                           -----------------------------
  Total stockholders' equity                                                    2,097              2,015
                                                                           -----------------------------
                                                                           $    4,117         $    3,974
                                                                           =============================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30                              June 30
In millions, except per share data                                2002               2001               2002              2001
---------------------------------------------------------------------------------------------------------------------------------
Net sales                                                     $      708         $      672         $    1,383         $    1,326
Cost of products sold                                                225                268                432                490
                                                              -----------------------------         -----------------------------
Gross profit                                                         483                404                951                836

Selling, general and administrative expenses                         246                230                487                455
Amortization expense                                                  17                 52                 34                 75
Royalties                                                              8                  9                 17                 18
Research and development expenses                                     85                 71                161                127
Purchased research and development                                    45                188                 45                267
Restructuring charges                                                                     4                                     4
                                                              -----------------------------         -----------------------------
                                                                     401                554                744                946
                                                              -----------------------------         -----------------------------
Operating income (loss)                                               82               (150)               207               (110)

Other income (expense):
   Interest expense                                                  (10)               (16)               (22)               (30)
   Other, net                                                        (18)                                  (14)                 1
                                                              -----------------------------         -----------------------------

Income (loss) before income taxes                                     54               (166)               171               (139)
Income taxes                                                          29                  6                 64                 38
                                                              -----------------------------         -----------------------------
Net income (loss)                                             $       25         $     (172)        $      107         $     (177)
                                                              =============================         =============================

Net income (loss) per common share - basic                    $     0.06         $    (0.43)        $     0.26         $    (0.44)
                                                              =============================         =============================

Net income (loss) per common share - assuming dilution        $     0.06         $    (0.43)        $     0.26         $    (0.44)
                                                              =============================         =============================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                               Six Months Ended
                                                                                                    June 30
In millions                                                                                 2002               2001
---------------------------------------------------------------------------------------------------------------------

Cash provided by operating activities                                                   $      218         $      214

Investing activities:
    Purchases of property, plant and equipment, net                                            (62)               (67)
    Acquisitions of businesses, net of cash acquired                                           (44)              (438)
    Payments for acquisitions of and/or investments in certain technologies, net              (144)               (30)
    Sales of available for sale securities                                                      14                  8
                                                                                        -----------------------------
Cash used for investing activities                                                            (236)              (527)

Financing activities:
    Net increase (decrease) in commercial paper                                                411                (56)
    Net (payments of) proceeds from borrowings
       on revolving credit facilities                                                         (412)               355
   Proceeds from notes payable and long-term debt                                                                   2
   Payments on notes payable, capital leases and long-term borrowings                          (46)                (4)
   Proceeds from issuances of shares of common stock                                            26                 18
                                                                                        -----------------------------
Cash (used for) provided by financing activities                                               (21)               315
Effect of foreign exchange rates on cash                                                         3                 (1)
                                                                                        -----------------------------
Net (decrease) increase in cash and cash equivalents                                           (36)                 1
Cash and cash equivalents at beginning of period                                               180                 54
                                                                                        -----------------------------
Cash and cash equivalents at end of period                                              $      144         $       55
                                                                                        =============================


Supplemental Schedule of Noncash Investing and Financing Activities:
Payments due in connection with the purchase of BEI                                     $       95

       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2001.

Note B - Comprehensive Income/Loss

For the three months ended June 30, 2002 and 2001, the Company reported a comprehensive loss of $22 million and $179 million, respectively. For the six months ended June 30, 2002 and 2001, the Company reported comprehensive income of $49 million and a comprehensive loss of $175 million, respectively. Comprehensive income/loss for the three and six months ended June 30, 2002 was reduced relative to reported net income due to decreases in the Company's unrealized gains on derivative financial instruments.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                    Three Months                      Six Months
                                                                   Ended June 30,                    Ended June 30,
(In millions, except share and per share data)                 2002             2001              2002            2001
-------------------------------------------------------------------------------------------------------------------------
Basic:
  Net income (loss)                                         $      25        $    (172)        $     107        $    (177)
  Weighted average shares outstanding (in thousands)          406,028          400,438           405,654          399,812
  Net income (loss) per common share                        $    0.06        $   (0.43)        $    0.26        $   (0.44)
                                                            =========        =========         =========        =========

Assuming dilution:
  Net income (loss)                                         $      25        $    (172)        $     107        $    (177)
  Weighted average shares outstanding (in thousands)          406,028          400,438           405,654          399,812
  Net effect of dilutive stock-based compensation
   (in thousands)                                               6,936                              6,377
                                                            ---------        ---------         ---------        ---------
  Total (in thousands)                                        412,964          400,438           412,031          399,812
  Net income (loss) per common share                        $    0.06        $   (0.43)        $    0.26        $   (0.44)
                                                            =========        =========         =========        =========

For the second quarter and the first half of 2001, approximately 4 million potential common shares were not included in the computation of earnings per share, assuming dilution, as they would have been anti-dilutive.

Note D - Business Combinations

On June 13, 2002, the Company completed its acquisition of the remaining 93 percent of the outstanding shares of Enteric Medical Technologies, Inc. (EMT) in an all-cash transaction for an initial payment of approximately $50 million, plus contingent payments upon achievement of certain milestones. EMT designs, manufactures and markets Enteryx(TM), a liquid polymer technology for the treatment of gastroesophageal reflux disease (GERD). The acquisition is intended to expand the Company's Endosurgery product offerings in the GERD market.

On June 27, 2002, the Company completed its tender offer relating to its acquisition of the outstanding shares of BEI Medical Systems Company, Inc. (BEI) in an all-cash transaction for approximately $95 million. BEI designs, manufactures and markets less-invasive technology used by gynecologists to treat excessive uterine bleeding due to benign causes. The acquisition is intended to expand the Company's product offerings in the area of women's health and will become part of the Company's Endosurgery group.

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company. The EMT acquisition involves potential earn-out payments based on the acquired company reaching certain milestones. These payments would be allocated to specific intangible asset categories with the remainder assigned to excess of cost over net assets acquired as if the consideration had been paid as of the date of acquisition.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded a charge of approximately $45 million to account for purchased research and development related to EMT. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets subject to amortization recorded in connection with the EMT and BEI acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

The income approach was used to establish the fair values of purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs acquired in connection with the EMT acquisition, risk-adjusted discount rates ranging from 18 percent to 26 percent were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant project, relative to the purchased research and development charge recorded in connection with the EMT acquisition, is the Enteryx(TM) technology for the treatment of GERD, which represents approximately 87 percent of the in-process value. Enteryx is a patented liquid polymer for the treatment of GERD. As of the date of acquisition, the project was expected to be completed and the product to be commercially available within one to two years, with an estimated cost to complete of approximately $2 million.

The Company's research and development projects acquired in connection with its 2001 business combinations are generally progressing in line with the estimates set forth in the Company's 2001 Annual Report on Form 10-K, with the exception of the next-generation Infiltrator(R) transluminal drug-delivery catheter project. Due to superior drug-delivery products available to the Company, the Company has reduced its future revenue projections for this product. The Company expects to continue to pursue this and other research and development projects acquired in connection with its 2001 business combinations and believes it has a reasonable chance of completing the projects.

Note E- Global Operations Strategy

During the second quarter of 2002, the Company substantially completed the plant optimization initiative. The plant optimization initiative has created a better allocation of the Company's resources by forming a more effective network of manufacturing and research and development facilities. The Company's plan resulted in the consolidation of manufacturing operations along product lines and the shifting of significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan included the discontinuation of manufacturing activities at three facilities in the U.S., and included the planned displacement of approximately 1,700 manufacturing, manufacturing support and management employees. In addition, during the second quarter of 2002, the Company recorded a $6 million pre-tax charge to cost of sales for severance and related costs associated with its global operations strategy. The approximately 250 affected employees include manufacturing, manufacturing support and management personnel. The reductions result from the Company's continued achievement of operational efficiencies within its plant network and its continued effort to reduce costs. At June 30, 2002, the Company had approximately $19 million of accrued severance and related costs associated with its global operations strategy. As of June 30, 2002, approximately $45 million had been charged against the restructuring accrual for employees terminated pursuant to the plan.

Note F - Borrowings and Credit Arrangements

The Company had approximately $510 million and $99 million of commercial paper outstanding at June 30, 2002 and December 31, 2001, respectively. In addition, the Company had approximately $135 million and $547 million in revolving credit facility borrowings outstanding at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the revolving credit facilities totaled approximately $1.6 billion, consisting of a new $1 billion credit facility that terminates in May 2003 and a $600 million credit facility that terminates in August 2006. The new $1 billion credit facility replaces an existing $1 billion credit facility that was shceduled to mature in June 2002 having similar terms and conditions.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $320 million of its short-term borrowings will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at June 30, 2002, compared to $471 million classified as long-term at December 31, 2001.

During the first quarter of 2002, the Company repaid 6 billion Japanese yen (translated to approximately $45 million at the date of repayment and $46 million at December 31, 2001) of borrowings outstanding with a syndicate of Japanese banks.

Note G - Inventories

The components of inventory consist of the following:

                                June 30,     December 31,
(In millions)                     2002           2001
----------------------------------------------------------
Finished goods                    $166           $146
Work-in-process                     55             69
Raw materials                       62             88
                                  ----           ----
                                  $283           $303
                                  ====           ====

The Company had approximately $29 million and $34 million of net NIR(R) coronary stent inventory on hand at June 30, 2002 and December 31, 2001.

Note H - Goodwill and Other Intangible Assets

Effective July 1, 2001, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets," applicable to business combinations completed after June 30, 2001. Effective January 1, 2002, the Company adopted the additional provisions of Statement No. 142 relating to business combinations completed prior to June 30, 2001. Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. Intangible assets with definite useful lives will continue to be amortized over their estimated useful lives. As a result of adoption, the Company realized a pre-tax benefit of approximately $12 million and $23 million of amortization reductions for goodwill and indefinite-lived intangible assets in the second quarter and first half of 2002, respectively. This benefit was partially offset by amortization of intangible assets related to businesses acquired in 2001. During the second quarter of 2002, the Company completed the initial impairment review required by Statement No. 142; the Company did not recognize any impairment losses as a result of this review.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of Statement No. 142 been adopted for all periods presented:

                                                           Three Months                        Six Months
                                                          Ended June 30,                      Ended June 30,
(In millions, except share and per share data)        2002              2001              2002             2001
-----------------------------------------------------------------------------------------------------------------
Reported net income (loss)                         $      25         $    (172)        $     107        $    (177)
Add back: goodwill amortization, net of tax                                  5                                 10
Add back: trademarks and
  technology- core, net of tax                                               3                                  6
                                                   ---------         ---------         ---------        ---------
Adjusted net income                                $      25         $    (164)        $     107        $    (161)
                                                   =========         =========         =========        =========
Basic:
  Weighted average shares outstanding
    (in thousands)                                   406,028           400,438           405,654          399,812
  Net income (loss) per common share:
           Reported                                $    0.06         $   (0.43)        $    0.26        $   (0.44)
           Adjusted                                                  $   (0.41)                         $   (0.40)
                                                   =========         =========         =========        =========
Assuming dilution:
  Weighted average shares outstanding
    (in thousands)                                   406,028           400,438           405,654          399,812
  Net effect of dilutive
   stock-based compensation                            6,936                               6,377
    (in thousands)
                                                   ---------         ---------         ---------        ---------
  Total (in thousands)                               412,964           400,438           412,031          399,812
  Net income (loss) per common share:
           Reported                                $    0.06         $   (0.43)        $    0.26        $   (0.44)
           Adjusted                                                  $   (0.41)                         $   (0.40)
                                                   =========         =========         =========        =========

The following table provides the gross carrying amount of all intangible assets and the related accumulated amortization for intangible assets subject to amortization at June 30, 2002.

                               Gross Carrying     Accumulated
(In millions)                      Amount         Amortization
--------------------------------------------------------------
Amortized intangible
assets:
Technology- core                    182                 8
Technology- developed               345               112
Patents                             418                97
Other intangibles                   166                72
                                  -----             -----
           Total                  1,111               289
                                  =====               ===

Unamortized intangible
assets:
 Excess of cost over net
   assets acquired                  968
 Technology- core                   383
 Trademarks                          14
                                  -----
           Total                  1,365
                                  =====

Total amortization expense for the three months ended June 30, 2002 was $17 million as compared to $52 million for the three months ended June 30, 2001. Total amortization expense for the six months ended June 30, 2002 was $34 million as compared to $75 million for the six months ended June 30, 2001. During the second quarter of 2001, the Company recorded a $24 million pre-tax write-down of intangible assets related to discontinued technology platforms.

The following table provides estimated amortization expense for each of the five succeeding fiscal years based upon the Company's intangible asset portfolio at June 30, 2002.
                                     Estimated
           Fiscal Year         Amortization Expense
           -----------         --------------------
          (In millions)

              2002                      71
              2003                      72
              2004                      71
              2005                      70
              2006                      70

The following table provides changes in the carrying amount of goodwill by segment for the six months ended June 30, 2002.

                                   United                           Inter-
(In millions)                      States    Europe      Japan   Continental
----------------------------------------------------------------------------

Balance as of December 31, 2001     759         95         41         33
Purchase price adjustments          (25)        (1)        (3)
Goodwill acquired                    64          3
Foreign currency translation                     2
                                   ----       ----       ----       ----
  Balance as of June 30, 2002       798         99         38         33
                                   ====       ====       ====       ====

The purchase price adjustments relate primarily to adjustments to properly reflect the fair value of deferred tax assets and liabilities acquired in connection with the 2001 acquisitions.

Note I - New Accounting Standard

Effective in the first quarter of 2002, the Company adopted the provisions of Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". There was no material impact to the Company as a result of adoption of Statement No. 144.

Note J - Commitments and Contingencies

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified below, in Note H to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 and in the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future. As of June 30, 2002 the range of loss for reasonably possible contingencies that can be estimated is $0 to $80 million plus interest.

LITIGATION WITH JOHNSON & JOHNSON

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson filed a suit for patent infringement against the Company and Scimed Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, in response to the Company's motion for reconsideration of the liability verdict, the Court also set aside the verdict of infringement, requiring a new trial. The case has been stayed pending the outcome of a related case.

On March 24, 2000, the Company (through its subsidiaries) and Medinol Ltd. (Medinol) filed a cross-border suit against Johnson & Johnson, Cordis and certain of their foreign subsidiaries in The Netherlands alleging Cordis' BX Velocity stent delivery system infringes one of Medinol's European patents. In this action, the Company and Medinol requested monetary and injunctive relief covering The Netherlands, Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Portugal and Sweden. A hearing was held January 12, 2001. On March 19, 2001, the Company's request for preliminary injunction was denied by the Court. On May 11, 2001, the Company appealed this decision. A hearing on the appeal is expected to be held February 6, 2003 before the Dutch Court of Appeals.

LITIGATION WITH MEDTRONIC, INC.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), alleging that Medtronic AVE's S670(TM) rapid exchange coronary stent system infringes a patent exclusively licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In July 2000, this matter was sent to arbitration. An arbitration hearing was held in April 2001 to determine whether Medtronic AVE's S670 and S660(TM) rapid exchange coronary stent delivery systems and the R1 rapid exchange catheter are licensed. On July 18, 2001, the arbitration panel determined that the accused Medtronic AVE products sold in the United States willfully infringe the patent exclusively licensed to the Company. The Company was awarded $169 million in damages, as well as costs and attorneys' fees, and a permanent injunction against Medtronic AVE's sales of its S670, S660 and BeStent 2(TM) stent delivery systems and R1S rapid exchange catheter. On September 18, 2001, the U.S. District Court for the Northern District of California confirmed the arbitration decision. On October 17, 2001, Medtronic AVE appealed the confirmation of the award and on July 10, 2002, Medtronic AVE's appeal was heard before the Court of Appeals for the Federal Circuit.

On March 10, 1999, the Company (through its subsidiary Schneider (Europe) AG) filed suit against Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic) alleging that Medtronic AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. An expert's report was submitted to the Court on November 6, 2001 and a hearing was held on May 2, 2002. On June 11, 2002, the Court ruled that the Medtronic products infringed the Company's patents. Medtronic has filed an appeal.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the Fourth District Court of Minnesota seeking injunctive and monetary relief. The Company has answered, denying allegations of the complaint. Trial is scheduled to begin in September 2002.

On February 14, 2002, SCIMED filed suit for patent infringement against Medtronic and Medtronic AVE alleging Medtronic AVE's Guardwire Plus(TM) product infringes one U.S. patent owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Trial is scheduled to begin in April 2003.

On February 14, 2002, SCIMED and Corvita Corporation, a subsidiary of the Company, filed suit for patent infringement against Medtronic and Medtronic AVE alleging Medtronic's AneuRx product infringes seven U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Trial is scheduled to begin in June 2003.

LITIGATION WITH COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company (the Agreement). On October 10, 2001, pursuant to the terms of the Agreement, the Company filed a demand for arbitration with the American Arbitration Association. On October 11, 2001, Guidant and its subsidiary, Advanced Cardiovascular Systems, Inc. (ACS), and Cook filed suit against the Company relating to the Agreement. The suit was filed in the U.S. District Court for the Southern District of Indiana and sought declaratory and injunctive relief. The parties subsequently negotiated an agreement under which the dispute would be litigated on an expedited basis in the Northern District of Illinois without Guidant or ACS as parties. On December 13, 2001, the Indiana case was dismissed and Cook filed a similar suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On February 28, 2002, the Court dismissed certain claims and on June 27, 2002, found in favor of the Company ruling that Cook breached the Agreement. On July 15, 2002, the Company filed a motion seeking a permanent injunction prohibiting any activities under the Agreement, any future attempts to circumvent the Agreement and to enjoin the use of the clinical data and technologies developed by Cook or Guidant in violation of the Agreement. Responsive briefing on this motion is scheduled to be completed through August 28, 2002.

On July 30, 2002, Guidant and Cook Group Incorporated, the parent of Cook, announced their agreement to merge Cook Group Incorporated into a wholly-owned subsidiary of Guidant. On the same day, Guidant filed suit against the Company seeking a declaratory judgment that upon completion of the merger, the license under the Agreement may be assigned or sublicensed by Cook to ACS and that ACS is entitled to use the information, data or technology generated or gathered for the purposes of obtaining regulatory approval for a coronary stent utilizing the Angiotech technology. The Company has not yet answered the complaint.

OTHER PROCEEDINGS

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. Medinol supplies NIR(R) stents exclusively to the Company. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company's Express(TM) stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company's right to distribute Medinol stents and access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, charging them with fraud, multiple breaches of contract, unfair and deceptive practices and defamation. The Company seeks monetary and injunctive relief. During the last quarter of 2001, the Court dismissed several of the individuals and claims from the case. On February 28, 2002, the Company received from Medinol, a letter purporting to terminate the supply agreement between the two companies alleging breaches of the supply agreement by the Company. On June 19, 2002, the Company amended its counterclaim and filed a third party claim asserting breach of contract claims against Medinol relating to its sale of NIRFlex stent systems, its purported termination of the supply agreement and its activities in connection with drug coated stent research, and breach of contract claims against its principals. A trial date has not yet been set.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH, a German subsidiary of the Company, alleging the Company's EXPRESS(TM) stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. On July 11, 2002, a default judgment was entered against the subsidiary and on July 12, 2002, the subsidiary appealed the judgment and requested that the case be heard on the merits. On August 1, 2002, the Court agreed to hear the case.

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the complaint and the FTC filed a motion for summary judgment. On October 5, 2001, the Court dismissed three of the five claims against the Company and granted summary judgment of liability in favor of the FTC on the two remaining claims. A hearing on damages began on August 5, 2002.

Further, product liability claims against the Company may be asserted in the future related to events not known to management at the present time. As a result of current economic factors impacting the insurance industry, at the beginning of the third quarter of 2002, the Company elected to become substantially self-insured with respect to general and product liability claims. Losses for claims in excess of the limits of purchased insurance would be recorded at the time and to the extent they are probable and estimable. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.

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

                                        United                                    Inter-
(In millions)                           States        Europe         Japan      Continental     Total
------------------------------------------------------------------------------------------------------
Three months ended June 30, 2002
  Net sales                             $  420        $  109        $  122        $   57        $  708
  Operating income excluding
    special charges                        144            38            69            16           267

Three months ended June 30, 2001
  Net sales                             $  403        $   93        $  130        $   45        $  671
  Operating income excluding
    special charges                        141            25            77             3           246

Six months ended June 30, 2002
  Net sales                             $  825        $  215        $  244        $  108        $1,392
  Operating income excluding
    special charges                        280            74           141            28           523

Six months ended June 30, 2001
  Net sales                             $  794        $  186        $  250        $   84        $1,314
  Operating income excluding
    special charges                        288            52           146             2           488

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                                  Three Months Ended              Six Months Ended
                                                                       June 30,                        June 30,
(In millions)                                                    2002            2001            2002            2001
-----------------------------------------------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments                  $   708         $   671         $ 1,392         $ 1,314
       Foreign exchange                                                               1              (9)             12
                                                                -------         -------         -------         -------
                                                                $   708         $   672         $ 1,383         $ 1,326
                                                                =======         =======         =======         =======
Income before income taxes:
       Total operating income for reportable segments
          excluding purchased research and development          $   267         $   246         $   523         $   488
       Manufacturing operations                                     (40)            (23)            (91)            (50)
       Corporate expenses and foreign exchange                     (100)           (181)           (180)           (277)
       Purchased research and development                           (45)           (188)            (45)           (267)
       Restructuring charges                                                         (4)                             (4)
                                                                -------         -------         -------         -------
                                                                     82            (150)            207            (110)

       Other expense, net                                           (28)            (16)            (36)            (29)
                                                                -------         -------         -------         -------
                                                                $    54         $  (166)        $   171         $  (139)
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

The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, electrophysiology, gastroenterology, neurovascular intervention, pulmonary medicine, interventional radiology, oncology, urology, gynecology and vascular surgery.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

THREE MONTHS ENDED JUNE 30, 2002

                                                     Three Months Ended
                                             June 30, 2002          June 30, 2001
(In millions)                              Net Income   EPS       Net Income   EPS
                                           ----------  -----      ----------  ------
As reported                                  $  25     $0.06        $(172)    $(0.43)
After-tax charges:
   Purchased research and development           45      0.11          188       0.48
   Global operations plan costs                 13      0.03           13       0.03
   Foundation contribution                      12      0.03
   Provision for excess NIR(R) stent
     inventories                                                       34       0.08
   Write-down of intangible assets                                     17       0.04
                                           -----------------      ------------------
Subtotal: After-tax charges                  $  70     $0.17        $ 252      $0.63

Excluding after-tax charges                  $  95     $0.23        $  80      $0.20

Net sales for the second quarter of 2002 were $708 million as compared to $672 million in the second quarter of 2001, an increase of 5 percent. There was no material impact due to foreign currency fluctuations in the second quarter of 2002. The reported net income for the quarter ended June 30, 2002 was $25 million, or $0.06 per share (diluted), as compared to a reported net loss of $172 million, or $0.43 per share, in the second quarter of 2001. The reported results for the second quarter of 2002 include after-tax charges of $70 million, which include costs associated with the Company's global operations plan, purchased research and development primarily associated with the acquisition of Enteric Medical Technologies, Inc. (EMT), and an endowment to fund a newly created philanthropic foundation. The reported results for the second quarter of 2001 include after-tax charges of $252 million, which include costs associated with the Company's global operations plan, purchased research and development primarily associated with the acquisition of Interventional Technologies, Inc. (IVT), a write-down of intangible assets related to research and development programs discontinued in the second quarter of 2001, and a provision for excess inventories due to declining demand for the NIR(R) coronary stent technology. Exclusive of these charges, net income for the second quarter of 2002 was $95 million, or $0.23 per share (diluted), as compared to net income of $80 million, or $0.20 per share, in the second quarter of 2001.

SIX MONTHS ENDED JUNE 30, 2002

                                                       Six Months Ended
                                             June 30, 2002           June 30,2001
(In millions)                              Net Income   EPS       Net Income   EPS
                                           ----------  -----      ----------  ------
As reported                                   $ 107    $0.26        $(177)    $(0.44)
After-tax charges:
   Purchased research and development            45     0.11          267       0.67
   Global operations plan costs                  20     0.05           22       0.05
   Foundation contribution                       12     0.03
   Provision for excess NIR(R) stent
     inventories                                                       34       0.08
   Write-down of intangible assets                                     17       0.04
                                           -----------------      ------------------
Subtotal: After-tax charges                   $  77    $0.19        $ 340      $0.84

Excluding after-tax charges                   $ 184    $0.45        $ 163      $0.40

Net sales for the six months ended June 30, 2002 were $1,383 million as compared to $1,326 million in the first half of 2001, an increase of 4 percent. Without the adverse impact of $21 million due to foreign currency fluctuations, net sales for the six months ended June 30, 2002 totaled $1,404 million, an increase of 6 percent. The reported net income for the six months ended June 30, 2002 was $107 million, or $0.26 per share (diluted), as compared to a reported net loss of $177 million, or $0.44 per share, in the first half of 2001. The reported results for the first half of 2002 include after-tax charges of $77 million, which include costs associated with the Company's global operations plan, purchased research and development primarily associated with the acquisition of EMT, and an endowment to fund a newly created philanthropic foundation. The reported results for the first half of 2001 include after-tax charges of $340 million, which include costs associated with the Company's global operations plan, purchased research and development primarily associated with the acquisition of IVT, a write-down of intangible assets related to research and development programs discontinued in the second quarter of 2001, and a provision for excess inventories due to declining demand for the NIR(R) coronary stent technology. Exclusive of these charges, net income for the first half of 2002 was $184 million, or $0.45 per share (diluted), as compared to net income of $163 million, or $0.40 per share, in the first half of 2001.

NET SALES
During the second quarter of 2002, United States (U.S.) revenues increased approximately 4 percent relative to the second quarter of 2001 to $420 million, while international revenues increased approximately 7 percent relative to the second quarter of 2001 to $288 million. U.S. revenues increased due to revenue growth in the Company's product lines other than coronary stents, including revenue generated by businesses acquired in 2001, offset by decreases in NIR(R) coronary stent sales. Domestic NIR(R) coronary stent revenues were approximately $21 million and $46 million during the second quarter of 2002 and 2001, respectively. The increase in international revenues was due to growth in the Company's product lines, including acquired products, and the launch of the Company's internally developed Express(TM) coronary stent in European and other international markets offset by decreases in NIR(R) coronary stent sales in Japan.

During the six months ended June 30, 2002, U.S. revenues increased approximately 4 percent to $825 million and international revenues increased approximately 5 percent to $558 million compared to the same period in the prior year. U.S. revenues increased due to revenue growth in the Company's product lines other than coronary stents, including revenue generated by businesses acquired in 2001, offset by decreases in NIR(R) coronary stent sales. Domestic NIR(R) coronary stent revenues were approximately $47 million and $97 million during the first half of 2002 and 2001, respectively.

On a constant currency basis, international revenues increased approximately 9 percent relative to the first half of 2001 to $579 million. The increase in international revenues was due to growth in the Company's product lines, including acquired products, and the launch of the Company's internally developed Express(TM) coronary stent in European and other international markets offset by decreases in NIR(R) coronary stent sales in Japan.

The following table provides worldwide sales by region and relative change on an actual and constant foreign currency basis for the three and six months ended June 30, 2002 and 2001, respectively.

                        Three Months Ended                  Change
                              June 30,            At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------
United States         $  420        $  403             4%                4%
Europe                   111            90            23%               17%
Japan                    120           133          (10)%              (7)%
Intercontinental          57            46            24%               29%
                      ------        ------          -----             -----
   Worldwide          $  708        $  672             5%                5%
                      ======        ======          =====             =====


                          Six Months Ended                  Change
                              June 30,            At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------
United States         $  825        $  794             4%                4%
Europe                   214           184            16%               16%
Japan                    236           260           (9)%              (3)%
Intercontinental         108            88            23%               29%
                      ------        ------          -----             -----
   Worldwide          $1,383        $1,326             4%                6%
                      ======        ======          =====             =====

Worldwide Cardiovascular (which is comprised of the Company's Scimed, EPT and Target divisions) revenues increased approximately 2 percent relative to the second quarter of 2001 to $476 million, and increased approximately 2 percent relative to the first half of 2001 to $933 million. On a constant currency basis, Cardiovascular revenues increased 3 percent relative to both the second quarter and first half of 2001. The increase is primarily due to growth in revenue from product lines acquired in 2001 offset by declines in NIR(R) coronary stent sales in the U.S. and Japan. Without coronary stents, worldwide Cardiovascular revenues grew 11 percent and 13 percent on a constant currency basis during the second quarter and first half of 2002, respectively. Worldwide Endosurgery (which is comprised of the Company's Medi-tech, Endoscopy and Urology divisions) revenues increased approximately 12 percent relative to the second quarter of 2001 to $232 million, and increased approximately 11 percent relative to the first half of 2001 to $450 million. On a constant currency basis, Endosurgery revenues increased 12 percent relative to both the second quarter and first half of 2001. The increase is primarily due to growth in sales of the Company's Endoscopy products.

The following table provides worldwide sales by division and relative change on an actual and constant foreign currency basis for the three and six months ended June 30, 2002 and 2001, respectively.

                        Three Months Ended                  Change
                              June 30,            At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

Scimed                $ 408         $ 408             0%               0%
EPT                      26            19            37%              38%
Target                   42            38            11%              10%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $ 476         $ 465             2%               3%

Medi-tech             $  57         $  53             8%              10%
Endoscopy               129           113            14%              13%
Urology                  46            41            12%              12%
                      ------        ------          -----             -----
   ENDOSURGERY        $ 232         $ 207            12%              12%
                      ------        ------          -----             -----
Worldwide             $ 708         $ 672             5%               5%
                      ======        ======          =====             =====


                         Six Months Ended                   Change
                              June 30,            At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

Scimed                $ 802         $ 804             0%                2%
EPT                      48            38            26%               28%
Target                   83            77             8%               10%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $ 933         $ 919             2%                3%

Medi-tech             $ 112         $ 105             7%               10%
Endoscopy               248           221            12%               13%
Urology                  90            81            11%               11%
                      ------        ------          -----             -----
   ENDOSURGERY        $ 450         $ 407            11%               12%
                      ------        ------          -----             -----
Worldwide             $1,383        $1,326            4%                6%
                      ======        ======          =====             =====

GROSS PROFIT
Gross profit as a percentage of net sales increased to 68.2 percent in the second quarter of 2002 from 60.1 percent in the second quarter of 2001, and increased to 68.8 percent in the first half of 2002 from 63.0 percent in the first half of 2001. Excluding charges in both years for expenses associated with the global operations plan and a $49 million provision recorded in the second quarter of 2001 for excess NIR(R) stent inventories, gross margins improved to
70.9 percent in the second quarter of 2002 from 69.6 percent in the second quarter of 2001, and improved to 70.9 percent in the first half of 2002 from
68.9 percent in the first half of 2001. The increase in gross margin in 2002 is primarily due to operational cost improvements achieved through the Company's global operations plan and to shifts in the Company's product sales mix.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
SG&A expenses as a percentage of sales increased to 35 percent of sales in the second quarter of 2002 from 34 percent in the second quarter of 2001 and increased approximately $16 million to $246 million. SG&A expenses as a percentage of sales increased to 35 percent of sales in the first half of 2002 from 34 percent in the first half of 2001 and increased approximately $32 million to $487 million. The increase in expenses in 2002 is primarily attributable to costs associated with businesses acquired in 2001 and costs incurred to expand and strengthen the Company's field sales force.

AMORTIZATION EXPENSE
Amortization expense decreased to $17 million in the second quarter of 2002 from $52 million in the second quarter of 2001 and decreased as a percentage of sales to 2 percent from 8 percent. Amortization expense decreased to $34 million in the first half of 2002 from $75 million in the first half of 2001 and decreased as a percentage of sales to 2 percent from 6 percent. The decrease in expense dollars for the second quarter and first half of 2002 is primarily a result of a $24 million pre-tax write-down of intangible assets related to discontinued research and development programs in the second quarter of 2001 and the adoption on January 1, 2002 of Financial Accounting Standards Board (FASB) Statement No. 142, "Goodwill and Other Intangible Assets". As a result of adoption of Statement No. 142, the Company realized a pre-tax benefit of approximately $12 million and $23 million of amortization reductions for goodwill and indefinite-lived intangible assets in the second quarter and first half of 2002, respectively. This benefit was partially offset by amortization of intangible assets related to businesses acquired in 2001. During the second quarter of 2002, the Company completed the initial impairment review required by Statement No. 142; the Company did not recognize any impairment losses as a result of this review.

ROYALTIES
Royalties decreased to $8 million in the second quarter of 2002 from $9 million in the second quarter of 2001 and remained approximately 1 percent of sales. Royalties decreased to $17 million during the six months ended June 30, 2002 from $18 million during the six months ended June 30, 2001. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE
R&D expense increased to $85 million in the second quarter of 2002 from $71 million in the second quarter of 2001 and increased as a percentage of sales to 12 percent from 11 percent. R&D expense increased to $161 million during the six months ended June 30, 2002 from $127 million during the six months ended June 30, 2001 and increased as a percentage of sales to 12 percent from 10 percent. The increase in research and development expense is primarily due to investment in the Company's drug-eluting stent technology and in development programs acquired in connection with the Company's business combinations consummated in 2001.

Throughout 2002, the Company expects to increase its investment in research and development over 2001 levels to fund the development of new products and to expand clinical trials, including the Company's TAXUS(TM) drug-eluting stent program. The TAXUS program is a series of clinical studies designed to collect data on Boston Scientific's proprietary paclitaxel-eluting stent technology for reducing coronary restenosis, the growth of tissue within an artery after angioplasty and stenting. Paclitaxel, the active component of a popular chemotherapeutic agent, has demonstrated promising results in pre-clinical and clinical studies for reducing the processes leading to restenosis. The comprehensive TAXUS program positions Boston Scientific to launch paclitaxel-eluting stents in European and other international markets in late 2002, in the U.S. in late 2003 and in Japan in early 2005, subject to regulatory approvals.

The TAXUS I trial confirmed safety and reported zero thrombosis and zero restenosis. The TAXUS II trial completed enrollment of 537 patients in January, and the patients are now in the follow-up period. Preliminary safety data from TAXUS II presented in March at the American College of Cardiology annual meeting provided further support for the safety of paclitaxel-eluting stents. The TAXUS III trial studied the treatment of in-stent restenosis and reported final six-month results in May, with no stent thromboses and no deaths and an overall binary restenosis rate of 16 percent. Actual performance within the paclitaxel-eluting stent yielded a restenosis rate of 4 percent. The TAXUS IV trial completed enrollment during the second quarter of 2002, and the patients are now in the follow-up period. TAXUS IV is a pivotal study designed to collect data to support regulatory filings for U.S. product commercialization. The prospective, randomized, double-blind trial is designed to assess the safety and efficacy of a slow-release dose formulation paclitaxel-eluting TAXUS stent system. Boston Scientific has also initiated a transitional registry program (WISDOM) in a number of countries as part of a limited commercial launch of its TAXUS(TM) Express(TM) paclitaxel-eluting stent system.

INTEREST EXPENSE AND OTHER, NET
Interest expense decreased to $10 million in the second quarter of 2002 from $16 million in the second quarter of 2001 and decreased to $22 million during the six months ended June 30, 2002 from $30 million during the six months ended June 30, 2001. The decrease in interest expense is primarily attributable to lower average interest rates in the three and six month periods ended June 30, 2002 as compared to the prior year. Other, net, decreased to an expense of $18 million in the second quarter of 2002 from income of less than $1 million in the second quarter of 2001, and decreased to an expense of $14 million during the first half of 2002 from income of $1 million during the first half of 2001. The change is primarily due to a charitable donation of $18 million to fund the newly created

Boston Scientific Foundation during the second quarter of 2002. The Boston Scientific Foundation is a philanthropic organization whose mission is to improve the health of individuals and communities, and to enhance educational opportunity.

EFFECTIVE TAX RATE
The Company's effective tax rate, excluding the impact of after-tax charges related to the 2002 and 2001 acquisitions, was 30 percent in the first half of 2002 and 2001. Management currently estimates that the 2002 effective tax rate will remain at approximately 30 percent. However, the effective tax rate could be positively or negatively impacted by changes in the geographic mix of the Company's income or by business acquisitions.

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

During the second quarter of 2002, the Company substantially completed the plant optimization initiative. The Company's plan resulted in the consolidation of manufacturing operations along product lines and the shifting of significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan included the discontinuation of manufacturing activities at three facilities in the U.S., and included the planned displacement of approximately 1,700 manufacturing, manufacturing support and management employees. At June 30, 2002, the Company had approximately $13 million of accrued severance and related costs associated with the plant optimization initiative. During the first half of 2002, the Company recorded pre-tax expenses of $23 million as cost of sales primarily related to transition costs associated with the plant optimization plan and to abnormal production variances related to underutilized plant capacity. In addition, during the second quarter of 2002, the Company recorded a $6 million pre-tax charge to cost of sales for severance and related costs associated with its global operations strategy. The approximately 250 affected employees include manufacturing, manufacturing support and management personnel. The reductions result from the Company's continued achievement of operational efficiencies within its plant network and its continued effort to reduce costs. The Company continues to seek opportunities within its operations network to increase productivity and reduce costs.

The Company estimates that the global operations plan will achieve future pre-tax operating savings, relative to the base year of 1999, of approximately $220 million in 2002 and $250 million in annualized savings thereafter. These savings will be realized primarily as reduced cost of sales. Additionally, the Company intends to use a portion of these savings to fund its increased investment in research and development.

PURCHASED RESEARCH AND DEVELOPMENT
On June 13, 2002, the Company completed its acquisition of the remaining 93 percent of the outstanding shares of EMT in an all-cash transaction for an initial payment of approximately $50 million, plus contingent payments upon achievement of certain milestones. EMT designs, manufactures and markets Enteryx(TM), a liquid polymer technology for the treatment of gastroesophageal reflux disease (GERD). The acquisition is intended to expand the Company's Endosurgery product offerings in the GERD market.

On June 27, 2002, the Company completed its tender offer relating to its acquisition of the outstanding shares of BEI Medical Systems Company, Inc. (BEI) in an all-cash transaction for approximately $95 million. BEI designs, manufactures and markets less-invasive technology used by gynecologists to treat excessive uterine bleeding due to benign causes. The acquisition is intended to expand the Company's product offerings in the area of women's health and will become part of the Company's Endosurgery group.

The Company's acquisitions were accounted for using the purchase method of accounting. The consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company. The EMT acquisition involves potential earn-out payments based on the acquired company reaching certain milestones. These payments would be allocated to specific intangible asset categories with the remainder assigned to excess of cost over net assets acquired as if the consideration had been paid as of the date of acquisition.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded a charge of approximately $45 million to account for purchased research and development related to EMT. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets subject to amortization recorded in connection with the EMT and BEI acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

The income approach was used to establish the fair values of purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs acquired in connection with the EMT acquisition, risk-adjusted discount rates ranging from 18 percent to 26 percent were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant project, relative to the purchased research and development charge recorded in connection with the EMT acquisition, is the Enteryx(TM) technology for the treatment of GERD, which represents approximately 87 percent of the in-process value. Enteryx is a patented liquid polymer for the treatment of GERD. As of the date of acquisition, the project was expected to be completed and the product to be commercially available within one to two years, with an estimated cost to complete of approximately $2 million.

The Company's research and development projects acquired in connection with its 2001 business combinations are generally progressing in line with the estimates set forth in the Company's 2001 Annual Report on Form 10-K, with the exception of the next-generation Infiltrator(R) transluminal drug-delivery catheter project. Due to superior drug-delivery products available to the Company, the Company has reduced its future revenue projections for this product. The Company expects to continue to pursue this and other research and development projects acquired in connection with its 2001 business combinations and believes it has a reasonable chance of completing the projects.

OUTLOOK
The worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly the earlier introduction of drug-eluting stents by the Company's competitors, may negatively impact the Company's revenues. The Company anticipates that its global NIR(R) coronary stent market share will continue to decline during 2002 as physician acceptance of the NIR(R) coronary stent platform continues to erode. However, during the fourth quarter of 2001, the Company launched its Express coronary stent in European and other international markets, significantly increasing its share of these coronary stent markets following the launch. The Company anticipates launching the Express coronary stent in the U.S. during the second half of 2002 and in Japan in 2003.

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

As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and/or make additional investments in existing relationships. During the first half of 2002 and during 2001, the Company consummated several business acquisitions and strategic alliances. Management believes it is developing a sound plan to integrate these businesses acquired in 2002 and 2001. The failure to successfully integrate these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these and other acquisitions consummated during the last five years, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

Uncertainty remains with regard to future changes within the health care industry. The trend toward managed care and economically motivated and more sophisticated buyers in the U.S. may result in continued pressure on selling prices of certain products and compression of gross margins. In addition to impacting selling prices, the trend to managed care in the U.S. has also resulted in more complex billing and collection procedures. The Company's ability to react effectively to the changing environment may impact its bad debt and sales allowances in the future. Further, the U.S. marketplace is increasingly characterized by consolidation among health care providers and purchasers of medical devices who prefer to limit the number of suppliers from which they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $144 million at June 30, 2002, compared to $185 million at December 31, 2001. The Company had $15 million of working capital at June 30, 2002, as compared to $275 million at December 31, 2001. The decrease in working capital is primarily due to an increase in short-term borrowings at June 30, 2002 and to an acquisition obligation recorded in connection with the consummation of the BEI transaction, which was paid in July of 2002. Cash generated by operating activities along with cash provided by the Company's borrowings during the first half of 2002 were primarily used to fund acquisitions, strategic alliances and capital expenditures during the period.

The Company had approximately $510 million and $99 million of commercial paper outstanding at June 30, 2002 and December 31, 2001, respectively. In addition, the Company had approximately $135 million and $547 million in revolving credit facility borrowings outstanding at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002, the revolving credit facilities totaled approximately $1.6 billion, consisting of a new $1 billion credit facility that terminates in May 2003 and a $600 million credit facility that terminates in August 2006. The new $1 billion credit facility replaces an existing $1 billion credit facility that was scheduled to mature in June 2002 having similar terms and conditions.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $320 million of its short-term borrowings will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at June 30, 2002, compared to $471 million classified as long-term at December 31, 2001.

During the first quarter of 2002, the Company repaid 6 billion Japanese yen (translated to approximately $45 million at the date of repayment and $46 million at December 31, 2001) of borrowings outstanding with a syndicate of Japanese banks.

The Company has recognized net deferred tax assets aggregating $195 million at June 30, 2002 and $131 million at December 31, 2001. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development and net operating loss carryforwards. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

As of June 30, 2002, the Company has made cash outlays of approximately $145 million for the plant optimization initiative. The Company anticipates that it will make additional cash outlays of approximately $15 million related to the initiative during the remainder of 2002. The Company anticipates that additional cash outlays will be funded from cash flows from operating activities and from the Company's borrowing capacity. The remaining cash outlays primarily relate to severance costs.

Additionally, the Company expects to incur capital expenditures of approximately $50 million during the remainder of 2002. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including anticipated capital expenditures, acquisition-related payments and other strategic initiatives.

LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in Note J to the condensed consolidated financial statements contained herein, Note H to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 and the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future. As of June 30, 2002 the range of loss for reasonably possible contingencies that can be estimated is $0 to $80 million plus interest.

Further, product liability claims against the Company may be asserted in the future related to events not known to management at the present time. As a result of current economic factors impacting the insurance industry, at the beginning of the third quarter of 2002, the Company elected to become substantially self-insured with respect to general and product liability claims. Losses for claims in excess of the limits of purchased insurance would be recorded at the time and to the extent they are probable and estimable. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson filed a suit for patent infringement against the Company and SCIMED alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late November through early December 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but did infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, in response to the Company's motion for reconsideration of the liability verdict, the Court also set aside the verdict of infringement, requiring a new trial. The case has been stayed pending the outcome of a related case.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward- looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

  o volatility in the coronary stent market, competitive offerings and the timing of submission for and receipt of regulatory approvals to market Express coronary stents, TAXUS drug-eluting stents and other coronary and peripheral stent platforms;

  o the Company's ability to timely launch the Express coronary stent in the U.S. and Japanese markets and the TAXUS drug-eluting stent in the U.S. and international markets;

  o the continued decline in NIR(R) coronary stent sales and changes in the mix of coronary stent platforms;

  o the development and introduction of competing or technologically advanced products by the Company's competitors;

  o the Company's ability to achieve estimated operating savings from the global operations plan within its cost estimates;

  o the Company's ability to continue to increase productivity, achieve manufacturing cost declines, gross margin benefits and inventory reductions from its manufacturing process and supply chain programs;

  o the ability of the Company to manage accounts receivable and gross margins and to react effectively to the changing managed care environment, reimbursement levels and worldwide economic and political conditions;

  o the Company's ability to integrate and realize benefits from the BEI and EMT acquisitions and the acquisitions consummated in 2001 and from the Company's other strategic alliances;

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

  o the Company's ability to take advantage of opportunities that exist in the markets it serves;

  o the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company;

  o the Company's ability to maintain its effective tax rate for 2002 and to substantially recover its net deferred tax assets;

  o  the ability of the Company to meet its projected cash needs;

  o  risks associated with international operations;

  o the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins;

  o the effect of litigation and compliance activities on the Company's loss contingency, legal provision and cash flow; and

  o the impact of stockholder, patent, product liability, Federal Trade Commission, Medinol and other litigation, as well as the outcome of the U.S. Department of Justice investigation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had foreign currency derivative instruments outstanding in the notional amounts of $1,033 million and $845 million as of June 30, 2002 and December 31, 2001, respectively. The Company has recorded $10 million of assets and $26 million of liabilities to recognize the fair value of these instruments at June 30, 2002, compared to $76 million of assets at December 31, 2001. As of June 30, 2002, a 10 percent increase in the U.S. dollar's value relative to the hedged foreign currencies would increase the derivative instruments' fair value by approximately $92 million. As of June 30, 2002, a 10 percent decrease in the U.S. dollar's value relative to the hedged foreign currencies would decrease the derivative instruments' fair value by approximately $94 million. Any increase or decrease in the fair value of the Company's foreign exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

The Company had interest rate swap contracts outstanding in the notional amount of $563 million and $557 million at June 30, 2002 and December 31, 2001, respectively. The Company has recorded approximately $3 million and $15 million of other long-term liabilities to recognize the fair value of these instruments at June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002, a 100 basis point increase in global interest rates would decrease the derivative instruments' fair value by $11 million. As of June 30, 2002, a 100 basis point decrease in global interest rates would increase the derivative instruments' fair value by $13 million. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.

PART II
                                OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

            Note J -Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            The Annual Meeting of Stockholders of the Company was held on May 7, 2002, to consider and vote upon the proposal to elect four Class I Directors of the Company to hold office until the 2005 Annual Meeting of Stockholders, one Class II Director of the Company to hold office until the 2003 Annual Meeting of Stockholders and one Class III Director to hold office until the 2004 Annual Meeting of Stockholders of the Company, and until their respective successors are chosen and qualified or until their earlier resignation, death or removal. The stockholders elected the following Directors as follows:

            -------------------------------- --------------- -------------
            NOMINEES                               FOR          WITHHELD
            -------------------------------- --------------- -------------
            Class I
            -------------------------------- --------------- -------------
               Ray J. Groves                   353,641,054     5,339,875
            -------------------------------- --------------- -------------
               Peter M. Nicholas               349,930,307     9,050,622
            -------------------------------- --------------- -------------
               Warren B. Rudman                351,598,765     7,382,163
            -------------------------------- --------------- -------------
               James R. Tobin                  353,593,598     5,387,331
            -------------------------------- --------------- -------------
            Class II
            -------------------------------- --------------- -------------
               Uwe E. Reinhardt                353,611,638     5,369,290
            -------------------------------- --------------- -------------
            Class III
            -------------------------------- --------------- -------------
               Ursula M. Burns                 353,592,545     5,388,383
            -------------------------------- --------------- -------------

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 10.1 Form of Credit Agreement among Boston Scientific Corporation and The Several Lenders dated as of May 31, 2002.

                 99.1 Certification by Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                 99.2 Certification by Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


            (b) The following current reports were filed during the quarter ended June 30, 2002.

                 None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2002.



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