Form 10-Q
period 2002-09-30
BOSTON SCIENTIFIC CORP
filed 2002-11-15
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the quarterly period ended: September 30, 2002


                         Commission file number: 1-11083



                          BOSTON SCIENTIFIC CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                   DELAWARE                                     04-2695240
        ----------------------------                         ----------------
        (State or other jurisdiction                         (I.R.S. Employer
      of incorporation or organization)                     Identification No.)


One Boston Scientific Place, Natick, Massachusetts              01760-1537
--------------------------------------------------              ----------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (508) 650-8000
                                                     --------------


               ---------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  [X]   No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            Yes  [X]   No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                      Shares Outstanding as
           Class                                      of September 30, 2002
----------------------------                          ---------------------
Common Stock, $.01 Par Value                               407,841,321

================================================================================

                                  Page 1 of 41
                            Exhibit Index on Page 38

                                TABLE OF CONTENTS



PART I     FINANCIAL INFORMATION                                        Page No.

ITEM 1.    Condensed Consolidated Financial Statements ...................  3

           Condensed Consolidated Balance Sheets .........................  3

           Condensed Consolidated Statements of Operations ...............  5

           Condensed Consolidated Statements of Cash Flows ...............  6

           Notes to Condensed Consolidated Financial Statements ..........  7

ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations ........................... 22

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk .... 37

ITEM 4.    Controls and Procedures ....................................... 37


PART II    OTHER INFORMATION ............................................. 38

ITEM 1.    Legal Proceedings ............................................. 38

ITEM 6.    Exhibits and Reports on Form 8-K .............................. 38



SIGNATURE ................................................................ 39


CERTIFICATIONS ........................................................... 40

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)
                                                   September 30,   December 31,
In millions, except share and per share data           2002           2001
-------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                       $        259    $        180
   Short-term investments                                                     5
   Trade accounts receivable, net                           399             370
   Inventories                                              257             303
   Other current assets                                     259             248
                                                   ------------    ------------
         Total current assets                             1,174           1,106

Property, plant and equipment                             1,112           1,045
Less: accumulated depreciation                              485             453
                                                   ------------    ------------
                                                            627             592

Excess of cost over net assets acquired                     971             928
Technology - core, net                                      554             541
Technology - developed, net                                 226             221
Patents, net                                                314             264
Trademarks and other intangibles, net                       108             110
Other assets                                                293             212
                                                   ------------    ------------
                                                   $      4,267    $      3,974
                                                   ============    ============



       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                                   September 30,   December 31,
In millions, except share and per share data                                           2002            2001
---------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                                                $         99
   Bank obligations                                                                $        268             132
   Accounts payable and accrued expenses                                                    528             475
   Other current liabilities                                                                238             125
                                                                                   ------------    ------------
         Total current liabilities                                                        1,034             831

Long-term debt                                                                              840             973
Other long-term liabilities                                                                 107             155

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
      414,922,050 shares issued at September 30, 2002 and
     December 31, 2001                                                                        4               4
   Additional paid-in capital                                                             1,222           1,225
   Treasury stock, at cost - 7,080,729 shares at September 30, 2002 and
     9,668,427 shares at December 31, 2001                                                 (114)           (173)
   Deferred compensation                                                                     (2)            (10)
   Retained earnings                                                                      1,290           1,031
   Accumulated other comprehensive loss                                                    (114)            (62)
                                                                                   ------------    ------------
   Total stockholders' equity                                                             2,286           2,015
                                                                                   ------------    ------------
                                                                                   $      4,267    $      3,974
                                                                                   ============    ============



       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                   September 30,
In millions, except per share data                     2002            2001            2002            2001
---------------------------------------------------------------------------------------------------------------
Net sales                                          $        722    $        670    $      2,105    $      1,996
Cost of products sold                                       211             214             643             704
                                                   ------------    ------------    ------------    ------------
Gross profit                                                511             456           1,462           1,292

Selling, general and administrative expenses                249             232             736             687
Amortization expense                                         19              30              53             105
Royalties                                                     9              10              26              28
Research and development expenses                            87              72             248             199
Purchased research and development                                           10              45             277
Litigation settlements, net                                 (99)                            (99)
Restructuring-related charges                                                                                 4
                                                   ------------    ------------    ------------    ------------
                                                            265             354           1,009           1,300
                                                   ------------    ------------    ------------    ------------
Operating income (loss)                                     246             102             453              (8)

Other income (expense):
   Interest expense                                         (10)            (16)            (32)            (46)
   Other, net                                                (1)              1             (15)              2
                                                   ------------    ------------    ------------    ------------

Income (loss) before income taxes                           235              87             406             (52)
Income taxes                                                 74              29             138              67
                                                   ------------    ------------    ------------    ------------
Net income (loss)                                  $        161    $         58    $        268    $       (119)
                                                   ============    ============    ============    ============

Net income (loss) per common share - basic         $       0.40    $       0.14    $       0.66    $      (0.30)
                                                   ============    ============    ============    ============
Net income (loss) per common share -
   assuming dilution                               $       0.39    $       0.14    $       0.65    $      (0.30)
                                                   ============    ============    ============    ============

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
In millions                                                                            2002            2001
---------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                              $        540    $        328

Investing activities:
    Purchases of property, plant and equipment, net                                         (87)            (94)
    Acquisitions of businesses, net of cash acquired                                       (136)           (548)
    Payments for acquisitions of and/or investments in certain technologies, net           (175)            (65)
    Sales of available for sale securities                                                   20              20
                                                                                   ------------    ------------
Cash used for investing activities                                                         (378)           (687)

Financing activities:
    Net increase in commercial paper                                                        188              18
    Net (payments on) proceeds from revolving borrowings                                   (263)            363
   Proceeds from notes payable and long-term debt                                                             3
   Payments on notes payable, capital leases and long-term borrowings                       (54)             (8)
   Proceeds from issuances of shares of common stock                                         43              28
                                                                                   ------------    ------------
Cash (used for) provided by financing activities                                            (86)            404
Effect of foreign exchange rates on cash                                                      3
                                                                                   ------------    ------------
Net increase in cash and cash equivalents                                                    79              45
Cash and cash equivalents at beginning of period                                            180              54
                                                                                   ------------    ------------
Cash and cash equivalents at end of period                                         $        259    $         99
                                                                                   ============    ============



       See notes to unaudited condensed consolidated financial statements.

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2001.

Investments in companies over which Boston Scientific has the ability to exercise significant influence are accounted for under the equity method if Boston Scientific holds 50 percent or less of the voting stock. During the third quarter of 2002, Boston Scientific changed to the cost method of accounting for its investment in Medinol Ltd. (Medinol) from the equity method. Due to the ongoing litigation between Medinol and the Company, and the lack of available financial information, the Company believes that it no longer has the ability to exercise significant influence over Medinol's operating and financial policies. This change had no material impact on the Company's financial statements. At September 30, 2002, the Company had a 22 percent ownership interest in Medinol at a carrying value of approximately $25 million. The Company regularly reviews its investments to determine whether these investments are impaired. If so, the carrying value is written down to fair value in the period identified.

Note B - Comprehensive Income/Loss

For the three months ended September 30, 2002 and 2001, the Company reported comprehensive income of $167 million and $51 million, respectively. For the nine months ended September 30, 2002 and 2001, the Company reported comprehensive income of $216 million and a comprehensive loss of $124 million, respectively. The increase in comprehensive income for the nine months ended September 30, 2002 is primarily a result of net gains recognized in 2002 from litigation settlements, and decreases in purchased research and development and other non-recurring charges. Comprehensive income for the three and nine months ended September 30, 2002 was reduced relative to reported net income due to decreases in the Company's unrealized gains on derivative financial instruments.

Note C - Earnings Per Share

The following table sets forth the computations of basic and diluted earnings per share:

                                                                   Three Months                        Nine Months
                                                                Ended September 30,                Ended September 30,
(In millions, except share and per share data)                 2002             2001              2002            2001
-------------------------------------------------------------------------------------------------------------------------
Basic:
  Net income (loss)                                         $      161       $       58       $      268       $     (119)
  Weighted average shares outstanding (in thousands)           407,213          402,507          406,174          400,711
  Net income (loss) per common share                        $     0.40       $     0.14       $     0.66       $    (0.30)
                                                            ==========       ==========       ==========       ==========

Assuming dilution:
  Net income (loss)                                         $      161       $       58       $      268       $     (119)
  Weighted average shares outstanding (in thousands)           407,213          402,507          406,174          400,711
  Net effect of dilutive stock-based compensation
   (in thousands)                                                7,695            4,215            6,816
                                                            ----------       ----------       ----------       ----------
  Total (in thousands)                                         414,908          406,722          412,990          400,711
  Net income (loss) per common share                        $     0.39       $    0.14        $     0.65       $    (0.30)
                                                            ==========       ==========       ==========       ==========

For the nine months ended September 30, 2001, approximately 4 million potential common shares were not included in the computation of earnings per share, assuming dilution, as they would have been anti-dilutive.

Note D - Change in Estimated Effective Tax Rate

The Company changed its estimate of its 2002 effective tax rate, excluding the impact of after-tax special charges and credits, to 29 percent from 30 percent in the third quarter of 2002. The decrease is primarily attributable to geographic changes in the manufacturing of the Company's products. The cumulative effect of this reduction resulted in an increase in the Company's net income for the nine months ended September 30, 2002 of $4 million, or $0.01 per share (diluted), of which approximately $3 million represents the impact for the first half of 2002.

Note E - Business Combinations

On June 13, 2002, the Company completed its acquisition of the 93 percent of the outstanding shares of Enteric Medical Technologies, Inc. (EMT) not previously owned by the Company in an all-cash transaction for an initial payment of approximately $50 million, plus contingent payments upon achievement of certain milestones. EMT designs, manufactures and markets Enteryx(TM), a liquid polymer technology for the treatment of gastroesophageal reflux disease (GERD). The acquisition is intended to expand the Company's Endosurgery product offerings in the GERD market.

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

On December 13, 2001, the Company announced that it had exercised a pre-existing option to acquire Smart Therapeutics, Inc. (Smart). Smart is a development company that focuses on self-expanding technologies for intracranial therapies. The Company anticipates this acquisition will be completed in the fourth quarter of 2002 for an initial payment of $50 million, plus contingent payments upon achievement of certain milestones.

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company. The EMT acquisition involves potential earn-out payments based on EMT reaching certain milestones. These payments would be allocated to specific intangible asset categories with the remainder assigned to excess of cost over net assets acquired as if the consideration had been paid as of the date of acquisition.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded a charge of approximately $45 million to account for purchased research and development related to EMT. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the product. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets subject to amortization recorded in connection with the EMT and BEI acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

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

The Company's research and development projects acquired in connection with its 2001 business combinations are generally progressing in line with the estimates set forth in the Company's 2001 Annual Report on Form 10-K, with the exception of the Interventional Technologies, Inc. (IVT) next-generation Infiltrator(R) transluminal drug-delivery catheter project. Due to alternative drug-delivery products available to the Company, the Company has reduced its future revenue projections for this product. The Company expects to continue to pursue this and other research and development projects acquired in connection with its 2001 business combinations and believes it has a reasonable chance of completing the projects.

Note F - Global Operations Strategy

During the second quarter of 2002, the Company substantially completed the plant optimization initiative. The plant optimization initiative has created a better allocation of the Company's resources by forming a more effective network of manufacturing and research and development facilities. The Company's plan resulted in the consolidation of manufacturing operations along product lines and the shifting of significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan included the discontinuation of manufacturing activities at three facilities in the U.S., and included the planned displacement of approximately 1,700 manufacturing, manufacturing support and management employees. In addition, during the second quarter of 2002, the Company recorded a $6 million pre-tax charge to cost of sales for severance and related costs associated with its global operations strategy. The approximately 250 affected employees include manufacturing, manufacturing support and management personnel. The reductions result from the Company's continued achievement of operational efficiencies within its plant network and its continued effort to reduce costs. At September 30, 2002, the Company had approximately $9 million of accrued severance and related costs remaining associated with its global operations strategy. As of September 30, 2002, approximately $55 million had been charged against the restructuring accrual since the inception of the global operations strategy for employees terminated as a part of the Company's global operations strategy.

Note G - Borrowings and Credit Arrangements

In August 2002, the Company entered into a revolving credit and security facility providing for up to $200 million of additional borrowing capacity secured by the Company's domestic trade accounts receivable. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. At September 30, 2002, $159 million was outstanding under this facility and bore interest at asset-backed commercial paper rates plus 0.35 percent, or approximately 2.2 percent at September 30, 2002. Certain significant changes in the quality of the Company's receivables may cause an amortization event under this facility. An amortization event may require the Company to immediately repay borrowings under the facility. The financing structure required the Company to create a wholly owned special purpose entity, which is consolidated by the Company. This entity purchases receivables from the Company and then borrows from two third-party financial institutions using U.S. trade accounts receivable as collateral. The transactions remain on the Company's balance sheet because the Company has the right to prepay any borrowings outstanding, allowing the Company to retain effective control over the receivables. Accordingly, pledged receivables and the corresponding borrowings are included as trade-accounts receivable, net and bank obligations, respectively, on the accompanying condensed consolidated balance sheets.

The Company had approximately $286 million and $99 million of commercial paper outstanding at September 30, 2002 and December 31, 2001, respectively. In addition, the Company had approximately $125 million and $547 million in unsecured revolving credit facility borrowings outstanding at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the revolving credit facilities totaled approximately $1.6 billion, consisting of a $1 billion credit facility that terminates in May 2003 and a $600 million credit facility that terminates in August 2006.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $306 million of its short-term borrowings, including $286 million of commercial paper and $20 million of bank obligations, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at September 30, 2002, compared to $471 million of bank obligations classified as long-term at December 31, 2001.

During the first quarter of 2002, the Company repaid 6 billion Japanese yen (translated to approximately $45 million at the date of repayment and $46 million at December 31, 2001) of borrowings outstanding with a syndicate of Japanese banks.

Note H - Inventories

The components of inventory consist of the following:

                              September 30,   December 31,
(In millions)                     2002           2001
----------------------------------------------------------
Finished goods                    $154           $146
Work-in-process                     51             69
Raw materials                       52             88
                                  ----           ----
                                  $257           $303
                                  ====           ====

The Company had approximately $11 million and $34 million of net NIR(R) coronary stent inventory on hand at September 30, 2002 and December 31, 2001, respectively.

Note I - Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company fully adopted the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Statement No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. As a result of adoption, the Company realized a pre-tax benefit of approximately $12 million and $35 million of amortization reductions for goodwill and indefinite-lived intangible assets in the third quarter and nine months ended September 30, 2002, respectively. This benefit was partially offset by amortization of intangible assets related to businesses acquired in 2001 and 2002. During the second quarter of 2002, the Company completed the initial impairment review required by Statement No. 142; the Company did not recognize any impairment losses as a result of this review.

The following table provides comparative earnings and earnings per share had the non-amortization provisions of Statement No. 142 been adopted for all periods presented:

                                                           Three Months                        Nine Months
                                                        Ended September 30,                Ended September 30,
(In millions, except share and per share data)        2002              2001              2002             2001
-----------------------------------------------------------------------------------------------------------------
Reported net income (loss)                         $     161         $      58        $     268        $    (119)
Add back: amortization of goodwill, net of tax                               5                                15
Add back: amortization of indefinite-lived
  trademarks and technology-core, net of tax                                 2                                 8
                                                   ---------         ---------        ---------        ---------
Adjusted net income (loss)                         $     161         $      65        $     268        $     (96)
                                                   =========         =========        =========        =========
Basic:
  Weighted average shares outstanding
    (in thousands)                                   407,213           402,507          406,174          400,711
  Net income (loss) per common share:
           Reported                                $    0.40         $    0.14        $    0.66        $   (0.30)
           Adjusted                                                  $    0.16                         $   (0.24)
                                                   =========         =========        =========        =========
Assuming dilution:
  Weighted average shares outstanding
    (in thousands)                                   407,213           402,507          406,174          400,711
  Net effect of dilutive
   stock-based compensation                            7,695             4,215            6,816
    (in thousands)
                                                   ---------         ---------        ---------        ---------
  Total (in thousands)                               414,908           406,722          412,990          400,711
  Net income (loss) per common share:
           Reported                                $    0.39         $    0.14        $    0.65        $   (0.30)
           Adjusted                                                  $    0.16                         $   (0.24)
                                                   =========         =========        =========        =========

The following table provides the gross carrying amount of all intangible assets and the related accumulated amortization for intangible assets subject to amortization at September 30, 2002.

                                           Gross Carrying         Accumulated
(In millions)                                  Amount            Amortization
--------------------------------------------------------------------------------
Amortized intangible assets:
Technology- core                                 209                  11
Technology- developed                            345                 119
Patents                                          418                 104
Other intangibles                                166                  74
                                               -----               -----
          Total                                1,138                 308
                                               =====               =====

Unamortized intangible assets:
Excess of cost over net assets acquired          971
Technology- core                                 356
Trademarks                                        16
                                               -----
          Total                                1,343
                                               =====

Total amortization expense for the three months ended September 30, 2002 was $19 million as compared to $30 million for the three months ended September 30, 2001. Total amortization expense for the nine months ended September 30, 2002 was $53 million as compared to $105 million for the nine months ended September 30, 2001. During the second quarter of 2001, the Company recorded a $24 million pre-tax write-down of intangible assets.

The following table provides estimated amortization expense for each of the five succeeding fiscal years based upon the Company's intangible asset portfolio at September 30, 2002.
                                    Estimated
                               Amortization Expense
           Fiscal Year            (In millions)
           -----------         --------------------
              2002                     72
              2003                     76
              2004                     74
              2005                     74
              2006                     74

The following table provides changes in the carrying amount of goodwill by segment for the nine months ended September 30, 2002.


                                   United                               Inter-
(In millions)                      States      Europe      Japan     Continental
--------------------------------------------------------------------------------
Balance as of December 31, 2001     759          95          41           33
Purchase price adjustments          (22)         (1)         (3)
Goodwill acquired                    64           3
Foreign currency translation                      2
                                   ----        ----        ----         ----
Balance as of September 30, 2002    801          99          38           33
                                   ====        ====        ====         ====

The purchase price adjustments relate primarily to adjustments to properly reflect the fair value of deferred tax assets and liabilities acquired in connection with the 2001 acquisitions.

Note J - New Accounting Standard

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which is effective for exit or disposal activities that are initiated after December 31, 2002. Statement No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The Company does not believe that Statement No. 146 will have a material impact on its financial statements and related disclosures. The Company will adopt the provisions of Statement No. 146 effective January 1, 2003.

Note K - Commitments and Contingencies

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified below, in Note J to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002, Note H to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 and in the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future. As of September 30, 2002, the range of loss for reasonably possible contingencies that can be estimated is not material.

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

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands and Belgium, and on March 17, 1997 filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. A hearing related to the French invalidity suits was held on November 19, 2001. On January 16, 2002, the French Court found one of the patents to be valid and the other to be invalid. The Company filed an appeal on November 4, 2002.

On April 14, 2000, the Company (through its subsidiaries) and Medinol Ltd. (Medinol) filed suit for patent infringement against Johnson & Johnson, Cordis and a subsidiary of Cordis alleging that a patent owned by Medinol and exclusively licensed to the Company is infringed by Cordis' BX Velocity(TM) stent delivery system. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On June 7, 1999, the Company, SCIMED, and Medinol filed suit for patent infringement against Johnson & Johnson, Johnson & Johnson Interventional Systems and Cordis, alleging two U.S. patents owned by Medinol and exclusively licensed to the Company are infringed by Cordis' Crown(TM), MINICrown(TM) and CORINTHIAN(TM) stents. The suit was filed in the U.S. District Court for the District of Minnesota seeking injunctive and monetary relief. The Minnesota action was transferred to the U.S. District Court for the District of Delaware and consolidated with the Delaware action filed by the Company. A trial was held in August 2001 on both actions. On September 7, 2001, a jury found that Cordis' BX Velocity, Crown, and MINICrown stents do not infringe the patents, and that the asserted claims of those patents are invalid. The jury also found that Cordis' CORINTHIAN stent infringes a valid Medinol patent claim and awarded the Company and Medinol $8.3 million in damages. On January 25, 2002, the Court entered final judgment on the Corinthian stent in favor of the Company. On September 27, 2002, final judgment was entered in favor of Cordis on the BX Velocity, Crown and MINICrown stents, and the Company's motion for a new trial was denied. The Company has filed a motion for reconsideration.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001, and on June 6, 2001, the Court issued a written decision that Cordis' BX Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal has been scheduled for April 3, 2003.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. Trial is scheduled to begin in June 2004.

LITIGATION WITH MEDTRONIC, INC.

On September 18, 2002, the Company and Medtronic, Inc. (Medtronic) entered into an agreement to settle several pending patent infringement lawsuits between the companies and their affiliates. As part of the settlement, the companies agreed to cross-license certain patents in the fields of abdominal aortic aneurysm repair, embolic protection, nitinol technology and catheter manufacture. Medtronic also agreed to pay $175 million to the Company in settlement of the April 2001 arbitration award which found that certain Medtronic products infringed the Company's rapid exchange technology.

On March 28, 2000, the Company and certain subsidiaries filed suit for patent infringement against Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, alleging that Medtronic AVE's S670(TM) rapid exchange coronary stent system infringes a patent exclusively licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In July 2000, this matter was sent to arbitration. An arbitration hearing was held in April 2001 to determine whether Medtronic AVE's S670 and S660(TM) rapid exchange coronary stent delivery systems and the R1 rapid exchange catheter are licensed. On July 18, 2001, the arbitration panel determined that the accused Medtronic AVE products sold in the United States willfully infringe the patent exclusively licensed to the Company. The Company was awarded $169 million in damages, as well as costs and attorneys' fees, and a permanent injunction against Medtronic AVE's sales of its S670, S660 and BeStent 2(TM) stent delivery systems and R1S rapid exchange catheter. On September 18, 2001, the U.S. District Court for the Northern District of California confirmed the arbitration decision. On October 17, 2001, Medtronic AVE appealed the confirmation of the award and on July 10, 2002, Medtronic AVE's appeal was heard before the Court of Appeals for the Federal Circuit. The case was dismissed pursuant to a Settlement Agreement between the parties dated September 18, 2002.

On March 10, 1999, the Company (through its subsidiary Schneider (Europe) AG) filed suit against Medtronic AVE alleging that Medtronic AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid-exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. An expert's report was submitted to the Court on November 6, 2001 and a hearing was held on May 2, 2002. On June 11, 2002, the Court ruled that the Medtronic products infringed the Company's patents. Medtronic filed an appeal. Medtronic is obligated to dismiss its appeal pursuant to a Settlement Agreement between the parties dated September 18, 2002.

On July 7, 1999, Medtronic filed suit against the Company and SCIMED, alleging that SCIMED's RADIUS(TM) stent infringes two patents owned by Medtronic. The suit was filed in the U.S. District Court for the Fourth District Court of Minnesota seeking injunctive and monetary relief. The Company answered, denying allegations of the complaint. The case was dismissed pursuant to a Settlement Agreement between the parties dated September 18, 2002.

On February 14, 2002, SCIMED filed suit for patent infringement against Medtronic and Medtronic AVE alleging Medtronic AVE's Guardwire Plus(TM) product infringes one U.S. patent owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The case was dismissed pursuant to a Settlement Agreement between the parties dated September 18, 2002.

On February 14, 2002, SCIMED and Corvita Corporation, a subsidiary of the Company, filed suit for patent infringement against Medtronic and Medtronic AVE alleging Medtronic's AneuRx(TM) product infringes seven U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The case was dismissed pursuant to a Settlement Agreement between the parties dated September 18, 2002.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Medtronic, Medtronic AVE and Cordis alleging certain balloon catheters, stent delivery systems and guide catheters sold by Medtronic and Medtronic AVE infringe six U.S. patents owned by the Company and certain balloon catheters, stent delivery systems and guide catheters sold by Johnson & Johnson and Cordis infringe six U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. The Company dismissed its claims against Medtronic and Medtronic AVE pursuant to the Settlement Agreement between the parties dated September 18, 2002.

LITIGATION WITH GUIDANT CORPORATION

On October 15, 2002, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(TM) stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. The Company has not yet answered, but intends to vigorously deny the allegations of the complaint.

LITIGATION WITH COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company (the Agreement). On October 10, 2001, pursuant to the terms of the Agreement, the Company filed a demand for arbitration with the American Arbitration Association. On October 11, 2001, Guidant and its subsidiary, ACS, and Cook filed suit against the Company relating to the Agreement. The suit was filed in the U.S. District Court for the Southern District of Indiana and sought declaratory and injunctive relief. The parties subsequently negotiated an agreement under which the dispute would be litigated on an expedited basis in the Northern District of Illinois without Guidant or ACS as parties. On December 13, 2001, the Indiana case was dismissed and Cook filed a similar suit in the

U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On February 28, 2002, the Court dismissed certain claims and on June 27, 2002, found in favor of the Company, ruling that Cook breached the Agreement. On July 15, 2002, the Company filed a motion seeking a permanent injunction prohibiting any activities under the Agreement and to enjoin the use of the clinical data and technologies developed by Cook or Guidant in violation of the Agreement. On October 1, 2002, the Court granted the Company's request for a permanent injunction. Cook has appealed the decision to the U.S. Court of Appeals for the Seventh Circuit, and both Cook and Guidant have moved the appellate court to stay all or part of the permanent injunction.

On July 30, 2002, Guidant and Cook Group Incorporated, the parent of Cook, announced their agreement to merge Cook Group Incorporated into a wholly-owned subsidiary of Guidant. On the same day, Guidant filed suit against the Company seeking a declaratory judgment that upon completion of the merger, the license under the Agreement may be assigned or sublicensed by Cook to ACS and that ACS is entitled to use the information, data or technology generated or gathered for the purposes of obtaining regulatory approval for a coronary stent utilizing the Angiotech technology. The Company has answered the complaint and counterclaimed for declaratory and injunctive relief alleging that Guidant is tortiously interfering with Cook's performance under the Agreement.

On June 30, 1998, Cook filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's Passager(TM) peripheral vascular stent graft and Vanguard(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999, and a decision was received in September 1999 finding that the Company's products infringe the Cook patent. The Company appealed the decision. A hearing originally scheduled for August 2001 has been postponed pending the outcome of a nullity action filed by the Company against the patent. A hearing is scheduled for March 27, 2003.

On August 2, 1999, the Company filed suit against Cook and a subsidiary of Cook alleging that Cook's Zenith stent infringed a German utility model held by the Company. The suit was filed in the District Court for Dusseldorf, Germany. On May 5, 2000, judgment was rendered in favor of the Company and on June 20, 2000, Cook appealed the decision. A hearing in the Dusseldorf Appeals Court is scheduled for December 12, 2002.

OTHER PATENT LITIGATION

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. The contingency has been satisfied and the settlement is now final.

On September 12, 2002, EV3 filed suit against The Regents of the University of California and a subsidiary of the Company in the District Court of The Hague, Netherlands, seeking a declaration that its EDC II and VDS embolic coil products do not infringe three patents licensed by the Company from The Regents of the University of California. A hearing has been scheduled for May 16, 2003.

On July 9, 2002, the Company and University of Kansas filed suit against RITA Medical Systems, Inc. (RITA) alleging that certain of its products infringe a patent owned by the University and licensed to the Company. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief.

On October 16, 2002, RadioTherapeutics Corporation (RTC), a subsidiary of the Company, filed an appeal to the U.S. District Court for the Northern District of California regarding a U.S. Patent and Trademark Office (USPTO) decision in an earlier interference proceeding involving a patent owned by RITA. The USPTO had found that neither RTC nor RITA was entitled to the contested claim.

LITIGATION WITH MEDINOL LTD.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH, a German subsidiary of the Company, alleging the Company's EXPRESS(TM) stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. On July 11, 2002, a default judgment was entered against the subsidiary and on July 12, 2002, the subsidiary appealed the judgment and requested that the case be heard on the merits. On August 1, 2002, the Court agreed to hear the case. Hearings have been scheduled for May 15 and 27, 2003.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief.

On September 25, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief.

OTHER PROCEEDINGS

In October 1998, the Company recalled its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system following reports of balloon leaks. In November 1998, the U.S. Department of Justice began a federal grand jury investigation regarding the shipment and sale of the NIR ON(R) Ranger(TM) with Sox(TM) stent delivery system and other aspects of the Company's relationship with Medinol, the vendor of the stent. The Company and two senior officials have been advised that they are targets of the investigation, but that no final decision has been made with respect to any potential charges. The Department solicited presentations from the Company and the officials, and both the Company and the officials have had the opportunity to present in part their view of the facts and law relevant to the investigation. The Company believes that it will ultimately be demonstrated that the Company and its officials acted responsibly and appropriately.

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company's then current directors and the Company as nominal defendant. Both complaints allege, among other things, that with regard to the Company's relationship with Medinol, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company's assets. The suits seek a declaration of the directors' alleged breach, damages sustained by the Company as a result of the alleged breach, monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and the Company as nominal defendant. The Company and other defendants have not yet answered the complaint.

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the complaint and the FTC filed a motion for summary judgment. On October 5, 2001, the Court dismissed three of the five claims against the Company and granted summary judgment of liability in favor of the FTC on the two remaining claims. A trial on a civil penalty, together with post-trial briefing, has been completed. A decision has not yet been rendered.

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

                                        United                                    Inter-
(In millions)                           States        Europe         Japan      Continental     Total
------------------------------------------------------------------------------------------------------
Three months ended September 30, 2002
  Net sales                             $  431        $  100        $  120        $   58        $  709
  Operating income excluding
    special charges and credits            152            37            69            17           275

Three months ended September 30, 2001
  Net sales                             $  403        $   85        $  131        $   48        $  667
  Operating income excluding
    special charges                        136            24            81             5           246

Nine months ended September 30, 2002
  Net sales                             $1,256        $  315        $  364        $  166        $2,101
  Operating income excluding
    special charges and credits            432           111           210            45           798

Nine months ended September 30, 2001
  Net sales                             $1,197        $  271        $  381        $  132        $1,981
  Operating income excluding
    special charges                        424            76           227             7           734

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                   September 30,
(In millions)                                             2002            2001            2002            2001
----------------------------------------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments           $   709         $   667         $ 2,101         $ 1,981
       Foreign exchange                                       13               3               4              15
                                                         -------         -------         -------         -------
                                                         $   722         $   670         $ 2,105         $ 1,996
                                                         =======         =======         =======         =======
Income (loss) before income taxes:
       Total operating income for reportable segments
          excluding special charges and credits          $   275         $   246         $  798          $   734
       Manufacturing operations                              (43)            (23)          (135)             (72)
       Corporate expenses and foreign exchange               (85)           (111)          (264)            (389)
       Purchased research and development                                    (10)           (45)            (277)
       Litigation settlements, net                            99                             99
       Restructuring charges                                                                                  (4)
                                                         -------         -------         -------         -------
                                                             246             102             453              (8)
       Other expense, net                                    (11)            (15)            (47)            (44)
                                                         -------         -------         -------         -------
                                                         $   235         $    87         $   406         $   (52)
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

RESULTS OF OPERATIONS

FINANCIAL SUMMARY

THREE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the third quarter of 2002 were $722 million as compared to $670 million in the third quarter of 2001, an increase of 8 percent. Excluding the favorable impact of $10 million in foreign currency fluctuations, net sales were $712 million, an increase of 6 percent. The reported net income for the quarter ended September 30, 2002 was $161 million, or $0.39 per share (diluted), as compared to $58 million, or $0.14 per share, in the third quarter of 2001. The reported results for the third quarter of 2002 include an after-tax credit of $62 million for net amounts received in connection with the previously announced settlements of litigation related to rapid exchange catheter technology. The reported results for the third quarter of 2001 include after-tax charges of $20 million, which include costs associated with the Company's global operations plan and purchased research and development. Exclusive of these amounts, net income for the third quarter of 2002 was $99 million, or $0.24 per share (diluted), as compared to net income of $78 million, or $0.19 per share, in the third quarter of 2001.

                                                   Three Months Ended
                                        September 30, 2002    September 30, 2001
(In millions)                            Net Income   EPS      Net Income   EPS
                                         ----------  -----    ----------  ------

As reported                                $161      $0.39       $58      $0.14
After-tax charges and credits:
   Purchased research and development                             10       0.02
   Global operations plan costs                                   10       0.03
   Litigation settlements, net              (62)     (0.15)
                                          -----------------    -----------------
Subtotal: After-tax charges and credits    $(62)    $(0.15)      $20      $0.05

Excluding after-tax charges and credits    $ 99     $ 0.24       $78      $0.19


NINE MONTHS ENDED SEPTEMBER 30, 2002

Net sales for the nine months ended September 30, 2002 were $2,105 million as compared to $1,996 million for the nine months ended September 30, 2001, an increase of 5 percent. Without the adverse impact of $11 million due to foreign currency fluctuations, net sales for the nine months ended September 30, 2002 totaled $2,116 million, an increase of 6 percent. The reported net income for the nine months ended September 30, 2002 was $268 million, or $0.65 per share (diluted), as compared to a reported net loss of $119 million, or $0.30 per share, for the nine months ended September 30, 2001. The reported results for the nine months ended September, 30 2002 include net after-tax charges of $15 million, which include costs associated with the Company's global operations plan, purchased research and development primarily associated with the acquisition of Enteric Medical Technologies, Inc. (EMT), and an endowment to fund a newly created philanthropic foundation. These charges were partially offset by net amounts received in connection with the previously announced settlements of litigation related to rapid exchange catheter technology. The reported results for the nine months ended September, 30 2001 include after-tax charges of $360 million, which include costs associated with the Company's global operations plan, purchased research and development, a write-down of intangible assets and a provision for excess NIR(R) coronary stent inventories. Exclusive of these amounts, net income for the nine months ended September 30, 2002 was $283 million, or $0.69 per share (diluted), as compared to net income of $241 million, or $0.60 per share, for the nine months ended September 30, 2001.


                                                   Nine Months Ended
                                       September 30, 2002   September 30, 2001
(In millions)                           Net Income   EPS     Net Income   EPS
                                        ----------  -----    ----------  ------
As reported                               $ 268     $0.65      $(119)    $(0.30)
After-tax charges and credits:
   Purchased research and development        45      0.11        277       0.70
   Global operations plan costs              20      0.05         32       0.08
   Foundation contribution                   12      0.03
   Litigation settlements, net              (62)    (0.15)
   Provision for excess NIR(R) stent
     inventories                                                  34       0.08
   Write-down of intangible assets                                17       0.04
                                         -----------------    ------------------
Subtotal: After-tax charges and credits    $ 15     $0.04       $360      $0.90

Excluding after-tax charges and credits    $283     $0.69       $241      $0.60

NET SALES
During the third quarter of 2002, United States (U.S.) revenues increased approximately 7 percent relative to the third quarter of 2001 to $431 million, while international revenues increased approximately 9 percent relative to the third quarter of 2001 to $291 million. During the nine months ended September 30, 2002, U.S. revenues increased approximately 5 percent to $1,256 million and international revenues increased approximately 6 percent to $849 million compared to the same period in the prior year. For the three and nine months ended September 30, 2002, U.S. revenues increased primarily due to revenue growth in the Company's Endosurgery product lines and increased sales of the Cutting Balloon(TM) catheter, partially offset by decreases in NIR(R) coronary stent sales. Third quarter U.S. sales were also impacted by the launch of the Company's internally developed Express2(TM) coronary stent in the U.S., more than offset by the decrease in NIR(R) coronary stent sales. Without coronary stents, U.S. revenues grew 9 percent and 11 percent during the third quarter and nine months ended September 30, 2002, respectively.

The increase in international revenues for the three and nine months ended September 30, 2002 was primarily due to growth in the Company's Endoscopy product lines and increased sales of coronary stents within the Company's Europe and Inter-Continental operating segments, partially offset by decreases in NIR(R) coronary stent sales and coronary balloon sales in Japan. Without coronary stents, international revenues grew 8 percent and 13 percent on a constant currency basis during the three and nine months ended September 30, 2002, respectively.

The following tables provide sales by region and relative change on an actual and constant foreign currency basis for the three and nine months ended September 30, 2002 and 2001, respectively.

                        Three Months Ended                  Change
                           September 30,          At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------
United States         $  431        $  403             7%                7%
Europe                   109            84            30%               17%
Japan                    126           134            (6%)              (8%)
Inter-Continental         56            49            14%               23%
                      ------        ------          -----             -----
   Worldwide          $  722        $  670             8%                6%
                      ======        ======          =====             =====


                         Nine Months Ended                  Change
                           September 30,          At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------
United States         $1,256        $1,197             5%                5%
Europe                   323           268            21%               16%
Japan                    362           394            (8%)              (4%)
Inter-Continental        164           137            20%               27%
                      ------        ------          -----             -----
   Worldwide          $2,105        $1,996             5%                6%
                      ======        ======          =====             =====

The following tables provide worldwide sales by division and relative change on an actual and constant foreign currency basis for the three and nine months ended September 30, 2002 and 2001, respectively.

                        Three Months Ended                  Change
                           September 30,          At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------
SCIMED                $  416         $ 402             3%                2%
EPT                       26            21            24%               17%
Target                    40            36            11%                6%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $  482        $  459             5%                3%

Medi-tech             $   58        $   55             5%                6%
Endoscopy                130           113            15%               14%
Urology                   52            43            21%               19%
                      ------        ------          -----             -----
   ENDOSURGERY        $  240        $  211            14%               13%
                      ------        ------          -----             -----
Worldwide             $  722        $  670             8%                6%
                      ======        ======          =====             =====


                         Nine Months Ended                  Change
                           September 30,          At Actual        At Constant
(In millions)           2002          2001      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------
SCIMED                $1,218        $1,206             1%                2%
EPT                       74            59            25%               24%
Target                   123           113             9%                9%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $1,415        $1,378             3%                3%

Medi-tech             $  170         $ 160             6%                9%
Endoscopy                378           334            13%               13%
Urology                  142           124            15%               14%
                      ------        ------          -----             -----
   ENDOSURGERY        $  690         $ 618            12%               12%
                      ------        ------          -----             -----
Worldwide             $2,105        $1,996             5%                6%
                      ======        ======          =====             =====

GROSS PROFIT
Gross profit as a percentage of net sales increased to 70.8 percent in the third quarter of 2002 from 68.1 percent in the third quarter of 2001, and increased to
69.5 percent for the nine months ended September 30, 2002 from 64.7 percent for the same period in the prior year. Excluding charges for expenses associated with the global operations plan and a $49 million provision recorded in the second quarter of 2001 for excess NIR(R) stent inventories, gross margins improved to 70.8 percent in the third quarter of 2002 from 70.1 percent in the third quarter of 2001, and improved to 70.8 percent for the nine months ended September 30, 2002 from 69.3 percent for the same period in the previous year. The increase in gross margin for the three and nine months ended September 30, 2002 is primarily due to operational cost improvements achieved through the Company's global operations plan and to shifts in the Company's product sales mix, primarily due to sales of the Express coronary stent, partially offset by revenue declines in Japan.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
SG&A expenses as a percentage of sales decreased to approximately 34 percent of sales in the third quarter of 2002 from 35 percent in the third quarter of 2001, and increased approximately $17 million to $249 million. SG&A expenses as a percentage of sales increased to 35 percent of sales for the nine months ended September 30, 2002 from 34 percent for the nine months ended September 30, 2001 and increased approximately $49 million to $736 million. The increase in expenses in 2002 is primarily attributable to costs associated with businesses acquired in 2002 and 2001 and to costs incurred to expand and strengthen the Company's field sales force.

AMORTIZATION EXPENSE
Amortization expense decreased to $19 million in the third quarter of 2002 from $30 million in the third quarter of 2001 and decreased as a percentage of sales to 3 percent from 4 percent. Amortization expense decreased to $53 million for the nine months ended September 30, 2002 from $105 million during the nine months ended September 30, 2001 and decreased as a percentage of sales to 3 percent from 5 percent. The decrease in expense dollars for the third quarter is due to the adoption on January 1, 2002 of Financial Accounting Standards Board
(FASB) Statement No. 142, "Goodwill and Other Intangible Assets". The decrease for the nine months ended September 30, 2002 is primarily a result of a $24 million pre-tax write-down of intangible assets in the second quarter of 2001 and the adoption of Statement No. 142. As a result of adoption of Statement No. 142, the Company realized a pre-tax benefit of approximately $12 million and $35 million of amortization reductions for goodwill and indefinite-lived intangible assets in the third quarter and for the nine months ended September 30, 2002, respectively. This benefit was partially offset by amortization of intangible assets related to businesses acquired in 2002 and 2001. During the second quarter of 2002, the Company completed the initial impairment review required by Statement No. 142; the Company did not recognize any impairment losses as a result of this review.

ROYALTIES
Royalties decreased to $9 million in the third quarter of 2002 from $10 million in the third quarter of 2001 and remained approximately 1 percent of sales. Royalties decreased to $26 million for the nine months ended September 30, 2002 from $28 million for the nine months ended September 30, 2001 and remained approximately 1 percent of sales. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE
R&D expense increased 21 percent to $87 million in the third quarter of 2002 from $72 million in the third quarter of 2001 and increased as a percentage of sales to 12 percent from 11 percent. R&D expense increased 25 percent to $248 million for the nine months ended September 30, 2002 from $199 million for the nine months ended September 30, 2001 and increased as a percentage of sales to 12 percent from 10 percent. The increase in research and development expense is primarily due to investment in development and clinical trials relating to the Company's TAXUS(TM) drug-eluting stent program and to investment in development programs acquired in connection with the Company's business combinations consummated in 2001, primarily related to the Embolic Protection, Inc. Filterwire(TM) and the Interventional Technologies, Inc. (IVT) Cutting Balloon(TM) technologies.

The TAXUS program is a series of clinical studies designed to collect data on Boston Scientific's proprietary paclitaxel-eluting stent technology for reducing coronary restenosis, the growth of tissue within an artery after angioplasty and stenting. Paclitaxel, the active component of a popular chemotherapeutic agent, has demonstrated promising results in pre-clinical and clinical studies for reducing the processes leading to restenosis. The comprehensive TAXUS program positions Boston Scientific to obtain CE approval to launch paclitaxel-eluting stents in European and other international markets in late 2002 or early 2003; to launch in the U.S. in late 2003; and to launch in Japan in early 2005, subject to regulatory approvals.

The TAXUS I trial confirmed safety and reported zero thrombosis and zero restenosis. Clinical follow-up through 12 months continues to show favorable results. The TAXUS II trial is the Company's first large drug-eluting stent trial and reported final, six-month results in September 2002 at the annual Transcatheter Cardiovascular Therapeutics symposium, convincingly demonstrating both safety and efficacy in reducing coronary restenosis. The TAXUS II trial consisted of two sequential cohorts, a slow-release formulation and moderate-release formulation. The slow-release formulation cohort reported an in-stent binary restenosis rate of 2.3 percent and an in-segment binary restenosis rate of 5.5 percent. The moderate-release formulation cohort reported an in-stent binary restenosis rate of 4.7 percent and an in-segment binary restenosis rate of 8.6 percent. Although not specifically studied, combined results from the two cohorts, excluding restenosis occurring in non-study stents and in gaps between stents, reflect an in-stent restenosis rate of 1.2 percent and an in-segment restenosis rate of 4.7 percent. The TAXUS III trial is a single-arm registry examining the feasibility of implanting up to two paclitaxel-eluting stents for the treatment of in-stent restenosis. The trial enrolled patients with complex vascular disease having recurrent occlusion in a stent, who have an increased probability of restenosis. The TAXUS III trial reported final six-month results in May 2002, with no stent thromboses and no deaths and an overall binary restenosis rate of 16 percent. The reported in-stent binary restenosis rate was 4 percent. The TAXUS IV trial completed enrollment during the second quarter of 2002, and the patients are now in the follow-up period. TAXUS IV is a pivotal study designed to collect data to support regulatory filings for U.S. product commercialization; the Company plans on making its PMA submission to the FDA in the second quarter of 2003. The prospective, randomized, double-blind trial is designed to assess the safety and efficacy of a slow-release dose formulation paclitaxel-eluting TAXUS stent system. In addition, the Company has initiated, or plans to initiate in the fourth quarter of 2002, separate clinical trials utilizing its slow-release and moderate-release formulations in patients with complex coronary artery disease.

INTEREST EXPENSE AND OTHER, NET
Interest expense decreased to $10 million in the third quarter of 2002 from $16 million in the third quarter of 2001 and decreased to $32 million for the nine months ended September 30, 2002 from $46 million for the nine months ended September 30, 2001. The decrease in interest expense is primarily attributable to lower average interest rates in the three and nine-month periods ended September 30, 2002 as compared to the prior year. Other, net, decreased to an expense of $1 million in the third quarter of 2002 from income of $1 million in the third quarter of 2001, and decreased to an expense of $15 million for the nine months ended September 30, 2002 from income of $2 million for the nine months ended September 30, 2001. The nine month change is primarily due to a charitable donation of $18 million to fund the newly created Boston Scientific Foundation during the second quarter of 2002. The Boston Scientific Foundation is a philanthropic organization whose mission is to improve the health of individuals and communities, and to enhance educational opportunity.

EFFECTIVE TAX RATE
During the third quarter of 2002, the Company changed its estimate of its 2002 effective tax rate, excluding the impact of after-tax special charges and credits, to 29 percent from 30 percent. The decrease is primarily attributable to geographic changes in the manufacturing of the Company's products. As a result of this change, the Company's effective tax rate for the quarter, excluding the impact of after-tax special charges and credits, was 27 percent. The cumulative effect of this reduction resulted in an increase in the Company's net income for the nine months ended September 30, 2002 of $4 million, or $0.01 per share (diluted), of which approximately $3 million represents the impact for the first half of 2002. Management currently estimates that the 2002 effective tax rate will remain at approximately 29 percent.

GLOBAL OPERATIONS STRATEGY UPDATE
During 2000, the Company approved and committed to a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. The intent of the plant optimization initiative is to better allocate the Company's resources by creating a more effective network of manufacturing and research and development facilities.

During the first half 2002, the Company recorded pre-tax expenses of $23 million as cost of sales primarily related to transition costs associated with the plant optimization plan and to abnormal production variances related to underutilized plant capacity. During the second quarter of 2002, the Company substantially completed the plant optimization initiative. In addition, during the second quarter of 2002, the Company recorded a $6 million pre-tax charge to cost of sales for severance and related costs associated with its global operations strategy. The approximately 250 affected employees included manufacturing, manufacturing support and management personnel. The reductions resulted from the Company's continued achievement of operational efficiencies within its plant network and its continued effort to reduce costs. At September 30, 2002, the Company had made cash outlays of approximately $155 million since the inception of the global operations strategy and had approximately $9 million of accrued severance and related costs remaining associated with its global operations strategy initiatives. The accrued costs are expected to be paid by the end of 2003.

The Company estimates that the global operations plan will achieve future pre-tax operating savings, relative to the base year of 1999, of approximately $220 million in 2002 and approximately $250 million in annualized savings thereafter. These savings will be realized primarily as reduced cost of sales. Savings to date have been partially offset by price erosion and the effects of foreign currency fluctuations. Additionally, the Company continues to use a portion of these savings to fund its increased investment in research and development.

PURCHASED RESEARCH AND DEVELOPMENT
On June 13, 2002, the Company completed its acquisition of the 93 percent of the outstanding shares of EMT not previously owned by the Company in an all-cash transaction for an initial payment of approximately $50 million, plus contingent payments upon achievement of certain milestones. EMT designs, manufactures and markets Enteryx(TM), a liquid polymer technology for the treatment of gastroesophageal reflux disease (GERD). The acquisition is intended to expand the Company's Endosurgery product offerings in the GERD market.

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

The Company's acquisitions were accounted for using the purchase method of accounting. The condensed consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented, as the acquired companies' results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company. The EMT acquisition involves potential earn-out payments based on EMT reaching certain milestones. These payments would be allocated to specific intangible asset categories with the remainder assigned to excess of cost over net assets acquired as if the consideration had been paid as of the date of acquisition.

The aggregate purchase price for each acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, as valued by an independent appraiser using information and assumptions provided by management. Based upon these valuations, the Company recorded a charge of approximately $45 million to account for purchased research and development related to EMT. The valuation of purchased research and development, for which management is primarily responsible, represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the product. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects. Other intangible assets subject to amortization recorded in connection with the EMT and BEI acquisitions are being amortized on a straight-line basis ranging from 9 to 25 years.

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

The Company's research and development projects acquired in connection with its 2001 business combinations are generally progressing in line with the estimates set forth in the Company's 2001 Annual Report on Form 10-K, with the exception of IVT's next-generation Infiltrator(R) transluminal drug-delivery catheter project. Due to alternative drug-delivery products available to the Company, the Company has reduced its future revenue projections for this product. The Company expects to continue to pursue this and other research and development projects acquired in connection with its 2001 business combinations and believes it has a reasonable chance of completing the projects.

OUTLOOK

The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. In mid-September 2002, the Company launched its Express2(TM) coronary stent system in the U.S. The product has been well received in the market, more than tripling the Company's domestic coronary stent market share to approximately 19 percent by September 30, 2002.

The introduction of drug-eluting stents is likely to have a significant impact on the market size for coronary stents and on the distribution of market share across the industry. Clinical performance, reimbursement levels and product pricing, among other factors, will impact the size of that market.

It is expected that one of the Company's competitors will launch a drug-eluting stent into the U.S. market in early 2003, while the Company's drug-eluting stent product is expected to be launched in the U.S. in the fourth quarter of 2003. Until the Company launches its drug-eluting stent product, it is likely that its U.S. coronary stent business will be subject to significant share and price pressure; however the Company expects to achieve growth in its U.S. coronary stent business in 2003 compared to the prior year.

The Company has been encouraged by the clinical results to date on its TAXUS program and believes that drug-eluting stents present a significant opportunity for growth in its revenues and earnings. The Company's growth opportunities within the drug-eluting stent market, and its ability to improve operating margins, may be significantly impacted by the results of its clinical trials, competitive offerings, the outcome of litigation, the availability of inventory to meet customer demand and average selling prices. The timing of submission for and receipt of regulatory approvals to market coronary stents, drug-eluting stents and peripheral stent platforms in the U.S. and international markets may also influence the Company's ability to offer competitive stent products.

As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and make additional investments in existing relationships. During the nine months ended September 30, 2002 and during 2001, the Company consummated several business acquisitions and strategic alliances. Management believes it has developed a sound plan to integrate these businesses acquired in 2002 and 2001. The failure to successfully integrate these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these and other acquisitions consummated during the last five years, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

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

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. The Company's Japan business is expected to be under continued pressure, particularly in coronary stents due to the lack of physician acceptance of the NIR(R) coronary stent platform. Deterioration in the Japanese and/or emerging markets economies may impact the Company's ability to grow its business and to collect its accounts receivable in international markets. Additionally, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement rates and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

These factors may impact the rate at which the Company can grow. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Cash and short-term investments totaled $259 million at September 30, 2002, compared to $185 million at December 31, 2001. The Company had $140 million of working capital at September 30, 2002, as compared to $275 million at December 31, 2001. The decrease in working capital is primarily due to an increase in short-term liabilities reflecting obligations recorded in connection with litigation settlements and to a decrease in inventory resulting from the Company's global operations strategy. These reductions were partially offset by an increase in cash from operations, including litigation settlements. During the nine months ended September 30, 2002, the Company generated cash from operating activities of $540 million, including cash received from litigation settlements. Cash generated by operating activities for the nine months ended September 30, 2002 were primarily used to fund acquisitions, strategic alliances, capital expenditures and to reduce the Company's borrowings during the period.

In August 2002, the Company entered into a revolving credit and security facility providing for up to $200 million of additional borrowing capacity secured by the Company's domestic trade accounts receivable. The maximum amount available for borrowing under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. At September 30, 2002, $159 million was outstanding under this facility and bore interest at asset-backed commercial paper rates plus 0.35 percent, or approximately 2.2 percent at September 30, 2002. Certain significant changes in the quality of the Company's receivables may cause an amortization event under this facility. An amortization event may require the Company to immediately repay borrowings under the facility. The financing structure required the Company to create a wholly owned special purpose entity, which is consolidated by the Company. This entity purchases receivables from the Company and then borrows from two third-party financial institutions using U.S. trade accounts receivable as collateral. The transactions remain on the Company's balance sheet because the Company has the right to prepay any borrowings outstanding, allowing the Company to retain effective control over the receivables. Accordingly, pledged receivables and the corresponding borrowings are included as trade-accounts receivable, net and bank obligations, respectively, on the accompanying condensed consolidated balance sheets.

The Company had approximately $286 million and $99 million of commercial paper outstanding at September 30, 2002 and December 31, 2001, respectively. In addition, the Company had approximately $125 million and $547 million in unsecured revolving credit facility borrowings outstanding at September 30, 2002 and December 31, 2001, respectively. At September 30, 2002, the revolving credit facilities totaled approximately $1.6 billion, consisting of a $1 billion credit facility that terminates in May 2003 and a $600 million credit facility that terminates in August 2006.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects a minimum of $306 million of its short-term borrowings, including $286 million of commercial paper and $20 million of bank obligations, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at September 30, 2002, compared to $471 million of bank obligations classified as long-term at December 31, 2001.

During the first quarter of 2002, the Company repaid 6 billion Japanese yen (translated to approximately $45 million at the date of repayment and $46 million at December 31, 2001) of borrowings outstanding with a syndicate of Japanese banks.

The Company has recognized net deferred tax assets aggregating $198 million at September 30, 2002 and $131 million at December 31, 2001. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development and net operating loss carryforwards. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

During the third quarter of 2002, the Company entered into an agreement to settle a number of patent infringement lawsuits between the Company and Medtronic, Inc. The settlement resolved the Company's damage claims against Medtronic arising out of a German court case and a previous U.S. arbitration proceeding involving Medtronic rapid exchange stent delivery systems and angioplasty dilatation balloon catheters. In accordance with the settlement agreement, during the third quarter of 2002, Medtronic paid the Company approximately $175 million to settle damage award claims for past infringement. In addition, during the third quarter of 2002, the Company recorded a net $76 million accrual in accordance with a 2001 settlement agreement. These amounts are shown as litigation settlements, net on the accompanying condensed consolidated statements of operations.

Certain of the Company's acquisition transactions involve earn-out payments based on the acquired companies reaching certain performance and other milestones. During the fourth quarter of 2002, the Company expects to make earn-out payments of approximately $150 million related to these acquisitions. The Company anticipates revenues of approximately $200 million for 2002 associated with its 2001 and 2002 acquisitions. In addition, the Company expects to complete its acquisition of Smart Therapeutics, Inc. (Smart) in the fourth quarter of 2002 for an initial payment of $50 million, plus contingent payments upon achievement of certain milestones.

The Company expects to incur capital expenditures of approximately $25 million during the remainder of 2002. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs, including anticipated capital expenditures, acquisition-related payments, other strategic initiatives and known settlement obligations.

LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in Note K to the condensed consolidated financial statements contained herein, Note J to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2002, Note H to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002 and the consolidated financial statements contained in the Company's 2001 Annual Report on Form 10-K which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future. As of September 30, 2002 the range of loss for reasonably possible contingencies that can be estimated is not material.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

     o volatility in the coronary stent market, competitive offerings and the timing of submission for and receipt of regulatory approvals to market TAXUS drug-eluting stents and other coronary and peripheral stent platforms;

     o the Company's ability to timely launch the Express(TM) Coronary stent in the Japanese market and the TAXUS drug-eluting stent in the U.S. and international markets;

     o the impact of the introduction of drug-eluting stents on the size and distribution of share within the coronary stent market in the U.S. and around the world;

     o the Company's ability to capitalize on the opportunity in the drug-eluting stent market for significant growth in revenue and earnings;

     o the continued decline in NIR(R) coronary stent sales, particularly in Japan, and changes in the mix of the Company's coronary stent platforms;

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

     o the Company's ability to integrate the BEI and EMT acquisitions and the acquisitions consummated in 2001 and the Company's other strategic alliances;

     o the Company's ability to close the Smart acquisition in the fourth quarter of 2002;

     o the Company's ability to generate revenues and other benefits associated with the 2001 and 2002 acquisitions and strategic alliances;

     o the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis, including products resulting from purchased research and development;

     o the Company's ability to position itself to take advantage of opportunities that exist in the markets it serves;

     o the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company;

     o the Company's ability to maintain its effective tax rate for 2002 and to substantially recover its net deferred tax assets;

     o the ability of the Company to meet its projected cash needs and to maintain its borrowings beyond the next twelve months;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had foreign currency derivative instruments outstanding in the notional amounts of $1,127 million and $845 million as of September 30, 2002 and December 31, 2001, respectively. The Company has recorded $18 million of assets and $12 million of liabilities to recognize the fair value of these instruments at September 30, 2002, compared to $76 million of assets at December 31, 2001. The change in the fair value of these instruments is primarily due to fluctuations in foreign currency exchange rates. As of September 30, 2002, a 10 percent increase in the U.S. dollar's value relative to the hedged foreign currencies would increase the derivative instruments' fair value by approximately $87 million. As of September 30, 2002, a 10 percent decrease in the U.S. dollar's value relative to the hedged foreign currencies would decrease the derivative instruments' fair value by approximately $79 million. Any increase or decrease in the fair value of the Company's foreign exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

The Company had interest rate swap contracts outstanding in the notional amount of $562 million and $557 million at September 30, 2002 and December 31, 2001, respectively. The Company has recorded approximately $17 million of other long-term assets and $15 million of other long-term liabilities to recognize the fair value of these instruments at September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002, a 100 basis point increase in global interest rates would decrease the derivative instruments' fair value by $11 million. As of September 30, 2002, a 100 basis point decrease in global interest rates would increase the derivative instruments' fair value by $11 million. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.


ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report (the Evaluation Date), the Company conducted an evaluation, under the supervision of its President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be included in the Company's periodic SEC filings was made known to them on a timely basis. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART II
                                OTHER INFORMATION

ITEM 1:   Legal Proceedings

Note K - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 6:   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               10.1 Form of Credit and Security Agreement dated as of August 16, 2002 among Boston Scientific Funding Corporation, the Company, Blue Ridge Asset Funding Corporation, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi Ltd., New York Branch and Wachovia Bank, N.A.
               10.2 Form of Receivables Sale Agreement dated as of August 16, 2002 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding Corporation, as the Buyer
               99.1    Certification of Chief Executive Officer Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002
               99.2    Certification of Chief Financial Officer Pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002

          (b) The following reports were filed during the quarter ended September 30, 2002:

               Form 8-K     Date of Event     Description
               --------     -------------     -----------
                Item 9      August 9, 2002    Statements of Principal Executive
                                              Officer and Principal Financial
                                              Officer Under Oath Regarding Facts
                                              and Circumstances Relating to
                                              Exchange Act Filings

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 2002.


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

                                 CERTIFICATIONS

I, James R. Tobin, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Boston Scientific Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                 /s/ James R. Tobin
                                        --------------------------------------
                                        James R. Tobin
                                        President and Chief Executive Officer

                                 CERTIFICATIONS

I, Lawrence C. Best, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Boston Scientific Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002               /s/ Lawrence C. Best
                                      ------------------------------------------
                                      Lawrence C. Best
                                      Senior Vice President - Finance &
                                      Administration and Chief Financial Officer