Form 10-K
period 2002-12-31
BOSTON SCIENTIFIC CORP
filed 2003-03-31
CIK 885725

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                     --------------------------------------

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31,2002          Commission File No. 1-11083

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

                           Yes: X         No ______

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                           Yes: X         No ______

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $9.1 billion based on the closing price of the Common Stock on June 28, 2002.

The number of shares outstanding of the Company's Common Stock as of March 21, 2003, was 409,947,858.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's 2002 Consolidated Financial Statements for the year ended December 31, 2002 which are filed with the Securities and Exchange Commission (the "Commission") as an exhibit hereto and the Company's 2003 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 4, 2003 are incorporated by reference into Parts I, II and III hereof.

PART I

ITEM 1.  BUSINESS

THE COMPANY

Boston Scientific Corporation (the "Company") is a worldwide developer, manufacturer and marketer of less-invasive medical devices. The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral intervention, neurovascular, electrophysiology, vascular surgery, gastroenterology, gynecology, oncology and urology. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products provide effective alternatives to traditional surgery by reducing risk, trauma, cost, procedure time and the need for aftercare.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first less-invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Pete Nicholas to form the Company, which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to more than $2.9 billion in 2002.

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

AVAILABLE INFORMATION. Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.bostonscientific.com) as soon as reasonably practicable after the Company electronically files the material with or furnishes it to the Securities and Exchange Commission ("SEC"). The Company's proxy statement and Code of Conduct (and amendments thereto), which applies to all employees and officers of the Company, including the Chief Executive Officer and Chief Financial Officer, are also available on the Company's web site. Printed copies of these materials are also available free of charge to shareholders that request them in writing from Investor Relations. Information on the Company's website or connected thereto is not incorporated by reference into this Form 10-K.

CORONARY STENTS AND THE DRUG ELUTING STENT OPPORTUNITY

During 2002, the Company reestablished its position in the coronary stent market with the highly competitive Express(TM) coronary stent system. The Company also marketed its next-generation coronary angioplasty balloon, the Maverick(R) balloon dilatation catheter, now the market leader. The Company then combined the original Express stent with the advanced Maverick balloon catheter technology to create the Express(2) stent system, which was launched in Europe and the United States during the year. As a result, at the end of 2002 the Company regained leadership in the cardiovascular and peripheral vascular catheter labs.

The Company believes that the combination of drugs and coronary stents offers the possibility of a more lasting solution for coronary artery disease, particularly the processes that lead to instent restenosis, the growth of neointimal tissue within an artery after angioplasty and stenting. Drug-eluting stents are expected to reduce the need for repeat procedures - or more expensive surgical procedures - and to significantly reduce health care costs, as well as overall patient risk, trauma, procedure time and the need for post-procedural care.

Since 1997, the Company has been developing a proprietary polymer-based, paclitaxel-eluting stent technology for reducing coronary restenosis. The Company's TAXUS(TM) paclitaxel-eluting coronary stent system is built on the Express stent technology. The conformability of the stent within a diseased coronary artery benefits the Company's polymer-based drug eluting technology and contributes to the clinical differentiation of the TAXUS drug-eluting stent platform from others.

The Company has invested in the TAXUS clinical program, a series of studies designed to collect data on the TAXUS paclitaxel-eluting stent. Prior studies have demonstrated promising results by dramatically reducing restenosis. The proprietary polymer on the stent allows for controlled delivery of paclitaxel. Paclitaxel is a multi-functional microtubular inhibitor that controls platelets, smooth muscle cells and white blood cells, all of which are believed to contribute to restenosis.

An overview of the Company's TAXUS clinical program, initiated in 1997, is presented below.

------------------------------------------------------------------------------------------------------------------------------------
                                   Overview                                                        Findings
------------------------------------------------------------------------------------------------------------------------------------
TAXUS I     -  A feasibility study designed to assess the safety of a        -  No stent thromboses were reported at six months.
               slow release formulation, paclitaxel-eluting coronary stent   -  Thirty day MACE (Major Adverse Cardiac Events
               for the treatment of de novo coronary lesions.                   including death, myocardial infarction and
            -  A 61-patient, randomized, double blind,                          revascularization) was zero percent.
               multi-center safety trial.                                    -  This study is currently approaching 2 year
            -  Conducted at three centers in Germany.                           follow-up.

------------------------------------------------------------------------------------------------------------------------------------
TAXUS II    -  A 536-patient, 15 country, randomized, double                 -  The slow release formulation cohort reported an
               blind, controlled study of paclitaxeleluting coronary            in-stent binary restenosis rate of 2.3 percent and
               stents.                                                          an in-segment binary restenosis rate of 5.5 percent
            -  Two sequential cohorts of patients with standard                 at six months.
               risk, de novo coronary artery lesions.                        -  The moderate release formulation cohort reported an
            -  Slow release and moderate release formulations                   in-stent binary restenosis rate of 4.7 percent and
               studied in separate cohorts.                                     an in-segment binary restenosis rate of 8.6 percent
                                                                                at six months.
                                                                             -  This study has recently completed one-year
                                                                                follow-up.

------------------------------------------------------------------------------------------------------------------------------------
TAXUS III   -  A 29-patient, single-arm registry examining the               -  At six-month follow up, the trial confirmed
               feasibility of implanting up to two paclitaxel-eluting           safety and reported no stent thromboses.
               stents for the treatment of in-stent restenosis.              -  An overall binary restenosis rate, including distal
            -  Patients with complex vascular disease having                    and proximal edges, of 16 percent, and an in-stent
               recurrent occlusion in a stent, who tend to have an              restenosis rate of 4 percent was reported at
               increased probability of restenosis.                             six-month follow up.

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                -  Overview                                                     -  Findings
------------------------------------------------------------------------------------------------------------------------------------
TAXUS IV    -  A pivotal trial studying 1,326 patients designed to           -  Thirty-day safety data showed an overall favorable
               collect data to support regulatory filings for U.S.              MACE rate of three percent.
               product commercialization.                                    -  The trial has a primary endpoint based on nine-month
            -  A prospective, randomized, double-blind study                    target vessel revascularization.
               assessing the safety and efficacy of a slow release           -  This study is currently approaching nine-month
               formulation for the treatment of de novo coronary lesions.       follow-up.
            -  The TAXUS IV trial uses the Company's internally developed
               Express(TM) stent.
------------------------------------------------------------------------------------------------------------------------------------
TAXUS V     -  This multi-center trial will study a higher risk              -  This trial, which began in March 2003, has a primary
               patient population than TAXUS IV, including patients with        endpoint based on nine-month target vessel
               smaller vessels and longer lesions.                              revascularization.
            -  The trial includes the use of multiple stents.                -  This study is currently enrolling patients.
            -  Received conditional approval from the FDA.
            -  This trial uses the Company's internally developed
               Express stent.
------------------------------------------------------------------------------------------------------------------------------------
TAXUS VI    -  An International multi-center trail studying 448 patients     -  This trial has a primary endpoint based on
               with complex coronary artery disease at 44 sites                 nine-month target vessel revascularization.
               designed to establish the safety and efficacy of a            -  This study is currently approaching 30-day
               moderate release formulation in the treatment of longer          follow-up.
               lesions of 18 to 40 mm in length.
            -  The trial includes the use of multiple stents.
            -  This trial uses the Company's internally developed
               Express stent.
------------------------------------------------------------------------------------------------------------------------------------

The Company has also initiated a transitional registry program (WISDOM) as part of a limited international commercial launch. This multi-center, prospective, observational registry is collecting and analyzing "real world" data on the performance of the TAXUS paclitaxel-eluting stent system for the treatment of patients with coronary artery disease. A registry program enlists large numbers of clinicians to document the performance of a specific therapy for a particular disease or condition. To date, this registry has enrolled more than 400 patients.

In March 2003, the Company began a post-approval European registry (Milestone
II) with the TAXUS coronary stent system. This registry is targeting 100 sites and plans to enroll 2,000 patients to study real-world usage patterns.

To support commercialization of the TAXUS coronary stent system in the United States, the Company submitted the first two modules of its application for Pre-Market Approval to the Food & Drug Administration ("FDA") during February and March 2003. A total of five modules are expected to be submitted between February and June 2003. The last module will include data from the TAXUS IV clinical trial. In March 2003, the FDA notified the Company that it had granted the TAXUS coronary stent system "expedited review" status, which means that the application is designated to receive priority review before other pending applications. The Company expects to launch the TAXUS paclitaxel-eluting coronary stent in the United States in late 2003 and in Japan in early 2005, pending regulatory approvals.

The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. The introduction of drug-eluting stents is likely to have a significant impact on the market size for coronary stents and on the distribution of market share across the industry. The Company believes drug-eluting stent technology represents one of the largest market opportunities in the history of the medical device industry. It is estimated that the annual worldwide market for coronary stents, including drug-eluting stents, may grow to $5 billion by 2005, compared to approximately $2.2 billion today. Although the Company believes it is positioned to be one of only two early entrants in this market, uncertainties exist about the rate of development and size of this new market. The Company's success with drug-eluting stents could be adversely affected by more gradual physician adoption rates, changes in reimbursement policies, delayed or limited regulatory approvals, unexpected variations in clinical results, the earlier availability of a competitor's technology, third party intellectual property, the outcome of litigation and the availability of inventory to meet customer demand. A more gradual physician adoption rate may limit the number of procedures in which the technology may be used and the price at which institutions may be willing to purchase the technology. Together, these and other factors contribute to the uncertainty surrounding the evolution of the drug-eluting stent market and the Company's position in it.

STRATEGIC ACQUISITIONS AND ALLIANCES

The Company has entered into a series of strategic acquisitions and alliances, each intended to further expand the Company's ability to offer its customers effective, quality medical devices that satisfy their interventional needs. Over the last year, the Company completed the following representation of acquisitions and alliances, adding new or complementary technologies to its already diverse portfolio.

Acquisitions

--------------------------------------------------------------------------------
BEI Medical Systems                     Acquisition of Hydro
Company, Inc.                           ThermAblator(R) (HTA(R)) System, a
                                        less-invasive technology for global
                                        endometrial ablation designed to treat
                                        excessive uterine bleeding due to benign
                                        causes. Expands the Company's product
                                        offerings in the area of women's health.
--------------------------------------------------------------------------------
Enteric Medical                         Acquisition that adds Enteryx(R)a
Technologies, Inc                       patented liquid polymer for the
                                        treatment of gastroesophageal reflux
                                        disease (GERD).
--------------------------------------------------------------------------------
Smart Therapeutics, Inc.                Acquisition that broadens the Company's
                                        neurovascular portfolio with the
                                        Neuroform(TM) Microdelivery stent system
                                        for the treatment of wide neck
                                        intracranial aneurysms.
--------------------------------------------------------------------------------

Alliances

--------------------------------------------------------------------------------
Advanced Neuromodulation Systems, Inc.  Distribution rights in Japan of implantable therapies to manage chronic
                                        pain and other disorders of the central
                                        nervous system.
--------------------------------------------------------------------------------
Aspect Medical Systems, Inc.            Strategic alliance that focuses on the
                                        development and distribution of brain
                                        monitoring technology specifically
                                        designed to enhance the safety,
                                        efficiency and delivery of sedation to
                                        patients undergoing less-invasive
                                        medical procedures.
--------------------------------------------------------------------------------
Celsion Corporation                     Distribution rights to Celsion's
                                        Microfocus BPH 800 Microwave
                                        Urethroplasty(TM) system for the
                                        treatment of benign prostatic
                                        hyperplasia (BPH).
--------------------------------------------------------------------------------
Therus Corporation                      Equity investment and exclusive
                                        distribution rights which strengthens
                                        and expands the Company's vascular
                                        sealing device portfolio.
--------------------------------------------------------------------------------
TriVascular, Inc.                       Exclusive international distribution
                                        rights for percuataneous aortic stent
                                        graft technology designed to improve the
                                        outcome of procedures to treat abdominal
                                        aortic aneurysm (AAA).
--------------------------------------------------------------------------------

As the health care environment continues to undergo rapid change, the Company expects that it will continue to focus on strategic initiatives and make additional investments in its existing relationships.

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

Key elements of the Company's overall business strategy are as follows:

Innovation. The Company is committed to driving growth through harnessing technological innovation both in the near and long term. The Company's approach to enhancing innovation includes a mixture of tactical and strategic initiatives that are designed to offer sustainable growth. Combining internally developed products and technologies with those obtained through acquisition and alliances allows the Company to focus on and deliver new products currently in its pipeline as well as strengthen the Company's technology portfolio and development processes and tools.

Product Diversity. The Company offers products in numerous product categories which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of the Company's product lines permit medical specialists to satisfy many of their less-invasive medical device requirements from a single source.

Clinical Excellence. The Company's commitment to innovation is further demonstrated by its rapidly expanding clinical capabilities. The Company's clinical teams are organized by therapeutic specialty to better align with research and development, marketing and sales teams. During 2002, the clinical organization planned, initiated and conducted a series of focused clinical trials that support regulatory requirements and demonstrate the safe and effective clinical performance of products and technologies.

Operational Excellence. The Company is focused on continuously improving its supply chain effectiveness, strengthening its manufacturing processes and optimizing its plant network in order to increase operational efficiencies within the organization and generate savings. By centralizing its operations at the corporate level and shifting global manufacturing along product lines, the Company is able to leverage its existing resources and concentrate on new product development and launch.

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

PRODUCTS

The Company's products are offered by two dedicated business groups - Cardiovascular and Endosurgery. During 2002, the Cardiovascular organization focused on products and technologies for use in interventional cardiology, interventional radiology, electrophysiology, peripheral vascular intervention and neurovascular procedures. The Endosurgery organization focused on products and technologies for use in oncology, vascular surgery, endoscopy, urology and gynecology procedures. During 2002, approximately 68% of the Company's net sales were derived from the Company's Cardiovascular business and approximately 32% from its Endosurgery business.

The Company's principal Cardiovascular and Endosurgery products are offered in the following medical areas:

                                 CARDIOVASCULAR

Coronary Revascularization. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty ("PTCA") and percutaneous transluminal coronary rotational atherectomy and include PTCA balloon catheters, the Rotablator(R) and Rotalink(R) rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters. In 2002, the Company's Maverick(R) balloon dilatation catheter, offered for commercial sale around the world, became the market leading angioplasty catheter. The Maverick balloon catheter features TrakTip(TM), which creates a flexible kink-resistant taper. The TrakTip's low lesion entry profile is designed to enable excellent crossability and easy lesion engagement. In December 2002, the Company launched two new balloon catheters in the United States, the Maverick(2)(TM) Monorail(R) Coronary Balloon Dilatation Catheter and the Quantum(TM) Maverick(R) Coronary Balloon Dilatation Catheter.

The Company also offers the Cutting Balloon(TM) catheter, a balloon angioplasty device that combines features of conventional angioplasty with advanced microsurgical technology. During 2002, the Company launched the Cutting Balloon(TM) Monorail(R) Device and expects to launch the Cutting Balloon Ultra(2)(TM) Microsurgical Dilatation Catheter in the United States during 2003, pending regulatory approval.

Coronary Stents. The Company markets both balloon-expandable and self-expanding coronary stent systems. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow to the heart.

During 2002, the Company launched its Express(2)(TM) coronary stent system in the United States, Europe and other international markets and expects to launch the product in Japan later in 2003. The Express(2) coronary stent system, developed exclusively by the Company, features two of its most impressive technologies - the Express stent and the Maverick(R) balloon dilatation catheter. The Express stent is a laser-cut, balloon-expandable stent that features a unique design concept called Tandem Architecture(TM). The Tandem Architecture stent design integrates short, thin Micro(TM) elements designed for flexibility and conformability, with long, wide Macro(TM) elements designed to enhance radiopacity. The Express(2) stent system features a laser-bonded, flexible tip with a long, low profile designed for easier tracking.

Fluid Management. The Company markets a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that provide for the injection of contrast and saline or the withdrawal and disposal of bodily waste.

Electrophysiology. The Company's electrophysiology product offerings include catheters and systems for use in less-invasive procedures to diagnose and treat tachyarrhythmias (abnormally fast heart rhythms). The Company markets RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, many of which incorporate proprietary steering, temperature monitoring and control technology, as well as a line of diagnostic catheters and associated accessories. The Company also offers the Chilli(R) cooled ablation catheter and Realtime Position Management(TM) system. These products are designed for ablating (neutralizing) the tissue in the heart that is responsible for starting or maintaining the tachyarrhythmia and for navigating EP catheters within the heart.

Peripheral Vascular Intervention. The Company sells various products designed to treat patients with peripheral vascular disease (disease which appears in blood vessels other than in the heart), including a broad line of medical devices used in percutaneous transluminal angioplasty and thrombolysis (the catheter-based delivery of clot dissolving agents directly to the site of a blood clot). Additionally, the Company's peripheral vascular product line includes balloon catheters, thrombectomy catheters, and stents (including the Wallstent(R) endoprosthesis).

Embolic Protection. One of the most promising areas in interventional medicine is embolic protection. Internationally, the Company offers the Filterwire EX(TM) device, which is designed to capture material dislodged into the bloodstream during cardiovascular interventions, potentially preventing a heart attack or stroke. The FilterWire EX device is available for use in coronary, saphenous vein graft, carotid and peripheral vessel applications in markets outside the United States. During the fourth quarter of 2002, the Company submitted an application to the FDA for 510(k) clearance to market the Filterwire EX device for saphenous vein graft application in the United States.

Caval Interruption Systems. The Company markets the Greenfield(R) vena cava filter system for use in patients who are at risk of developing a pulmonary embolism due to an existing medical condition or post-surgical complications. Once the filter is implanted, circulating emboli (blood clots) can be captured and held by the lattice design of the filter, allowing the clots to dissolve naturally before they can reach the pulmonary system. The Company expects to launch a new reduced profile vena cava filter, the Greenfield(R) RP Vena Cava Filter, later in 2003, pending regulatory approval.

Intraluminal Ultrasound Imaging. The Company markets a family of intraluminal catheter-directed ultrasound imaging catheters and systems for diagnostic use in blood vessels, heart chambers and coronary arteries, as well as certain nonvascular systems.

Neurovascular Interventions. The Company markets a line of micro-guidewires, micro-catheters, guiding catheters and embolics to treat diseases of the neurovascular system. The Company also markets the GDC(R) (Guglielmi Detachable
Coil) system to treat and prevent the rupture of cerebral aneurysms that are otherwise either considered to be inoperable or high risk for surgery. Results from the International Subarachnoid Aneurysm Trial (ISAT) demonstrated that less-invasive endovascular treatment with detachable platinum coils, such as the Company's GDC(R) coil, produce better outcomes than neurosurgical clipping for patients suffering from ruptured brain aneurysms. During 2002, the Company completed its acquisition of Smart Therapeutics, Inc. ("Smart"), a company that has developed a stent system for treating "wide neck" aneurysms, which are among the most difficult to treat. The combination of Smart's stent and the Company's GDC coil may provide a less-invasive treatment alternative for patients whose only previous option may have been open surgery.

The Company's next generation Matrix(TM) Detachable Coil features a proprietary bioabsorbable polymer and leverages technology from the well known, clinically proven GDC(R) system. The Matrix Detachable Coil has received clearance from the FDA for endovascular treatment of cerebral aneurysms and was granted the CE Mark in Europe. This technology is being introduced into selected worldwide markets in conjunction with physician training programs.

                                   ENDOSURGERY

Esophageal, Gastric And Duodenal (Small Intestine) Intervention. The Company markets a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, gastroesophageal reflux disease ("GERD"), portal hypertension, peptic ulcers and esophageal cancer. The Company's products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters and enteral feeding devices. The Company also markets a family of esophageal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. During 2002, the Company completed its acquisition of Enteric Medical Technologies, Inc. ("EMT"), adding EMT's Enteryx(TM) liquid polymer technology, designed to treat symptoms associated with chronic GERD, to the Company's portfolio. Currently, the Enteryx product is under Pre-Market Approval (PMA) review at the FDA, making it the first less-invasive medical device treatment for GERD to undergo this stringent evaluation. In January 2003, the Gastroenterology and Urology Device Panel voted unanimously to recommend to the FDA the approval of the Enteryx product for the treatment of symptoms of GERD in patients who require and respond to pharmaceutical therapy.

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

Pulmonary Intervention. The Company markets devices to diagnose, treat and palliate diseases of the pulmonary system. The major devices include pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate strictures or for tumor management. Included in this product offering is the Ultraflex(TM) Tracheobronchial Stent System and the Wallstent(R) Tracheobronchial Endoprosthesis.

Urinary Tract Intervention and Bladder Disease. The Company sells a variety of products designed primarily to treat patients with urinary stone disease, including ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate or remove the stone; intracorporeal shock wave lithotripsy devices and holmium laser systems used to disintegrate stones; ureteral stents implanted temporarily in the urinary tract to provide short-term or long-term drainage; and a wide variety of guidewires used to gain access to a specific site. The Company has also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

Prostate Intervention. For the treatment of Benign Prostatic Hyperplasia ("BPH"), the Company currently markets electro-surgical resection devices designed to resect large diseased tissue sites and an automatic disposable needle biopsy system, designed to take rapid core prostate biopsies. In January 2003, the Company announced an alliance with Celsion Corporation to distribute Celsion's Microfocus BPH 800 Microwave Urethroplasty(TM) system for the treatment of BPH.

Urinary Incontinence. The Company markets a line of less-invasive devices and dermal sling materials to treat stress urinary incontinence, an affliction commonly treated with various surgical procedures. The Company's Precision Tack(R), Precision Twist(R) and Capio(R) devices and Vesica(R) systems offer less-invasive alternatives for treating incontinence.

Gynecology. In 2002, the Company expanded its product offerings in the area of women's health through the acquisition of BEI Medical Systems Company, Inc. BEI designs, manufactures and markets the Hydro ThermAblator(R) (HTA(R)) System, a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding.

Oncology Intervention. The Company markets a broad line of products designed to treat, diagnose and palliate various forms of cancer. Its current suite of products include a variety of microcatheters, embolic materials, coils and other products used to restrict blood supply to targeted organs of other areas of the body as well as biopsy devices. In addition, the Company also markets radiofrequency based therapeutic devices for the ablation of various forms of soft tissue lesions (tumors). In 2002, Contour(R) SE Microspheres, a novel spherical embolization product used to treat hypervascular tumors and arteriovenous malformations, was launched in the United States. The Contour(R) SE Microsphere product is designed to shrink and destroy hypervascular tumors and arteriovenous malformations by blocking the blood supply feeding them.

Central Venous Access. The Company offers a venous access line which includes valved and non-valved product offerings. The innovative PASV(R) valve technology is designed to reduce the incidence of occlusion and blood stream infection.

Surgical And Endovascular Grafts. The Company designs vascular grafts and endovascular stent grafts for the treatment of thoracic dissection, dialysis access, abdominal aortic aneurysms and peripheral vascular occlusive diseases, including the Exxcel(TM) vascular graft for peripheral indications and dialysis access and a line of Hemashield(R) grafts and fabrics for peripheral vascular and cardiovascular indications. Effective January 1, 2003, this product line was moved from the Endosurgery business group to the Cardiovascular business group.

MARKETING AND SALES

During 2002, the Company marketed and sold its products through six divisions. To best serve its customers, the sales and marketing organizations of these six divisions were aligned and centralized under two groups, Cardiovascular and Endosurgery. During 2002, Scimed, EP Technologies and the peripheral vascular business of Medi-tech operated within the Cardiovascular Group. The Target Therapeutics division remained a distinct marketing and sales organization within the Cardiovascular Group. The Medi-tech Surgery/Oncology, Microvasive Urology and Microvasive Endoscopy businesses operated within the Endosurgery Group.

In early 2003, Boston Scientific announced a master branding initiative. This initiative marks the Company's evolution from a collection of divisional identities into one, unified organization. The master brand will enable the Company to better focus efforts on strengthening the recognition of the Boston Scientific name and building equity in that name, as well as conveying the depth and breadth of the Company, growing the business, recruiting and retaining strong talent, and ultimately increasing shareholder value.

The Company's tag line: Delivering what's next.(TM)conveys the essence of Boston
Scientific: a committed, forward-looking company executing on its promises and bringing the latest medical innovations to its customers and their patients.

Following the launch of the Company's branding initiative later in 2003, the Company will market its products through nine principal operating businesses, each focusing upon physicians who specialize in the diagnosis and treatment of different medical conditions and disease states. An overview of the Company's 2002 divisional and 2003 operating business structure is outlined below.

Cardiovascular Group

----------------------------------------------------------------------------------------------------
           2002                                                                2003
----------------------------------------------------------------------------------------------------
    Divisional Identity                       Market                 New Business Descriptor
----------------------------------------------------------------------------------------------------
Scimed                                    Markets devices to         * Interventional Cardiology
                                          interventional             * Peripheral Interventions
                                          cardiologists,
                                          interventional
                                          radiologists and
                                          vascular surgeons for
                                          the diagnosis and
                                          treatment
                                          of coronary and
                                          peripheral vascular
                                          disease and other
                                          cardiovascular
                                          disorders.
----------------------------------------------------------------------------------------------------
Target                                    Markets a line of          * Neurovascular
                                          micro-guidewires,
                                          micro-catheters,
                                          coils,
                                          embolics and other
                                          medical devices which
                                          aid neuroradiologists
                                          and neurosurgeons in
                                          the treatment of
                                          neurovascular
                                          diseases.
----------------------------------------------------------------------------------------------------
EP Technologies                           Offers a                   * Electrophysiology
                                          line of
                                          electrophysiology
                                          catheters and systems
                                          for use
                                          by interventional
                                          electrophysiologists
                                          in the diagnosis and
                                          treatment of
                                          tachyarrhythmias.
----------------------------------------------------------------------------------------------------
Medi-tech                                 Markets devices to         * Vascular Surgery
                                          cardiologists,
                                          interventional
                                          radiologists and
                                          vascular surgeons who
                                          treat abdominal aortic
                                          aneurysmal disease.
----------------------------------------------------------------------------------------------------

Endosurgery Group

-----------------------------------------------------------------------------------------------------
       2002                                                                           2003
-----------------------------------------------------------------------------------------------------
   Divisional Identity                          Market                       New Business Descriptor
-----------------------------------------------------------------------------------------------------
Microvasive Endoscopy                     Markets therapeutic,               * Endoscopy
                                          diagnostic and
                                          palliative devices,
                                          which aid
                                          gastroenterologists
                                          and pulmonologists in
                                          performing flexible
                                          endoscopic procedures
                                          involving the
                                          digestive tract and
                                          lungs.
-----------------------------------------------------------------------------------------------------
Microvasive Urology                       Offers a line                      * Urology
                                          of therapeutic and                 * Gynecology
                                          diagnostic devices
                                          which aid
                                          urologists and
                                          urogynecologists in
                                          performing
                                          ureteroscopic and
                                          other less-invasive
                                          endoscopic procedures
                                          as well as devices to
                                          treat urinary
                                          incontinence and
                                          abnormal bleeding.
-----------------------------------------------------------------------------------------------------
Medi-tech                                 Markets devices to                 * Oncology
                                          interventional
                                          radiologists and
                                          surgical
                                          oncologists who treat
                                          diseases requiring
                                          management of
                                          cancerous and
                                          non-cancerous tumors
                                          as well as patients
                                          requiring venous
                                          access.
-----------------------------------------------------------------------------------------------------

A dedicated sales force of approximately 1,200 individuals in over 40 countries internationally and over 800 in the United States marketed the Company's products worldwide as of December 31, 2002. Sales in countries where the Company has direct sales organizations accounted for approximately 99% of the Company's net sales during 2002. A network of distributors and dealers who offer the Company's products in more than 35 countries worldwide accounts for the remaining sales. The Company also has a dedicated corporate sales organization in the United States focused principally on selling to major buying groups and large integrated health care networks.

In 2002, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10% of the Company's net sales in 2002. Large group purchasing organizations, hospital networks and other buying groups have, however, become increasingly important to the Company's business. The trend toward managed care and economically motivated and more sophisticated buyers in the United States may result in continued pressure on selling prices of certain products and resulting compression on gross margins. These purchasers of medical devices also tend to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

The Company also distributes certain products for third parties, including an introducer sheath and certain guidewires. Together, these distributed products represented less than 10% of the Company's 2002 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek new opportunities for distributing complementary products as well as new technologies. The Company expects that it will continue to enter into distribution arrangements that include options to acquire technology from third parties at pre-established future dates. These distribution arrangements often allow the Company to evaluate new technologies prior to acquisition.

INTERNATIONAL OPERATIONS

Internationally, the Company operates through three business segments divided among the geographic regions of Europe, Japan and Inter-Continental. Maintaining and expanding its international presence is an important component of the Company's long-term growth plan. Through its international presence, the Company seeks to increase net sales and market share, leverage relationships with leading physicians and their clinical research programs, accelerate the time within which new products can be brought to market and gain access to worldwide technological developments that may be implemented across its product lines.

In 2002, international sales accounted for approximately 40% of the Company's net sales. Net sales, operating income (excluding special charges) and total assets attributable to significant geographic areas are presented in Note P to the Company's 2002 Consolidated Financial Statements, which are filed with the Securities and Exchange Commission as an exhibit to this document.

In recent years, the Company has expanded its direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. As of December 31, 2002, the Company had direct marketing and sales operations in over 40 countries internationally. The Company believes that it will continue to leverage its infrastructure in markets where commercially appropriate and to use third parties in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has four international manufacturing facilities in Ireland. Presently, approximately 30% of the Company's products sold worldwide are manufactured at these facilities. The Company also maintains an international research and development facility in Ireland and a training and research and development center in Miyazaki, Japan.

The Company's international presence exposes it to certain financial and other risks. Principal among these is the potentially negative impact of foreign currency fluctuations on the Company's sales and expenses. Although the Company engages in nonspeculative hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities, earnings and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates. International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. The Company's Japan business is expected to be under continued pressure, particularly in the coronary stent market, due to competitive product offerings and the lack of physician acceptance of the NIR(R) coronary stent platform. Deterioration in the Japanese and/or Inter-Continental economies may impact the Company's ability to grow its business and to collect its accounts receivable in international markets. Additionally, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in twenty technology centers around the world. During 2000, the Company approved and committed to a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The plan includes manufacturing process and supply chain programs and a plant optimization initiative. During the second quarter of 2002, the Company substantially completed its plant optimization initiative. The plant optimization initiative has created a better allocation of the Company's resources by forming a more effective network of manufacturing and research and development facilities. The Company's plan resulted in the consolidation of manufacturing operations along product lines and the shifting of significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing. The Company's plan included the discontinuation of manufacturing activities at three facilities in the United States, and included the planned displacement of approximately 1,950 manufacturing, manufacturing support and management employees.

Most components used in the manufacture of the Company's products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. The fabricated items are custom made for the Company to meet its specifications. The Company believes that in most cases, redundant capacity exists at the suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. Generally, the Company has been able to obtain adequate supplies of raw materials and components in a timely manner from established sources. In certain cases, the Company may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the FDA approval system and other regulatory requirements and the complex nature of the manufacturing processes employed by the Company and many suppliers.

The reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect the Company's operations and financial condition.

QUALITY ASSURANCE

The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented state-of-the-art quality systems and concepts throughout the organization. The Company's quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life. These systems enable the Company to satisfy the quality system regulations of the FDA with respect to products sold the United States. Many of the Company's operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN46001 and EN46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic reexamination. During 2002, the Company established an initiative to seek ISO 14001 certification at various plants around the world. The ISO 14001, a standard in the ISO 14000 series, provides a voluntary approach regarding environmental management systems that helps organizations assure positive environmental performance. This initiative will continue until our facilities become certified. In March 2003, the Company received corporate certification to ISO 9001, MDD and EN 46001 standards.

COMPETITION

The Company encounters significant competition across its product lines and in each market in which its products are sold from various entities, some of which may have greater financial and marketing resources than the Company. The Company's primary competitors include: Abbott Laboratories, Inc., C.R. Bard, Inc., Cook, Inc., Guidant Corporation (including its subsidiary Advanced Cardiovascular Systems, Inc.), Johnson & Johnson (including its subsidiary, Cordis Corporation), Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.) and Tyco International, as well as a wide range of companies which sell a single or limited number of competitive products or participate only in specific market segment. In addition, the worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly a competitor's prior entry in the drug-eluting stent market, may negatively impact the Company's revenues. The Company also faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using the Company's products.

The Company believes that its products compete primarily on the basis of their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, ease of product use, product reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among health care providers, increased competition and declining reimbursement rates, the Company has also been increasingly required to compete on the basis of price, value and efficiency. The Company believes that its continued competitive success will depend upon its ability to create or acquire scientifically advanced technology, apply its technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for its products, obtain required regulatory and reimbursement approvals, manufacture and successfully market its products either directly or through outside parties and supply sufficient inventory to meet customer demand.

RESEARCH AND DEVELOPMENT

Enhancements of existing products or expansions of existing product lines, which are typically developed within the Company's manufacturing and marketing operations, contribute to each year's sales growth. The Company believes that streamlining, prioritization and coordination of its technology pipeline and new product development activities are essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. The Company's approach to new product design and development is through focused, cross functional efforts. The Company believes that its formal process for technology and product development aids in its ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the R&D, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of a product development cycle. This collaboration allows the team to concentrate resources on the most viable and profitable new products and technologies and get them to market in a timely manner.

In 2002, the Company expended approximately $343 million on research and development, representing approximately 12 percent of the Company's 2002 net sales. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research. The increase in research and development expense from 2001 levels is primarily due to investment in the development of, and clinical trials related to, the Company's TAXUS(TM) drug-eluting stent program and to investment in development programs acquired in connection with the Company's business combinations. The Company currently anticipates research and development expenses as a percentage of net sales to remain at approximately 12 percent in 2003. There can be no assurance, however, that the Company's performance will not be affected by management's decisions relating to investments in research and development at anticipated levels during 2003.

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

In the United States, permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (the "510(k) Submission") be made to FDA to demonstrate that the device is as safe and effective, that is, substantially equivalent to a legally marketed device that is not subject to pre-market approval ("PMA"). Applicants must compare this device to one or more similar devices commercially available in the United States and make and support their substantial equivalency claims. A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to a device following a 510(k) Submission. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a

510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur.

Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by the Company without additional 510(k) Submissions.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices. In this case, two steps of FDA approval are generally required before marketing in the United States can begin. First, the Company must comply with investigational device exemptions ("IDE") regulations in connection with any human clinical investigation of the device in the United States. Second, the FDA must review the Company's PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

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

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. In many of these countries the medical device regulations are similar to drug regulations. The majority of the Company's products are expected to be so regulated in these countries. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the United States to take advantage of differing regulatory requirements. The Company has completed CE Mark registrations for substantially all of its products in accordance with the implementation of various medical device directives in the European Union.

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

THIRD-PARTY COVERAGE AND REIMBURSEMENT

The Company's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payors may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payor. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services' assessed resource costs, clinical and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to health care providers and patients, and these methodologies are subject to frequent refinements. Third party payers are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect the Company's ability to sell its products profitably.

Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which the Company does business. Implementation of healthcare reforms in significant markets such as Japan, Europe, and other countries may limit the price of, or the level at which reimbursement is provided for, the Company's products and may influence a physician's selection of products used to treat patients.

PROPRIETARY RIGHTS AND PATENT LITIGATION

The Company relies on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect its intellectual property. The Company generally files patent applications in the United States and foreign countries where patent protection for its technology is appropriate and available. The Company holds more than 2,800 United States patents (many of which have foreign counterparts) and has more than 4,600 patent applications pending worldwide that cover various aspects of its technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage.

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which the Company competes. The Company has defended, and will likely continue to defend, itself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject the Company to significant liabilities to third parties, require the Company to seek licenses from third parties, and, if licenses are not available, prevent the Company from manufacturing, selling or using certain of its products, some of which could have a material adverse effect on the Company.

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

OTHER LITIGATION AND RISK MANAGEMENT

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

See the "Legal Proceedings" section below and Note L - Commitments and Contingencies to the Company's 2002 Consolidated Financial Statements (Exhibit
13.1 filed herewith) for a further discussion of patent and other litigation and proceedings involving the Company.

EMPLOYEES

As of December 31, 2002, the Company had approximately 13,900 employees, including more than 7,800 in operations, 1,400 in administration, 1,400 in clinical and research and development and 3,200 in selling, marketing, distribution and related administrative support. Of these employees, approximately 2,100 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 appearing on pages 15 through 16 of the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's world headquarters are located in Natick, Massachusetts. It maintains regional headquarters in Tokyo, Japan; Paris, France; and Singapore. As of December 31, 2002, the Company's manufacturing, research, distribution and other key facilities totaled approximately 5 million square feet, of which approximately 50% was owned by the Company and the balance was leased. As of December 31, 2002, the Company's principal technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Utah, New York and Ireland, and its distribution centers were located in Massachusetts, The Netherlands and Japan. As of December 31, 2002, the Company maintained twenty technology centers, sixteen in the United States and four in Ireland. Many of these facilities produce and manufacture products for more than one of the Company's divisions and include research facilities. The Company believes that its facilities are adequate to meet its current needs and continues to assess its plant network strategy.

ITEM 3. LEGAL PROCEEDINGS

Note L - Commitments and Contingencies to the Company's 2002 Consolidated Financial Statements, appearing on pages 36 through 43 thereto (Exhibit 13.1 filed herewith), is incorporated herein by reference. The following paragraphs update the disclosure appearing in Note L.

RECENT PATENT LITIGATION ACTIVITY

Litigation with Johnson & Johnson

On March 13, 2002, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against the Johnson & Johnson and Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, alleging that its Cypher(TM) drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher stent in the United States.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and Scimed Life Systems, Inc. (SCIMED) alleging the Company's Express(2)(TM) coronary stent is infringed by a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. On March 5, 2003, the Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion has been scheduled for June 23 and 24, 2003, with post-hearing briefing to follow.

On February 20, 2003, Janssen Pharmaceuticals NV, an affiliate of Johnson & Johnson, filed suit against the Company (through its subsidiaries) and Medinol alleging that BX Velocity stents manufactured in Belgium do not infringe a European patent owned by Medinol and exclusively licensed to the Company. The suit was filed in Belgium seeking a declaration of invalidity and noninfringement of the Medinol patent and monetary relief. A hearing is scheduled for June 16, 2003.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001, and on June 6, 2001, the Court issued a written decision that Cordis' BX Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal has been suspended until a decision is rendered in a related action pending in the U.S. District Court for the Southern District of New York between the Company and Medinol.

Litigation with Guidant Corporation

On December 3, 2002, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(TM) stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 30, 2003, the Company filed an answer denying allegations of the complaint and concurrently filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain ACS products infringe five U.S. patents owned by the Company. The Company seeks monetary and injunctive relief. On March 17, 2003, ACS filed an amended complaint alleging an additional patent is infringed by the Company's product.

On December 30, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Guidant, and Guidant Sales Corporation and ACS alleging that certain stent delivery systems (Multi-Link Zeta(TM) and Multi-Link Penta(TM)) and balloon catheter products (Agil-Trac(TM)) sold by Guidant and ACS infringe nine U.S. patents owned by the Company. The complaint was filed in The U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On February 21, 2003, Guidant filed an answer denying the allegations of the complaint and filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain Company products infringe patents owned by ACS. A scheduling conference has been set for May 9, 2003.

On July 30, 2002, Guidant and Cook Group Incorporated, the parent of Cook, Inc. announced their agreement to merge Cook Group Incorporated into a wholly-owned subsidiary of Guidant. On the same day, Guidant filed suit against the Company seeking a declaratory judgment that upon completion of the merger, the license granted under the License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company may be assigned or sublicensed by Cook to ACS and that ACS is entitled to use the information, data or technology generated or gathered for the purposes of obtaining regulatory approval for a coronary stent utilizing the Angiotech technology. The Company answered the complaint and counterclaimed for declaratory and injunctive relief alleging that Guidant is tortiously interfering with Cook's performance under the Agreement. Guidant has announced the termination of their agreement to merge with Cook, and on March 13, 2003, the Company and Guidant filed a joint motion to dismiss the claims and counterclaims between the parties without prejudice. On March 14, 2003, the Court granted the joint motion.

On June 30, 1998, Cook, Inc. (Cook), filed suit in the Regional Court, Dusseldorf Division for Patent Disputes, in Dusseldorf, Germany against the Company alleging that the Company's Passager(TM) peripheral vascular stent graft and Vanguard(TM) endovascular aortic graft products infringe the same Cook patent. A hearing was held on July 22, 1999, and a decision was received in September 1999 finding that the Company's products infringe the Cook patent. The Company appealed the decision. The hearing originally scheduled for March 27, 2003 has been postponed until March 25, 2004.

Litigation with Medinol Ltd.

On September 10, 2002, the Company filed suit against Medinol Ltd. (Medinol) alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing previously scheduled for February 4, 2003 has been rescheduled for September 23, 2003.

Other Proceedings

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995, pursuant to which the Company had licensed certain intravascular ultrasound technology to Hewlett-Packard Company (HP). The suit was filed in the U.S. District Court for the District of Massachusetts seeking civil penalties and injunctive relief. The Company filed a motion to dismiss the complaint and the FTC filed a motion for summary judgment. On October 5, 2001, the Court dismissed three of the five claims against the Company and granted summary judgment of liability in favor of the FTC on the two remaining claims. On March 28, 2003, the Court entered a judgment against the Company in the amount of approximately $7 million. The Company is evaluating whether to appeal the judgment.

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note L - Commitments and Contingencies to the Company's 2002 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 2002 were as follows:

DIRECTORS:

John E. Abele                65      Director, Founder
Ursula M. Burns              44      Director, Senior Corporate Vice President and
                                     President, Business Group Operations, Xerox
                                     Corporation
Joseph A. Ciffolillo         64      Director, Private Investor
Joel L. Fleishman            68      Director, Senior Advisor to the Atlantic
                                     Philanthropies and Professor of Law and Public
                                     Policy, Duke University
Marye Anne Fox, Ph.D.        55      Director, Chancellor of North Carolina State
                                     University
Ray J. Groves                67      Director, President and Chief Executive Officer of
                                     Marsh Inc.
Lawrence L. Horsch           68      Director, Chairman of Eagle Management &
                                     Financial Corp.
Ernest Mario, Ph.D.          64      Director, Chairman and Chief Executive Officer,
                                     IntraBiotics Pharmaceuticals, Inc.
N.J. Nicholas, Jr.           63      Director, Private Investor
Peter M. Nicholas            61      Director, Founder, Chairman of the Board
Uwe E. Reinhardt, Ph.D.      65      Director, James Madison Professor, Princeton
                                     University
Senator Warren B. Rudman     72      Director, Former U.S. Senator, Partner, Paul, Weiss,
                                     Rifkind, Wharton, & Garrison
James R. Tobin               58      Director, President and Chief Executive Officer

At the Company's 2003 Annual Meeting of Stockholders, stockholders will be asked to vote for the election of John E. Pepper, age 64, to serve as a Class III member of the Board of Directors of the Company. Mr. Lawrence L. Horsch, a Class II Director, is retiring from the Board and will not be standing for re-election.

EXECUTIVE OFFICERS:

Lawrence C. Best             52      Senior Vice President-Finance & Administration and
                                     Chief Financial Officer
Fredericus A. Colen          50      Senior Vice President and Chief Technology Officer
Paul Donovan                 47      Vice President, Corporate Communications
Paul A. LaViolette           45      Senior Vice President and Group President,
                                     Cardiovascular
Robert G. MacLean            59      Senior Vice President-Human Resources
Stephen F. Moreci            51      Senior Vice President and Group President,
                                     Endosurgery
Paul W. Sandman              55      Senior Vice President, Secretary and General Counsel
James H. Taylor, Jr.         63      Senior Vice President, Corporate Operations
James R. Tobin               58      Director, President and Chief Executive Officer

On February 25, 2003, Dennis A. Ocwieja, age 57, was appointed to the Executive Committee of the Company as Senior Vice President - Regulatory Affairs.

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has standing Audit, Executive Compensation and Human Resources, Strategic Investment and Governance Committees. Joel L. Fleishman, Marye Anne Fox, Ernest Mario, Uwe E. Reinhardt, and Warren B. Rudman currently serve on the Audit Committee. Ursula M. Burns, Joseph A. Ciffolillo, Ray J. Groves, and Lawrence L. Horsch currently serve on the Executive Compensation and Human Resources Committee. Ursula M. Burns, Joseph A. Ciffolillo, Marye Anne Fox, Ernest Mario, N.J. Nicholas, Jr. and James R. Tobin currently serve on the Strategic Investment Committee. Joel L. Fleishman, Ray J. Groves, Peter M. Nicholas, Uwe E. Reinhardt, and Warren B. Rudman currently serve on the Governance Committee. A description of the committees of the Board of Directors of the Company is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 4, 2003, and is incorporated herein by reference.

BIOGRAPHICAL SUMMARIES

John E. Abele, a co-founder of the Company, has been a Director of the Company since 1979 and Founder Chairman since 1995. Mr. Abele held the position of Treasurer from 1979 to 1992, Co-Chairman from 1979 to 1995 and Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele is the Chairman of the Board of the FIRST (For Inspiration and Recognition of Science and Technology) Foundation and is also a member of numerous not-for-profit boards. Mr. Abele received a B.A. degree from Amherst College.

Lawrence C. Best has served as Senior Vice President and Chief Financial Officer for the Company since 1992. Prior to his work with the Company, Mr. Best was a partner in the accounting firm of Ernst & Young, where he specialized in serving multinational companies in the high technology and life sciences fields. He served a two-year fellowship at the Securities and Exchange Commission from 1979 to 1981 and a one-year term as a White House-appointed Presidential Exchange Executive in Washington, D.C. He serves on the Board of Directors of Biogen, Inc. Mr. Best received a B.B.A. degree from Kent State University.

Ursula M. Burns became a Director of the Company in 2002. Ms. Burns is President of the Business Group Operations and Corporate Senior Vice President of Xerox Corporation. Ms. Burns joined Xerox in 1980, advancing through several engineering and management positions. Ms. Burns served as Vice President and General Manager, Departmental Business Unit from 1997 to 1999, Senior Vice President, Worldwide Manufacturing and Supply Chain Services from 1999 to 2000, Senior Vice President, Corporate Strategic Services from 2000 to October 2001 and President of Document Systems and Solutions Group until her most recent appointment in January 2003. She serves on the Boards of Directors of Banta Corporation, the National Association of Manufacturers, the University of Rochester and the Rochester Business Alliance. Ms. Burns earned a Bachelor of Science degree from Polytechnic Institute of New York and a Master of Science degree in mechanical engineering from Colombia University.

Joseph A. Ciffolillo joined the Company in 1983 as President of Medi-tech, Inc. During his tenure at the Company, he also served as President of Microvasive, Inc. and as Executive Vice President and Chief Operating Officer from 1989 until his retirement in 1996. In 1992, Mr. Ciffolillo became a director of the Company. Previously, Mr. Ciffolillo spent twenty years with Johnson & Johnson where he held a number of management positions including President, Johnson & Johnson Orthopedic Company. Mr. Ciffolillo is a member of the Spray Venture Fund Investment Committee and a member of the Board of Directors of MedSource Technologies, Inc. He also serves on a number of for-profit and not-for-profit boards. Mr. Ciffolillo is Chairman of the Advisory Board of the Health Science Technology Division of Harvard University and the

 Massachusetts Institute of Technology. He is also Chairman of the President's Council of the Massachusetts General Hospital and a Director of South Coast Health Systems. Mr. Ciffolillo received his B.A. from Bucknell University, where he also serves as a Member of the Board of Trustees.

Fredericus A. Colen was appointed to the Executive Committee of the Company in July 2001 as Senior Vice President and Chief Technology Officer. Mr. Colen joined the Company in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. Before joining the Company, he worked for several medical device companies, including Guidant, where he launched the Delta T DDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R & D for implantable pacemaker systems. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master's Degree in Electrical Engineering with focus on medical technology from the Technical University in Aachen, Germany. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997.

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

Joel L. Fleishman joined the Company as a Director in October 1992. Mr. Fleishman served as President of The Atlantic Philanthropies from September 1993 until January 2001, when he became Senior Advisor of that organization. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Chairman of the Board of Trustees of The John and Mary Markle Foundation, Vice-Chairman of the Board of Trustees of the Urban Institute and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

Marye Anne Fox became a Director of the Company in October 2001. Dr. Fox is Chancellor of North Carolina State University and Distinguished University Professor of Chemistry. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University's Vice President for Research from 1994 to 1998. Dr. Fox is the Co-Chair of the

National Academy of Sciences' Government-University-Industry Research Roundtable and serves on President Bush's Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the Boards of Directors of Red Hat Corp., Pharmaceutical Product Development, Inc., Burroughs-Wellcome Trust and the Camille and Henry Dreyfus Foundation. Dr. Fox also serves on the Board of Directors of W.R. Grace Co., a specialty chemical company that filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in April 2001. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.

Ray J. Groves joined the Company as a Director in May 1999. Mr. Groves is President and Chief Executive Officer of Marsh Inc., a subsidiary of Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the Boards of Directors of Electronic Data Systems Corporation, The Gillette Company, and Marsh & McLennan Companies, Inc. Mr. Groves serves on the Board of Trustees of the New York State Public Policy Institute and is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the Board of Directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the Board of Directors of The Ohio State University Foundation and a member of the Dean's Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School, University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is a managing director, a member of the executive committee and Secretary-Treasurer of the Metropolitan Opera Association. Mr. Groves received a B.S. degree from The Ohio State University.

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

Ernest Mario became a Director of the Company in October 2001. Dr. Mario is currently the Chairman of IntraBiotics Pharmaceuticals, Inc., a pharmaceutical development company, and has served as a senior executive of a number of major international companies. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the Boards of Directors of Catalytica Energy Systems, Inc., Maxygen, Inc., Orchid Biosciences, Inc., Pharmaceutical Product Development, Inc. and SonoSite, Inc. He is also a Trustee of Duke University and Chairman of the Board of the Duke University Health System. He is the Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the colleges of pharmacy at the University of Maryland, the University of Rhode Island and Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

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

N.J. Nicholas, Jr. joined the Company as a Director in October 1994. Mr. Nicholas served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. N.J. Nicholas, Jr. is a director of Xerox Corporation and Priceline.com. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Peter M. Nicholas, Chairman of the Board of the Company.

Peter M. Nicholas, a co-founder of the Company, has been the Chairman of the Board of the Company since 1995. He has been a Director since 1979 and served as the Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Vice Chairman of the Board of Trustees of Duke University and a member of the Board's Executive Committee. Mr. Nicholas is also a member of the American Academy of Achievement and has recently received the Phoenix Lifetime Achievement Award. He is also a recent recipient of the Ellis Island Medal of Honor, and is a Fellow of the American Academy of Arts and Sciences. He is a member of the Massachusetts Business Roundtable and currently serves on the boards of the Boys & Girls Club of Boston, Massachusetts High Technology Council, and CEO's for Charter Schools. Mr. Nicholas also serves on several for profit and not-for-profit boards. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1966. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., a Director of the Company.

Dennis A. Ocwieja was appointed to the Executive Committee of the Company as Senior Vice President - Regulatory Affairs on February 25, 2003. Mr. Ocwieja joined the Company in February 2000 as Vice President of Corporate Quality. In February 2002, his role was expanded to Vice President, Corporate Quality and Regulatory Affairs. From 1995 until 2000, Mr. Ocwieja was an independent consultant to several Fortune 100 companies in the medical product industry. He also served as Vice President, Quality and Regulatory Affairs for the Clintec Nutrition Company from 1993 until 1995 and Vice President, Quality and Regulatory Affairs for Arjo-Century from 1992 through 1993. From 1968 until 1992 Mr. Ocwieja held a variety of positions at Baxter Healthcare in Product Development, Product Service, Corporate Documentation and Quality/Regulatory. Mr. Ocwieja received a Bachelor of Science in Biology from Roosevelt University.

John E. Pepper is Chairman of the Executive Committee of the Board of Directors of The Procter & Gamble Company where has served in various capacities since 1963, including Chairman from 2000 to 2002, Chief Executive Officer and Chairman of the Board from 1995 to 1999, President from 1986 to 1995 and director since 1984. Mr. Pepper is a member of the Board of Directors of Xerox Corporation and Motorola Inc. and served as a member of the Board of Directors of the Company from November 1999 until May 2001. Mr. Pepper is a Fellow of The Yale Corporation and a Trustee of the Christ Church Endowment Fund. He serves on the boards of Partnership for a Drug Free America and the National Advisory Board of the National Underground Railroad Freedom Center. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctorate degrees from Ohio State University, Xavier University, Mount St. Joseph College and St. Petersburg University (Russia).

Uwe E. Reinhardt, Ph.D. became a Director in 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and Trustee of Duke University, the Duke University Health System, H&Q Healthcare Investors and H&Q Life Sciences Investors. He also serves on the Boards of Directors of the Amerigroup Corporation and Triad Hospital, Inc. Dr. Reinhardt is a member of the National Advisory Council (NAC) for Health Care Policy, Research and Evaluation for the Agency for Healthcare Research and Quality, U.S. Department of Health and Human Services. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in economics from Yale University.

Senator Warren B. Rudman joined the Company as a Director in October 1999. Senator Rudman became a partner in the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison in

1992 after serving two terms as a U.S. Senator from New Hampshire from 1980 to 1992. As of January 1, 2003, he became Of Counsel to Paul, Weiss, Rifkin, Wharton & Garrison LLP. Senator Rudman serves on the Boards of Trustees of the Brookings Institution, and the Council on Foreign Relations. He also serves on the boards of Allied Waste Industries, Inc., The Chubb Corporation, Collins & Aikman Corporation, Raytheon Corporation and several funds managed by the Dreyfus Corporation. He is also the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and a LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

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

James R. Tobin joined the Company as Director, President and Chief Executive Officer in March 1999. Prior to joining the Company, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter's I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the Boards of Directors of Beth Israel Deaconess Medical Center, the Carl J. Shapiro Institute for Education and Research, Curis, Inc., Osiris, Inc. and Applera Corporation (formerly PE Corporation). Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

                                     PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "BSX".

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock on March 21, 2003 was $47.40

ITEM 6.   SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on page 14 of the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference. The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 2002 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 4, 2003 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11.  EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 4, 2003 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required statements concerning security ownership of certain beneficial owners and management and related stockholder matters set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 4, 2003 are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 4, 2003 are incorporated herein by reference.

ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within 90 days prior to the date of this report (the Evaluation Date), the Company carried out an evaluation, under the supervision of its President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer concluded that as of the Evaluation Date, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission was made known to them on a timely basis. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all potential circumstances.

Changes in internal controls

There were no significant changes in the Company's internal controls, or to the Company's knowledge, in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)(1)            Financial Statements.

                  The response to this portion of Item 15 is set forth under
                  Item 8.

(a)(2)            Financial Schedules.

                  The response to this portion of Item 15 is filed herewith as a separate attachment to this report.

(a)(3)            Exhibits (* documents filed herewith).

EXHIBIT
  NO.                                          TITLE
  --                                           -----
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

 3.4              Restated By-laws of the Company (Exhibit 3.2, Registration No.
                  33-46980).

 4.1              Specimen Certificate for shares of the Company's Common Stock
                  (Exhibit 4.1, Registration No. 33-46980).

 4.2              Description of Capital Stock contained in Exhibits 3.1, 3.2,
                  3.3 and 3.4.

 4.3              Form of Debt Securities Indenture (Exhibit 4.4, Registration
                  Statement on Form S-3 of the Company, BSC Capital Trust, BSC
                  Capital Trust II and BSC Capital Trust III, Registration No.
                  333-64887).

 4.4              Form of First Supplemental Indenture dated as of December 6,
                  2001 (Exhibit 4.4, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-110830).

 4.5              6.625% Promissory Notes due March 15, 2005 issued by the
                  Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and 4.3 to the Company's Current Report on Form 8-K dated March 30,
                  1998, File No. 1-11083).


 10.1             Form of Credit Agreement among the Company, The Several
                  Lenders and Banc of America Securities LLC dated as of August
                  15, 2001 (Exhibit 10.2, Quarterly Report on Form 10-Q for

EXHIBIT
  NO.                                          TITLE
  --                                           -----
                  the quarter ended September 30, 2001, File No. 1-11083).

 10.2             Form of Credit Agreement among the Company and The Several
                  Lenders dated as of May 31, 2002 (Exhibit 10.1, Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 2002, File
                  No. 1-11083).

 10.3             Form of Credit and Security Agreement dated as of August 16,
                  2002 among Boston Scientific Funding Corporation, the Company,
                  Blue Ridge Asset Funding Corporation, Victory Receivables
                  Corporation The Bank of Tokyo-Mitsubishi Ltd., New York Branch and Wachovia Bank, N.A. (Exhibit 10.1, Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2002, File No.
                  1-11083).

 10.4 Form of Receivables Sale Agreement dated as of August 16, 2002 between the Company and each of its Direct or Indirect
                  Wholly-Owned Subsidiaries that Hereafter Becomes a Seller
                  Hereunder, as the Sellers, and Boston Scientific Funding
                  Corporation, as the Buyer (Exhibit 10.2, Quarterly Report on
                  Form 10-Q for the quarter ended September 30, 2002, File No.
                  1-11083).

 *10.6            License Agreement among Angiotech Pharmaceuticals, Inc., Cook
                  Incorporated and the Company dated July 9, 1997, and related
                  Agreement dated December 13, 1999.

 10.7             Agreement Containing Consent Decree, dated as of February 23,
                  1995, between the Company and the Federal Trade Commission
                  (Exhibit 10.16, Annual Report on Form 10-K for the year ended
                  December 31, 1994, File No. 1-11083).

 10.8             Letter Agreement, dated June 22, 1992, between the Company and
                  Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).

 10.9             Letter Agreement dated March 17, 1999, between the Company and
                  James R. Tobin (Exhibit 10.34, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

 10.10 Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration
                  No. 33-46980).

 10.11            Form of Retention Agreement between the Company and certain
                  Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

 *10.12 Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and amended as of January 1, 2003.

 10.13            Boston Scientific Corporation Global Employee Stock Ownership
                  Plan, as Amended and Restated (Exhibit 10.18, Annual Report on
                  Form 10-K for the year ended December 31, 1997,

EXHIBIT
  NO.                                          TITLE
  --                                           -----
                  Exhibit 10.21, Annual Report on Form 10-K for the year ended
                  December 31, 2000, Exhibit 10.22, Annual Report on Form 10-K
                  for the year ended December 31, 2000, File No. 1-11083).

 10.14            Boston Scientific Corporation Deferred Compensation Plan,
                  Effective January 1, 1996 (Exhibit 10.17, Annual Report on
                  Form 10-K for the year ended December 31, 1996, File No.
                  11083).

 10.15            Boston Scientific Corporation 1992 Non-Employee Directors'
                  Stock Option Plan, as amended (Exhibit 10.2, Annual Report on
                  Form 10-K for the year ended December 31, 1996, Exhibit 10.3,
                  Annual Report on Form 10-K for the year ended December 31,
                  2000, File No. 1-11083).

 10.16            Boston Scientific Corporation 2000 Long Term Incentive Plan
                  (Exhibit 10.20, Annual Report on Form 10-K for the year ended
                  December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, File No. 1-11083).

 10.17 Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on
                  Form 10-K for the year ended December 31, 2001, File No.
                  1-11083)

 10.18 Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on
                  Form 10-K for the year ended December 31, 2001, File No.
                  1-11083).

 10.19 SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy
                  Statement dated June 8, 1994 for its 1994 Annual Meeting of
                  Shareholders, Commission File No. 0-9301).

 10.20            SCIMED Life Systems, Inc. 1992 Stock Option Plan (Exhibit 4.1,
                  Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File
                  No. 0-9301).

 10.21            Heart Technology, Inc. Restated 1989 Stock Option Plan
                  (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).

 10.22            EP Technologies, Inc. 1991 Stock Option/Stock Issuance Plan
                  (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File
                  No. 33-82140).

 10.23            EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan,
                  (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8,
                  Registration No. 33-93196).

 10.24            Target Therapeutics, Inc. 1988 Stock Option Plan (Exhibit
                  10.2, Quarterly Report of Target Therapeutics, Inc. on Form
                  10-Q for the quarter ended September 30, 1996, File No.
                  0-19801).

EXHIBIT
  NO.                                          TITLE
  --                                           -----
 10.25            Target Therapeutics, Inc. 1988 Stock Option Plan, (Exhibit
                  10.3 Quarterly Report of Target Therapeutics, Inc. on Form
                  10-Q for the quarter ended September 30, 1996, File No.
                  0-19801).

 10.26            Embolic Protection Incorporated 1999 Stock Plan (Exhibit 10.1,
                  Registration Statement on Form S-8 of the Company,
                  Registration No. 333-61060).

 10.27            Quanam Medical Corporation 1996 Equity Incentive Plan (Exhibit
                  10.2, Registration Statement on Form S-8 of the Company,
                  Registration No. 333-61060).

 10.28            Quanam Medical Corporation 1996 Stock Plan (Exhibit 10.3,
                  Registration Statement on Form S-8 of the Company,
                  Registration No. 333-61060).

 10.29            RadioTherapeutics Corporation 1994 Stock Incentive Plan
                  (Exhibit 10.1, Registration Statement on Form S-8 of the
                  Company, Registration No. 333-76380).

 11               Statement regarding computation of per share earnings
                  (included in Note O to the Company's 2002 Consolidated
                  Financial Statements for the year ended December 31, 2002, filed as Exhibit 13.1 hereto).

 *12.1 Statement regarding computation of ratios of earnings to fixed charges.

 *13.1 The Company's 2002 Consolidated Financial Statements for the year ended December 31, 2002.

 13.2 Report of Independent Auditors, Ernst & Young LLP (included in the Company's 2002 Consolidated Financial Statements for the year ended December 31, 2002, filed as Exhibit 13.1 hereto).

 *21.1            List of the Company's subsidiaries as of March 21, 2003.

 *23.1            Consent of Independent Auditors, Ernst & Young LLP.

 *99.1            Certification of Chief Executive Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

 *99.2            Certification of Chief Financial Officer Pursuant to Section
                  906 of the Sarbanes-Oxley Act of 2002

 (b)              Reports on Form 8-K.

                  None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2003                    BOSTON SCIENTIFIC CORPORATION

                                         By: /s/ Lawrence C. Best
                                             ----------------------------------
                                         Lawrence C. Best
                                         Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 31, 2003                    /s/ John E. Abele
                                         --------------------------------------
                                         John E. Abele
                                         Director, Founder

Dated: March 31, 2003                    /s/ Lawrence C. Best
                                         --------------------------------------
                                         Lawrence C. Best
                                         Senior Vice President--Finance and
                                         Administration and Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

Dated: March 31, 2003                    /s/ Ursula M. Burns
                                         --------------------------------------
                                         Ursula M. Burns
                                         Director

Dated: March 31, 2003                    /s/ Joseph A. Ciffolillo
                                         --------------------------------------
                                         Joseph A. Ciffolillo
                                         Director

Dated: March 31, 2003                    /s/ Joel L. Fleishman
                                         --------------------------------------
                                         Joel L. Fleishman
                                         Director

Dated: March 31, 2003                    /s/ Marye Anne Fox
                                         --------------------------------------
                                         Marye Anne Fox
                                         Director

Dated: March 31, 2003                    /s/ Ray J. Groves
                                         --------------------------------------
                                         Ray J. Groves
                                         Director

Dated: March 31, 2003                    /s/ Lawrence L. Horsch
                                         --------------------------------------
                                         Lawrence L. Horsch
                                         Director

Dated: March 31, 2003                    /s/ Ernest Mario
                                         --------------------------------------
                                         Ernest Mario
                                         Director

Dated: March 31, 2003                    /s/ N.J. Nicholas, Jr.
                                         --------------------------------------
                                         N.J. Nicholas, Jr.
                                         Director

Dated: March 31, 2003                    /s/ Peter M. Nicholas
                                         --------------------------------------
                                         Peter M. Nicholas
                                         Director, Chairman of the Board

Dated: March 31, 2003                    /s/ Uwe E. Reinhardt, Ph.D.
                                         --------------------------------------
                                         Uwe E. Reinhardt, Ph.D.
                                         Director

Dated: March 31, 2003                    /s/ Warren B. Rudman
                                         --------------------------------------
                                         Warren B. Rudman
                                         Director

Dated: March 31, 2003                    /s/ James R. Tobin
                                         --------------------------------------
                                         James R. Tobin
                                         Director, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                 CERTIFICATIONS

I, James R. Tobin, certify that:

     1. I have reviewed this annual report on Form 10-K of Boston Scientific Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                         /s/ James R. Tobin
                                                         _______________________
                                                         James R. Tobin
                                                         Chief Executive Officer

                                 CERTIFICATIONS

I, Lawrence C. Best, certify that:

     1. I have reviewed this annual report on Form 10-K of Boston Scientific Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003
                                                         /s/ Lawrence C. Best
                                                         _______________________
                                                         Lawrence C. Best
                                                         Chief Financial Officer

                                                                     SCHEDULE II



                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                                     Charges to
                                                     Balance at      Charges to                  (Deductions from)   Balance at
                                                      Beginning      Costs and                         Other           End of
Description                                          of Period        Expenses     Deductions         Accounts         Period
-----------                                          ---------        --------     ----------         --------         ------
                                                                                   (In millions)
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances            $62            3            6(a)              (1)(b)          $58

YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances            $67            9            7(a)              (7)(b)          $62

YEAR ENDED DECEMBER 31, 2000
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances            $63            8            9(a)                5(b)          $67

----------
(a)   Uncollectible accounts written off.

(b)   Charges for sales returns and allowances, net of actual sales returns

Certain prior years' amounts have been reclassified to conform to the current year's presentation.