Form 10-Q
period 2003-03-31
BOSTON SCIENTIFIC CORP
filed 2003-05-15
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


/X/        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           ACT OF 1934

           For the quarterly period ended: March 31, 2003


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

            Yes  X                              No
                ---                                ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes  X                              No
                ---                                ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                       Shares Outstanding
            Class                                     as of March 31, 2003
            -----                                     --------------------
Common Stock, $.01 Par Value                               410,166,879

--------------------------------------------------------------------------------

================================================================================

                                TABLE OF CONTENTS

                                                                          PAGE
PART I     FINANCIAL INFORMATION                                           NO.

ITEM 1.         Condensed Consolidated Financial Statements                   3

                Condensed Consolidated Balance Sheets                         3

                Condensed Consolidated Statements of Operations               5

                Condensed Consolidated Statements of Cash Flows               6

                Notes to Condensed Consolidated Financial Statements          7

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          19

ITEM 3.         Quantitative and Qualitative Disclosures About Market Risk   29

ITEM 4.         Controls and Procedures                                      30

PART II         OTHER INFORMATION                                            31

ITEM 1.         Legal Proceedings                                            31

ITEM 6.         Exhibits and Reports on Form 8-K                             31

SIGNATURE                                                                    32

CERTIFICATIONS                                                               33

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                   March 31,       December 31,
In millions, except share and per share data         2003              2002
==============================================================================

Assets
Current assets:
   Cash and cash equivalents                      $      294        $      277
   Trade accounts receivable, net                        452               435
   Inventories                                           241               243
   Other current assets                                  253               253
                                                  ----------------------------
         Total current assets                     $    1,240        $    1,208

Property, plant and equipment                          1,160             1,117
Less: accumulated depreciation                           504               481
                                                  ----------------------------
                                                         656               636

Excess of cost over net assets acquired           $    1,232        $    1,168
Technology - core, net                                   556               553
Technology - developed, net                              209               217
Patents, net                                             324               316
Licenses and other intangibles, net                      116               113
Other assets                                             279               239
                                                  ----------------------------
                                                  $    4,612        $    4,450
                                                  ============================




       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)



                                                   March 31,       December 31,
In millions, except share and per share data         2003              2002
==============================================================================

Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                               $      421        $       88
   Bank obligations                                        4
   Accounts payable                                       71                66
   Accrued expenses                                      446               639
   Other current liabilities                             150               130
                                                  ----------------------------
         Total current liabilities                     1,092               923

Long-term debt                                           826               847
Other long-term liabilities                              219               213

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value -
      authorized 50,000,000 shares,
      none issued and outstanding
   Common stock, $ .01 par value -
      authorized 600,000,000 shares,
      414,882,413 shares issued at
      March 31, 2003 and December 31, 2002                 4                 4
   Additional paid-in capital                          1,293             1,250
   Treasury stock, at cost - 4,715,534
      shares at March 31, 2003 and 3,490,451
      shares at December 31, 2002                       (195)              (54)
   Retained earnings                                   1,491             1,394
   Accumulated other comprehensive loss                 (118)             (127)
                                                  ----------------------------
  Total stockholders' equity                           2,475             2,467
                                                  ----------------------------
                                                  $    4,612        $    4,450
                                                  ============================




       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)



                                                       Three Months Ended
                                                            March 31,
In millions, except per share data                   2003              2002
==============================================================================

Net sales                                         $      807        $      675
Cost of products sold                                    226               207
                                                  ----------------------------
Gross profit                                             581               468

Selling, general and administrative expenses             271               241
Amortization expense                                      20                17
Royalties                                                 12                 9
Research and development expenses                        103                76
Litigation-related charges                                 7
Purchased research and development                        13
                                                  ----------------------------
                                                         426               343
                                                  ----------------------------
Operating income                                         155               125

Other income (expense):
   Interest expense                                      (11)              (12)
   Other, net                                             (4)                4
                                                  ----------------------------

Income before income taxes                               140               117
Income taxes                                              43                35
                                                  ----------------------------
Net income                                        $       97        $       82
                                                  ============================

Net income per common share - basic               $     0.24        $     0.20
                                                  ============================

Net income per common share - assuming dilution   $     0.23        $     0.20
                                                  ============================



       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)



                                                         Three Months Ended
                                                              March 31,
In millions                                              2003          2002
==============================================================================

Cash provided by operating activities                 $      109    $       59

Investing activities:
   Purchases of property, plant and equipment, net           (35)          (39)
   Acquisitions of businesses, net of cash acquired          (13)
   Payments related to prior year acquisitions              (196)
   Payments for acquisitions of and/or investments
      in certain technologies, net                           (45)          (63)
   Other, net                                                                9
                                                      ------------------------
Cash used for investing activities                          (289)          (93)

Financing activities:
   Net increase in commercial paper                          333           292
   Net payments on revolving borrowings                      (10)         (204)
   Payments on notes payable, capital leases and
      long-term borrowings                                    (7)          (47)
   Purchases of common stock for treasury                   (189)
   Proceeds from issuances of shares of common stock          68            14
                                                      ------------------------
Cash provided by financing activities                        195            55
Effect of foreign exchange rates on cash                       2
                                                      ------------------------
Net increase in cash and cash equivalents                     17            21
Cash and cash equivalents at beginning of period             277           180
                                                      ------------------------
Cash and cash equivalents at end of period            $      294    $      201
                                                      ========================





       See notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2003

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

NOTE B - STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. The Company has adopted the disclosure-only provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

Three Months Ended
                                                                March 31,
(In millions, except per share data)                       2003          2002
------------------------------------------------------------------------------

Net income, as reported                                  $   97         $   82

Add: Stock-based employee compensation
 expense included in net income, net of related
 tax effects                                                                 2

Less: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effects                 (13)           (11)
                                                         ------         ------
PRO FORMA NET INCOME                                     $   84         $   73
                                                         ======         ======
Net income per common share -

 Basic:
   Reported                                                0.24           0.20
   Pro forma                                               0.20           0.18

Assuming dilution:
   Reported                                                0.23           0.20
   Pro forma                                               0.20           0.18


The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2003 and 2002, the Company reported comprehensive income of $106 million and $71 million, respectively.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                             Three Months
                                                            Ended March 31,
(In millions, except share and per share data)            2003           2002
--------------------------------------------------------------------------------
Basic:
  Net income                                            $      97     $      82
  Weighted average shares outstanding (in thousands)      410,994       405,280
  Net income per common share                           $    0.24     $    0.20
                                                        =========     =========

Assuming dilution:
  Net income                                            $      97     $      82
  Weighted average shares outstanding (in thousands)      410,994       405,280
  Net effect of dilutive stock-based compensation
   (in thousands)                                          11,022         5,817
                                                        ---------     ---------
  Total (in thousands)                                    422,016       411,097
  Net income per common share                           $    0.23     $    0.20
                                                        =========     =========

NOTE E - BUSINESS COMBINATIONS

On February 12, 2003, the Company completed its acquisition of InFlow Dynamics Inc. (InFlow) for approximately $13 million in cash plus contingent payments. In addition, the Company recorded approximately $13 million of acquisition-related obligations at the date of acquisition. InFlow is a stent technology development company that focuses on reducing the rate of restenosis, improving the visibility of stents during procedures and enhancing the overall vascular compatibility of the stent. The acquisition is intended to provide the Company with an expanded stent technology and intellectual property portfolio.

The condensed consolidated financial statements include InFlow's operating results from the date of acquisition. Pro forma information is not presented, as InFlow's results of operations prior to its date of acquisition are not material to the Company. The aggregate purchase price for InFlow has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including purchased research and development, as valued by an independent appraiser using information and assumptions provided by management.

Certain of the Company's business combinations involve contingent consideration. These payments would be allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to excess of cost over net assets acquired as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At March 31, 2003, the Company had an accrual for acquisition-related obligations of approximately $60 million. These accruals were recorded during the first quarter of 2003, primarily as an adjustment to goodwill. At March 31, 2003, the maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $600 million, some of which may be payable in the Company's common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2003 through 2013. The cumulative revenue level associated with the maximum future contingent payments is approximately $1.4 billion.

NOTE F - BORROWINGS AND CREDIT ARRANGEMENTS

The Company had approximately $421 million and $88 million of commercial paper outstanding at March 31, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.43 percent and 1.50 percent, respectively. In addition, the Company had approximately $100 million and $113 million in revolving credit facility borrowings outstanding at March 31, 2003 and December 31, 2002, respectively, at weighted average interest rates of 0.57 percent and
0.58 percent, respectively.

At March 31, 2003, the Company's revolving credit facilities totaled approximately $1.6 billion, consisting of a $1 billion credit facility that terminates in May 2003 and a $600 million credit facility that terminates in August 2006. The Company expects to refinance its $1 billion credit facility with a new credit facility of $600 million that will terminate in May 2004. The new credit facility is expected to contain substantially similar terms to the expiring credit facility; however, the new credit facility will contain an option to convert credit facility borrowings into a one-year term loan expiring in May 2005, provided that certain conditions are satisfied. As of December 31, 2002, the Company had short term borrowing capacity in excess of its outstanding borrowings of approximately $1.4 billion; therefore, the Company decided to reduce its 364-day credit facility from $1 billion to $600 million.

In addition, the Company had approximately $200 million and $197 million of borrowings outstanding under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, at March 31, 2003 and December 31, 2002, respectively. The borrowings bore interest rates of 1.67 percent and 1.89 percent at

March 31, 2003 and December 31, 2002, respectively. The revolving credit and security facility provides for up to $200 million of borrowing capacity.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects that a minimum of $300 million of its short-term bank obligations will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at March 31, 2003, compared to $320 million of short-term bank obligations classified as long-term at December 31, 2002.

NOTE G - INVENTORIES

The components of inventory consist of the following:

                                March 31,     December 31,
(In millions)                     2003           2002
----------------------------------------------------------
Finished goods                    $152           $145
Work-in-process                     46             48
Raw materials                       43             50
                                  ----           ----
                                  $241           $243
                                  ====           ====

NOTE H - NEW ACCOUNTING STANDARD

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, to clarify the conditions under which the assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive the majority of the variable interest entity's residual returns. The provisions of Interpretation No. 46 are required to be adopted by the Company in 2003. The Company is in the process of determining the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company's consolidated financial statements.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future. As of March 31, 2003, the potential exposure for litigation-related accruable costs is estimated to range from $13 million to $18 million, including approximately $7 million for a charge related to litigation with the Federal Trade Commission. The Company's total accrual for litigation-related reserves as of March 31, 2003 and December 31, 2002 was approximately $13 million and $4 million, respectively. As of March 31, 2003, the range of loss for reasonably possible contingencies that can be estimated is not material.

LITIGATION WITH JOHNSON & JOHNSON

On March 24, 2000, the Company (through its subsidiaries) and Medinol Ltd. (Medinol) filed a cross-border suit against Johnson & Johnson, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, and certain of their foreign subsidiaries in The Netherlands alleging Cordis' BX Velocity stent delivery system infringes one of Medinol's European patents. In this action, the Company and Medinol requested monetary and injunctive relief covering The Netherlands, Austria, Belgium, Switzerland, Germany, Denmark, Spain, France, Greece, Ireland, Italy, Liechtenstein, Luxembourg, Monaco, Portugaland Sweden. On March 19, 2001, the Company's request for preliminary injunction was denied by the Court. On May 11, 2001, Medinol appealed this decision. The Company has withdrawn from this action.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging the Company's Express(2)(TM) coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. On March 5, 2003, the Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion has been scheduled for July 21 and 22, 2003, with post-hearing briefing to follow.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against the Johnson & Johnson and Cordis, alleging that its Cypher(TM) drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher stent in the United States. On April 7, 2003, Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. A hearing on the preliminary injunction motion has been scheduled for July 23 and 24, 2003, with post-hearing briefing to follow.

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

LITIGATION WITH MEDTRONIC, INC.

On August 13, 1998, Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. The Company and SCIMED have answered denying the allegations of the complaint. Trial is expected in 2004.

LITIGATION WITH GUIDANT CORPORATION

On October 15, 2002, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. On December 6, 2002, the Company answered, denying the allegations of the complaint and counterclaimed seeking a declaration of invalidity, noninfringement and enforceability. The Company has asked the court to stay the litigation pending the outcome of a related arbitration proceeding.

On December 3, 2002, ACS filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 30, 2003, the Company filed an answer denying allegations of the complaint and concurrently filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain ACS products infringe five U.S. patents owned by the Company. The Company seeks monetary and injunctive relief. On March 17, 2003, ACS filed an amended complaint alleging an additional patent is infringed by the Company's product. The Company has asked the court to stay the litigation pending the outcome of a related arbitration proceeding.

On January 28, 2003, ACS filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the

Northern District of California seeking monetary and injunctive relief. The Company has answered denying the allegations of the complaint.

On December 30, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Guidant, Guidant Sales Corporation and ACS alleging that certain stent delivery systems (Multi-Link Zeta(TM) and Multi-Link Penta(TM)) and balloon catheter products (Agil-Trac(TM)) sold by Guidant and ACS infringe nine U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On February 21, 2003, Guidant filed an answer denying the allegations of the complaint and filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain Company products infringe patents owned by ACS. A scheduling conference was held on May 9, 2003.

LITIGATION RELATING TO COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company (the Agreement) relating to an improper arrangement between Cook and Guidant. On December 13, 2001, Cook filed suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On June 27, 2002, the Court found in favor of the Company, ruling that Cook breached the Agreement. On October 1, 2002, the Court granted the Company's request for a permanent injunction prohibiting certain activities under the Agreement and enjoining the use of the clinical data and technologies developed by Cook or Guidant in violation of the Agreement. Cook appealed the decision to the U.S. Court of Appeals for the Seventh Circuit. On April 16, 2003, the Court heard oral arguments, but has not yet issued a ruling.

On July 30, 2002, Guidant and Cook Group Incorporated, the parent of Cook, announced their agreement to merge Cook Group Incorporated into a wholly owned subsidiary of Guidant. On the same day, Guidant filed suit against the Company seeking a declaratory judgment that upon completion of the merger, the license under the Agreement may be assigned or sublicensed by Cook to ACS and that ACS is entitled to use the information, data or technology generated or gathered for the purposes of obtaining regulatory approval for a coronary stent utilizing the Angiotech technology. The Company has answered the complaint and counterclaimed for declaratory and injunctive relief alleging that Guidant is tortiously interfering with Cook's performance under the Agreement. Guidant has announced the termination of their agreement to merge with Cook, and on March 13, 2003, the Company and Guidant filed a joint motion to dismiss the claims and counterclaims between the parties without prejudice. On March 14, 2003, the Court granted the joint motion.


OTHER PATENT LITIGATION

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel has filed an appeal of the dismissal of the remaining claim. A hearing is scheduled for June 3, 2003.

On January 21, 2003, Dendron GmbH, EV3 Ltd., EV3 International, Inc., Microvena Corporation and Microtherapeutics, Inc. (the EV3 Parties) filed suit against The Regents of the University of California in the United Kingdom seeking a declaration that certain of the EV3 Parties' detachable coil and microcatheter products do not infringe a patent licensed by the Company from The Regents of the University of California and revocation of the patent. The Company has answered, denying the allegations of the complaint and filed a counterclaim against the EV3 Parties alleging that the products infringe a patent licensed to the Company and owned by the University.

On April 4, 2003, the Company, SCIMED and RadioTherapeutics Corporation (RTC), a subsidiary of the Company, together with the University of Kansas and the University of Nebraska, entered into an agreement with RITA Medical Systems, Inc. (RITA) to settle outstanding litigation among the companies. The Company and RITA had pending a number of lawsuits involving radiofrequency ablation technology in which each had accused the other of patent infringement. As part of the settlement, the parties agreed to cross license certain patents. All related suits among the parties were dismissed.

On November 26, 2002, the Company filed suit against Artes Medical USA, Inc. (Artes) alleging that the Company's Contour SE(TM) embolic agent does not infringe a certain patent owned by Artes, and that the patent is not valid. The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary and injunctive relief. On April 21, 2003, Artes filed a motion to dismiss the suit for lack of jurisdiction. A hearing date for the motion has not yet been set.

LITIGATION WITH MEDINOL LTD.

On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol and its controlling shareholders, alleging among other things, loss of faith among Medinol's shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs. Preliminary motions were heard on October 29, 2001. Medinol and its shareholders requested the Court to strike the claim on the grounds of lack of jurisdiction. The Court rejected the motion except for the nomination of a director to Medinol, which was referred to the District Court of New York. A preliminary hearing is scheduled for June 9, 2003.

On January 21, 2003, Medinol filed suit against several of the Company's international subsidiaries in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company's Express(TM) stent infringes four European patents owned by Medinol. A hearing is scheduled for October 10, 2003.

OTHER PROCEEDINGS

In October 1998, the Company recalled its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system following reports of balloon leaks. In November 1998, the U.S. Department of Justice began an investigation regarding the shipment and sale of the NIR ON(R) Ranger(TM) with Sox(TM) stent delivery system and other aspects of the Company's relationship with Medinol, the vendor of the stent. The Company and two senior officials have been advised that they are targets of the federal grand jury investigation, but that no final decision has been made as to whether any potential charges would be brought. The Company believes that the statute of limitations for certain charges, which could potentially arise from the investigation, may expire during the year 2003 and that this may serve as a catalyst for activity during the year. There can be no assurance that the investigation will result in an outcome favorable to the Company; that charges would not be brought; or that the Company would not agree to an extension of the statute. The Company believes that it will ultimately be demonstrated that the Company and its officials acted responsibly and appropriately.

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

Further, product liability claims against the Company may be asserted in the future related to events not known to management at the present time. The Company is substantially self-insured with respect to general and product liability claims. Losses for claims in excess of the limits of purchased insurance would be recorded at the time and to the extent they are probable and estimable. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.

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

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2002 has been restated based on the Company's standard foreign exchange rates used for 2003. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.


                                           United                       Inter-
(In millions)                              States   Europe   Japan   Continental   Total
-----------------------------------------------------------------------------------------
Three months ended March 31, 2003
  Net sales                                 $479     $135     $120       $54        $788
  Operating income excluding special
    charges                                  185       59       68        16         328

Three months ended March 31, 2002
  Net sales                                 $405     $120     $122       $47        $694
  Operating income excluding special
    charges                                  136       49       72        10         267

A reconciliation of the totals reported for the reportable segments to the applicable line items in the condensed consolidated financial statements is as follows:

                                                           Three Months Ended
                                                                March 31,
(In millions)                                              2003          2002
------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments            $  788        $  694
       Foreign exchange                                       19           (19)
                                                          ------        ------
                                                          $  807        $  675
                                                          ======        ======
Income before income taxes:
       Total operating income for reportable segments
          excluding special charges                       $  328        $  267
       Manufacturing operations                              (66)          (71)
       Corporate expenses and foreign exchange               (87)          (71)
       Litigation-related charges                             (7)
       Purchased research and development                    (13)
                                                          ------        ------
                                                             155           125

       Other expense, net                                    (15)           (8)
                                                          ------        ------
                                                          $  140        $  117
                                                          ======        ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Boston Scientific Corporation (Boston Scientific or the Company) is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. The Company's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's approach to innovation combines internally developed products and technologies with those obtained externally through strategic acquisitions and alliances.

The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral intervention, neurovascular intervention, electrophysiology, vascular surgery, gastroenterology, gynecology, oncology and urology.

RESULTS OF OPERATIONS

FINANCIAL SUMMARY
Net sales for the first quarter of 2003 were $807 million as compared to $675 million in the first quarter of 2002, an increase of 20 percent. Excluding the favorable impact of $38 million of foreign currency fluctuations, net sales were $769 million, an increase of 14 percent. The reported net income for the first quarter of 2003 was $97 million, or $0.23 per share (diluted), as compared to $82 million, or $0.20 per share, in the first quarter of 2002. The reported results for the first quarter of 2003 include after-tax charges of $20 million, or $0.05 per share, consisting of purchased in-process research and development costs of $13 million primarily related to the recent acquisition of InFlow Dynamics, Inc. (InFlow), and a $7 million charge related to litigation with the Federal Trade Commission. The reported results for the first quarter of 2002 include after-tax charges of $7 million, or $0.02 per share, associated with the Company's previously announced global operations strategy, which was completed in 2002.

NET SALES
During the first quarter of 2003, United States (U.S.) revenues increased approximately 18 percent to $479 million relative to the first quarter of 2002. U.S. revenues increased primarily due to sales of the Company's internally developed Express2(TM)coronary stent, partially offset by decreases in NIR(R) coronary stent sales. The U.S. revenue increase was also due to growth in the Company's Endosurgery and coronary angioplasty balloon product lines.

International revenues increased approximately 21 percent to $328 million relative to the first quarter of 2002, or approximately 8 percent on a constant currency basis. The increase in international revenues, on a constant currency basis, for the first quarter of 2003 was primarily due to increased sales of coronary stents within the Company's Europe and Inter-Continental operating segments and growth in the Company's Endoscopy product lines.

Worldwide coronary stent sales increased approximately 80 percent to $115 million relative to the first quarter of 2002, primarily due to sales of Express2 coronary stent systems. The Company anticipates the launch of its Express2 coronary stent system in Japan in the third or fourth quarter of 2003. In addition, late in the first quarter of 2003, the Company initiated a limited launch of its TAXUS drug-eluting coronary stent system in Europe and other international markets.

The following table provides worldwide sales by region and relative change on an actual and constant foreign currency basis for the three months ended March 31, 2003 and 2002, respectively.

                        Three Months Ended                   Change
                              March 31,            At Actual        At Constant
(In millions)           2003          2002      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

United States         $  479        $  405            18%               18 %
Europe                   145           106            37%               13 %
Japan                    126           116             9%               (2)%
Inter-Continental         57            48            19%               18 %
                      ------        ------          -----             -----
WORLDWIDE             $  807        $  675            20%               14 %
                      ======        ======          =====             =====

The following table provides worldwide sales by division and relative change on an actual and constant foreign currency basis for the three months ended March 31, 2003 and 2002, respectively.

                          Three Months Ended                Change
                               March 31,          At Actual       At Constant
(In millions)             2003          2002    Currency Basis   Currency Basis
                          ----          ----    --------------   --------------

Cardiovascular          $  502        $  416          21%              15%
Electrophysiology           27            22          23%              17%
Neurovascular               51            41          24%              15%
                        ------        ------        -----            -----
CARDIOVASCULAR GROUP    $  580        $  479          21%              15%

Oncology                $   38        $   33          15%              11%
Endoscopy                  138           119          16%              10%
Urology                     51            44          16%              14%
                        ------        ------        -----            -----
ENDOSURGERY GROUP       $  227        $  196          16%              11%
                        ------        ------        -----            -----
WORLDWIDE               $  807        $  675          20%              14%
                        ======        ======        =====            =====

The Company's international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level.

GROSS PROFIT
Gross profit increased to $581 million, or 72.0 percent of net sales, in the first quarter of 2003 from $468 million, or 69.3 percent of net sales, in the first quarter of 2002. The increase in gross profit was primarily due to the reduction of costs associated with the Company's global operations strategy, operational cost improvements and shifts in the Company's product sales mix toward higher margin products, primarily the Express2(TM) coronary stent, partially offset by reductions in hedging gains.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
SG&A expenses as a percentage of net sales decreased to 34 percent in the first quarter of 2003 from 36 percent in the first quarter of 2002 and increased approximately $30 million to $271 million. The increase in expenses in the first quarter of 2003 is primarily attributable to foreign currency fluctuations, and an increase in selling expenses due to sales force expansion and market development for the Company's drug-eluting stent business. General and administrative expenses remained flat in the first quarter of 2003 relative to the first quarter of 2002.

AMORTIZATION EXPENSE
Amortization expense increased to $20 million in the first quarter of 2003 from $17 million in the first quarter of 2002 and decreased as a percentage of sales to 2 percent from 3 percent. The increase in expense dollars during the first quarter of 2003 is primarily a result of amortization of intangible assets acquired during 2002.

ROYALTIES
Royalties were approximately $12 million during the first quarter of 2003 and $9 million during the first quarter of 2002 and remained at approximately 1 percent of sales. The increase is primarily due to increases in sales of royalty-bearing products. The Company expects that its royalty expenses will increase throughout 2003 primarily due to royalties payable on sales of the Company's TAXUS(TM) paclitaxel-eluting stent system. In addition, the Company continues to enter into strategic technological alliances, some of which include royalty commitments.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE
R&D expense increased to $103 million in the first quarter of 2003 from $76 million in the first quarter of 2002 and increased as a percentage of sales to 13 percent from 11 percent. The investment in research and development dollars reflects spending on new product development programs as well as clinical research and regulatory compliance. The increase in research and development expense during the first quarter of 2003 is primarily attributable to investment in the development of and clinical trials relating to the Company's TAXUS drug-eluting stent program.

The TAXUS clinical program is a series of studies designed to collect data on Boston Scientific's proprietary polymer-based, paclitaxel-eluting stent technology for reducing coronary restenosis, the growth of neointimal tissue within an artery after angioplasty and stenting. Prior studies have demonstrated promising results by dramatically reducing restenosis. Paclitaxel is a multifunctional microtubular inhibitor that controls platelets, smooth muscle cells and white blood cells, all of which are believed to contribute to restenosis. The proprietary polymer on the stent allows for controlled delivery of paclitaxel. The Company initiated the TAXUS program in 1997. The TAXUS program is generally progressing in line with the estimates set forth in the Company's Annual Report on Form 10-K.

INTEREST EXPENSE AND OTHER, NET
Interest expense decreased to $11 million in the first quarter of 2003 from $12 million in the first quarter of 2002. The decrease was primarily due to lower short-term market interest rates during the first quarter of 2003 relative to the first quarter of 2002. Other, net, was an expense of approximately $4 million in the first quarter of 2003 and income of approximately $4 million in the first quarter of 2002. The change in other, net, is primarily due to net gains recognized on sales of available-for-sale securities in the first quarter of 2002.

TAX RATE
The Company's reported tax rate was 31 percent and 30 percent for the first quarter of 2003 and 2002, respectively. The increase was due to the increase in special charges during the first quarter of 2003. The special charges included purchased in-process research and development costs and litigation-related charges during the first quarter of 2003, and costs associated with the Company's global operations strategy during the first quarter of 2002. These special charges are either not deductible for income tax purposes or are taxed at rates that vary from the Company's blended effective tax rate. Management currently estimates that the effective tax rate during the remainder of 2003, excluding the impact of net special charges, will be approximately 27 percent. However, the effective tax rate could be positively or negatively impacted by changes in the geographic mix of the Company's income or by business acquisitions.

The Company has recognized net deferred tax assets aggregating $65 million at March 31, 2003 and $68 million at December 31, 2002. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development and net operating loss carryforwards. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

LITIGATION-RELATED CHARGES
On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995. On March 28, 2003, the Court entered a judgment against the Company in the amount of approximately $7 million. The Company recorded this amount as a charge to operating income in the first quarter of 2003.

PURCHASED RESEARCH AND DEVELOPMENT
The Company's purchased research and development charges recorded during the first quarter of 2003 primarily relate to its acquisition of InFlow. The Company completed its acquisition of InFlow on February 12, 2003, for approximately $13 million in cash plus contingent payments. In addition, the Company recorded approximately $13 million of acquisition-related obligations at the date of acquisition. InFlow is a stent technology development company that focuses on reducing the rate of restenosis, improving the visibility of stents during procedures and enhancing the overall vascular compatibility of the stent. The acquisition is intended to provide the Company with an expanded stent technology and intellectual property portfolio.

The condensed consolidated financial statements include InFlow's operating results from the date of acquisition. Pro forma information is not presented, as InFlow's results of operations prior to its date of acquisition are not material to the Company. The aggregate purchase price for InFlow has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including purchased research and development, as valued by an independent appraiser using information and assumptions provided by management.

The Company's research and development projects acquired in connection with its 2001 and 2002 business combinations are generally progressing in line with the estimates set forth in the Company's 2002 Annual Report on Form 10-K. The Company expects to continue to pursue these research and development efforts and believes it has a reasonable chance of completing the projects.

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

The Company believes it is poised to take advantage of the drug-eluting stent opportunity for a variety of reasons, including its more than five years of scientifically rigorous research and development, the promising clinical results of its TAXUS program, the combined strength of the components of its technology, its overall market leadership, and the largest sales force in interventional cardiology. In addition, in order to capitalize on this opportunity, the Company is making significant investments in its sales, clinical and manufacturing capabilities.

Recognizing the promise and benefits of drug-eluting stents, physicians are expected to rapidly adopt this new technology in the U.S. In addition, initial reimbursement rates have already been set in the United States. However, certain international markets are still in the process of setting reimbursement levels, which has delayed physician adoption rates in these markets.

The Company's success with drug-eluting stents, and its ability to improve operating margins, could be adversely affected by more gradual physician adoption rates, changes in reimbursement policies, delayed or limited regulatory approvals, unexpected variations in clinical results, the earlier availability of a competitor's technology, third-party intellectual property, the outcome of litigation and the availability of inventory to meet customer demand. A more gradual physician adoption rate may limit the number of procedures in which the technology may be used and the price at which institutions may be willing to purchase the technology. Together, these and other factors contribute to the uncertainty surrounding the evolution of the drug-eluting stent market and the Company's position in it.

During the first quarter of 2003, the FDA granted the TAXUS system "expedited review" status. Granting of expedited review status means that the application is designated to receive priority review before other pending applications. In addition, during the first quarter of 2003, the Company received CE Mark approval for its TAXUS paclitaxel-eluting stent system, and initiated a limited launch of the product in Europe and other international markets. The Company continues to make progress in improving product yields and the availability of inventory, expanding to an unconstrained launch in Europe and other international markets in May of 2003.

During the second quarter of 2003, one of the Company's competitors launched a drug-eluting stent into the U.S. market, while the Company's drug-eluting stent product is expected to be launched in the U.S. in late 2003. In addition, several of the Company's competitors are expected to launch bare metal stent products into the U.S. market during 2003. Until the Company launches its drug-eluting stent product, it is likely that its U.S. coronary stent business will be subject to significant share and price pressure; however, the Company expects to achieve growth in its U.S. coronary stent business in 2003 as compared to 2002. The Company plans to launch its drug-eluting stent product in Japan in 2005, subject to regulatory approvals.

As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and make additional investments in existing relationships. Since early 2001, the Company has consummated several business acquisitions and strategic alliances. Management believes it has developed a sound plan to integrate these businesses. The failure to successfully integrate these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

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

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. The Company's Japan business is expected to be under continued pressure, particularly in coronary stents, due to competitive product offerings and the lack of physician acceptance of the NIR(R) coronary stent platform. The Company anticipates the launch of its Express(2)(TM) coronary stent system in Japan in the third or fourth quarter of 2003. Deterioration in the Japanese or emerging markets economies may impact the Company's ability to grow its business and to collect its accounts receivable in international markets. In addition, in certain of these markets, there has been a reduction in procedural volume in response to Severe Acute Respiratory Syndrome (SARS); the Company does not believe the financial impact will be material. Further, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

These factors may impact the rate at which the Company can grow. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES
Cash generated by operations provides a major source of funds for investing in the Company's growth. Cash provided by operating activities increased to $109 million during the first quarter of 2003 from $59 million during the first quarter of 2002. The increase is primarily due to the growth in the Company's earnings and a reduction of cash payments associated with the Company's global operations strategy. In addition, the Company increased its borrowings by approximately $316 million and received approximately $68 million in connection with the issuance of shares pursuant to its stock option and employee stock purchase plans during the first quarter of 2003. Cash proceeds, including the increase in borrowings during the period, were primarily used to make acquisition-related payments, repurchase shares, and fund strategic alliances, new acquisitions and capital expenditures.

The Company's net debt (borrowings less cash and cash equivalents) was $957 million and $658 million at March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003, net debt represented 26 percent of capital (total stockholders' equity plus total debt), as compared to 19 percent at December 31, 2002. The increase in net debt was primarily due to an increase in commercial paper borrowings as a result of acquisition-related payments and share repurchases during the first quarter of 2003. The Company had working capital of $148 million and $285 million as of March 31, 2003 and December 31, 2002, respectively. The decrease in the working capital position was due to the increase in commercial paper borrowings, partially offset by a decrease in accrued liabilities.

The Company had approximately $421 million and $88 million of commercial paper outstanding at March 31, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.43 percent and 1.50 percent, respectively. In addition, the Company had approximately $100 million and $113 million in revolving credit facility borrowings outstanding at March 31, 2003 and December 31, 2002, respectively, at weighted average interest rates of 0.57 percent and
0.58 percent, respectively.

At March 31, 2003, the Company's revolving credit facilities totaled approximately $1.6 billion, consisting of a $1 billion credit facility that terminates in May 2003 and a $600 million credit facility that terminates in August 2006. The Company expects to refinance its $1 billion credit facility with a new credit facility of $600 million that will terminate in May 2004. The new credit facility is expected to contain substantially similar terms to the expiring credit facility; however, the new credit facility will contain an option to convert credit facility borrowings into a one-year term loan expiring in May 2005, provided that certain conditions are satisfied. As of December 31, 2002, the Company had excess short term borrowing capacity (approximately $1.4 billion was available under the Company's revolving credit facilities); therefore, the Company decided to reduce its 364-day credit facility from $1 billion to $600 million.

In addition, the Company had approximately $200 million and $197 million of borrowings outstanding under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, at March 31, 2003 and December 31, 2002, respectively. The borrowings bore interest rates of 1.67 percent and 1.89 percent at March 31, 2003 and December 31, 2002, respectively. The revolving credit and security facility provides for up to $200 million of borrowing capacity.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects that a minimum of $300 million of its short-term bank obligations will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at March 31, 2003, compared to $320 million of short-term bank obligations classified as long-term at December 31, 2002.

Certain of the Company's business combinations involve contingent consideration. These payments would be allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to excess of cost over net assets acquired as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At March 31, 2003, the Company had an accrual for acquisition-related obligations of approximately $60 million. At March 31, 2003, the maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $600 million, some of which may be payable in the Company's common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2003 through 2013. The cumulative revenue level associated with the maximum future contingent payments is approximately $1.4 billion.

The Company is authorized to purchase on the open market and in private transactions up to approximately 60 million shares of the Company's common stock. Stock repurchased is principally used to satisfy the Company's obligations pursuant to its equity incentive plans, but may also be used for general corporate purposes, including acquisitions. During the first quarter of 2003, the Company repurchased approximately 4.5 million shares at an aggregate cost of $189 million. As of March 31, 2003, a total of approximately 42 million shares of the Company's common stock had been repurchased under its authorization.

The Company expects to incur capital expenditures of approximately $150 million during the remaining quarters of 2003. The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs over the next twelve months, including anticipated capital expenditures, additional share repurchases, acquisition-related payments and other strategic initiatives.

LEGAL PROCEEDINGS
The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in Note I to the condensed consolidated financial statements contained herein and the consolidated financial statements contained in the Company's 2002 Annual Report on Form 10-K, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

Further, product liability claims against the Company may be asserted in the future related to events not known to management at the present time. The Company is substantially self-insured with respect to general and product liability claims. Losses for claims in excess of the limits of purchased insurance would be recorded at the time and to the extent they are probable and estimable. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

- volatility in the coronary stent market, competitive offerings and the timing of submission for and receipt of regulatory approvals to market TAXUS(TM) drug-eluting stents and other coronary and peripheral stent platforms;
- the Company's ability to launch the Express(2)(TM) coronary stent in the Japanese market in the third or fourth quarter of 2003 and the TAXUS drug-eluting stent in the U.S. in late 2003 and in Japan in 2005;
- the impact of the introduction of drug-eluting stents on the size and distribution of share within the coronary stent market in the U.S. and around the world;
- the Company's ability to capitalize on the opportunity in the drug-eluting stent market for significant growth in revenue and earnings and to supply sufficient inventory to meet customer demand;
- the Company's ability to achieve growth in its worldwide and domestic coronary stent business in the face of competitive pressure and the introduction of drug-eluting stents;
- the continued decline in NIR(R) coronary stent sales in Japan and changes in the mix of the Company's coronary stent platforms;
- the ability of the Company to manage accounts receivable and gross margins and to react effectively to the changing managed care environment, reimbursement models and worldwide economic and political conditions;
- the Company's ability to integrate the acquisitions and other strategic alliances consummated since early 2001;
- the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis within cost estimates, including products resulting from purchased research and development;
- the Company's ability to position itself as one of two early entrants in the drug-eluting stent market and to take advantage of opportunities that exist in the markets it serves;
- the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company and the ultimate success of these initiatives;
- the Company's ability to maintain a 27 percent effective tax rate, excluding net special charges, during the remainder of 2003 and to substantially recover its net deferred tax assets;

- the ability of the Company to meet its projected cash needs over the next twelve months, to refinance expiring credit facilities and to maintain its borrowings beyond the next twelve months;
-   the financial impact of SARS on the Company;
-   risks associated with international operations;
- the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins;
- the effect of litigation, risk management practices and compliance activities on the Company's loss contingency, legal provision and cash flow; and
- the impact of stockholder, patent, product liability, Medinol Ltd. and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had currency derivative instruments outstanding in the notional amounts of $1.5 billion and $1.3 billion as of March 31, 2003 and December 31, 2002, respectively. The Company recorded $12 million of assets and $28 million of liabilities to recognize the fair value of these instruments at March 31, 2003, compared to $15 million of assets and $27 million of liabilities at December 31, 2002. A 10 percent appreciation in the U.S. dollar's value relative to the hedged foreign currencies would increase the derivative instruments' fair value by approximately $85 million as of March 31, 2003. A 10 percent depreciation in the U.S. dollar's value relative to the hedged foreign currencies would decrease the derivative instruments' fair value by approximately $101 million as of March 31, 2003. Any increase or decrease in the fair value of the Company's foreign exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

The Company had interest rate derivative instruments outstanding in the notional amount of $63 million at March 31, 2003 and December 31, 2002, respectively. The Company recorded an immaterial amount to recognize the fair value of these instruments at March 31, 2003 and December 31, 2002. A 100 basis point change in global interest rates would not change the derivative instruments' fair value by a material amount at March 31, 2003 and December 31, 2002, respectively. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.


ITEM 4: CONTROLS AND PROCEDURES

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

                                     PART II
                                OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Amendment No. 1 to Credit and Security Agreement dated as of January 30, 2003 among Boston Scientific Funding Corporation, as Borrower, the Company, as Servicer, Wachovia Bank, N.A. and others

              99.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

              99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer


         (b) The following reports were filed during the quarter ended March 31, 2003:

              None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.


                                      BOSTON SCIENTIFIC CORPORATION


                                      By: /s/ Lawrence C. Best
                                          -------------------------------------
                                      Name:  Lawrence C. Best
                                      Title: Chief Financial Officer and Senior
                                             Vice President - Finance and
                                             Administration

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its a consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003                         /s/ James R. Tobin
                                           -------------------------------------
                                           James R. Tobin
                                           President and Chief Executive Officer

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its a consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 15, 2003                         /s/ Lawrence C. Best
                                           -------------------------------------
                                           Lawrence C. Best
                                           Senior Vice President - Finance &
                                           Administration and Chief Financial
                                           Officer