Form 10-Q
period 2003-06-30
BOSTON SCIENTIFIC CORP
filed 2003-08-14
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

           For the quarterly period ended: June 30, 2003


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

            Yes  [X]                            No  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                   Shares Outstanding
            Class                                  as of June 30, 2003
            -----                                  -------------------
Common Stock, $.01 Par Value                          411,628,827

--------------------------------------------------------------------------------

                                  Page 1 of 38
                            Exhibit Index on Page 38
================================================================================

                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION                                         PAGE NO.

ITEM 1.   Condensed Consolidated Financial Statements                      2

          Condensed Consolidated Balance Sheets                           2-3

          Condensed Consolidated Statements of Operations                  4

          Condensed Consolidated Statements of Cash Flows                  5

          Notes to Condensed Consolidated Financial Statements             6

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             19

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk      34

ITEM 4.   Controls and Procedures                                         35

PART II   OTHER INFORMATION                                               36

ITEM 1.   Legal Proceedings                                               36

ITEM 4.   Submission of Matters to a Vote of Security Holders             36

ITEM 6.   Exhibits and Reports on Form 8-K                                37

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                 June 30,    December 31,
In millions, except share and per share data       2003          2002
-------------------------------------------------------------------------

Assets
Current assets:
   Cash and cash equivalents                   $      410    $      277
   Trade accounts receivable, net                     478           435
   Inventories                                        239           243
   Other current assets                               248           253
                                               -------------------------
         Total current assets                       1,375         1,208

Property, plant and equipment                       1,212         1,117
Less: accumulated depreciation                        534           481
                                               -------------------------
                                                      678           636

Excess of cost over net assets acquired             1,222         1,168
Technology - core, net                                560           553
Technology - developed, net                           209           217
Patents, net                                          333           316
Licenses and other intangibles, net                   116           113
Investments                                           373           210
Other assets                                           55            29
                                               -------------------------
                                               $    4,921    $    4,450
                                               =========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                           June 30,    December 31,
In millions, except share and per share data                                 2003          2002
---------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                      $      342    $       88
   Bank obligations                                                               9
   Accounts payable                                                              66            66
   Accrued expenses                                                             498           639
   Other current liabilities                                                    192           130
                                                                         -------------------------
         Total current liabilities                                            1,107           923

Long-term debt                                                                  974           847
Other long-term liabilities                                                     188           213

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 600,000,000 shares,
     414,882,413 shares issued at June 30, 2003 and December 31, 2002             4             4
   Additional paid-in capital                                                 1,271         1,250
   Treasury stock, at cost - 3,253,586 shares at June 30, 2003 and
     3,490,451 shares at December 31, 2002                                     (140)          (54)
   Deferred compensation                                                         (1)
   Retained earnings                                                          1,605         1,394
   Accumulated other comprehensive loss                                         (87)         (127)
                                                                         -------------------------
         Total stockholders' equity                                           2,652         2,467
                                                                         -------------------------
                                                                         $    4,921    $    4,450
                                                                         =========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
In millions, except per share data                       2003            2002            2003            2002
---------------------------------------------------------------------------------------------------------------
Net sales                                              $   854         $   708         $ 1,661         $ 1,383
Cost of products sold                                      235             225             461             432
                                                       ------------------------        ------------------------
Gross profit                                               619             483           1,200             951

Selling, general and administrative expenses               292             246             563             487
Amortization expense                                        21              17              41              34
Royalties                                                   13               8              25              17
Research and development expenses                          108              85             211             161
Litigation-related charges                                                                   7
Purchased research and development                          12              45              25              45
                                                       ------------------------        ------------------------
                                                           446             401             872             744
                                                       ------------------------        ------------------------
Operating income                                           173              82             328             207

Other income (expense):
   Interest expense                                        (12)            (10)            (23)            (22)
   Other, net                                                              (18)             (4)            (14)
                                                       ------------------------        ------------------------

Income before income taxes                                 161              54             301             171
Income taxes                                                47              29              90              64
                                                       ------------------------        ------------------------
Net income                                             $   114         $    25         $   211         $   107
                                                       ========================        ========================

Net income per common share - basic                    $  0.28         $  0.06         $  0.51         $  0.26
                                                       ========================        ========================

Net income per common share - assuming dilution        $  0.27         $  0.06         $  0.50         $  0.26
                                                       ========================        ========================

       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
In millions                                                                             2003           2002
--------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                               $      354     $      218

Investing activities:
    Purchases of property, plant and equipment, net                                        (74)           (62)
    Proceeds from sales of available for sale securities                                                   14
    Acquisitions of businesses, net of cash acquired                                       (13)           (44)
    Payments related to prior year acquisitions                                           (242)
    Payments for acquisitions of and/or investments in certain technologies, net          (169)          (144)
                                                                                    --------------------------
Cash used for investing activities                                                        (498)          (236)

Financing activities:
    Net increase in commercial paper                                                       509            411
    Net payments on revolving borrowings                                                  (109)          (412)
    Payments on notes payable, capital leases and long-term borrowings                      (9)           (46)
    Purchases of common stock for treasury                                                (244)
    Proceeds from issuances of shares of common stock                                      126             26
                                                                                    --------------------------
Cash provided by (used for) financing activities                                           273            (21)
Effect of foreign exchange rates on cash                                                     4              3
                                                                                    --------------------------
Net increase (decrease) in cash and cash equivalents                                       133            (36)
Cash and cash equivalents at beginning of period                                           277            180
                                                                                    --------------------------
Cash and cash equivalents at end of period                                          $      410     $      144
                                                                                    ==========================



Supplemental Schedule of Noncash Investing and Financing Activities:
    Payments due in connection with prior year acquisitions                         $       39     $       95

       See notes to unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

NOTE B - STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
(In millions, except per share data)        2003      2002      2003      2002
-------------------------------------------------------------------------------
Net income, as reported                    $  114    $   25    $  211    $  107


Add: Stock-based employee compensation
 expense included in net income, net of
 related tax effects                            1         1         1         3

Less: Total stock-based employee
 compensation expense determined under
 fair value based method for all awards,
 net of related tax effect                    (13)      (11)      (26)      (22)
                                           ------    ------    ------    ------
PRO FORMA NET INCOME                       $  102    $   15    $  186    $   88
                                           ======    ======    ======    ======
Net income per common share -

 Basic:
   Reported                                $ 0.28    $ 0.06    $ 0.51    $ 0.26
   Pro forma                               $ 0.25    $ 0.04    $ 0.45    $ 0.22

Assuming dilution:
   Reported                                $ 0.27    $ 0.06    $ 0.50    $ 0.26
   Pro forma                               $ 0.24    $ 0.04    $ 0.44    $ 0.22

The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

NOTE C - COMPREHENSIVE INCOME

For the three months ended June 30, 2003 and 2002, the Company reported comprehensive income of $145 million and a comprehensive loss of $22 million, respectively. For the six months ended June 30, 2003 and 2002, the Company reported comprehensive income of $251 million and $49 million, respectively. Comprehensive income for the three and six months ended June 30, 2003 was greater than reported net income primarily due to favorable foreign currency fluctuations of $16 million and $26 million, respectively, and unrealized gains on the Company's equity investments of $18 million and $19 million, respectively. Comprehensive loss/income for the three and six months ended June 30, 2002 was reduced compared to reported net income primarily due to $39 million and $44 million, respectively, in unrealized losses on derivative financial instruments.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                           Three Months Ended       Six Months Ended
                                                                June 30,                June 30,
(In millions, except share and per share data)              2003        2002        2003        2002
------------------------------------------------------------------------------------------------------
Basic:
  Net income                                             $     114   $      25   $     211   $     107
  Weighted average shares outstanding (in thousands)       410,269     406,028     410,631     405,654
  Net income per common share                            $    0.28   $    0.06   $    0.51   $    0.26
                                                         =========   =========   =========   =========

Assuming dilution:
  Net income                                             $     114   $      25   $     211   $     107
  Weighted average shares outstanding (in thousands)       410,269     406,028     410,631     405,654
  Net effect of dilutive stock-based compensation
  (in thousands)                                            12,112       6,936      11,567       6,377
                                                         ---------   ---------   ---------   ---------
Total(in thousands)                                        422,381     412,964     422,198     412,031
  Net income per common share                            $    0.27   $    0.06   $    0.50   $    0.26
                                                         =========   =========   =========   =========

NOTE E - BUSINESS COMBINATIONS

On February 12, 2003, the Company completed its acquisition of InFlow Dynamics Inc. (InFlow) for approximately $13 million in cash plus contingent payments. In addition, the Company recorded approximately $13 million of acquisition-related obligations at the date of acquisition. InFlow is a stent technology development company that focuses on reducing the rate of restenosis, improving the visibility of stents during procedures and enhancing the overall vascular compatibility of the stent. The acquisition was intended to provide the Company with an expanded stent technology and intellectual property portfolio.

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

Certain of the Company's business combinations involve contingent consideration. These payments, when and if made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At June 30, 2003, the Company had an accrual for acquisition-related obligations of approximately $39 million. These accruals were recorded primarily as an adjustment to goodwill and purchased research and development. In addition, during the second quarter of 2003, the Company made an acquisition-related payment of approximately $46 million associated with Enteric Medical Technologies, Inc., which was recorded as an adjustment to goodwill. At June 30, 2003, the maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $575 million, some of which may be payable in the Company's common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2003 through 2013. The specified cumulative revenue level associated with the maximum future contingent payments is approximately $1.4 billion.

NOTE F - BORROWINGS AND CREDIT ARRANGEMENTS

The Company had approximately $597 million and $88 million of commercial paper outstanding at June 30, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.34 percent and 1.50 percent, respectively. In addition, the Company had approximately $5 million and $113 million in revolving credit facility borrowings outstanding at June 30, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.51 percent and 0.58 percent, respectively.

At June 30, 2003, the Company's revolving credit facilities totaled $1.2 billion, consisting of a $600 million credit facility that terminates in May 2004 and a $600 million credit facility that terminates in August 2006. As of December 31, 2002, the Company had short term borrowing capacity in excess of its outstanding borrowings of approximately $1.4 billion; therefore, during the second quarter, the Company reduced its 364-day credit facility from $1.0 billion to $600 million. The new credit facility contains substantially similar terms to the expired credit facility; however, the new credit facility contains an option to convert credit facility borrowings into a one-year term loan expiring in May 2005, provided that certain conditions are satisfied.

In addition, the Company had approximately $195 million and $197 million of borrowings outstanding under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, at June 30, 2003 and December 31, 2002, respectively. The borrowings bore interest rates of 1.53 percent and 1.89 percent at June 30, 2003 and December 31, 2002, respectively. The revolving credit and security facility provides for up to $200 million of borrowing capacity and terminates in August 2004.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects that a minimum of $450 million of its short-term obligations, including $255 million of commercial paper and $195 million of revolving credit and security facility borrowings, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at June 30, 2003, compared to $320 million of short-term bank obligations classified as long-term at December 31, 2002.

NOTE G - INVENTORIES

The components of inventory consist of the following:

                                 June 30,     December 31,
(In millions)                     2003           2002
----------------------------------------------------------
Finished goods                    $155           $145
Work-in-process                     45             48
Raw materials                       39             50
                                  ----           ----
                                  $239           $243
                                  ====           ====

NOTE H - NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, to clarify the conditions under which the assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity (VIE) by a company that bears the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the VIE's residual returns. The provisions of Interpretation No. 46 are effective beginning in the third quarter of 2003 for all interests in VIE's created before February 1, 2003. The Company is in the process of evaluating the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company's consolidated financial statements.

The Company has entered into strategic alliances with a number of privately held and publicly traded companies. The Company enters into these strategic alliances to broaden its product technology portfolio and to strengthen and expand the Company's reach into existing and new markets. Many of these companies are in the developmental stage and have not yet commenced their principal operations. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments, notes receivable and intangible assets associated with these alliances.

In April 2003, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. Statement No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. Statement No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect that Statement No. 149 will have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. Statement No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those financial instruments were classified as equity. Statement No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective beginning in the third quarter of 2003. The Company does not expect that Statement No. 150 will have a material impact on its consolidated financial statements.

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. As of June 30, 2003, the range for litigation-related accruable costs that can be estimated is $10 million to $15 million. The Company's total accrual for litigation-related reserves as of June 30, 2003 and December 31, 2002 was approximately $10 million and $4 million, respectively. As of June 30, 2003, the range of loss for reasonably possible contingencies that can be estimated is not material.

In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future

LITIGATION WITH JOHNSON & JOHNSON

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint. A trial is expected to begin in March 2004.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis Corporation (Cordis), a subsidiary of

Johnson & Johnson, alleging certain balloon catheters, stent delivery systems, and guide catheters sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counter-claim alleging certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging two additional patents owned by the Company are infringed by the Cordis products. Trial is expected to begin in January 2005.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging the Company's Express(2)(TM) coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. On March 5, 2003, the Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held on July 21, 22, and 23, 2003, with post-hearing briefing to follow through September 12, 2003.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher(TM) drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher stent in the United States. On April 7, 2003, Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. On July 8, 2003, the Company filed an amended complaint alleging that the Cypher drug-eluting stent infringes two additional patents owned by the Company. A hearing on the preliminary injunction motion was held on July 21, 22 and 23, 2003, with post-hearing briefing to follow through September 12, 2003.

LITIGATION WITH MEDTRONIC, INC.

On March 10, 1999, the Company (through its subsidiary Schneider (Europe) AG) filed suit against Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), alleging that Medtronic AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. An expert's report was submitted to the Court on November 6, 2001 and a hearing was held on May 2, 2002. On June 11, 2002, the Court ruled that the Medtronic AVE products infringed the Company's patents. Medtronic AVE filed an appeal. Medtronic AVE is obligated to dismiss its appeal pursuant to a Settlement Agreement between the parties dated September 18, 2002. On November 26, 2002, the Company filed an enforcement action seeking a decision from the Court that Medtronic AVE is violating the Court's injunction through the sale of its S670 and S7 rapid exchange stent systems. A hearing is scheduled for January 8, 2004.

On August 13, 1998, Medtronic AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. The Company and SCIMED have answered denying the allegations of the complaint. A hearing on the Company's motion for summary judgment of non-infringement was held August 11, 2003. Trial is expected in 2004.

LITIGATION WITH GUIDANT CORPORATION

On December 3, 2002, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(R) stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 30, 2003, the Company filed an answer denying allegations of the complaint and concurrently filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain ACS products infringe five U.S. patents owned by the Company. The Company seeks monetary and injunctive relief. On March 17, 2003, ACS filed an amended complaint alleging an additional patent is infringed by the Company's product. The Court has stayed the litigation pending the outcome of a related arbitration proceeding.

On December 30, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Guidant, Guidant Sales Corporation and ACS alleging that certain stent delivery systems (Multi-Link Zeta(TM) and Multi-Link Penta(TM)) and balloon catheter products (Agil-Trac(TM)) sold by Guidant and ACS infringe nine U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On February 21, 2003, Guidant filed an answer denying the allegations of the complaint and filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain Company products infringe patents owned by ACS. Trial is expected to begin in January 2005.

LITIGATION RELATING TO COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company (the Agreement) relating to an improper arrangement between Cook and Guidant. On December 13, 2001, Cook filed suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On June 27, 2002, the Court found in favor of the Company, ruling that Cook breached the Agreement. On October 1, 2002, the Court granted the Company's request for a permanent injunction prohibiting certain activities under the Agreement and enjoining the use of the clinical data and technologies developed by Cook or Guidant in violation of the Agreement. Cook appealed the decision to the U.S. Court of Appeals for the Seventh Circuit. On June 19, 2003, the Court of Appeals affirmed the District Court's decision. The Court of Appeals modified the District Court's injunction by deleting language that would have prohibited the use of clinical data to obtain regulatory approval, but continued to enjoin the sale of products.

On May 23, 2001, Cook filed suit against the Company alleging that the Company's VortX(R) embolization coils infringe a patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 24, 2001, the Company answered, denying the allegations of the complaint, and countersued Cook, alleging that certain Cook products infringe a patent owned by the Company. On November 14, 2001, the Company amended its complaint against Cook to include two additional patents exclusively licensed to the Company. Cook answered and denied the allegations of the counterclaim. The case was dismissed on May 22, 2003 pursuant to a settlement agreement between the parties.

LITIGATION WITH EV3 INC.

On September 12, 2002, EV3 Inc. filed suit against The Regents of the University of California and a subsidiary of the Company in the District Court of The Hague, Netherlands, seeking a declaration that EV3's EDC II and VDS embolic coil products do not infringe three patents licensed by the Company from The Regents of the University of California. The Company answered, denying the allegations of the complaint. A hearing originally scheduled for May 16, 2003 has been rescheduled for September 1, 2003.

On January 21, 2003, Dendron GmbH, EV3 Ltd., EV3 International, Inc., Microvena Corporation and Microtherapeutics, Inc. (the EV3 Parties) filed suit against The Regents of the University of California in the United Kingdom seeking a declaration that certain of the EV3 Parties' detachable coil and microcatheter products do not infringe a patent licensed by the Company from The Regents of the University of California and revocation of the patent. The Company has answered, denying the allegations of the complaint and filed a counterclaim against the EV3 Parties alleging that the products infringe a patent licensed to the Company and owned by the University. Trial is expected to begin in May 2004.

On July 21, 2003, EV3 Inc., Micro Therapeutics, Inc., and Dendron GmbH (the EV3 Parties) filed suit against the Company and The Regents of the University of California in the U. S. District Court for the Western District of Wisconsin seeking a declaration that certain of the EV3 Parties' embolic coil products do not infringe three U.S. patents licensed by the Company from The Regents of the University of California, and further seeks a declaration of invalidity of all three patents.

LITIGATION WITH MEDINOL LTD.

On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol Ltd. (Medinol) and its controlling shareholders, alleging among other things, loss of faith among Medinol's shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs. Preliminary motions were heard on October 29, 2001. Medinol and its shareholders requested the Court to strike the claim on the grounds of lack of jurisdiction. The Court rejected the motion except for the nomination of a director to Medinol, which was referred to the District Court of New York. A preliminary hearing originally scheduled for June 9, 2003 was canceled and has not yet been rescheduled.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH (GmbH), a German subsidiary of the Company, alleging the Company's Express stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. On July 11, 2002, a default judgment was entered against the subsidiary and on July 12, 2002, the subsidiary appealed the judgment and requested that the case be heard on the merits. On August 1, 2002, the Court agreed to hear the case. Hearings were held in May 2003, and on June 24, 2003, the German court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. The Company expects the decision will have no significant impact, but expects to appeal the court's decision.

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

On September 10, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing previously is scheduled for February 4, 2003 has been rescheduled for September 23, 2003.

On September 25, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief. A hearing was held on June 13, 2003. A decision is expected in August 2003.

OTHER PATENT LITIGATION

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court's dismissal.

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

DEPARTMENT OF JUSTICE INVESTIGATION

In October 1998, the Company recalled its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice has been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON(R) Ranger(TM) with Sox(TM) stent delivery system; aspects of the Company's relationship with Medinol, the vendor of the stent; and related events. The Company and two senior officials have been advised that they are targets of the federal grand jury investigation, but that no final decision has been made as to whether any potential charges would be brought. Although the Company has contested certain procedural matters related to the conduct of the investigation, the Company and the two senior officials have agreed to extend the applicable statute of limitations, which may result in the investigation continuing beyond year-end. There can be no assurance that the investigation will result in an outcome favorable to the Company, that charges would not be brought, or that the Company would not agree to a further extension of the statute. The Company believes that it will ultimately be demonstrated that the Company and its officials acted responsibly and appropriately.

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

The Company is substantially self-insured with respect to general and product liability claims. Losses for claims in excess of the limits of purchased insurance would be reflected in the Statement of Operations at the time and to the extent they are probable and estimable. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. Product liability claims against the Company may be asserted in the future related to events not known to management at the present time. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.

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

                                               United                        Inter-
(In millions)                                  States   Europe    Japan   Continental   Total
---------------------------------------------------------------------------------------------
Three months ended June 30, 2003:
  Net sales                                     $ 482    $ 148    $ 127     $  65     $  822
  Operating income for reportable segments        181       67       73        24        345

Three months ended June 30, 2002:
  Net sales                                     $ 420    $ 123    $ 122     $  51     $  716
  Operating income for reportable segments        149       50       69        14        282

Six months ended June 30, 2003:
  Net sales                                     $ 961    $ 283    $ 247     $ 119     $1,610
  Operating income for reportable segments        365      126      141        40        672

Six months ended June 30, 2002:
  Net sales                                     $ 825    $ 243    $ 244     $  98     $1,410
  Operating income for reportable segments        288       99      141        24        552

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                         Three Months Ended     Six Months Ended
                                                               June 30,              June 30,
(In millions)                                              2003       2002       2003       2002
-------------------------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments            $  822     $  716     $1,610     $1,410
       Foreign exchange                                       32         (8)        51        (27)
                                                          ------     ------     ------     ------
                                                          $  854     $  708     $1,661     $1,383
                                                          ======     ======     ======     ======
Income before income taxes:
       Total operating income for reportable segments     $  345     $  282     $  672     $  552
       Manufacturing operations                              (68)       (59)      (134)      (129)
       Corporate expenses and foreign exchange               (92)       (96)      (178)      (171)
       Litigation-related charges                                                   (7)
       Purchased research and development                    (12)       (45)       (25)       (45)
                                                          ------     ------     ------     ------
                                                             173         82        328        207

       Other expense, net                                    (12)       (28)       (27)       (36)
                                                          ------     ------     ------     ------
                                                          $  161     $   54     $  301     $  171
                                                          ======     ======     ======     ======

NOTE K - SUBSEQUENT EVENT

On July 29, 2003, the Company announced that its Board of Directors approved a two-for-one common stock split, to be effected in the form of a 100 percent stock dividend. The split is contingent on stockholder approval of a charter amendment that would increase the Company's total number of authorized shares. Subject to stockholder approval of the charter amendment, the Company expects the record date for the stock split to be October 15, 2003 with a payment date in early November. All share and per share amounts reported herein do not reflect the impact of the stock split as the effective payable date has not occurred.

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

The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral interventions, vascular surgery, neurovascular intervention, electrophysiology, endoscopy, oncology, urology and gynecology.


RESULTS OF OPERATIONS

FINANCIAL SUMMARY

THREE MONTHS ENDED JUNE 30, 2003

Net sales for the three months ended June 30, 2003 were $854 million as compared to $708 million for the three months ended June 30, 2002, an increase of 21 percent. Excluding the favorable impact of $40 million of foreign currency fluctuations net sales increased 15 percent. The reported net income for the three months ended June 30, 2003 was $114 million, or $0.27 per share (diluted), as compared to $25 million, or $0.06 per share, for the three months ended June 30, 2002. The reported results for the three months ended June 30, 2003 include after-tax charges of $12 million, or $0.03 per share, consisting of purchased research and development costs related to acquisitions. The reported results for the three months ended June 30, 2002 include after-tax charges of $70 million, or $0.17 per share, which include costs associated with the Company's global operations plan that was completed in 2002, purchased research and development primarily attributed to the acquisition of Enteric Medical Technologies, Inc.
(EMT), and an endowment to fund a newly created philanthropic foundation.

SIX MONTHS ENDED JUNE 30, 2003

Net sales for the six months ended June 30, 2003 were $1,661 million as compared to $1,383 million for the six months ended June 30, 2002, an increase of 20 percent. Without the favorable impact of $78 million due to foreign currency fluctuations, net sales increased approximately 15 percent. The reported net income for the six months ended June 30, 2003 was $211 million, or $0.50 per share (diluted), as compared to a reported net income of $107 million, or $0.26 per share, for the six months ended June 30, 2002. The reported results for the six months ended June 30, 2003 include after-tax charges of $32 million, or $0.08 per share, consisting of purchased research and development costs of $25 million related to acquisitions, and a $7 million charge related to litigation with the Federal Trade Commission. The reported results for the six months ended June 30, 2002 include after-tax charges of $77 million, or $0.19 per share, which include costs associated with the Company's global operations plan, purchased research and development primarily associated with the acquisition of EMT, and an endowment to fund a newly created philanthropic foundation.

NET SALES
United States (U.S.) revenues for the three and six months ended June 30, 2003 were $482 million and $961 million, respectively, representing increases of 15 percent and 16 percent compared to the same periods in the prior year. The increase was primarily due to sales of the Company's internally developed Express2(TM) coronary stent and its Maverick(TM) line of coronary angioplasty balloons. The U.S. revenue increase was also due to growth in the Company's Endosurgery product lines.

International revenues for the three and six months ended June 30, 2003 were $372 million and $700 million, respectively, representing increases of 29 percent and 25 percent compared to the same periods in the prior year. On a constant currency basis, international revenues increased 16 percent and 12 percent for the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. The increase was primarily due to sales of the TAXUS(TM) Express2 paclitaxel-eluting coronary stent system within the Company's Europe and Inter-Continental markets, and growth in the Endosurgery product lines.

Worldwide coronary stent sales increased over 100 percent to $123 million during the three months ended June 30, 2003 compared to the same period in the prior year. During the six months ended June 30, 2003, worldwide coronary stent sales increased approximately 92 percent to $238 million compared to the same period in the prior year. The increase is primarily due to sales of the Express2 coronary stent system in the U.S. and sales of the TAXUS stent system in Europe and Inter-Continental markets. During the three months ended June 30, 2003, the U.S. market for bare metal stents was adversely impacted by the introduction of a competitor's drug-eluting stent as physicians converted many procedures to the new technology. Until the Company launches its drug-eluting stent product in the U.S., it is likely that its coronary stent business will continue to be subject to significant share and price pressure.

The following tables provide worldwide net sales by region and relative change on an actual and constant foreign currency basis for the three and six months ended June 30, 2003 and 2002, respectively.

                        Three Months Ended                  Change
                             June 30,             At Actual        At Constant
(In millions)           2003          2002      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

United States         $  482        $  420            15%               15%
Europe                   165           115            43%               20%
Japan                    134           120            12%                5%
Inter-Continental         73            53            38%               30%
                      ------        ------          -----             -----
   Worldwide          $  854        $  708            21%               15%
                      ======        ======          =====             =====


                         Six Months Ended                   Change
                             June 30,             At Actual        At Constant
(In millions)           2003          2002      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

United States         $  961        $  825            16%               16%
Europe                   310           221            40%               17%
Japan                    260           236            10%                1%
Inter-Continental        130           101            29%               25%
                      ------        ------          -----             -----
   Worldwide          $1,661        $1,383            20%               15%
                      ======        ======          =====             =====

The following tables provide worldwide net sales by division and relative change on an actual and constant foreign currency basis for the three and six months ended June 30, 2003 and 2002, respectively.

                        Three Months Ended                  Change
                             June 30,             At Actual        At Constant
(In millions)           2003          2002      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

Cardiovascular        $  532        $  431            23%               17%
Electrophysiology         28            26             8%                3%
Neurovascular             55            42            31%               23%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $  615        $  499            23%               17%

Oncology              $   41        $   34            21%               15%
Endoscopy                144           129            12%                6%
Urology                   54            46            17%               15%
                      ------        ------          -----             -----
   ENDOSURGERY        $  239        $  209            14%               10%
                      ------        ------          -----             -----
Worldwide             $  854        $  708            21%               15%
                      ======        ======          =====             =====

                         Six Months Ended                   Change
                             June 30,             At Actual        At Constant
(In millions)           2003          2002      Currency Basis    Currency Basis
                        ----          ----      --------------    --------------

Cardiovascular        $1,034        $  847            22%               16%
Electrophysiology         55            48            15%               10%
Neurovascular            106            83            28%               19%
                      ------        ------          -----             -----
   CARDIOVASCULAR     $1,195        $  978            22%               16%

Oncology              $   79        $   67            18%               13%
Endoscopy                282           248            14%                8%
Urology                  105            90            17%               14%
                      ------        ------          -----             -----
   ENDOSURGERY        $  466        $  405            15%               10%
                      ------        ------          -----             -----
Worldwide             $1,661        $1,383            20%               15%
                      ======        ======          =====             =====

GROSS PROFIT
Gross profit increased to $619 million, or 72.5 percent of net sales, and to $1,200 million, or 72.2 percent of net sales, for the three and six months ended June 30, 2003, respectively. For the three and six months ended June 30, 2002, gross profit was $483 million, or 68.2 percent of net sales, and $951 million, or 68.8 percent of net sales, respectively. The increase in gross profit was primarily due to the reduction of costs associated with the Company's global operations strategy, operational cost improvements, and shifts in the Company's product sales mix toward higher margin products, primarily coronary stents, partially offset by reductions in hedging gains on foreign currency contracts.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
SG&A expenses increased 19 percent to $292 million and 16 percent to $563 million for the three and six months ending June 30, 2003, respectively, compared to the same periods in the prior year. SG&A expenses decreased to 34 percent of net sales for the three and six months ended June 30, 2003 compared to 35 percent during the same periods in the prior year. The increase in expenses in 2003 compared to 2002 is attributable to unfavorable foreign currency fluctuations, market development for the Company's drug-eluting stent business, an increase in selling expenses due to sales force expansion and an increase in legal-related expenses.

AMORTIZATION EXPENSE
Amortization expense increased to $21 million for the three months ended June 30, 2003 from $17 million for the three months ended June 30, 2002 and increased to $41 million for the six months ended June 30, 2003 from $34 million for the six months ended June 30, 2002. Amortization expense remained approximately two percent of net sales for the three and six months ended June 30, 2003 and 2002. The increase in expense dollars during the three and six months ended June 30, 2003 is primarily the result of amortization of intangible assets acquired during 2002 and 2003.

ROYALTIES
Royalties increased to $13 million from $8 million and increased to $25 million from $17 million during the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. This represented an increase as a percentage of sales to two percent from one percent. The increase in royalties was due to increased sales of royalty-bearing products, including royalties payable on sales of the Company's TAXUS stent system and certain nitinol products. The Company expects that its royalty expenses will continue to increase as sales of its TAXUS stent system increase. In addition, the Company continues to enter strategic technological alliances, some of which include royalty commitments.

RESEARCH AND DEVELOPMENT (R&D) EXPENSE
R&D expense increased to $108 million and $211 million for the three and six months ended June 30, 2003, representing 13 percent of net sales for each period. This is an increase of 27 percent and 31 percent, respectively, over the same periods in the prior year. The increase in research and development expense is primarily attributable to investment in the development of, and clinical trials relating to, the Company's TAXUS stent program and certain other cardiovascular projects, as well as continued spending on projects obtained through acquisitions. The Company expects research and development expenses to range from 12 percent to 13 percent of net sales for the remainder of 2003.

The TAXUS clinical program is a series of studies designed to collect data on Boston Scientific's proprietary polymer-based, paclitaxel-eluting stent technology for reducing coronary restenosis, the growth of neointimal tissue within an artery after angioplasty and stenting. Prior studies have demonstrated promising results by dramatically reducing restenosis. Paclitaxel is a multifunctional microtubular inhibitor that controls platelets, smooth muscle cells and white blood cells, all of which are believed to contribute to restenosis. The proprietary polymer on the stent allows for controlled delivery of paclitaxel. The Company initiated the TAXUS program in 1997. In the second quarter of 2003, the Company submitted the fifth and final module of its application for Pre-Market Approval (PMA) to the U.S. Food and Drug Administration (FDA) to sell the product in the U.S.

INTEREST EXPENSE AND OTHER, NET
Interest expense increased to $12 million from $10 million and increased to $23 million from $22 million during the three and six months ended June 30, 2003, respectively, compared to the same periods in the prior year. The increase in interest expense for the three months ended June 30, 2003 was primarily due to an increase in average debt levels. Proceeds from debt were used during the quarter to fund acquisitions and strategic alliances, and to repurchase stock on the open market. Other, net, was income of less than $1 million for the three months ended June 30, 2003 and expense of $18 million in the comparable period in 2002, and was expense of $4 million in the six months ended June 30, 2003 compared to expense of $14 million in the six months ended June 30, 2002. The change is primarily due to a charitable donation made during the three months ended June 30, 2002 for $18 million to fund the Boston Scientific Foundation.

EFFECTIVE TAX RATE
The Company's reported tax rate was 29 percent and 54 percent for the three months ended June 30, 2003 and 2002, respectively, and 30 percent and 37 percent for the six months ended 2003 and 2002, respectively. The decrease in the reported tax rate was due to the decrease in special charges during the three and six months ended June 30, 2003 compared to the same periods in the prior year. The special charges included purchased research and development costs, litigation-related charges, and costs associated with the Company's global operations strategy that was completed in 2002. These special charges are either not deductible for income tax purposes or are taxed at rates that vary from the Company's blended effective tax rate. Management currently estimates that the effective tax rate during the remainder of 2003, excluding the impact of net special charges, will be approximately 27 percent. However, the effective tax rate could be impacted positively or negatively by changes in the geographic mix of the Company's income or by business acquisitions.

The Company has recognized net deferred tax assets aggregating $85 million at June 30, 2003 and $68 million at December 31, 2002. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development and net operating loss carryforwards. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve. In management's opinion, adequate provisions for income taxes have been made for all years. The Company expects to settle some of these audits over the next several quarters. As these audits are settled, the Company will adjust previous estimates for accrued taxes.

LITIGATION-RELATED CHARGES
On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995. On March 28, 2003, the U.S. District Court for the District of Massachusetts entered a judgment against the Company for approximately $7 million. The Company recorded this amount as a charge to operating income in the first quarter of 2003.

PURCHASED RESEARCH AND DEVELOPMENT
The Company's purchased research and development charges recorded during the six months ended June 30, 2003 primarily relate to certain prior years' acquisitions and the acquisition of InFlow Dynamics, Inc. (Inflow). The purchased research and development associated with the prior years' acquisitions results from consideration that was contingent at the date of acquisition, but was earned during the six months ended June 30, 2003. This consideration primarily relates to Embolic Protection, Inc. (EPI) and was contingent on EPI's 2003 revenue levels. The Company expects to record purchased research and development costs related to EPI of up to $7 million during the remainder of 2003, contingent on EPI's revenue levels during that time period.

The Company completed its acquisition of InFlow on February 12, 2003, for approximately $13 million in cash plus contingent payments. In addition, the Company recorded approximately $13 million of acquisition-related obligations at the date of acquisition. InFlow is a stent technology development company that focuses on reducing the rate of restenosis, improving the visibility of stents during procedures and enhancing the overall vascular compatibility of the stent. The acquisition was intended to provide the Company with an expanded stent technology and intellectual property portfolio.

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

The most significant in-process projects acquired in connection with the Company's 2002 acquisitions are EMT's Enteryx(TM) technology for the treatment of gastroesophageal reflux disease (GERD) and Smart Therapeutics, Inc.'s (Smart) atherosclerosis stent, which collectively represent approximately 82 percent of the 2002 in-process value. During the second quarter of 2003, the Company completed the Enteryx in-process project and received FDA approval for this technology. The cost to complete the project was approximately $6 million. The Company continues to pursue the development of Smart's atherosclerosis stent and believes it has a reasonable chance of completing the project. The Company has spent approximately $1 million on this project as of June 30, 2003 and estimates costs of approximately $3 million to complete the project.

The most significant in-process projects acquired in connection with the Company's 2001 acquisitions include Interventional Technologies, Inc.'s (IVT) next-generation Cutting Balloon(R), IVT's next-generation Infiltrator(R) transluminal drug-delivery catheter and EPI's next-generation embolic protection devices, which collectively represent approximately 63 percent of the 2001 in-process value. The Company continues to pursue the development of IVT's next-generation Cutting Balloon, and believes it has a reasonable chance of completing the project. The Company has spent approximately $2 million on this project as of June 30, 2003 and estimates costs of approximately $3 million to complete the project. During the second quarter of 2002, due to alternative drug-delivery products available to the Company, the Company substantially canceled the future development of the Infiltrator project. During the second quarter of 2003, the Company completed EPI's FilterWire EX(TM) in-process project and received FDA approval for this technology. The cost to complete the project was approximately $20 million.


OUTLOOK
The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. The introduction of drug-eluting stents is increasingly having a significant impact on the market size for coronary stents and on the distribution of market share across the industry. The Company believes drug-eluting stent technology represents one of the largest market opportunities in the history of the medical device industry. It is estimated that the annual worldwide market for coronary stents, including drug-eluting stents, may grow to over $5 billion by 2005. Although the Company believes it is positioned to be one of only two early entrants in this market, uncertainties exist about the rate of development and size of this new market.

The Company believes it is poised to take advantage of the drug-eluting stent opportunity for a variety of reasons, including its more than six years of scientifically rigorous research and development, the promising clinical results of its TAXUS program, the success of TAXUS in Europe and Inter-Continental markets where the product has been launched, the combined strength of the components of its technology, its overall market leadership, and the largest sales force in interventional cardiology. In addition, in order to capitalize on this opportunity, the Company is making significant investments in its sales, clinical and manufacturing capabilities.

Recognizing the promise and benefits of drug-eluting stents, physicians are expected to continue to adopt rapidly this new technology in the U.S. In addition, initial reimbursement rates have already been set in the U.S. However, certain international markets are still in the process of setting reimbursement levels, which has delayed physician adoption rates in these markets.

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

In June 2003, the Company submitted the fifth and final module of its PMA for its TAXUS stent system to the FDA and anticipates the approval and launch of the TAXUS stent system in the U.S. as early as the fourth quarter of 2003. In addition, during 2003, the Company launched its TAXUS stent system in Europe and Inter-Continental markets and plans to launch its TAXUS stent system in Japan in 2005, subject to regulatory approvals.

During the second quarter of 2003, one of the Company's competitors launched a drug-eluting stent into the U.S. market. In addition, several of the Company's competitors launched or are expected to launch bare metal stent products into the U.S. market during 2003. Until the Company launches its drug-eluting stent product, it is likely that its U.S. coronary stent business will continue to be subject to significant share and price pressure. Additionally, the Company expects to increase spending in preparation for the launch of its TAXUS stent system in the U.S. As a result of these factors, the Company's operating profit may be adversely impacted.

As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and make additional investments in existing relationships. Since early 2001, the Company has consummated several business acquisitions and strategic alliances. Management believes it has developed a sound plan to integrate these businesses. The failure to integrate successfully these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

Uncertainty continues to exist concerning future changes within the health care industry. The trend toward managed care, and economically motivated and more sophisticated buyers in the U.S. may result in continued pressure on selling prices of certain products and compression of gross margins. Further, the U.S. marketplace is increasingly characterized by consolidation among health care providers and purchasers of medical devices who prefer to limit the number of suppliers from which they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. The Company's Japan business is expected to be under continued pressure, particularly in coronary stents, due to competitive product offerings and the lack of physician acceptance of the NIR(R) coronary stent platform. The Company anticipates the launch of its Express(2) coronary stent system in Japan in the first quarter of 2004. Deterioration in the Japanese or emerging markets economies may influence the Company's ability to grow its business and to collect its accounts receivable in international markets. Further, the trend in countries around the world toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

These factors may impact the rate at which the Company can grow. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $410 million and $277 million at June 30, 2003 and December 31, 2002, respectively. Cash generated by operating activities continues to provide a major source of funds for investing in the Company's growth and increased to $354 million for the six months ended June 30, 2003 from $218 million for the comparable period in 2002. The increase is primarily due to the growth in the Company's earnings, excluding non-cash items such as depreciation and amortization.

The Company made capital expenditures of $74 million in the six months ended June 30, 2003 as compared to $62 million in the six months ended June 30, 2002. The increase was primarily due to capital spending to enhance the Company's manufacturing capability in preparation for the global launch of the TAXUS stent system. The Company expects to incur capital expenditures of approximately $100 million during the second half of 2003. The Company's investing activities during the six months ended June 30, 2003 also included a $13 million payment to acquire Inflow; approximately $242 million of acquisition-related payments associated with IVT and EMT; and $169 million of payments for strategic alliances. The Company enters into these strategic alliances to broaden its product technology portfolio and to strengthen and expand the Company's reach into existing and new markets. The Company regularly reviews its investments to determine whether these investments are impaired. If so, the carrying value is written down to fair value in the period identified.

The Company's cash flows from financing activities include proceeds from stock issuances related to the Company's equity incentive programs, payments for stock repurchases and increases and decreases in the Company's borrowings. During the six months ended June 30, 2003, the Company received proceeds of $126 million in connection with the issuance of shares pursuant to its stock option and employee stock purchase plans compared to $26 million in the same period in the prior year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of employee stock options.

The Company repurchased approximately six million shares at an aggregate cost of $244 million during the six months ended June 30, 2003. The Company is authorized to purchase on the open market and in private transactions up to approximately 60 million shares of the Company's common stock. Stock repurchased is principally used to satisfy the Company's obligations pursuant to its equity incentive plans, but may also be used for general corporate purposes, including acquisitions. As of June 30, 2003, approximately 43 million shares of the Company's common stock had been repurchased under its authorization. During the first half of the third quarter of 2003, the Company repurchased approximately five million shares at an aggregate cost of $326 million and may repurchase additional shares during the remainder of 2003.

The Company received proceeds of $391 million during the six months ended June 30, 2003 from increased borrowings. The Company's net debt (borrowings less cash and cash equivalents) was $915 million and $658 million at June 30, 2003 and December 31, 2002, respectively. As of June 30, 2003, net debt represented 23 percent of capital (total stockholders' equity plus total debt), as compared to 19 percent at December 31, 2002.

The Company had approximately $597 million and $88 million of commercial paper outstanding at June 30, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.34 percent and 1.50 percent, respectively. In addition, the Company had approximately $5 million and $113 million in revolving credit facility borrowings outstanding at June 30, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.51 percent and 0.58 percent, respectively.

At June 30, 2003, the Company's revolving credit facilities totaled $1.2 billion, consisting of a $600 million credit facility that terminates in May 2004 and a $600 million credit facility that terminates in August 2006. As of December 31, 2002, the Company had short term borrowing capacity in excess of its outstanding borrowings of approximately $1.4 billion; therefore, during the second quarter, the Company reduced its 364-day credit facility from $1.0 billion to $600 million. The new credit facility contains substantially similar terms to the expired credit facility; however, the new credit facility contains an option to convert credit facility borrowings into a one-year term loan expiring in May 2005, provided that certain conditions are satisfied.

In addition, the Company had approximately $195 million and $197 million of borrowings outstanding under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, at June 30, 2003 and December 31, 2002, respectively. The borrowings bore interest rates of 1.53 percent and 1.89 percent at June 30, 2003 and December 31, 2002, respectively. The revolving credit and security facility provides for up to $200 million of borrowing capacity and terminates in August 2004.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects that a minimum of $450 million of its short-term obligations, including $255 million of commercial paper and $195 million of revolving credit and security facility borrowings, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at June 30, 2003, compared to $320 million of short-term bank obligations classified as long-term at December 31, 2002.

Certain of the Company's business combinations involve contingent consideration. These payments, when and if made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At June 30, 2003, the Company had an accrual for acquisition-related obligations of approximately $39 million. These accruals were recorded primarily as an adjustment to goodwill and purchased research and development. At June 30, 2003, the maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $575 million, some of which may be payable in the Company's common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2003 through 2013. The specified cumulative revenue level associated with the maximum future contingent payments is approximately $1.4 billion.

The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs over the next twelve months, including anticipated capital expenditures, additional share repurchases, acquisition-related payments and other strategic initiatives.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. As of June 30, 2003, the range for litigation-related accruable costs that can be estimated is $10 million to $15 million. The Company's total accrual for litigation-related reserves as of June 30, 2003 and December 31, 2002 was approximately $10 million and $4 million, respectively. As of June 30, 2003, the range of loss for reasonably possible contingencies that can be estimated is not material.

In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant, and legal costs associated with non-patent litigation and compliance activities are rising. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

The Company is substantially self-insured with respect to general and product liability claims. Losses for claims in excess of the limits of purchased insurance would be reflected in the Statement of Operations at the time and to the extent they are probable and estimable. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. Product liability claims against the Company may be asserted in the future related to events not known to management at the present time. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

- volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market TAXUS drug-eluting stents and other coronary and peripheral stent platforms;
- the Company's ability to launch the Express(2) coronary stent in the Japanese market in the first quarter of 2004 and the TAXUS drug-eluting stent in the U.S. as early as fourth quarter of 2003 and in Japan in 2005;
- the share and price pressure on bare metal stent sales as the market for drug-eluting stents continues to expand;
- the impact of the introduction of drug-eluting stents on the size and distribution of share within the coronary stent market in the U.S. and around the world;
- the Company's ability to capitalize on the opportunity in the drug-eluting stent market for significant growth in revenue and earnings and to supply sufficient inventory to meet customer demand;
- the Company's ability to achieve growth in its worldwide and domestic coronary stent business in the face of competitive pressure and the introduction of drug-eluting stents;
- the Company's ability to position itself as one of two early entrants in the drug-eluting stent market and to take advantage of opportunities that exist in the markets it serves;
- the continued decline in NIR(R) coronary stent sales in Japan and changes in the mix of the Company's coronary stent platforms;
- the Company's ability to manage research and development expenses and increasing royalty obligations;
- the ability of the Company to manage accounts receivable and gross margins and to react effectively to the changing managed care environment, reimbursement models and worldwide economic and political conditions;
- the Company's ability to integrate the acquisitions and other strategic alliances consummated since early 2001;
- the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis within cost estimates, including products resulting from purchased research and development;
- the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company and the ultimate success of these initiatives;
- the Company's ability to maintain a 27 percent effective tax rate, excluding net special charges, during the remainder of 2003 and to substantially recover its net deferred tax assets;
- the ability of the Company to meet its projected cash needs over the next twelve months, to maintain borrowing flexibility and its borrowings beyond the next twelve months;
-    risks associated with international operations;
- the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins;
- the effect of litigation, risk management practices and compliance activities on the Company's loss contingency, legal provision and cash flow; and
- the impact of stockholder, patent, product liability, Medinol Ltd. and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had currency derivative instruments outstanding in the notional amounts of $1.4 billion and $1.3 billion as of June 30, 2003 and December 31, 2002, respectively. The Company recorded $10 million of assets and $31 million of liabilities to recognize the fair value of these instruments at June 30, 2003, compared to $15 million of assets and $27 million of liabilities at December 31, 2002. A 10 percent appreciation in the U.S. dollar's value relative to the hedged foreign currencies would increase the derivative instruments' fair value by approximately $72 million as of June 30, 2003. A 10 percent depreciation in the U.S. dollar's value relative to the hedged foreign currencies would decrease the derivative instruments' fair value by approximately $63 million as of June 30, 2003. Any increase or decrease in the fair value of the Company's foreign exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged item.

The Company had no outstanding interest rate derivative instruments at June 30, 2003 as compared to $63 million in notional amounts outstanding at December 31, 2002. The Company recorded an immaterial amount to recognize the fair value of these instruments at December 31, 2002.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, evaluated the design and operation of the Company's disclosure controls and procedures as of June 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be included in the Company's periodic SEC filings was made known to them on a timely basis. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all potential circumstances.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal controls over financial reporting, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls over financial reporting subsequent to June 30, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 4: SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on May 6, 2003, at which the Company's stockholders voted on:

     (i) the election of four Class II Directors of the Company to hold office until the 2006 Annual Meeting of Stockholders and one Class III Director of the Company to hold office until the 2004 Annual Meeting of Stockholders of the Company;

     (ii) the approval of the Boston Scientific Corporation 2003 Long-Term Incentive Plan; and

     (iii) a stockholder proposal relating to stock compensation for senior executives.

The matters listed above were voted upon as follows:

(i)
     ----------------------------------- ----------------- ---------------
     NOMINEES                                   FOR            WITHHELD
     ----------------------------------- ----------------- ---------------
     Class II
     ----------------------------------- ----------------- ---------------
       John E. Abele                        364,882,498        7,399,050
     ----------------------------------- ----------------- ---------------
       Joel L. Fleishman                    363,122,808        9,158,740
     ----------------------------------- ----------------- ---------------
       Ernest Mario, Ph.D,                  363,135,552        9,145,996
     ----------------------------------- ----------------- ---------------
       Uwe E. Reinhardt                     356,568,254       15,713,294
     ----------------------------------- ----------------- ---------------
     Class III
     ----------------------------------- ----------------- ---------------
       John E. Pepper                       364,908,786        7,372,762
     ----------------------------------- ----------------- ---------------

(ii) The Boston Scientific Corporation 2003 Long-Term Incentive Plan was approved by a vote of 249,782,153 for, 71,670,493 against, 2,296,431 abstained and 48,532,471 broker non-votes.

(iii) The stockholder proposal relating to stock compensation for senior executives was not approved by a vote of 291,775,396 against, 28,685,400 for, 3,288,281 abstained and 48,532,471 broker non-votes.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          10.1  Form of Credit Agreement dated May 30, 2003

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

          32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer

     (b)  Reports on Form 8-K

          On April 21, 2003, the Company furnished a current report on Form 8-K with the Securities and Exchange Commission with respect to the Company's earnings release dated April 21, 2003.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2003.


                                  BOSTON SCIENTIFIC CORPORATION


                                  By:  /s/ Lawrence C. Best
                                      ------------------------------------
                                  Name:  Lawrence C. Best
                                  Title: Chief Financial Officer and Senior Vice
                                         President - Finance and  Administration

                                  EXHIBIT INDEX
                                  -------------


     10.1  Form of Credit Agreement dated May 30, 2003

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

     32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer