Form 10-Q
period 2003-09-30
BOSTON SCIENTIFIC CORP
filed 2003-11-13
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q


    [x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES ACT OF 1934

                For the quarterly period ended: September 30, 2003


                         Commission file number: 1-11083



                          BOSTON SCIENTIFIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          DELAWARE                                              04-2695240
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)



One Boston Scientific Place, Natick, Massachusetts               01760-1537
--------------------------------------------------------------------------------
     (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (508) 650-8000
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

            Yes  X                              No
               -----                              -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes  X                              No
               -----                              -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                       Shares Outstanding
          Class                                     as of September 30, 2003
          -----                                     ------------------------
Common Stock, $.01 Par Value                               819,155,786


================================================================================
                                  Page 1 of 40
                            Exhibit Index on Page 40

                                TABLE OF CONTENTS





PART I        FINANCIAL INFORMATION                                     PAGE NO.

ITEM 1.       Condensed Consolidated Financial Statements ................   3

              Condensed Consolidated Balance Sheets ...................... 3-4

              Condensed Consolidated Statements of Operations ............   5

              Condensed Consolidated Statements of Cash Flows ............   6

              Notes to Condensed Consolidated Financial Statements .......   7


ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations ........................  19


ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk..  36


ITEM 4.       Controls and Procedures ....................................  37







PART II       OTHER INFORMATION ..........................................  38


ITEM 1.       Legal Proceedings ..........................................  38


ITEM 6.       Exhibits and Reports on Form 8-K ...........................  38


SIGNATURE ................................................................  39

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                                September 30,    December 31,
In millions, except share and per share data                                        2003            2002
-------------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents                                                    $         537   $         277
   Trade accounts receivable, net                                                         508             435
   Inventories                                                                            247             243
   Other current assets                                                                   218             253
                                                                                -----------------------------
         Total current assets                                                           1,510           1,208

Property, plant and equipment                                                           1,251           1,117
Less: accumulated depreciation                                                            559             481
                                                                                -----------------------------
                                                                                          692             636

Excess of cost over net assets acquired                                                 1,267           1,168
Technology - core, net                                                                    558             553
Technology - developed, net                                                               201             217
Patents, net                                                                              334             316
Licenses and other intangibles, net                                                       111             113
Investments                                                                               469             210
Other assets                                                                               61              29
                                                                                -----------------------------
                                                                                $       5,203   $       4,450
                                                                                =============================










       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                                September 30,    December 31,
In millions, except share and per share data                                        2003            2002
-------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
Current liabilities:
   Commercial paper                                                             $         654   $          88
   Bank obligations                                                                         9
   Accounts payable                                                                        73              66
   Accrued expenses                                                                       551             639
   Other current liabilities                                                              153             130
                                                                                -----------------------------
         Total current liabilities                                                      1,440             923

Long-term debt                                                                            977             847
Other long-term liabilities                                                               211             213

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 1,200,000,000 shares,
   829,764,826 shares issued at September 30, 2003 and December 31, 2002                    8               8
   Additional paid-in capital                                                           1,238           1,250
   Treasury stock, at cost - 10,609,040 shares at September 30, 2003 and
   6,980,902 shares at December 31, 2002                                                 (332)            (54)
   Deferred compensation                                                                   (1)
   Retained earnings                                                                    1,725           1,390
   Accumulated other comprehensive loss                                                   (63)           (127)
                                                                                -----------------------------
         Total stockholders' equity                                                     2,575           2,467
                                                                                -----------------------------
                                                                                $       5,203   $       4,450
                                                                                =============================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                              Three Months Ended                         Nine Months Ended
                                                                  September 30,                            September 30,
                                                       ---------------------------------         ---------------------------------
In millions, except per share data                         2003                 2002                 2003                 2002
----------------------------------------------------------------------------------------------------------------------------------
Net sales                                              $        876         $        722         $      2,537         $      2,105
Cost of products sold                                           243                  211                  704                  643
                                                       ---------------------------------         ---------------------------------
Gross profit                                                    633                  511                1,833                1,462

Selling, general and administrative expenses                    295                  249                  858                  736
Amortization expense                                             21                   19                   62                   53
Royalties                                                        15                    9                   40                   26
Research and development expenses                               113                   87                  324                  248
Purchased research and development                                8                                        33                   45
Litigation-related charges (credits), net                         8                  (99)                  15                  (99)
                                                       ---------------------------------         ---------------------------------
                                                                460                  265                1,332                1,009
                                                       ---------------------------------         ---------------------------------
Operating income                                                173                  246                  501                  453

Other income (expense):
   Interest expense                                             (12)                 (10)                 (35)                 (32)
   Other, net                                                    (3)                  (1)                  (7)                 (15)
                                                       ---------------------------------         ---------------------------------

Income before income taxes                                      158                  235                  459                  406
Income taxes                                                     34                   74                  124                  138
                                                       ---------------------------------         ---------------------------------
Net income                                             $        124         $        161         $        335         $        268
                                                       =================================         =================================

Net income per common share - basic                    $       0.15         $       0.20         $       0.41         $       0.33
                                                       =================================         =================================

Net income per common share - assuming dilution        $       0.15         $       0.19         $       0.40         $       0.32
                                                       =================================         =================================


       See notes to unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                                      Nine Months Ended
                                                                                                         September 30,
In millions                                                                                        2003                 2002
-------------------------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                                         $        553         $        540

Investing activities:
    Purchases of property, plant and equipment, net                                                   (117)                 (87)
    Proceeds from sales of available for sale securities                                                                     20
    Acquisitions of businesses, net of cash acquired                                                   (13)                (136)
    Payments related to prior year acquisitions                                                       (252)
    Payments for acquisitions of and/or investments in certain technologies, net                      (238)                (175)
                                                                                              ---------------------------------
Cash used for investing activities                                                                    (620)                (378)

Financing activities:
    Net increase in commercial paper                                                                   827                  188
    Net payments on revolving borrowings                                                              (121)                (263)
    Proceeds from (payments on) notes payable, capital leases and long-term borrowings                   1                  (54)
    Purchases of common stock for treasury                                                            (570)
    Proceeds from issuances of shares of common stock                                                  184                   43
                                                                                              ---------------------------------
Cash provided by (used for) financing activities                                                       321                  (86)
Effect of foreign exchange rates on cash                                                                 6                    3
                                                                                              ---------------------------------
Net increase in cash and cash equivalents                                                              260                   79
Cash and cash equivalents at beginning of period                                                       277                  180
                                                                                              ---------------------------------
Cash and cash equivalents at end of period                                                    $        537         $        259
                                                                                              =================================



Supplemental Schedule of Noncash Investing and Financing Activities:
    Payments due in connection with prior year acquisitions                                   $         84

       See notes to unaudited condensed consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto (unadjusted for the stock split; see Note B for details) incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2002.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

NOTE B - STOCK SPLIT

On July 29, 2003, the Company announced that its Board of Directors approved a two-for-one common stock split, to be effected in the form of a 100 percent stock dividend. On October 6, 2003, the Company announced that its stockholders had approved an amendment to the Company's certificate of incorporation increasing the Company's authorized common stock from 600,000,000 shares to 1,200,000,000 shares, which provides sufficient shares to fund the stock split. The stock dividend was paid on November 5, 2003 to stockholders of record as of October 15, 2003. The Company's number of shares and per share amounts of common stock have been restated to reflect the stock split for each period presented.

NOTE C - STOCK COMPENSATION ARRANGEMENTS

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

If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

                                                            Three Months Ended             Nine Months Ended
                                                               September 30,                  September 30,
(In millions, except per share data)                       2003            2002           2003            2002
----------------------------------------------------------------------------------------------------------------
Net income, as reported                                  $   124         $   161         $   335         $   268

Add: Stock-based employee compensation
 expense included in net income, net of related                                2               1               5
 tax effects

Less: Total stock-based employee compensation
 expense determined under fair value based method
 for all awards, net of related tax effect                   (13)            (12)            (39)            (34)
                                                         -------         -------         -------         -------
Pro forma net income                                     $   111         $   151         $   297         $   239
                                                         =======         =======         =======         =======
Net income per common share -

 Basic:
   Reported                                              $  0.15         $  0.20         $  0.41         $  0.33
   Pro forma                                             $  0.14         $  0.19         $  0.36         $  0.29

Assuming dilution:
   Reported                                              $  0.15         $  0.19         $  0.40         $  0.32
   Pro forma                                             $  0.13         $  0.18         $  0.35         $  0.29

The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes options pricing model.

NOTE D - COMPREHENSIVE INCOME

For the three and nine months ended September 30, 2003, the Company reported comprehensive income of $148 million and $399 million, respectively, compared to comprehensive income of $167 million and $216 million for the same period in prior year. Comprehensive income for the three and nine months ended September 30, 2003 was greater than reported net income primarily due to favorable foreign currency fluctuations of $16 million and $42 million and unrealized gains on the Company's equity investments of $28 million and $47 million, respectively, offset by unrealized losses on derivative financial instruments of $20 million and $25 million, respectively. For the third quarter of 2002, comprehensive income and net income were not materially different. Comprehensive income for the nine months ended September 30, 2002 was reduced relative to reported net income primarily due to unrealized losses on derivative financial instruments and on the Company's equity investments of $41 million and $19 million, respectively, offset by favorable foreign currency fluctuations of $8 million.

NOTE E - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
 (In millions, except share and per share data)               2003            2002            2003            2002
--------------------------------------------------------------------------------------------------------------------
Basic:
  Net income                                                $    124        $    161        $    335        $    268
  Weighted average shares outstanding (in thousands)         818,870         814,426         820,466         812,348
  Net income per common share                               $   0.15        $   0.20        $   0.41        $   0.33
                                                            ========        ========        ========        ========

Assuming dilution:
  Net income                                                $    124        $    161        $    335        $    268
  Weighted average shares outstanding (in thousands)         818,870         814,426         820,466         812,348
  Net effect of dilutive stock-based compensation
  (in thousands)                                              26,538          15,390          24,268          13,632
                                                            --------        --------        --------        --------
Total(in thousands)                                          845,408         829,816         844,734         825,980
  Net income per common share                               $   0.15        $   0.19        $   0.40        $   0.32
                                                            ========        ========        ========        ========

NOTE F -TAX RATE

The Company, during the third quarter, changed its estimate of its 2003 effective tax rate, excluding the impact of after-tax special charges and credits, to 25 percent from 27 percent. The decrease was primarily attributable to geographic changes in the manufacturing of products sold by the Company. The cumulative effect of this reduction resulted in a $10 million increase in the Company's net income for the nine months ended September 30, 2003, or $0.01 per share (diluted), of which approximately $7 million represents the impact for the first half of 2003.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. The Company had several tax audit settlements during the quarter. The Company adjusted its previous estimate for accrued taxes by approximately $100 million to reflect the resolution of these audits. In addition, the Company expects to settle some of the remaining audits during the fourth quarter of 2003. As these audits are settled, the Company will adjust previous estimates for accrued taxes.

During the third quarter of 2003, the Company determined that it is likely to repatriate cash from certain non-U.S. operations. The Company established tax liabilities that management believes are adequate to provide for the tax impact of these transactions. These amounts substantially offset the adjustments of accrued taxes related to the tax audit settlements.

NOTE G - BUSINESS COMBINATIONS

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

Certain of the Company's business combinations involve contingent consideration. These payments, when and if made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At September 30, 2003, the Company had an accrual for acquisition-related obligations of approximately $84 million. These accruals were recorded primarily as an adjustment to goodwill and purchased research and development. In addition, during the second quarter of 2003, the Company made an acquisition-related payment of approximately $46 million associated with Enteric Medical Technologies, Inc. (EMT), which was recorded as an adjustment to goodwill. At September 30, 2003, the maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $520 million, some of which may be payable in the Company's common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2003 through 2013. The specified cumulative revenue level associated with the maximum future contingent payments is approximately $1,300 million.

NOTE H - BORROWINGS AND CREDIT ARRANGEMENTS

At September 30, 2003, the Company's revolving credit facilities totaled $1,200 million, consisting of a $600 million credit facility that terminates in May 2004 and a $600 million credit facility that terminates in August 2006. As of December 31, 2002, the Company had short term borrowing capacity in excess of its outstanding borrowings of approximately $1,400 million; therefore, during the second quarter, the Company reduced its 364-day credit facility from $1,000 million to $600 million. The new credit facility contains substantially similar terms to the expired credit facility; however, the new credit facility contains an option to convert credit facility borrowings into a one-year term loan expiring in May 2005, provided that certain conditions are satisfied.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $915 million and $88 million of commercial paper outstanding at September 30, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.21 percent and 1.50 percent, respectively. The Company had no outstanding revolving credit facility borrowings at September 30, 2003 compared to $113 million at December 31, 2002, at a weighted average interest rate of 0.58 percent.

In addition, the Company had a revolving credit and security facility, which is secured by the Company's domestic trade receivables, that provides an additional $200 million of borrowing capacity and terminates in August 2004. The Company had approximately $189 million and $197 million of borrowings outstanding under its revolving credit and security facility at September 30, 2003 and December 31, 2002, respectively. The borrowings bore interest rates of 1.42 percent and
1.89 percent at September 30, 2003 and December 31, 2002, respectively.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects that a minimum of $450 million of its short-term obligations, including $261 million of commercial paper and $189 million of revolving credit and security facility borrowings, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at September 30, 2003, compared to $320 million of short-term bank obligations classified as long-term at December 31, 2002.

The Company had $500 million of senior notes (the Notes) outstanding at September 30, 2003 and December 31, 2002. The Notes mature in March 2005, bear a semi-annual coupon of 6.625 percent, and are not redeemable prior to maturity or subject to any sinking fund requirements. During the third quarter of 2003, the Company entered a fixed to floating interest rate swap to hedge changes in the fair value of the Notes. The Company recorded changes in the fair value of the Notes since the inception of the interest rate swap. Interest payments made or received under the interest rate swap agreement are recorded as interest expense. As of September 30, 2003, approximately $4 million of unrealized gains were recorded as other long-term assets to recognize the fair value of the interest rate swap. The carrying amount of the Notes was approximately $512 million and $511 million at September 30, 2003 and December 31, 2002, respectively.

NOTE I - INVENTORIES

The components of inventory consist of the following:

                              September 30,   December 31,
(In millions)                     2003           2002
-----------------------------------------------------
Finished goods                    $166           $145
Work-in-process                     43             48
Raw materials                       38             50
                                  ----           ----
                                  $247           $243
                                  ====           ====

NOTE J - NEW ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, to clarify the conditions under which the assets, liabilities, and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity (VIE) by a company that bears the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the VIE's residual returns. In October 2003, the FASB issued FASB Staff Position No. 46-6 (FSP FIN 46-6), deferring the effective date for applying the provisions of Interpretation 46 to interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003. Under FSP FIN 46-6, the Company must apply the provisions of Interpretation 46 to all interests held in variable interest entities during the fourth quarter of 2003. The Company is in the process of evaluating the effect of adoption of Interpretation No. 46, but does not believe it will materially impact the Company's consolidated financial statements.

The Company has entered strategic alliances with a number of privately held and publicly traded companies. Many of these alliances involve equity investments by the Company. The Company enters these strategic alliances to broaden its product technology portfolio and to strengthen and expand the Company's reach into existing and new markets. Many of these companies are in the developmental stage and have not yet commenced their principal operations. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments, notes receivable and intangible assets associated with these alliances.

In April 2003, the FASB issued Statement No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which the Company adopted in the third quarter of 2003. Statement No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The Company's adoption of Statement No. 149 had no material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which the Company adopted in the third quarter of 2003. Statement No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. The Company's adoption of Statement No. 150 had no material impact on the Company's consolidated financial statements.

NOTE K - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred. As of September 30, 2003, the range for litigation-related costs that can be estimated is $18 million to $21 million, which includes an $8 million reserve for product liability settlements. If the estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. The Company's total accrual for litigation-related costs as of September 30, 2003 and December 31, 2002 was approximately $18 million and $4 million, respectively.

In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant; legal costs associated with non-patent litigation and compliance activities continue to be substantial. Depending on the prevalence, significance and complexity of these matters, the Company's legal provision could be adversely affected in the future.

LITIGATION WITH JOHNSON & JOHNSON

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. The case had been stayed until October 10, 2003, pending the outcome of a related case. On October 14, 2003, Cordis filed a motion to revise and vacate the Court's decision to grant the Company a new trial and asked the Court to enter judgement against the Company. The Company filed an opposition to Cordis' motion. A hearing has not yet been scheduled.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(2)(TM) coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. On March 5, 2003, the Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held on July 21, 22, and 23, 2003, with post-hearing briefs filed in September 2003.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher(TM) drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher stent in the United States. On April 7, 2003, Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. On July 8, 2003, the Company filed an amended complaint alleging that the Cypher drug-eluting stent infringes two additional patents owned by the Company. A hearing on the preliminary injunction motion was held on July 21, 22 and 23, 2003, with post-hearing briefs filed in September 2003.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A trial originally scheduled to begin in June 2004 has been rescheduled for October 2004.

LITIGATION WITH MEDINOL LTD.

On April 22, 2002, Medinol Ltd. (Medinol) filed suit against Boston Scientific Medizintechnik GmbH (GmbH), a German subsidiary of the Company, alleging the Company's Express stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. Hearings were held in May 2003, and on June 24, 2003, the German court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. The Company has appealed and a hearing on the appeal is scheduled for September 24, 2004.

On July 2, 2003, Medinol filed a motion against the Company seeking a preliminary injunction with respect to the sale of the Express stent in Germany. The German Court granted Medinol's motion effective September 23, 2003.

On January 21, 2003, Medinol filed suit against several of the Company's international subsidiaries in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company's Express(TM) stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision is expected on December 10, 2003. The Company has filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal, and Switzerland.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on September 23, 2003. On October 28, 2003, the German Court found that Medinol infringes one of the two patents owned by the Company.

On September 25, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company plans to appeal the Court's decision.

LITIGATION WITH MEDTRONIC, INC.

On August 13, 1998, Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic ) filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. The Company and SCIMED have answered denying the allegations of the complaint. A hearing on the Company's motion for summary judgment of non-infringement was held August 11, 2003. Trial is expected in 2005.

LITIGATION WITH GUIDANT CORPORATION

On December 3, 2002, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant Corporation (Guidant), filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(R) stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 30, 2003, the Company filed an answer denying allegations of the complaint and concurrently filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain ACS products infringe five U.S. patents owned by the Company. The Company seeks monetary and injunctive relief. On March 17, 2003, ACS filed an amended complaint alleging an additional patent is infringed by the Company's product. On July 2, 2003 the Court granted the Company's motion to compel arbitration.

On January 28, 2003, ACS filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On August 13, 2003, ACS filed an amended complaint alleging the Company's Express stent infringes a second U.S. patent owned by ACS. The Company has answered denying the allegations of the complaint.

On October 15, 2002, ACS filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. On December 6, 2002, the Company answered, denying allegations of the complaint and counterclaimed seeking a declaration of invalidity, noninfringement and enforceability. On August 18, 2003, the court granted the Company's motion to compel arbitration.

LITIGATION RELATING TO COOK, INC.

On March 18, 1999, Cook, Inc. (Cook) filed suit against the Company and SCIMED, alleging that SCIMED's Radius(TM) coronary stent infringes a certain U.S. patent owned by Cook. The suit was filed in the U.S. District Court for the Southern District of Indiana seeking monetary damages and injunctive relief. On July 14, 1999, Cook filed an amended complaint adding Meadox Medicals, Inc. (Meadox), a wholly owned subsidiary of the Company, as a party to the suit, and adding a breach of contract claim. The Company, SCIMED and Meadox answered, denying the allegations of the complaint. On September 8, 2003, the parties settled and the case was dismissed on September 12, 2003.

LITIGATION WITH EV3 INC.

On September 12, 2002, EV3 Inc.(EV3) filed suit against The Regents of the University of California and a subsidiary of the Company in the District Court of The Hague, Netherlands, seeking a declaration that EV3's EDC II and VDS embolic coil products do not infringe three patents licensed by the Company from The Regents of the University of California. On October 22, 2003, the Court ruled that the EV3 products infringe three patents licensed by the Company.

On July 21, 2003, EV3 Inc., Micro Therapeutics, Inc., and Dendron GmbH (the EV3 Parties) filed suit against the Company and The Regents of the University of California in the U. S. District Court for the Western District of Wisconsin seeking a declaration that certain of the EV3 Parties' embolic coil products do not infringe three U.S. patents licensed by the Company from The Regents of the University of California, and further seeks a declaration of invalidity of all three patents. The University of California filed a motion to dismiss the case; the motion was granted on October 24, 2003.

OTHER PATENT LITIGATION

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court's dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel's petition for further review.

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

NOTE L - SEGMENT REPORTING

Boston Scientific is a worldwide developer, manufacturer and marketer of medical devices for less-invasive procedures. The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenue from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

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

                                                United                          Inter-
(In millions)                                   States    Europe      Japan   Continental   Total
-------------------------------------------------------------------------------------------------
Three months ended September 30, 2003:
  Net sales                                    $  481     $  150     $  128     $   83     $  842
  Operating income for reportable segments        173         71         72         33        349

Three months ended September 30, 2002:
  Net sales                                    $  431     $  113     $  120     $   51     $  715
  Operating income for reportable segments        156         49         69         15        289

Nine months ended September 30, 2003:
  Net sales                                    $1,442     $  433     $  375     $  202     $2,452
  Operating income for reportable segments        538        197        213         73      1,021

Nine months ended September 30, 2002:
  Net sales                                    $1,256     $  357     $  364     $  148     $2,125
  Operating income for reportable segments        444        148        210         39        841

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                            Three Months Ended          Nine Months Ended
                                                               September 30,               September 30,
(In millions)                                               2003          2002          2003          2002
------------------------------------------------------------------------------------------------------------
Net sales:
       Total net sales for reportable segments            $    842      $    715      $  2,452      $  2,125
       Foreign exchange                                         34             7            85           (20)
                                                          --------      --------      --------      --------
                                                          $    876      $    722      $  2,537      $  2,105
                                                          ========      ========      ========      ========
Income before income taxes:
       Total operating income for reportable segments     $    349      $    289      $  1,021      $    841
       Manufacturing operations                                (70)          (61)         (204)         (190)
       Corporate expenses and foreign exchange                 (90)          (81)         (268)         (252)
       Purchased research and development                       (8)                        (33)          (45)
       Litigation-related (charges) credits, net                (8)           99           (15)           99
                                                          --------      --------      --------      --------
                                                               173           246           501           453

       Other expense, net                                      (15)          (11)          (42)          (47)
                                                          --------      --------      --------      --------

                                                          $    158      $    235      $    459      $    406
                                                          ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Boston Scientific Corporation (Boston Scientific or the Company) is a worldwide developer, manufacturer, and marketer of medical devices that are used in a broad range of interventional medical specialties. The Company's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time, and the need for aftercare. The Company's approach to innovation combines internally developed products and technologies with those obtained externally through strategic acquisitions and alliances.

The Company's products are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral interventions, vascular surgery, neurovascular intervention, electrophysiology, endoscopy, oncology, urology, and gynecology.


RESULTS OF OPERATIONS

All references in this Item and in the unaudited condensed consolidated financial statements to common shares, share prices, and per share amounts have been retroactively restated for the two-for-one common stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003. See Note B to the unaudited condensed consolidated financial statements for details.

FINANCIAL SUMMARY

THREE MONTHS ENDED SEPTEMBER 30, 2003

Net sales for the three months ended September 30, 2003 were $876 million as compared to $722 million for the three months ended September 30, 2002, an increase of 21 percent. Excluding the favorable impact of $27 million of foreign currency fluctuations, net sales increased 18 percent. The reported net income for the three months ended September 30, 2003 was $124 million, or $0.15 per share (diluted), as compared to $161 million, or $0.19 per share, for the three months ended September 30, 2002. The reported results for the three months ended September 30, 2003 include after-tax charges of $13 million, or $0.02 per share, consisting of $8 million in purchased research and development costs attributable to acquisitions, and a $5 million charge related to product liability settlements. The reported results for the three months ended September 30, 2002 include an after-tax credit of $62 million, or $0.07 per share, for net amounts received in connection with litigation settlements related to rapid exchange catheter technology.

NINE MONTHS ENDED SEPTEMBER 30, 2003

Net sales for the nine months ended September 30, 2003 were $2,537 million as compared to $2,105 million for the nine months ended September 30, 2002, an increase of 21 percent. Excluding the favorable impact of $105 million of foreign currency fluctuations, net sales increased approximately 16 percent. The reported net income for the nine months ended September 30, 2003 was $335 million, or $0.40 per share (diluted), as compared to reported net income of $268 million, or $0.32 per share, for the nine months ended September 30, 2002. The reported results for the nine months ended September 30, 2003 include after-tax charges of $45 million, or $0.05 per share, consisting of purchased research and development costs of $33 million attributable to acquisitions, and $12 million in charges related to litigation with the Federal Trade Commission and product liability settlements. The reported results for the nine months ended September 30, 2002 include net after-tax charges of $15 million, or $0.02 per share, consisting of purchased research and development costs of $45 million primarily attributable to the acquisition of Enteric Medical Technologies, Inc.
(EMT), $20 million in costs associated with the Company's global operations plan, and $12 million for an endowment to fund a newly created philanthropic foundation. The after-tax charges in 2002 were partially offset by a $62 million net settlement related to rapid exchange catheter technology.

NET SALES
United States (U.S.) revenues for the three and nine months ended September 30, 2003 were $481 million and $1,442 million, respectively, representing increases of 12 percent and 15 percent compared to the same periods in the prior year. The increase was primarily due to sales of the Company's internally developed Express2(TM) coronary stent and its Maverick(TM) line of coronary angioplasty balloons. The U.S. revenue increase was also due to growth in the Company's Endosurgery product lines.

International revenues for the three and nine months ended September 30, 2003 were $395 million and $1,095 million, respectively, representing increases of 36 percent and 29 percent compared to the same periods in the prior year. On a constant currency basis, international revenues increased 26 percent and 17 percent for the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. The increase for the three and nine months ended September 30, 2003 was primarily due to sales of $64 million and $103 million, respectively, of the TAXUS(TM) Express2 paclitaxel-eluting coronary stent system, which the Company launched in its Europe and Inter-Continental markets during the first quarter of 2003. The increase in international revenues was also due to growth in the Company's Endosurgery product lines.

Worldwide coronary stent sales increased 100 percent to $136 million during the three months ended September 30, 2003 compared to the same period in the prior year. During the nine months ended September 30, 2003, worldwide coronary stent sales increased approximately 95 percent to $374 million compared to the same period in the prior year. The increase was primarily due to increased sales of the Express2 coronary stent system in the U.S. relative to the same period in the prior year and sales of the TAXUS stent system in the Company's Europe and Inter-Continental markets. The

Company's U.S. bare metal stent revenue, which approximated $45 million for the three months ended September 30, 2003, has been declining throughout the year following the introduction of a competitor's drug-eluting stent as physicians converted many procedures to the new technology. The Company estimates that, as of September 30, 2003, approximately 50 percent of the stents used in interventional stenting procedures in the U.S. have converted from bare metal stents to drug eluting stents. Until the Company launches its drug-eluting stent product in the U.S., it is likely that its U.S. coronary stent business will continue to decline.

The following tables provide worldwide net sales by region and relative change on an actual and constant foreign currency basis for the three and nine months ended September 30, 2003 and 2002, respectively.

                        Three Months Ended                     Change
                           September 30,       At Actual Foreign   At Constant Foreign
(In millions)           2003          2002      Currency Basis       Currency Basis
                        ----          ----      --------------       --------------
United States         $  481        $  431            12%                  12%
Europe                   166           111            50%                  32%
Japan                    136           126             8%                   6%
Inter-Continental         93            54            72%                  60%
                      ------        ------          -----                -----
   Worldwide          $  876        $  722            21%                  18%
                      ======        ======          =====                =====


                        Nine Months Ended                      Change
                           September 30,       At Actual Foreign   At Constant Foreign
(In millions)           2003          2002      Currency Basis       Currency Basis
                        ----          ----      --------------       --------------

United States         $1,442        $1,256            15%                  15%
Europe                   476           332            43%                  22%
Japan                    396           362             9%                   3%
Inter-Continental        223           155            44%                  37%
                      ------        ------          -----                -----
   Worldwide          $2,537        $2,105            21%                  16%
                      ======        ======          =====                =====

The following tables provide worldwide net sales by division and relative change on an actual and constant foreign currency basis for the three and nine months ended September 30, 2003 and 2002, respectively.

                        Three Months Ended                     Change
                           September 30        At Actual Foreign   At Constant Foreign
(In millions)           2003          2002      Currency Basis       Currency Basis
                        ----          ----      --------------       --------------
Cardiovascular        $  544        $  436            25%                  21%
Electrophysiology         27            26             4%                   2%
Neurovascular             55            40            38%                  31%
                      ------        ------          -----                -----
   CARDIOVASCULAR        626           502            25%                  20%

Oncology              $   43        $   38            13%                  12%
Endoscopy                147           130            13%                  10%
Urology                   60            52            15%                  12%
                      ------        ------          -----                -----
   ENDOSURGERY           250           220            14%                  11%
                      ------        ------          -----                -----
Worldwide                876        $  722            21%                  18%
                      ======        ======          =====                =====


                        Nine Months Ended                     Change
                           September 30,       At Actual Foreign   At Constant Foreign
(In millions)           2003          2002      Currency Basis       Currency Basis
                        ----          ----      --------------       --------------

Cardiovascular        $1,578        $1,283            23%                   18%
Electrophysiology         82            74            11%                    7%
Neurovascular            161           123            31%                   23%
                      ------        ------          -----                 -----
   CARDIOVASCULAR      1,821         1,480            23%                   17%

Oncology                 122           105            16%                   13%
Endoscopy                429           378            13%                    9%
Urology                  165           142            16%                   13%
                      ------        ------          -----                 -----
   ENDOSURGERY           716           625            15%                   10%
                      ------        ------          -----                 -----
Worldwide             $2,537        $2,105            21%                   16%
                      ======        ======          =====                 =====

GROSS PROFIT
Gross profit increased to $633 million, or 72.3 percent of net sales, during the three months ended September 30, 2003 from $511 million, or 70.8 percent of net sales, for the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to shifts in the Company's product sales mix toward higher margin products, primarily coronary stents, and operational cost improvements, partially offset by reductions in hedging gains on foreign currency contracts.

Gross profit increased to $1,833 million, or 72.3 percent of net sales, for the nine months ended September 30, 2003, from $1,462 million, or 69.5 percent of net sales, for the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to shifts in the Company's product sales mix toward higher margin products, primarily coronary stents, operational cost improvements and the reductions of costs associated with the Company's global operations strategy, partially offset by reductions in hedging gains on foreign currency contracts.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
SG&A expenses increased to $295 million from $249 million and increased to $858 million from $736 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. SG&A expenses were 34 percent of net sales for the three and nine months ended September 30, 2003 compared to 34 percent and 35 percent during the same periods in the prior year. The increase in expense dollars was attributable to unfavorable foreign currency fluctuations, market development for the Company's drug-eluting stent business, and an increase in selling expenses due to sales force expansion.

AMORTIZATION EXPENSE
Amortization expense increased to $21 million from $19 million and increased to $62 million from $53 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. This represents a decrease as a percentage of net sales to two percent from three percent. The increase in expense dollars was primarily the result of amortization of intangible assets acquired during 2002 and 2003.

ROYALTIES
Royalties increased to $15 million from $9 million and increased to $40 million from $26 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. This represents an increase as a percentage of net sales to two percent from one percent. The increase in royalties was due to increased sales of royalty-bearing products, including royalties payable on sales of the Company's TAXUS stent system and certain nitinol products. The Company expects that its royalty expenses will continue to increase as sales of its TAXUS stent system increase. In addition, the Company continues to enter strategic technological alliances, some of which include royalty commitments.

RESEARCH AND DEVELOPMENT (R&D) EXPENSES
R&D expense increased to $113 million from $87 million and increased to $324 million from $248 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. This represents an increase as a percentage of net sales to 13 percent from 12 percent. The increase in research and development expenses was primarily attributable to investment in the development of, and clinical trials relating to, the Company's TAXUS stent program and certain other cardiovascular projects, as well as continued spending on projects obtained through acquisitions. The Company expects research and development expenses to range from 13 percent to 14 percent of net sales during the fourth quarter of 2003.

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

On September 15, 2003, the Company released nine month results from its pivotal TAXUS IV clinical trial, which enrolled 1,326 patients at 73 sites in the United States, assessing the safety and efficacy of a slow release formulation paclitaxel-eluting stent system. The study's primary endpoint was target vessel revascularization (TVR) at nine months. The TVR rate of 4.7 percent in the TAXUS group was significantly lower than the control rate of 12 percent for the Express bare metal stent. The study reported a target lesion revascularization
(TLR) rate, or retreatment rate, of 3.0 percent in the TAXUS group. The study also reported an in-segment binary restenosis rate of 7.9 percent and in-stent binary restenosis rate of 5.5 percent in the TAXUS group. The diabetic patients in the TAXUS group had an in-segment (stented vessel segment plus 5 mm beyond each end of the stent) binary restenosis rate of 6.4 percent and a TLR rate of
5.2 percent. The nine month results from the TAXUS IV study supported safety as demonstrated by low rates of Major Adverse Cardiac Events (MACE), indicating comparable safety of drug-eluting stents and bare metal stents. On November 10, 2003, the Company announced twelve month data from its TAXUS IV clinical trial. The benefits reported at nine months-for patients who received a paclitaxel-eluting stent compared to patients who received a bare metal stent-were maintained at twelve months. The FDA has scheduled a special panel to review the TAXUS PMA on November 20, 2003.

INTEREST EXPENSE AND OTHER, NET
Interest expense increased to $12 million from $10 million and increased to $35 million from $32 million during the three and nine months ended September 30, 2003, respectively, compared to the same periods in the prior year. The increase in interest expense for the three months and nine months ended September 30, 2003 was primarily due to an increase in average debt levels. Other, net, was expense of $3 million and $7 million for the three and nine months ended September 30, 2003, compared to expense of $1 million and $15 million in the comparable period in 2002. The change was primarily due to a charitable donation made during the second quarter of 2002 to fund the Boston Scientific Foundation, partially offset by realized gains in 2002 on sales of available-for-sale securities.

TAX RATE
The Company's reported tax rate was 22 percent and 31 percent for the three months ended September 30, 2003 and 2002, respectively, and 27 percent and 34 percent for the nine months ended September 30, 2003 and 2002, respectively. The decrease in the reported tax rate was, among other things, due to the change in the level of special charges and credits during the three and nine months ended September 30, 2003 compared to the same periods in the prior year. The special charges and credits included purchased research and development costs, litigation-related items, and costs associated with the Company's global operations strategy that was completed in 2002. These amounts are either not deductible for income tax purposes or are taxed at rates that vary from the Company's blended effective tax rate.

In addition, during the third quarter of 2003, the Company changed its estimate of its 2003 effective tax rate, excluding the impact of after-tax special charges and credits, to 25 percent from 27 percent. The decrease was primarily attributable to geographic changes in the manufacturing of products sold by the Company. The cumulative effect of this reduction resulted in a $10 million increase in the Company's net income for the nine months ended September 30, 2003, or $0.01 per share (diluted), of which approximately $7 million represents the impact for the first half of 2003. Management currently estimates that the 2003 effective tax rate will remain at approximately 25 percent. However, the effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing of products sold by the Company or by business acquisitions.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. The Company had several tax audit settlements during the quarter. The Company adjusted its previous estimate for accrued taxes by approximately $100 million to reflect the resolution of these audits. In addition, the Company expects to settle some of the remaining audits during the fourth quarter of 2003. As these audits are settled, the Company will adjust previous estimates for accrued taxes.

During the third quarter of 2003, the Company determined that it is likely to repatriate cash from certain non-U.S. operations. The Company established tax liabilities that management believes are adequate to provide for the tax impact of these transactions. These amounts substantially offset the adjustments of accrued taxes related to the tax audit settlements. The Company anticipates that the repatriated cash will primarily be used to fund research and development initiatives, and additional acquisitions and strategic alliances.

The Company has recognized net deferred tax assets aggregating $60 million at September 30, 2003 and $68 million at December 31, 2002. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development and net operating loss carryforwards. In light of the Company's historical financial performance, the Company believes that these assets will be substantially recovered.

LITIGATION-RELATED ITEMS
During the third quarter of 2003, the Company agreed to settle a number of outstanding product liability cases. The cost of settlement in excess of the Company's available insurance limits was approximately $8 million, which was recorded as a charge to operating income.

On October 31, 2000, the Federal Trade Commission (FTC) filed suit against the Company for alleged violations of a Consent Order dated May 5, 1995. On March 28, 2003, the U.S. District Court for the District of Massachusetts entered a judgment against the Company for approximately $7 million. The Company recorded this amount as a charge to operating income in the first quarter of 2003.

During the third quarter of 2002, the Company recorded a $99 million credit for net amounts received in connection with litigation settlements related to rapid exchange catheter technology.

PURCHASED RESEARCH AND DEVELOPMENT
The Company's purchased research and development charges recorded during the nine months ended September 30, 2003 primarily relate to certain prior years' acquisitions and the acquisition of InFlow Dynamics, Inc. (Inflow) in 2003. The purchased research and development associated with the prior years' acquisitions results from consideration that was contingent at the date of acquisition, but was earned during the nine months ended September 30, 2003, primarily related to Embolic Protection, Inc. (EPI).

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

The most significant in-process projects acquired in connection with the Company's 2002 acquisitions include EMT's Enteryx(TM) technology for the treatment of gastroesophageal reflux disease (GERD) and Smart Therapeutics, Inc.'s (Smart) atherosclerosis stent, which collectively represent approximately 82 percent of the 2002 in-process value. During the second quarter of 2003, the Company completed the Enteryx in-process project and received FDA approval for this technology. The total cost to complete the project was approximately $6 million. The Company continues to pursue the development of Smart's atherosclerosis stent and believes it has a reasonable chance of completing the project. The Company has spent approximately $2 million on this project as of September 30, 2003 and estimates costs of approximately $2 million to complete the project.

The most significant in-process projects acquired in connection with the Company's 2001 acquisitions include Interventional Technologies, Inc.'s (IVT) next-generation Cutting Balloon(R), IVT's next-generation Infiltrator(R) transluminal drug-delivery catheter and EPI's next-generation embolic protection devices, which collectively represent approximately 63 percent of the 2001 in-process value. The Company continues to pursue the development of IVT's next-generation Cutting Balloon and believes it has a reasonable chance of completing the project. The Company has spent approximately $2 million on this project as of September 30, 2003 and estimates costs of approximately $3 million to complete the project. During the second quarter of 2002, due to alternative drug-delivery products available to the Company, the Company substantially canceled the future development of the Infiltrator project. During the second quarter of 2003, the Company completed EPI's FilterWire EX(TM) in-process project and received FDA approval for this technology. The total cost to complete the project was approximately $20 million.

OUTLOOK
The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. The introduction of drug-eluting stents is increasingly having a significant impact on the market size for coronary stents and on the distribution of market share across the industry. The Company believes drug-eluting stent technology represents one of the largest market opportunities in the history of the medical device industry. It is estimated that the annual worldwide market for coronary stents, including drug-eluting stents, may grow to approximately $5 billion by 2005. Although the Company believes it is positioned to be one of only two early entrants in the U.S. market, uncertainties exist about the rate of development and size of this new market.

The Company believes it is poised to take advantage of the drug-eluting stent opportunity for a variety of reasons, including its more than six years of scientifically rigorous research and development, the clinical results of its TAXUS program, the success of the TAXUS stent system in Europe and Inter-Continental markets where the product has been launched, the combined strength of the components of its technology, its overall market leadership, and its sizeable interventional cardiology sales force. In addition, in order to capitalize on this opportunity, the Company is making significant investments in its sales, clinical and manufacturing capabilities.

Recognizing the promise and benefits of drug-eluting stents, physicians are expected to continue to adopt rapidly this new technology in the U.S. In addition, initial reimbursement rates have already been set in the U.S. However, certain international markets are still in the process of setting reimbursement levels, which has delayed physician adoption rates in these markets.

The Company's success with drug-eluting stents, and its ability to improve operating margins, could be adversely affected by more gradual physician adoption rates, changes in reimbursement policies, delayed or limited regulatory approvals, unexpected variations in clinical results, third-party intellectual property, the outcome of litigation and the availability of inventory to meet customer demand. A more gradual physician adoption rate may limit the number of procedures in which the technology may be used and the price at which institutions may be willing to purchase the technology. Together, these and other factors contribute to the uncertainty surrounding the evolution of the drug-eluting stent market and the Company's position in it.

In the second quarter of 2003, the Company submitted the fifth and final module of its PMA for its TAXUS stent system to the FDA. The FDA has scheduled a special panel to review the TAXUS PMA on November 20, 2003. In conjunction with the FDA review of the PMA submission, the FDA will conduct inspections of the TAXUS manufacturing facilities located in the U.S. and Ireland. The Company anticipates the launch of the TAXUS stent system in the U.S. in the first quarter of 2004 and in Japan in mid-2005, subject to regulatory approvals. FDA approval will depend on the recommendations of the special panel, and the timing and results of the inspections.

The manufacture of the TAXUS drug-eluting stent system involves the integration of multiple technologies and complex manufacturing processes. The Company continues to refine its TAXUS manufacturing and analytical processes to establish sufficient inventory levels to meet customer demand in Europe and Inter-Continental markets and to be poised for the U.S. launch. In preparation for the U.S. launch, the Company intends to increase significantly its inventory levels starting in the fourth quarter of 2003. However, expected inventory levels may be impacted by significant changes in forecasted demand, timing of FDA approval, and disruptions associated with the TAXUS manufacturing process.

During the second quarter of 2003, one of the Company's competitors launched a drug-eluting stent into the U.S. market. In addition, several of the Company's competitors launched bare metal stent products into the U.S. market during 2003. Until the Company launches its drug-eluting stent product, it is likely that its U.S. coronary stent business will continue to decline. Additionally, the Company expects to increase spending in preparation for the launch of its TAXUS stent system in the U.S. As a result of these factors, the Company's operating profit may be adversely impacted.

In addition, there continues to be significant intellectual property litigation in the coronary stent market. The Company is currently involved in a number of legal proceedings with its competitors, including Johnson & Johnson, Guidant Corporation,

Medtronic, Inc. and Medinol Ltd. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact the Company's ability to meet it's objectives in the market. See Note K - Commitments and Contingencies in the Notes to the Unaudited Condensed Consolidated Financial Statements contained in this Quarterly Report for a description of these legal proceedings.

As the health care environment continues to undergo rapid change, management expects that it will continue to focus on strategic initiatives and make additional investments in existing relationships. Since early 2001, the Company has consummated several business acquisitions. Management believes it has developed a sound plan to integrate these businesses. The failure to integrate successfully these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

The Company has also entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments by the Company. The Company enters these strategic alliances to broaden its product technology portfolio and to strengthen and expand the Company's reach into existing and new markets. Many of these companies are in the developmental stage and have not yet commenced their principal operations. The Company regularly reviews its investments to determine whether these investments are impaired. If so, the carrying value is written down to fair value in the period identified. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments, notes receivable and intangible assets associated with these alliances.

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

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. The Company's Japan business is expected to be under continued pressure, particularly in coronary stents, due to competitive product offerings and the lack of physician acceptance of the NIR(R) coronary stent platform. The Company currently anticipates the launch of its Express2 coronary stent system in Japan in the first quarter of 2004. Deterioration in the Japanese or emerging markets economies may influence the Company's ability to grow its business and to collect its accounts receivable in international markets. Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses.

These factors may impact the rate at which the Company can grow. However, management believes that it is positioning the Company to take advantage of opportunities that exist in the markets it serves.


LIQUIDITY AND CAPITAL RESOURCES

The Company had cash and cash equivalents of $537 million and $277 million at September 30, 2003 and December 31, 2002, respectively. The increase in cash is primarily due to growth in cash balances of non-U.S. operations. The repatriation of cash balances from certain of the Company's non-U.S. operations could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. During the third quarter of 2003, the Company determined that it is likely to repatriate cash from certain non-U.S. operations. Cash generated by operating activities continues to provide a major source of funds for investing in the Company's growth and increased to $553 million for the nine months ended September 30, 2003 from $540 million for the comparable period in 2002, which includes cash received from litigation settlements.

The Company made capital expenditures of $117 million during the nine months ended September 30, 2003 as compared to $87 million during the nine months ended September 30, 2002. The increase was primarily due to capital spending to enhance the Company's manufacturing capability in preparation for the global launch of the TAXUS stent system. The Company expects to incur capital expenditures of approximately $90 million during the fourth quarter of 2003, which includes $30 million for the planned purchase of a manufacturing facility in the U.S. that the Company is currently leasing. The Company's investing activities during the nine months ended September 30, 2003 also included a $13 million payment to acquire Inflow; approximately $252 million of acquisition-related payments primarily associated with IVT and EMT; and $238 million of payments for strategic alliances.

The Company's cash flows from financing activities reflect proceeds from stock issuances related to the Company's equity incentive programs, payments for stock repurchases and fluctuations in the Company's borrowings. During the nine months ended September 30, 2003, the Company received proceeds of $184 million in connection with the issuance of shares pursuant to its stock option and employee stock purchase plans compared to $43 million in the same period in the prior year. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the market value of the Company's stock relative to the exercise price of employee stock options.

The Company repurchased 22 million shares at an aggregate cost of approximately $570 million during the nine months ended September 30, 2003. The Company is authorized to purchase on the open market and in private transactions up to approximately 120 million shares of the Company's common stock. Stock repurchased is principally used to satisfy the Company's obligations pursuant to its equity incentive plans, but may also be used for general corporate purposes, including acquisitions. As of September 30, 2003, approximately 97 million shares of the Company's common stock had been repurchased under its authorization.

The Company received net proceeds of $707 million during the nine months ended September 30, 2003 from increased borrowings. Proceeds from debt were used to fund cash outlays associated with the Company's TAXUS program, to pay for acquisition-related obligations and strategic alliances, and to repurchase Company stock on the open market. The Company's net debt (borrowings less cash and cash equivalents) was $1,103 million and $658 million at September 30, 2003 and December 31, 2002, respectively. As of September 30, 2003, net debt represented 26 percent of capital (total stockholders' equity plus total debt), as compared to 19 percent at December 31, 2002.

At September 30, 2003, the Company's revolving credit facilities totaled $1,200 million, consisting of a $600 million credit facility that terminates in May 2004 and a $600 million credit facility that terminates in August 2006. As of December 31, 2002, the Company had short term borrowing capacity in excess of its outstanding borrowings of approximately $1,400 million; therefore, during the second quarter, the Company reduced its 364-day credit facility from $1,000 million to $600 million. The new credit facility contains substantially similar terms to the expired credit facility; however, the new credit facility contains an option to convert credit facility borrowings into a one-year term loan expiring in May 2005, provided that certain conditions are satisfied.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $915 million and $88 million of commercial paper outstanding at September 30, 2003 and December 31, 2002, respectively, at weighted average interest rates of 1.21 percent and 1.50 percent, respectively. The Company had no outstanding revolving credit facility borrowings at September 30, 2003 compared to $113 million at December 31, 2002, at a weighted average interest rate of 0.58 percent.

In addition, the Company had a revolving credit and security facility, which is secured by the Company's domestic trade receivables, that provides an additional $200 million of borrowing capacity and terminates in August 2004. The Company had approximately $189 million and $197 million of borrowings outstanding under its revolving credit and security facility at September 30, 2003 and December 31, 2002, respectively. The borrowings bore interest rates of 1.42 percent and
1.89 percent at September 30, 2003 and December 31, 2002, respectively.

The Company has the ability to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. The Company expects that a minimum of $450 million of its short-term obligations, including $261 million of commercial paper and $189 million of revolving credit and security facility borrowings, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings at September 30, 2003, compared to $320 million of short-term bank obligations classified as long-term at December 31, 2002.

The Company had $500 million of senior notes (the Notes) outstanding at September 30, 2003 and December 31, 2002. The Notes mature in March 2005, bear a semi-annual coupon of 6.625 percent, and are not redeemable prior to maturity or subject to any sinking fund requirements. During the third quarter of 2003, the Company entered a fixed to floating interest rate swap to hedge changes in the fair value of the Notes. The Company recorded changes in the fair value of the Notes since the inception of the interest rate swap. Interest payments made or received under the interest rate swap agreement are recorded as interest expense. As of September 30, 2003, approximately $4 million of unrealized gains were recorded as other long-term assets to recognize the fair value of the interest rate swap. The carrying amount of the Notes was $512 million and $511 million at September 30, 2003 and December 31, 2002, respectively.

Certain of the Company's business combinations involve contingent consideration. These payments, when and if made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At September 30, 2003, the Company had an accrual for acquisition-related obligations of approximately $84 million. These accruals were recorded primarily as an adjustment to goodwill and purchased research and development. At September 30, 2003, the maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $520 million, some of which may be payable in the Company's common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2003 through 2013. The specified cumulative revenue level associated with the maximum future contingent payments is approximately $1,300 million.

The Company expects that its cash and cash equivalents, marketable securities, cash flows from operating activities and borrowing capacity will be sufficient to meet its projected operating cash needs over the next twelve months, including anticipated capital expenditures, additional share repurchases, acquisition-related payments and other strategic initiatives.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages, and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred. As of September 30, 2003, the range for litigation-related costs that can be estimated is $18 million to $21 million, which includes an $8 million reserve for product liability settlements. If the estimate of a probable loss is a range, and no amount within the range is a better estimate, the minimum amount of the range is accrued. The Company's total accrual for litigation-related costs as of September 30, 2003 and December 31, 2002 was approximately $18 million and $4 million, respectively.

In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003 and the Company's Annual Report on Form 10-K for the year ended December 31, 2002, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's patent portfolio and defending against claims that the Company's products infringe the intellectual property of others are significant; legal costs associated with non-patent litigation and compliance activities continue to be substantial. Depending on the prevalence, significance, and complexity of these matters, the Company's legal provision could be adversely affected in the future.

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


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

- volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market TAXUS drug-eluting stents and other coronary and peripheral stent platforms;
- the Company's ability to launch the Express2 coronary stent in the Japanese market in the first quarter of 2004 and the TAXUS drug-eluting stent in the U.S. in the first quarter of 2004 and in Japan in mid-2005;
- the recommendations of the special panel, and the timing and results of the FDA inspections with respect to approval of the Company's TAXUS stent system in the U.S.;
- the Company's ability to refine its TAXUS manufacturing and analytical processes to establish inventory levels sufficient to meet customer demand in Europe and Inter-Continental markets and for the product launch in the U.S.;
- Declining bare metal stent sales as the market for drug-eluting stents continues to expand and competitive products enter the market;
- the impact of the introduction of drug-eluting stents on the size and distribution of share within the coronary stent market in the U.S. and around the world;
- the Company's ability to capitalize on the opportunity in the drug-eluting stent market for significant growth in revenue and earnings;
- the Company's ability to position itself as one of two early entrants in the U.S. drug-eluting stent market and to take advantage of opportunities that exist in the markets it serves;
- the continued decline in NIR(R) coronary stent sales in Japan and changes in the mix of the Company's coronary stent platforms;
- the Company's ability to manage research and development expenses and increasing royalty obligations;
- the ability of the Company to manage accounts receivable and gross margins and to react effectively to the changing managed care environment, reimbursement models and worldwide economic and political conditions;
- the Company's ability to integrate the acquisitions and other strategic alliances consummated since early 2001; - the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis within cost estimates, including products resulting from purchased research and development;
- the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company and the ultimate success of these initiatives;
- the Company's ability to maintain a 25 percent effective tax rate, excluding net special charges, during the fourth quarter of 2003 and to substantially recover its net deferred tax assets;
- the ability of the Company to meet its projected cash needs over the next twelve months, to maintain borrowing flexibility and to refinance its borrowings beyond the next twelve months;
-    risks associated with international operations;

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had currency derivative instruments outstanding in notional amounts of $1,236 million and $1,318 million as of September 30, 2003 and December 31, 2002, respectively. The Company recorded $9 million of assets and $58 million of liabilities to recognize the fair value of these instruments at September 30, 2003, compared to $15 million of assets and $27 million of liabilities at December 31, 2002. A 10 percent appreciation in the U.S. dollar's value relative to the hedged foreign currencies would increase the fair value of the derivative instruments by approximately $72 million as of September 30, 2003. A 10 percent depreciation in the U.S. dollar's value relative to the hedged foreign currencies would decrease the fair value of the derivative instruments by approximately $88 million as of September 30, 2003. Any increase or decrease in the fair value of the Company's foreign exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged asset, liability, net investment in certain subsidiaries, or cash flow.

The Company had interest rate derivative instruments outstanding in notional amounts of $500 million and $63 million at September 30, 2003 and December 31, 2002, respectively. The Company recorded $4 million of assets to recognize the fair value of these instruments at September 30, 2003, compared to an immaterial amount at December 31, 2002. At September 30, 2003, a 100 basis point increase in interest rates would decrease the derivative instruments' fair value by $7 million, whereas a 100 basis point decrease in interest rates would increase the derivative instruments' fair value by $7 million. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged liability.

ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, evaluated the design and operation of the Company's disclosure controls and procedures as of September 30, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2003, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be included in the Company's periodic SEC filings was made known to them on a timely basis. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all potential circumstances.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no significant changes in the Company's internal controls over financial reporting, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls over financial reporting subsequent to September 30, 2003.

                                     PART II
                                OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

Note K - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.


ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)  Exhibits

                 10.1 Form of Amendment to Credit and Security Agreement dated August 15, 2003

                 31.1  Certification of the Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

                 31.2  Certification of the Chief Financial Office pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

                 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

                 32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer


            (b)  Reports on Form 8-K

                 On July 3, 2003, the Company furnished a current report on Form 8-K to the Securities and Exchange Commission with respect to the Company's preliminary, unaudited financial results for the second quarter, as well as estimates for net sales and earnings per share for the third quarter, the fourth quarter and the year.

                 On July 22, 2003, the Company furnished a current report on Form 8-K to the Securities and Exchange Commission with respect to the Company's earnings release dated July 22, 2003.

                 On September 16, 2003, the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to an event dated September 15, 2003.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 2003.




                                          BOSTON SCIENTIFIC CORPORATION



                                          By:  /s/ Lawrence C. Best
                                              ------------------------------
                                          Name:   Lawrence C. Best
                                          Title:  Chief Financial Officer
                                                  and Senior Vice President -
                                                  Finance and Administration

                                  EXHIBIT INDEX
                                  -------------




          10.1 Form of Amendment to Credit and Security Agreement dated August 15, 2003


          31.1   Certification of the Chief Executive Officer pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002


          31.2 Certification of the Chief Financial Office pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


          32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer


          32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer