Form 10-K
period 2003-12-31
BOSTON SCIENTIFIC CORP
filed 2004-03-15
CIK 885725

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-K
                            ANNUAL REPORT PURSUANT TO
                           SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003          Commission File No. 1-11083

                          ----------------------------

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

                          ----------------------------

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes: [X]   No [ ]

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

                                 Yes: [X]   No [ ]

The aggregate market value of Common Stock held by non-affiliates (persons other than directors, executive officers, and related family entities) of the Company was approximately $19.7 billion based on the closing price of the Common Stock on June 30, 2003.

The number of shares outstanding of the Company's Common Stock as of February 27, 2004, was 833,117,550.

                       DOCUMENTS INCORPORATED BY REFERENCE

The Company's 2003 Consolidated Financial Statements for the year ended December 31, 2003 which are filed with the Securities and Exchange Commission (the "Commission") as an exhibit hereto and the Company's 2004 Proxy Statement to be filed with the Securities and Exchange Commission on or about April 9, 2004 are incorporated by reference into Parts I, II and III hereof.

PART I

ITEM 1. BUSINESS

THE COMPANY

Boston Scientific Corporation (Boston Scientific or the Company) is a worldwide developer, manufacturer and marketer of medical devices whose products are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral interventions, neurovascular intervention, electrophysiology, vascular surgery, endoscopy, oncology, urology and gynecology. Since the Company was formed in 1979, it has advanced the practice of less-invasive medicine by providing a broad portfolio of innovative products, technologies and services across a wide range of medical specialties. The Company's products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems. These products help physicians and other medical professionals improve their patients' quality of life by providing alternatives to surgery.

The Company's history began in the late 1960s when the Company's co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a development company. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first less-invasive procedures performed, and versions of these catheters are still being sold today. In 1979, John Abele joined with Peter Nicholas to form the Company, which indirectly acquired Medi-tech, Inc. This acquisition began a period of active, focused marketing, new product development and organizational growth. Since then, the Company's net sales have increased substantially, growing from $1.8 million in 1979 to approximately $3.5 billion in 2003.

The Company's growth has been fueled in part by strategic acquisitions and alliances designed to improve the ability of the Company to take advantage of growth opportunities in less-invasive medicine. These acquisitions have helped the Company to achieve a strategic mass, which allows it to offer one of the broadest product lines in the world for use in less-invasive procedures. The depth and breadth of the Company's product portfolio has also enabled it to compete more effectively in, and better absorb the pressures of, the current health care environment of cost containment, managed care, large buying groups and hospital consolidations.

THE DRUG-ELUTING STENT OPPORTUNITY

The Company's broad innovative product offerings have enabled it to become a leader in the interventional cardiology market. Leadership is in part due to its coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow from the heart. The Company, however, looked to further enhance the outcomes associated with the use of coronary stents, particularly the processes that lead to in-stent restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development and scientific research. The Company believes that the combination of certain drugs and coronary stents offers the opportunity for a more lasting solution for coronary artery disease.

Clinical trials in the United States and abroad have demonstrated that drug-eluting stents reduce the need for repeat procedures - or more expensive surgical procedures - and significantly reduce health care costs, as well as overall patient risk, trauma, procedure time and the need for post-procedural care. Since 1997, the Company has been developing a proprietary polymer-based, paclitaxel-eluting stent technology for reducing coronary restenosis - the TAXUS(TM) paclitaxel-eluting coronary stent system. The proprietary polymer on the stent allows for controlled delivery of the drug paclitaxel. Paclitaxel is a multi-functional microtubular inhibitor that affects platelets, smooth muscle cells and white blood cells, all of which are believed to contribute to restenosis. The flexibility of the device facilitates placement of the stent in the coronary anatomy and the conformability of the stent within a diseased coronary artery, combined with the Company's polymer-based drug-eluting technology, contributes to the clinical differentiation of the TAXUS paclitaxel-eluting coronary stent platform.

The Company has invested in the TAXUS clinical program, a series of studies designed to collect data on its TAXUS paclitaxel-eluting coronary stent. These studies have demonstrated dramatic results by significantly reducing restenosis and reintervention.

During 2003, the Company entered the drug-eluting stent market in Europe and certain other international markets. Since launch, the TAXUS paclitaxel-eluting coronary stent system has achieved market leadership in the countries in which it is sold. Adding the TAXUS paclitaxel-eluting coronary stent system to the Company's interventional cardiology product line has helped the Company to solidify its full-line leadership in the cardiovascular catheter labs. With the launch of the TAXUS paclitaxel-eluting coronary stent in the United States during the first quarter of 2004, the Company expects significant revenue growth over the next few years as physicians continue to adopt this new technology.

The Company is continuing to enhance its product offerings in the coronary and drug-eluting stent markets. Its next-generation coronary stent, the Liberte(TM) coronary stent, was recently launched in Europe and certain other international markets and the Company expects to launch the product in the United States in the second half of 2004, pending regulatory approval. The Liberte(TM) coronary stent is designed to enhance deliverability and conformability, particularly in challenging lesions, and is expected to serve as the platform for the Company's next generation drug-eluting stent.

The Company believes drug-eluting stent technology represents one of the largest market opportunities in the history of the medical device industry. It is estimated that the annual worldwide market for coronary stents, including drug-eluting stents, may grow to more than $5 billion. The Company believes it is poised to take advantage of the drug-eluting stent opportunity for a variety of reasons, including its more than six years of scientifically rigorous research and development, the clinical results of its TAXUS program, the success of TAXUS paclitaxel-eluting coronary stent system in Europe and Inter-Continental markets where the product has been launched, the combined strength of the components of its technology, its overall market leadership, and its sizeable international cardiology sales force.

The introduction of drug-eluting stents is increasingly having a significant impact on the market size for coronary stents and on the distribution of market share across the industry. The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. Although the Company's drug-eluting stent system is currently one of only two products in the United States market, uncertainties exist about the rate of development and potential size of the drug-eluting stent market, and the Company's share of the market. The most significant variables that contribute to this uncertainty include the adoption rate of drug-eluting stent technology, the average number of stents used per procedure and the average selling prices of drug-eluting stent systems. In February of 2004, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, and Guidant Corporation entered an alliance to co-promote Cordis' drug-eluting stent system, which may result in further uncertainty.

The Company's success with drug-eluting stents, and its ability to improve operating margins, could be adversely affected by more gradual physician adoption rates, changes in reimbursement policies, delayed or limited regulatory approvals, unexpected variations in clinical results, third-party intellectual property, the outcome of litigation and the availability of inventory to meet customer demand. Inconsistent clinical data from ongoing or future trials conducted by the Company, or additional clinical data presented by the Company's competitors, may impact the Company's position in and share of the drug-eluting stent market.

BUSINESS STRATEGY

The Company's mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. The Company's approach to innovation combines internally developed products and technologies with those obtained externally through strategic acquisitions and alliances. Building relationships with development companies and inventors allows the Company to enrich its current franchises as well as expand into complementary businesses.

Key elements of the Company's overall business strategy include the following:

Innovation. The Company is committed to harnessing technological innovation and its approach to technology innovation includes a mixture of tactical and strategic initiatives that are designed to offer sustainable growth in the near and long term. Combining internally developed products and technologies with those obtained through acquisition and alliances allows the Company to focus on and deliver products currently in its pipeline as well as strengthen the Company's technology portfolio by accessing third party technologies.

Clinical Excellence. The Company's commitment to innovation is further demonstrated by its rapidly expanding clinical capabilities. The Company's clinical group has become a clinical center of excellence, driving the development and analysis of innovative therapies that transform the practice of medicine. The Company's clinical teams are organized by therapeutic specialty to better support the Company's research and development pipeline and marketing and sales efforts. During 2003, the clinical organization planned, initiated and conducted an expanding series of focused clinical trials that support regulatory and reimbursement requirements and demonstrate the safe and effective clinical performance of critical products and technologies.

Product Diversity. The Company offers products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of the Company's product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source.

Operational Excellence. The Company is focused on continuously improving its supply chain effectiveness, strengthening its manufacturing processes and optimizing its plant network in order to increase operational efficiencies within the organization. By centralizing its operations at the corporate level and shifting global manufacturing along product lines, the Company is able to leverage its existing resources and concentrate on new product development, including enhancement of existing products, and their commercial launch. In addition, the Company consistently strives to understand and exceed the expectations of its customers. The Company's commitment to quality and the success of its quality objectives builds customer trust and loyalty.

Focused Marketing. Each of the Company's business groups maintain dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. The Company believes that this focused disease state management enables it to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

Active Participation In The Medical Community. The Company believes that it has excellent working relationships with physicians and others in the medical industry, which enable it to gain a detailed understanding of new therapeutic and diagnostic alternatives, and to respond quickly to the changing needs of physicians and patients. Active participation in the medical community contributes to physician understanding and adoption of less-invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

Corporate Culture. Management believes that success and leadership evolve from a motivating corporate culture which rewards achievement, respects and values individual employees and customers, and focuses on quality, technology, integrity and service. The Company believes that its success is attributable in large part to the high caliber of its employees and the Company's commitment to respecting the values on which its success has been based.

RESEARCH AND DEVELOPMENT

The Company's investment in research and development is critical to drive its future growth. The Company has directed its development efforts toward innovative technologies designed to expand current markets or enter new markets. Enhancements to existing products which are typically developed within the Company's research and development, manufacturing and marketing operations, contribute to each year's sales growth. The Company believes that streamlining, prioritizing and coordinating its technology pipeline and new product development activities are essential to its ability to stimulate growth and maintain leadership positions in its markets. By centralizing certain new platform technology development at the corporate level, the Company is able to pursue technologies that can be leveraged across multiple markets. The Company's approach to new product design and development is through focused, cross - functional teams. The Company believes that its formal process for technology and product development aids in its ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the R&D, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of the product development cycle. This collaboration allows the team to concentrate resources on the most viable new products and technologies and get them to market in a timely manner.

In addition to internal development, the Company works with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test its products. The Company believes its future success will also depend upon the strength of these development efforts. There can be no assurance that the Company will realize financial benefit from its development programs, will continue to be successful in identifying, developing and marketing new products or that products or technologies developed by others will not render the Company's products or technologies non-competitive or obsolete.

In 2003, the Company expended approximately $450 million on research and development, representing approximately 13 percent of the Company's 2003 net sales. The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research, particularly relating to the Company's TAXUS(TM) paclitaxel-eluting coronary stent program and other development programs acquired in connection with the Company's business combinations.

STRATEGIC INITIATIVES

Since 1995, the Company has undertaken a strategic acquisition program to assemble the lines of business necessary to achieve the critical mass that allows it to continue to be a leader in the medical industry. In 2003, the Company invested more than $350 million in approximately 25 strategic initiatives. These initiatives are each intended to further expand the Company's product offerings by adding new or complementary technologies to its already diverse technology portfolio.

Many of the Company's alliances involve complex arrangements with third parties and include, in many instances, the option to purchase these companies at pre-established future dates, generally upon the attainment of performance, regulatory and/or revenue milestones. These arrangements allow the Company to evaluate new technologies prior to acquisition.

As the health care environment continues to undergo rapid change, the Company expects that it will continue to focus on strategic acquisitions and alliances in order to provide new products and technology platforms to its customers. In addition, the Company expects to make additional investments in several of its existing relationships.

PRODUCTS

The Company's products are offered for sale by two dedicated business groups - Cardiovascular and Endosurgery. The Cardiovascular organization focuses on products and technologies for use in interventional cardiology, peripheral interventions, vascular surgery, electrophysiology, and neurovascular procedures. The Endosurgery organization focuses on products and technologies for use in oncology, endoscopy, urology and gynecology procedures. During 2003, approximately 72 percent of the Company's net sales were derived from the Company's Cardiovascular business and approximately 28 percent from its Endosurgery business.

The Company's principal Cardiovascular and Endosurgery products are offered in the following medical areas:

                                 CARDIOVASCULAR

Coronary Stents.

     Drug-Eluting Stents. The Company launched its TAXUS(TM) Express(2TM) paclitaxel-eluting coronary stent system in Europe and certain other international markets during 2003 and in the U.S., during the first quarter of 2004. The Company expects to launch the TAXUS Express paclitaxel-eluting coronary stent system in Japan in late 2005 or early 2006, pending regulatory approval.

     Bare Metal Stents. The Company markets both balloon-expandable and self-expanding coronary stent systems. Following its launch in Japan in early 2004, the Express(2)(TM) coronary stent system is now offered on a worldwide basis. The Express(2) coronary stent system -- an Express(R) stent combined with advanced Maverick(R) balloon catheter technology -- features a laser-bonded, flexible tip with a long, low profile designed for easy tracking and is the platform for the Company's drug-eluting stent. Its Bioslide(R) hydrophilic coating is designed to reduce friction, while the proprietary Crimp 360(TM) technology secures the stent to the balloon.

In January 2004, the Company launched its next-generation coronary stent, the Liberte(TM) coronary stent, in Europe and certain other international markets and expects to launch the product in the U.S. in the second half of 2004, pending regulatory approval. The Liberte coronary stent is designed to enhance deliverability and conformability, particularly in challenging lesions, and is expected to serve as the platform for the Company's next generation drug-eluting stent system.

Coronary Revascularization. The Company markets a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of the Company's products in this market are used in percutaneous transluminal coronary angioplasty (PTCA) and percutaneous transluminal coronary rotational atherectomy and include PTCA balloon catheters, the Rotablator(R) and Rotalink(R) rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters.

During 2003, the Company launched the next generation Cutting Balloon(2TM) microsurgical dilatation device, the Cutting Balloon Ultra(2TM) microsurgical dilatation device, in both the U.S. and European markets. The device features tiny, longitudinally mounted athertotomes (microsurgical blades) that help reduce resistance of a lesion to expansion and is designed to be used as a stand-alone treatment for complex lesions or for pre-dilatation prior to stenting.

Embolic Protection. One of the most promising areas in interventional medicine is embolic protection. The Filterwire(TM) System is designed to capture embolic material that may become dislodged during cardiovascular interventions, which could otherwise travel into the microvasculature where it could cause a heart attack. In the U.S., the Company offers the FilterWire EX(TM) System, which is a low-profile, embolic filter mounted on a guide wire that is designed to reduce complications during balloon angioplasty and stenting procedures in the treatment of saphenous vein grafts (SVGs). The Company's next generation system, the FilterWire EZ(TM) System, has been granted CE Mark in Europe and other international markets for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels and SVGs. The Company expects to launch this device in the U.S. later in 2004 for treatment of SVGs, pending regulatory approval. The FilterWire EZ System is also currently under clinical investigation to evaluate the benefits of embolic protection during primary percutaneous coronary interventions or stenting to treat acute myocardial infarction (AMI).

Intraluminal Ultrasound Imaging. The Company markets a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral systems. During 2003, the Company launched the Galaxy(R)(2) System, its next generation intravascular ultrasound (IVUS) imaging system. This next generation technology is used in the management of coronary and peripheral vascular disease, providing cross-sectional and longitudinal ultrasound images. The Galaxy(2) System also images intracardiac structures during electrophysiology procedures.

Fluid Management. The Company markets a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that enable the injection of contrast and saline or the withdrawal and disposal of bodily waste.

Peripheral Interventions. The Company sells various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in biliary structures), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. The Company's peripheral product line includes vascular access products, balloon catheters, stents (including the Express(R) Biliary Stent System and Wallstent(R) endoprosthesis) and peripheral vascular catheters, wires, and accessories. During 2003, the Company began distributing innovative angioplasty catheters that employ a nitrous oxide based inflation system for peripheral use.

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

Electrophysiology. The Company offers medical devices for the diagnosis and treatment of cardiac conditions called arrhythmias (abnormal heartbeats). Included in the Company's product offerings are RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, as well as a line of diagnostic catheters and associated accessories. The Company's Chilli(R) cooled ablation catheter and Realtime Position Management(TM) system are products designed for ablating (neutralizing) the tissue in the heart that is responsible for starting or maintaining tachyarrhythmias (abnormally fast heartbeats) and for navigating electrophysiology catheters within the heart. During 2003, the Company launched the Blazer RPM(TM) advanced navigation and ablation catheter - the first bi-directional navigation catheter available in the United States. The Company also received Pre-Market Approval (PMA) from the U.S. Food and Drug Administration (FDA) for its EPT-1000 XP(TM) Cardiac Ablation System for the treatment of atrial flutter. The Blazer RPM Navigation and Ablation Catheter is designed to provide guidance of the ablation catheter while creating three-dimensional representations of the heart chambers, which assist in identifying tachycardia, a cardiac condition characterized by rapid heartbeats originating in the atrium or the ventricle. The EPT-1000 XP Cardiac Ablation System is the first 10mm cardiac ablation catheter and 100-watt radio-frequency generator approved in the U.S.

Neurovascular Intervention. The Company markets a line of micro-guidewires, micro-catheters, coils, guiding catheters and embolics to neuroradiologists and neurosurgeons to treat diseases of the neurovascular system. In August 2003, the Company received FDA clearance to market the GDC(R) (Guglielmi Detachable Coil) system to treat all brain aneurysms. The previous GDC Coil was only approved to treat high-risk or inoperable ruptured and unruptured brain aneurysms. This expanded approval will provide a less-invasive alternative to surgery to those patients who have a brain aneurysm.

Vascular Surgery. The Company designs abdominal, thoracic and peripheral vascular grafts for the treatment of aortic aneurysms and dissections, peripheral vascular occlusive diseases, and dialysis access. In 2003, the Company introduced the next generation of Hemashield(R) grafts to complement its existing line of Hemashield(R) grafts and fabrics for peripheral vascular and cardiovascular indications.

                                   ENDOSURGERY

Esophageal, Gastric And Duodenal (Small Intestine) Intervention. The Company markets a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, gastroesophageal reflux disease (GERD), portal hypertension, peptic ulcers and esophageal cancer. The Company's products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters and enteral feeding devices. The Company also markets a family of esophageal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. The Company's Enteryx(R) liquid polymer technology is designed to less invasively treat symptoms associated with chronic GERD in patients who require and respond to pharmaceutical therapy.

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

Pulmonary Intervention. The Company markets devices to diagnose, treat and palliate diseases of the pulmonary system. The major devices include pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate strictures or for tumor management. Included in this product offering are the

Ultraflex(TM) Tracheobronchial Stent System and the Wallstent(R)
Tracheobronchial Endoprosthesis.

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

Prostate Intervention. For the treatment of Benign Prostatic Hyperplasia (BPH), the Company currently markets electro-surgical resection devices designed to resect large diseased tissue sites and an automatic disposable needle biopsy system, designed to take rapid core prostate biopsies. In addition, the Company distributes and markets the Prolieve(TM) thermodilitation system, a transurethral microwave thermotherapy system for treatment of symptoms associated with BPH.

Urinary Incontinence. The Company markets a line of less-invasive devices, sling materials and injectables to treat stress urinary incontinence, an affliction commonly treated with various surgical procedures. The Company's line of Precision and Capio(R) devices and the Advantage(TM) device offer less-invasive alternatives for treating incontinence. In addition, the Company also markets Durasphere(R) EXP, an injectable bulking agent for uterine sphincter deficiency.

Gynecology. The Company also markets products in the area of women's health. The Company's Hydro ThermAblator(R) (HTA(R)) System offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding.

Oncology Intervention. The Company markets a broad line of products designed to treat, diagnose and palliate various forms of cancer. Its current suite of products include a variety of microcatheters, embolic materials, coils and other products used to restrict blood supply to targeted organs of other areas of the body as well as biopsy devices. In addition, the Company markets radiofrequency based therapeutic devices for the ablation of various forms of soft tissue lesions (tumors). The Company also markets Contour SE(TM) Microspheres, a novel spherical embolization product used to treat hypervascular tumors and arteriovenous malformations. The Contour SE Microsphere product is designed to shrink and destroy hypervasular tumors and arteriovenous malformations by blocking the blood supply feeding them.

Central Venous Access. The Company offers a venous access line, which includes valved and non-valved product offerings. The innovative PASV(R) technology is designed to reduce the incidence of occlusion and blood stream infection.

MARKETING AND SALES

In early 2003, Boston Scientific announced a master branding initiative. This initiative marks the Company's evolution from a collection of divisional identities into one, unified organization. The master brand will enable the Company to strengthen recognition of the Boston Scientific name and build equity in that name. It will convey the depth and breadth of the Company, helping to grow the business, recruit and retain superior talent, and ultimately to increase shareholder value.

The initiative's tag line: Delivering what's next.(TM) conveys the essence of Boston Scientific: a committed, forward looking company executing on its promises and bringing the latest medical innovations to its customers and their patients.

A dedicated sales force of approximately 1,200 individuals in over 40 countries internationally and over 800 individuals in the U.S. marketed the Company's products worldwide as of December 31, 2003. Sales in countries where the Company has direct sales organizations accounted for approximately 99 percent of the Company's net sales during 2003. A network of distributors and dealers who offer the Company's products in more than 35 countries worldwide accounts for the remaining sales. The Company also has a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and large integrated health care networks.

In 2003, the Company sold its products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. The Company is not dependent on any single institution and no single institution accounted for more than 10 percent of the Company's net sales in 2003. Large group purchasing organizations, hospital networks and other buying groups have, however, become increasingly important to the Company's business and represent a significant portion of the Company's U.S. net sales. The trend toward managed care, economically motivated and more sophisticated buyers in the U.S. may result in continued pressure on selling prices of certain products and on gross margins. Further, the U.S. marketplace is increasingly characterized by consolidation among health care providers and purchasers of medical devices tend to limit the number of suppliers from whom they purchase medical products. There can be no assurance that these entities will continue to purchase products from the Company.

The Company also distributes certain products for third parties, including an introducer sheath, certain guidewires and acellular tissue for use in connection with urology and gynecology procedures. Together, these distributed products represented less than 10 percent of the Company's 2003 net sales. Leveraging its sales and marketing strength, the Company expects to continue to seek new opportunities for distributing complementary products as well as new technologies.

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

International sales accounted for approximately 45 percent of the Company's net sales in 2003. Net sales, operating income (excluding special charges) and total assets attributable to significant geographic areas are presented in Note P to the Company's 2003 consolidated financial statements, which are filed with the Securities and Exchange Commission as an exhibit to this document.

In recent years, the Company has expanded its direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. As of December 31, 2003, the Company had direct marketing and sales operations in over 40 countries internationally. The Company believes that it will continue to leverage its infrastructure in markets where commercially appropriate and to use third parties in those smaller markets where it is not economical or strategic to establish a direct presence.

The Company has four international manufacturing facilities in Ireland. Presently, approximately 30 percent of the Company's products sold worldwide are manufactured at these facilities. The Company also maintains an international research and development facility in Ireland and a training and research and development center in Miyazaki, Japan.

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

International markets are also affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property, and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues.

Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, the Company is required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources or, the failure to timely renew these approvals may limit the Company's ability to market its full line of existing products within these jurisdictions.

MANUFACTURING; RAW MATERIALS

The Company designs and manufactures the majority of its products in twenty-one technology centers around the world. The Company has completed a global operations plan consisting of a series of strategic initiatives designed to increase productivity and enhance innovation. The Company's plan resulted in the consolidation of manufacturing operations along product lines, the shifting of significant amounts of production to the Company's facilities in Miami and Ireland and to contract manufacturing, and resulted in the discontinuation of manufacturing activities at three facilities in the U.S. The Company's plan also included a manufacturing process control initiative which strengthened the Company's technological resources to improve quality, reduce cost and accelerate time to market. A supply chain optimization initiative focusing on procurement and inventory management programs has decreased inventory levels, lowered inventory holding costs and reduced inventory write-offs.

Most components used in the manufacture of the Company's products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. The fabricated items are custom made for the Company to meet its specifications. The Company believes that in most cases, redundant capacity exists at its suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. Generally, the Company has been able to obtain adequate supplies of raw materials and components in a timely manner from established sources. In certain cases, the Company may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the FDA approval system and other regulatory requirements and the complex nature of the manufacturing processes employed by the Company and many suppliers.

A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect the Company's operations and financial condition, particularly materials or components related to the Company's TAXUS paclitaxel-eluting coronary stent system.

QUALITY ASSURANCE

The Company is committed to providing high quality products to its customers. To meet this commitment, the Company has implemented state-of-the-art quality systems and concepts throughout the organization. The Company's quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. The quality system is designed to build in quality and to utilize continuous improvement concepts throughout the product life. These systems enable the Company to satisfy the quality system regulations of the FDA with respect to products sold in the U.S. Many of the Company's operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN 46001 and EN 46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN 46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic reexamination. In March 2003, the Company received corporate certification to ISO 9001 and ISO 13485. The Company also received Canadian Medical Device Conformity Assessment System certification for its quality system in December 2003. During 2002, the Company established an initiative to seek ISO 14001 certification at various plants around the world. ISO 14001, the environmental management system (EMS) standard in the ISO 14000 series, provides a voluntary framework to identify key environmental aspects associated with the Company's businesses. The Company engages in continuous environmental performance improvement around these aspects. At present, nine of the Company's manufacturing and distribution facilities have attained ISO 14001 certification and two additional facilities expect to become certified during 2004. This initiative will continue until each of the Company's manufacturing facilities becomes certified.

COMPETITION

The Company encounters significant competition across its product lines and in each market in which its products are sold from various entities, some of which may have greater financial and marketing resources than the Company. The Company's primary competitors include: Abbott Laboratories, Inc., Cook, Inc., Guidant Corporation (including its subsidiary Advanced Cardiovascular Systems, Inc.), Johnson & Johnson (including its subsidiary, Cordis Corporation), and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.), as well as a wide range of companies which sell a single or limited number of competitive products or participate only in specific market segment. In addition, the worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly further competitive entries in the drug-eluting stent market, may negatively impact the Company's revenues. The Company also faces competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using the Company's products.

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

In the U.S., permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (the "510(k) Submission") be made to FDA to demonstrate that the device is as safe and effective, that is, substantially equivalent to a legally marketed device that is not subject to pre-market approval (PMA). Applicants must compare this device to one or more similar devices commercially available in the U.S. and make and support their substantial equivalency claims. A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to a device following a 510(k) Submission. The legally marketed device(s) to which equivalence is drawn is known as the "predicate" device(s). Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by the Company without additional 510(k) Submissions.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, the Company must comply with investigational device exemption (IDE) regulations in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review the Company's PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. The Export Reform Act of 1996 has simplified the process of exporting devices which have not been approved for sale in the U.S.

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

In the European Union, the Company is required to comply with the Medical Devices Directive and obtain CE mark certification in order to market medical devices. The CE mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. The Company also complies with all other foreign regulations such as MHLW (Ministry of Health Labor and Welfare) approval in Japan. The time required to obtain these foreign approvals to market the Company's products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from those required by the FDA.

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

The Company is also subject to environmental laws and regulations both in the U.S. and abroad. The operations of the Company, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. The Company believes that compliance with environmental laws will not have a material impact on its financial position, results of operations, or liquidity. Given the scope and nature of these laws, there can, however, be no assurance that environmental laws will not have a material impact on the Company.

THIRD-PARTY COVERAGE AND REIMBURSEMENT

The Company's products are purchased by hospitals, doctors and other health care providers who are reimbursed for the health care services provided to their patients by third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payers may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payer. Reimbursement by third-party payers for these services is based on a wide range of methodologies that may reflect the services' assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to health care providers and patients, and these methodologies are subject to frequent refinements. Third party payers are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that the Company's products will be automatically covered by third-party payers, that reimbursement will be available or, if available, that the third-party payers' coverage policies will not adversely affect the Company's ability to sell its products profitably.

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

PROPRIETARY RIGHTS AND PATENT LITIGATION

The interventional medicine market in which the Company primarily participates is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Intellectual property litigation to defend or create market advantage, is however, inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement of not only individual cases, but of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the proceedings, and are frequently modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Several third parties have asserted that the Company's current and former stent systems infringe patents owned or licensed by them. Adverse outcomes in one or more of these proceedings could limit the Company's ability to sell certain stent products in certain jurisdictions, or reduce the Company's operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. The Company has similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by the Company.

The Company relies on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect its intellectual property. The Company generally files patent applications in the U.S. and foreign countries where patent protection for its technology is appropriate and available. More than 3,200 U.S. patents (many of which have foreign counterparts) are held by the Company and approximately 5,100 patent applications are pending worldwide that cover various aspects of the Company's technology. In addition, the Company holds exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by the Company will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect the Company's technology or to provide the Company with a competitive advantage.

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

OTHER LITIGATION AND RISK MANAGEMENT

The testing, marketing and sale of human health care products entails an inherent risk of product liability claims. The Company is involved in various lawsuits arising in the normal course of business from product liability claims. At the beginning of the third quarter of 2002, the Company elected to become substantially self-insured with respect to general and product liability claims. As a result of the economic factors impacting the insurance industry, meaningful liability insurance coverage became unavailable while the cost of insurance became economically prohibitive. The absence of third party insurance increases the Company's exposure to unanticipated claims or adverse decisions. However, based on product liability losses experienced, the decision to become self-insured is not expected to have a material impact on future operations. Management believes that the Company's risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on the Company's financial position, results of operations and liquidity.

See the "Legal Proceedings" section below and Note L - Commitments and Contingencies to the Company's 2003 consolidated financial statements (Exhibit
13.1 filed herewith) for a further discussion of patent and other litigation and proceedings involving the Company.

EMPLOYEES

As of December 31, 2003, the Company had approximately 15,000 employees, including more than 7,800 in operations, 1,600 in administration, 1,800 in clinical and research and development and 3,600 in selling, marketing, distribution and related administrative support. Of these employees, approximately 2,900 were employed in the Company's international operations. The Company believes that the continued success of its business will depend, in part, on its ability to attract and retain qualified personnel.

SEASONALITY

Worldwide sales do not reflect any significant degree of seasonality, however customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

AVAILABLE INFORMATION

Copies of the Company's annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through the Company's website (www.bostonscientific.com) as soon as reasonably practicable after the Company electronically files the material with or furnishes it to the Securities and Exchange Commission (SEC). The Company's proxy statement and Code of Conduct (and amendments thereto), which applies to all directors, officers and employees of the Company, including its Board of Directors, Chief Executive Officer and Chief Financial Officer, are also available on the Company's website. Printed copies of these materials are also available free of charge to shareholders that request them in writing from Investor Relations. Information on the Company's website or connected thereto is not incorporated by reference into this Form 10-K.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 appearing on pages 30 through 31 of the Company's 2003 consolidated financial statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's world headquarters are located in Natick, Massachusetts. Regional headquarters are located in Tokyo, Japan; Paris, France and Singapore. As of December 31, 2003, the Company's manufacturing, research, distribution and other key facilities totaled more than 5.5 million square feet of which more than 4.5 million square feet was owned by the Company and the balance is leased. As of December 31, 2003, the Company's principal technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Washington, New York, Ireland and Japan, and its principal distribution centers were located in Massachusetts, The Netherlands and Japan. As of December 31, 2003, the Company maintained twenty-one technology centers, sixteen in the U.S., four in Ireland and one in Japan. Many of these facilities produce and manufacture products for more than one of the Company's divisions and include research facilities.

(in square feet)           TOTAL SPACE                 OWNED             LEASED
                           -----------------------------------------------------
Domestic                    4,703,000               3,893,000            810,000

Foreign                       875,000                 653,000            222,000
                            ----------------------------------------------------

TOTAL                       5,578,000               4,546,000          1,032,000

ITEM 3. LEGAL PROCEEDINGS

Note L - Commitments and Contingencies to the Company's 2003 consolidated financial statements, appearing on pages 60 through 69 thereto (Exhibit 13.1 filed herewith), is incorporated herein by reference. The following paragraphs update the disclosure appearing in Note L.

LITIGATION WITH JOHNSON & JOHNSON

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. The case had been stayed until October 10, 2003, pending the outcome of a related case. On October 14, 2003, Cordis filed a motion to revise and vacate the Court's decision to grant the Company a new trial and asked the Court to enter judgement against the Company. The Company filed an opposition to Cordis' motion. On February 14, 2004, the Court denied Cordis' motion. A status conference has been scheduled for March 22, 2004.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging certain balloon catheters, stent delivery systems, and guide catheters sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counter-claim alleging certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging two additional patents owned by the Company are infringed by the Cordis products. A summary judgment hearing is set for April 9, 2004, and trial is expected to begin in January 2005.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing is set for April 19, 2004, and trial is expected to begin in October 2004.

On December 15, 2003, the Company and SCIMED filed suit for patent infringement against Cordis and Johnson & Johnson alleging Cordis' Cypher(R) stent coating infringes two U.S. patents owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Following the announcement by Guidant Corporation (Guidant) on February 23, 2004 that it would begin selling the Cypher drug ___, eluting stent with Johnson & Johnson and Cordis, the Company moved to amend its complaint against Johnson & Johnson and Cordis on February 25, 2004 to include Guidant and certain of its subsidiaries as co-defendants. A trial is scheduled to begin in October 2005.

On December 24, 2003, the Company (through its subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis' Bx Velocity(R) stent, Bx Sonic(R) stent, Cypher stent, Cypher Select stent, Aqua T3(TM) balloon and U-Pass balloon infringe one of the Company's European patents. The suit was filed in the District Court of Brussels, Belgium seeking cross-border, injunctive and monetary relief. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. On February 9, 2004, the Belgium Court linked all Johnson & Johnson entities into a single action. A hearing is scheduled for June 7, 2004.

LITIGATION WITH GUIDANT CORPORATION

On February 20, 2004, the Company and Guidant Corporation (Guidant) entered into an agreement to settle all of the outstanding litigation between the two companies. In addition, the parties agreed to a cross-license of patents in certain specified technology areas. All pending disputes have been dismissed with prejudice.

On October 15, 2002, Advanced Cardiovascular Systems, Inc. (ACS), a subsidiary of Guidant, filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary damages and injunctive relief. On December 6, 2002, the Company answered, denying allegations of the complaint and counterclaimed seeking a declaration of invalidity, noninfringement and enforceability. Pursuant to the settlement agreement, the case was dismissed with prejudice.

On December 3, 2002, ACS filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(R) stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 30, 2003, the Company filed an answer denying allegations of the complaint and concurrently filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain ACS products infringe five U.S. patents owned by the Company. The Company seeks monetary and injunctive relief. On March 17, 2003, ACS filed an amended complaint alleging an additional patent is infringed by the Company's product. Pursuant to the settlement agreement, the case was dismissed with prejudice.

On January 28, 2003, ACS filed suit for patent infringement against the Company and SCIMED alleging the Company's Express stent infringes a U.S. patent owned by ACS. The suit was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On August 13, 2003, ACS filed an amended complaint alleging the Company's Express stent infringes a second U.S. patent owned by ACS. Pursuant to the settlement agreement, the case was dismissed with prejudice.

On December 30, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Guidant, Guidant Sales Corporation and ACS alleging that certain stent delivery systems (Multi-Link Zeta(R) Stent and Multi-Link Penta(R) Stent) and balloon catheter products (AGILTRAC(TM) catheter) sold by Guidant and ACS infringe nine U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On February 21, 2003, Guidant filed an answer denying the allegations of the complaint and filed a counterclaim seeking declaratory judgment of patent invalidity and noninfringement and alleging that certain Company products infringe patents owned by ACS. Pursuant to the settlement agreement, the case was dismissed with prejudice.

LITIGATION RELATING TO COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company (the Agreement) relating to an improper arrangement between Cook and Guidant. On December 13, 2001, Cook filed suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On June 27, 2002, the Court found in favor of the Company, ruling that Cook breached the Agreement. On October 1, 2002, the Court granted the Company's request for a permanent injunction prohibiting certain activities under the Agreement and enjoining the use of the clinical data and technologies developed by Cook or Guidant in violation of the Agreement. Cook appealed the decision to the U.S. Court of Appeals for the Seventh Circuit. On June 19, 2003, the Court of Appeals affirmed the District Court's decision. The Court of Appeals modified the District Court's injunction by deleting language that would have prohibited the use of clinical data to obtain regulatory approval, but continued to enjoin the sale of products. On February 19, 2004, Cook filed a motion to dissolve the Court's injunction, or in the alternative to modify the injunction to permit Cook to use clinical data previously obtained to pursue regulatory approval to market a paclitaxel-eluting stent. A hearing was held on March 1, 2004, followed by the Court's request that both parties brief the issue. An in-court ruling is expected on April 22, 2004.

OTHER PATENT LITIGATION

On December 16, 2003, The Regents of the University of California (The Regents) filed suit against Micro Therapeutics, Inc. (Micro Therapeutics) and Dendron GmbH (Dendron) alleging Micro Therapeutics' Sapphire (TM) detachable coil delivery systems infringe twelve patents licensed by the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third party complaint to include the Company and Target as third party defendants. On February 17, 2004, the Company, as third party defendants, filed a motion to dismiss the Company from the case.

LITIGATION WITH MEDINOL LTD.

On July 2, 2003, Medinol Ltd. (Medinol) filed a motion against the Company seeking a preliminary injunction with respect to the sale of the Express stent in Germany. The German Court granted Medinol's motion effective September 23, 2003. The Company appealed the German Court's decision. A hearing was held on February 26, 2004, and a decision is due April 13, 2004.

NIR is a registered trademark of Medinol Ltd., Jerusalem, Israel. Cypher, Bx Velocity, Bx Sonic and Aqua T3 are trademarks of Cordis Corporation. Multi-Link Zeta, Multi-Link Penta and AGILTRAC are trademarks of Advanced Cardiovascular Systems, Inc. Sapphire is a trademark of Micro Therapeutics, Inc.

RECENT PATENT LITIGATION ACTIVITY

The Company is involved in various lawsuits from time to time. In management's opinion, the Company is not currently involved in any legal proceedings other than those specifically identified above or in Note L - Commitments and Contingencies to the Company's 2003 Consolidated Financial Statements which, individually or in the aggregate, could have a material effect on the financial condition, operations or cash flows of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on October 6, 2003, at which stockholders were asked to approve an amendment to the Company's Certificate of Incorporation increasing the number of authorized common shares from 600,000,000 to 1,200,000,000. Stockholders of the Company approved the amendment by a vote of 359,246,082 for, 507,602 against and 1,667,038 abstained.

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and executive officers of the Company as of December 31, 2003, were as follows:

DIRECTORS:

John E. Abele                   66      Director, Founder
Ursula M. Burns                 45      Director, Senior Corporate Vice President and
                                        President, Business Group Operations, Xerox
                                        Corporation
Joseph A. Ciffolillo            65      Director, Retired Private Investor
Joel L. Fleishman               69      Director, Professor of Law and Public Policy, Duke
                                        University
Marye Anne Fox, Ph.D.           56      Director, Chancellor of North Carolina State
                                        University
Ray J. Groves                   68      Director, Chairman and Chief Executive Officer of
                                        Marsh Inc.
Ernest Mario, Ph.D.             65      Director, Chairman and Chief Executive Officer,
                                        Reliant Pharmaceuticals LLC
N.J. Nicholas, Jr.              64      Director, Private Investor
John E. Pepper                  65      Director, Vice President, Finance and
                                        Administration,Yale University
Peter M. Nicholas               62      Director, Founder, Chairman of the Board
Uwe E. Reinhardt, Ph.D.         66      Director, James Madison Professor, Princeton
                                        University
Senator Warren B. Rudman        73      Director, Former U.S. Senator, Partner, Paul, Weiss,
                                        Rifkind, Wharton, & Garrison
James R. Tobin                  59      Director, President and Chief Executive Officer

EXECUTIVE OFFICERS:

Lawrence C. Best                53      Senior Vice President-Finance & Administration and
                                        Chief Financial Officer
Fredericus A. Colen             51      Senior Vice President and Chief Technology Officer
Paul Donovan                    48      Vice President, Corporate Communications
Paul A. LaViolette              46      Senior Vice President and Group President,
                                        Cardiovascular
Robert G. MacLean               60      Senior Vice President, Human Resources
Stephen F. Moreci               52      Senior Vice President and Group President,
                                        Endosurgery
Dennis A. Ocwieja               58      Senior Vice President, Regulatory Affairs and Quality
Paul W. Sandman                 56      Senior Vice President, Secretary and General Counsel
James H. Taylor, Jr.            64      Senior Vice President, Corporate Operations
James R. Tobin                  59      Director, President and Chief Executive Officer

COMMITTEES OF THE BOARD OF DIRECTORS

The Board of Directors of the Company has standing Audit, Executive Compensation and Human Resources, Governance and Strategic Investment Committees. Joel L. Fleishman, Marye Anne Fox, Ernest Mario, John E. Pepper and Uwe E. Reinhardt currently serve on the Audit Committee. Warren B. Rudman, Ursula M. Burns, Joseph A. Ciffolillo and Ray J. Groves currently serve on the Executive Compensation and Human Resources Committee. Ursula M. Burns, Joseph A. Ciffolillo, Marye Anne Fox, Ernest Mario, N.J. Nicholas, Jr., John E. Pepper and James R. Tobin currently serve on the Strategic Investment Committee. Joel L. Fleishman, Ray J. Groves, Peter M. Nicholas, Uwe E. Reinhardt, and Warren B. Rudman currently serve on the Governance Committee. A description of the committees of the Board of Directors of the Company is set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 9, 2004, and is incorporated herein by reference. As of February 24, 2004, the name of the Governance Committee has changed to the Nominating and Governance Committee and Mr. Peter M. Nicholas no longer serves as a member of that committee.

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

Lawrence C. Best has served as Senior Vice President and Chief Financial Officer for the Company since 1992. Prior to his work with the Company, Mr. Best was a partner in the accounting firm of Ernst & Young, where he specialized in serving multinational companies in the high technology and life sciences fields. He served a two-year fellowship at the Securities and Exchange Commission from 1979 to 1981 and a one-year term as a White House-appointed Presidential Exchange Executive in Washington, D.C. He serves on the Board of Directors of Biogen-Idec, Inc. and Haemonetics Corp. Mr. Best received a B.B.A. degree from Kent State University.

Ursula M. Burns became a Director of the Company in 2002. Ms. Burns is President of the Business Group Operations and Corporate Senior Vice President of Xerox Corporation. Ms. Burns joined Xerox in 1980, subsequently advancing through several engineering and management positions. Ms. Burns served as Vice President and General Manager, Departmental Business Unit from 1997 to 1999, Senior Vice President, Worldwide Manufacturing and Supply Chain Services from 1999 to 2000, Senior Vice President, Corporate Strategic Services from 2000 to October 2001 and President of Document Systems and Solutions Group until her most recent appointment in January 2003. She serves on the Boards of Directors of the American Express Company, the National Association of Manufacturers, the University of Rochester and the Rochester Business Alliance. Ms. Burns served on the Board of Directors of Banta Corporation from 2001 to 2003. Ms. Burns earned a Bachelor of Science degree from Polytechnic Institute of New York and a Master of Science degree in mechanical engineering from Columbia University.

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

Joel L. Fleishman joined the Company as a Director in October 1992. Mr. Fleishman served as President of The Atlantic Philanthropies (U.S.A.) from September 1993 until January 2001, when he became Senior Advisor of that organization. He is also Professor of Law and Public Policy and has served in various administrative positions, including First Senior Vice President at Duke University, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. Mr. Fleishman also serves as Chairman of the Board of Trustees of The John and Mary Markle Foundation, Chairman of the Board of Trustees of the Urban Institute, Chairman of The Visiting Committee of the Kennedy School of Government, Harvard University, and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

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

Ray J. Groves is Chairman and Chief Executive Officer of Marsh Inc., a subsidiary of Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the Boards of Directors of Electronic Data Systems Corporation, The Gillette Company and Marsh & McLennan Companies, Inc. Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the Board of Directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the Board of Directors of The Ohio State University Foundation and a member of the Dean's Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School, University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is a managing director of the Metropolitan Opera Association. Mr. Groves received a B.S. degree from The Ohio State University.

Paul A. LaViolette joined the Company as President, Boston Scientific International, and Vice President-International in January 1994. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President-Nonvascular Businesses. In October 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Company's Scimed, EPT and Target businesses as Group President, Cardiovascular. In March 2001, he also assumed the position of President, SCIMED. Prior to joining the Company, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

Robert G. MacLean joined the Company as Senior Vice President-Human Resources in April 1996. Prior to joining the Company, he was Vice President-Worldwide Human Resources for National Semiconductor Corporation in Santa Clara, California from October 1992 to March 1996. Mr. MacLean has held various human resources management positions in the U.S. and Europe during his career. Prior to his business endeavors, he was Economics Professor at the University of the Pacific. Mr. MacLean received his B.A. and M.A. degrees and completed his doctoral studies in economics from Stanford University.

Ernest Mario became a Director of the Company in October 2001. Dr. Mario is currently the Chairman and Chief Executive Officer of Reliant Pharmaceuticals LLC. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the Boards of Directors of Maxygen, Inc., Pharmaceutical Product Development, Inc. and IntraBiotics, Inc. He is also a Trustee of Duke University and Chairman of the Board of the Duke University Health System. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

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

N.J. Nicholas, Jr. joined the Company as a Director in October 1994. Mr. Nicholas is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. N.J. Nicholas, Jr. is a director of Xerox Corporation. He has served as a director of Turner Broadcasting and member of the President's Advisory Committee for Trade Policy and Negotiations and the President's Commission on Environmental Quality. Mr. Nicholas is the Chairman of the Board and a Trustee of Environmental Defense and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Peter M. Nicholas, Chairman of the Board of the Company.

Peter M. Nicholas, a co-founder of the Company, has been Chairman of the Board since 1995. He has been a director since 1979 and served as the Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining the Company, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Chairman of the Board of Trustees of Duke University and a member of the Board's Executive Committee. Mr. Nicholas is also a Fellow of the American Academy of Arts and Sciences and a member of the Trust of that organization. He has also served on several for profit and not-for-profit boards. Mr. Nicholas is also a member of the Massachusetts Business Roundtable, Massachusetts Business High Technology Council, CEOs for Fundamental Change in Education and the Boys and Girls Club of Boston. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1966. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., a director of the Company.

Dennis A. Ocwieja was appointed to the Executive Committee of the Company as Senior Vice President - Regulatory Affairs and Quality in February 2003. Mr. Ocwieja joined the Company in February 2000 as Vice President of Corporate Quality. In February 2002, his role was expanded to Vice President, Corporate Quality and Regulatory Affairs. From 1995 until 2000, Mr. Ocwieja was an independent consultant to several Fortune 100 companies in the medical product industry. He also served as Vice President, Quality and Regulatory Affairs for the Clintec Nutrition Company from 1993 until 1995 and Vice President, Quality and Regulatory Affairs for Arjo-Century from 1992 through 1993. From 1968 until 1992 Mr. Ocwieja held a variety of positions at Baxter Healthcare in Product Development, Product Service, Corporate Documentation and Quality/Regulatory. Mr. Ocwieja received a Bachelor of Science in Biology from Roosevelt University.

John E. Pepper was elected to the Board of Directors in 2003. He previously served as a director of the Company from November 1999 to May 2001. Effective January 1, 2004, Mr. Pepper became Vice President for Finance and Administration of Yale University. Previously, he served as Chairman of the Executive Committee of the Board of Directors of The Procter & Gamble Company. Since 1963, he served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 - 1995 and director since 1984. Mr. Pepper is a member of the Board of Directors of Xerox Corporation and Motorola Inc., serves on the Board of Directors and is Honorary Co-Chair of the National Underground Railroad Freedom Center, and is a member of the Executive Committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from The Ohio State University, Xavier University, Mount St. Joseph College and St. Petersburg University (Russia).

Uwe E. Reinhardt became a Director in 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and serves as a Trustee of Duke University and the Duke University Health System, H&Q Healthcare Investors and H&Q Life Sciences Investors. He is also a member of the Board of Directors of Amerigroup Corporation and Triad Hospital, Inc. Dr. Reinhardt is also a member of the National Advisory Council (NAC) for Health Care Policy, Research and Evaluation for the Agency for Healthcare Research and Quality and U.S. Department of Health and Human Services. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in economics from Yale University.

Senator Warren B. Rudman joined the Company as a Director in October 1999. Senator Rudman became a partner in the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison LLP in 1992 and became Of Counsel to the firm as of January 1, 2003. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. Senator Rudman serves on the Board of Directors of the Council on Foreign Relations. He also serves on the boards of Allied Waste Industries, Inc., The Chubb Corporation, Collins & Aikman Corporation, Raytheon Corporation and several funds managed by the Dreyfus Corporation. He is the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and a LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

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

James R. Tobin is the President, Chief Executive Officer and Director of the Company. Prior to joining the Company in March 1999, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter's I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the Boards of Directors of Osiris, Inc., Curis, Inc. and Applera Corporation. Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange under the symbol "BSX".

The information set forth under the caption "Market for the Company's Common Stock and Related Matters" included in the Company's 2003 consolidated financial statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

The closing price of the Company's Common Stock on February 27, 2004 was $40.85.

ITEM 6.  SELECTED FINANCIAL DATA

The information set forth under the caption "Five-Year Selected Financial Data" included in the Company's 2003 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The statements and information set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's 2003 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the subcaption "Market Risk Disclosures" contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" included on page 27 through page 28 of the Company's 2003 Consolidated Financial Statements (Exhibit 13.1 filed herewith) is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of the Company and its subsidiaries included in the Company's 2003 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference. The statements and information set forth under the caption "Quarterly Results of Operations" included in the Company's 2003 Consolidated Financial Statements (Exhibit 13.1 filed herewith) are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, evaluated the design and operation of the Company's disclosure controls and procedures as of December 31, 2003. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2003, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be included in the Company's periodic SEC filings was made known to them on a timely basis. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all potential circumstances.

Changes in internal controls over financial reporting

There were no significant changes in the Company's internal controls over financial reporting, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls over financial reporting subsequent to December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information concerning directors and executive officers set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 9, 2004 is incorporated herein by reference. See also "Directors and Executive Officers of the Company" following Item 4 herein.

ITEM 11. EXECUTIVE COMPENSATION

The required information concerning executive compensation set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 9, 2004 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required statements concerning security ownership of certain beneficial owners and management and related stockholder matters set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 9, 2004 are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required statements concerning certain relationships and related transactions set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 9, 2004 are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required statements concerning principal accountant fees and services set forth in the Company's definitive Proxy Statement to be filed with the Commission on or about April 9, 2004 are incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Financial Statements.

         The response to this portion of Item 15 is set forth under Item 8.

(a)(2)   Financial Schedules.

         The response to this portion of Item 15 is filed herewith as a separate attachment (Schedule II) to this report.

(a)(3)   Exhibits (* documents filed herewith).

EXHIBIT
  NO.                                                         TITLE
------                                                        -----
 3.1      Second Restated Certificate of Incorporation of the Company (Exhibit 3.1, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).

 3.2      Certificate of Amendment of the Second Restated Certificate of Incorporation of the Company (Exhibit 3.2, Annual
          Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).

 3.3      Certificate of Second Amendment of the Second Restated Certificate of Incorporation of the Company (Exhibit 3.3,
          Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

*3.4      Certificate of Third Amendment of the Second Restated Certificate of Incorporation of the Company.

 3.5      Restated By-laws of the Company (Exhibit 3.2, Registration No. 33-46980).

 4.1      Specimen Certificate for shares of the Company's Common Stock (Exhibit 4.1, Registration No. 33-46980).

 4.2      Description of Capital Stock contained in Exhibits 3.1, 3.2, 3.3, 3.4 and 3.5.

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

10.2      Form of Credit Agreement among the Company and The Several Lenders dated as of May 30, 2003 (Exhibit 10.1, Quarterly
          Report on Form 10-Q for the quarter ended June 30, 2003, File No. 1-11083).

EXHIBIT
  NO.                                                               TITLE
------                                                              -----
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

  10.5       License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31,
             2002, File No. 1-11083).

  10.6       Agreement Containing Consent Decree, dated as of February 23, 1995, between the Company and the Federal Trade
             Commission (Exhibit 10.16, Annual Report on Form 10-K for the year ended December 31, 1994, File No. 1-11083).

  10.7       Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form
             10-K for the year ended December 31, 1993, File No. 1-11083).

  10.8       Letter Agreement dated March 17, 1999, between the Company and James R. Tobin (Exhibit 10.34, Annual Report on Form
             10-K for the year ended December 31, 1998, File No. 1-11083).

  10.9       Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration
             No. 33-46980).

  10.10      Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form
             10-K for the year ended December 31, 1996, File No. 1-11083).

  10.11      Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and
             amended as of January 1, 2003, (Exhibit 10, 12, Annual Report on Form 10-K for the year ended December 31,2002, File
             No. 1-11083.)

 *10.12      Form of Second Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, as amended.

EXHIBIT
  NO.                                                               TITLE
------                                                              -----
 10.13      Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual
            Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.21, Annual Report on Form 10-K for the year ended
            December 31, 2000, Exhibit 10.22, Annual Report on Form 10-K for the year ended December 31, 2000, File No. 1-11083).

*10.14      Form of Third Amendment to Boston Scientific Corporation Global Employee Stock Ownership Plan.

 10.15      Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on
            Form 10-K for the year ended December 31, 1996, File No. 11083).

 10.16      Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December
            31, 2000, File No. 1-11083).

*10.17      Boston Scientific Corporation 2003 Long-Term Incentive Plan.

 10.18      Boston Scientific Corporation 2000 Long Term Incentive Plan (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, File No.
            1-11083).

 10.19      Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, File
            No. 1-11083).

 10.20      Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, File
            No. 1-11083).

 10.21      SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0-9301).

 10.22      SCIMED Life Systems, Inc. 1992 Stock Option Plan (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED's Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders,
            Commission File No. 0-9301).

EXHIBIT
  NO.                                                                TITLE
------                                                               -----
  10.23      Heart Technology, Inc. Restated 1989 Stock Option Plan (Exhibit 4.5, Registration No. 33-99766 which was incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1 of Heart Technology, Registration No. 33-45203).

  10.24      EP Technologies, Inc. 1991 Stock Option/Stock Issuance Plan (Exhibit 4.6, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, File No. 33-82140).

  10.25      EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT's Registration Statement on Form S-8, Registration No. 33-93196).

  10.26      Target Therapeutics, Inc. 1988 Stock Option Plan (Exhibit 10.2, Quarterly Report of Target Therapeutics, Inc. on Form
             10-Q for the quarter ended September 30, 1996, File No. 0-19801).

  10.27      Target Therapeutics, Inc. 1988 Stock Option Plan (Exhibit 10.3 Quarterly Report of Target Therapeutics, Inc. on Form
             10-Q for the quarter ended September 30, 1996, File No. 0-19801).

  10.28      Embolic Protection Incorporated 1999 Stock Plan (Exhibit 10.1, Registration Statement on Form S-8 of the Company,
             Registration No. 333-61060).

  10.29      Quanam Medical Corporation 1996 Equity Incentive Plan (Exhibit 10.2, Registration Statement on Form S-8 of the Company,
             Registration No. 333-61060).

  10.30      Quanam Medical Corporation 1996 Stock Plan (Exhibit 10.3, Registration Statement on Form S-8 of the Company,
             Registration No. 333-61060).

  10.31      RadioTherapeutics Corporation 1994 Stock Incentive Plan (Exhibit 10.1, Registration Statement on Form S-8 of the
             Company, Registration No. 333-76380).

    11       Statement regarding computation of per share earnings (included in Note O to the Company's 2003 Consolidated Financial
             Statements for the year ended December 31, 2003, filed as Exhibit 13.1 hereto).

  *12.1      Statement regarding computation of ratios of earnings to fixed charges.

  *13.1      The Company's 2003 Consolidated Financial Statements for the year ended December 31, 2003.

   13.2      Report of Independent Auditors, Ernst & Young LLP (included in the Company's 2003 Consolidated Financial Statements
             for the year ended December 31, 2003, filed as Exhibit 13.1 hereto).

  *21.1      List of the Company's subsidiaries as of March 1, 2004.

EXHIBIT
  NO.                                                        TITLE
------                                                       -----
  *23.1      Consent of Independent Auditors, Ernst & Young LLP.

  *31.1      Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  *31.2      Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

  *32.1      Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  *32.2      Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b)       Reports on Form 8-K.

             None.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2004                         BOSTON SCIENTIFIC
                                              CORPORATION

                                              By: /s/ Lawrence C. Best
                                                 --------------------------
                                              Lawrence C. Best
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: March 15, 2004                         /s/ John E. Abele
                                              --------------------------------
                                              John E. Abele
                                              Director, Founder

Dated: March 15, 2004                         /s/ Lawrence C. Best
                                              --------------------------------
                                              Lawrence C. Best
                                              Senior Vice President--Finance and
                                              Administration and Chief Financial
                                              Officer (Principal Financial and
                                              Accounting Officer)

Dated: March 15, 2004                         /s/ Ursula M. Burns
                                              --------------------------------
                                              Ursula M. Burns
                                              Director

Dated: March 15, 2004                         /s/ Joseph A. Ciffolillo
                                              --------------------------------
                                              Joseph A. Ciffolillo
                                              Director

Dated: March 15, 2004                         /s/ Joel L. Fleishman
                                              --------------------------------
                                              Joel L. Fleishman
                                              Director

Dated: March 15, 2004                         /s/ Marye Anne Fox
                                              --------------------------------
                                              Marye Anne Fox
                                              Director

Dated: March 15, 2004                         /s/ Ray J. Groves
                                              --------------------------------
                                              Ray J. Groves
                                              Director

Dated: March 15, 2004                               /s/ Ernest Mario, Ph.D.
                                                    --------------------------------
                                                    Ernest Mario, Ph.D.
                                                    Director

Dated: March 15, 2004                               /s/ N.J. Nicholas, Jr.
                                                    --------------------------------
                                                    N.J. Nicholas, Jr.
                                                    Director

Dated: March 15, 2004                               /s/ Peter M. Nicholas
                                                    --------------------------------
                                                    Peter M. Nicholas
                                                    Director, Chairman of the Board

Dated: March 15, 2004                               /s/ John E. Pepper
                                                    --------------------------------
                                                    John E. Pepper
                                                    Director

Dated: March 15, 2004                               /s/ Uwe E. Reinhardt, Ph.D.
                                                    --------------------------------
                                                    Uwe E. Reinhardt, Ph.D.
                                                    Director

Dated: March 15, 2004                               /s/ Warren B. Rudman
                                                    --------------------------------
                                                    Warren B. Rudman
                                                    Director

Dated: March 15, 2004                               /s/ James R. Tobin
                                                    --------------------------------
                                                    James R. Tobin
                                                    Director, President and
                                                    Chief Executive Officer
                                                    (Principal Executive Officer)

                                                                     SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                                           CHARGES TO
                                                 BALANCE AT   CHARGES TO                (DEDUCTIONS FROM)   BALANCE AT
                                                  BEGINNING   COSTS AND                       OTHER           END OF
DESCRIPTION                                       OF PERIOD    EXPENSES    DEDUCTIONS       ACCOUNTS          PERIOD
-----------                                      ---------------------------------------------------------------------
                                                                         (in millions)
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances      $58           6           5 (a)           2 (b)            $61

YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances      $62           3           6 (a)          (1)(b)            $58

YEAR ENDED DECEMBER 31, 2001
Reserves and allowances deducted from
    asset accounts:
    Allowances for uncollectible
      amounts and sales returns and allowances      $67           9           7 (a)          (7)(b)            $62

(a) Uncollectible accounts written off.

(b) Charges for sales returns and allowances, net of actual sales returns

    Certain prior years' amounts have been reclassified to conform to the current year's presentation.