Form 10-Q
period 2004-03-31
BOSTON SCIENTIFIC CORP
filed 2004-05-07
CIK 885725

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ACT OF 1934

      For the quarterly period ended: March 31, 2004


                         Commission file number: 1-11083


                          BOSTON SCIENTIFIC CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                              04-2695240
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


One Boston Scientific Place, Natick, Massachusetts                01760-1537
--------------------------------------------------                ----------
    (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (508) 650-8000
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

         Yes  X                     No
            -----                     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes  X                     No
            -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                             Shares Outstanding
         Class                                              as of March 31, 2004
         -----                                              --------------------
Common Stock, $.01 Par Value                                     835,084,057

================================================================================

                                  Page 1 of 33
                            Exhibit Index on Page 33

                                TABLE OF CONTENTS




PART I        FINANCIAL INFORMATION                                     PAGE NO.
                                                                        --------
ITEM 1.          Financial Statements

                 Condensed Consolidated Financial Statements .............  3

                 Condensed Consolidated Balance Sheets ...................  3

                 Condensed Consolidated Statements of Operations .........  5

                 Condensed Consolidated Statements of Cash Flows .........  6

                 Notes to Condensed Consolidated Financial Statements ....  7

ITEM 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations ..................... 17

ITEM 3.          Quantitative and Qualitative Disclosures About
                 Market Risk ............................................. 29

ITEM 4.          Controls and Procedures ................................. 30



PART II       OTHER INFORMATION .......................................... 31

ITEM 1.          Legal Proceedings ....................................... 31

ITEM 6.          Exhibits and Reports on Form 8-K ........................ 31



SIGNATURES ............................................................... 32

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)




                                                       MARCH 31,    DECEMBER 31,
in millions, except share data                            2004          2003
-------------------------------------------------------------------------------

ASSETS
Current assets:
   Cash and cash equivalents                          $      615     $      671
   Trade accounts receivable, net                            675            542
   Inventories                                               302            281
   Other current assets                                      397            386
                                                      -------------------------
         Total current assets                              1,989          1,880

Property, plant and equipment                              1,403          1,337
Less: accumulated depreciation                               616            593
                                                      -------------------------
                                                             787            744


Goodwill                                                   1,278          1,275
Technology - core, net                                       554            556
Technology - developed, net                                  178            188
Patents, net                                                 330            333
Other intangible assets, net                                 125            109
Investments                                                  527            558
Other assets                                                  76             56
                                                      -------------------------
                                                      $    5,844     $    5,699
                                                      =========================










See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)




                                                       MARCH 31,    DECEMBER 31,
in millions, except share data                           2004           2003
-------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Commercial paper                                   $      546     $      547
   Notes payable and current maturities of
      long-term debt                                         518              6
   Accounts payable and accrued expenses                     570            675
   Income taxes payable                                       20             85
   Other current liabilities                                  89             80
                                                      -------------------------
         Total current liabilities                         1,743          1,393

Long-term debt                                               611          1,172
Other long-term liabilities                                  271            272

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized
      50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized
      1,200,000,000 shares, 835,084,057 shares issued
      at March 31, 2004; 829,764,826 shares issued at
      December 31, 2003                                        8              8
   Additional paid-in capital                              1,355          1,225
   Treasury stock, at cost - 3,502,850 shares at
      December 31, 2003                                                    (111)
   Retained earnings                                       1,928          1,789
   Accumulated other comprehensive loss                      (72)           (49)
                                                      -------------------------
         Total stockholders' equity                        3,219          2,862
                                                      -------------------------
                                                      $    5,844     $    5,699
                                                      =========================




See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
in millions, except per share data                       2004           2003
-------------------------------------------------------------------------------

Net sales                                             $    1,082     $      807
Cost of products sold                                        292            226
                                                      -------------------------
Gross profit                                                 790            581

Selling, general and administrative expenses                 348            271
Amortization expense                                          22             20
Royalties                                                     22             12
Research and development expenses                            134            103
Purchased research and development                                           13
Litigation-related charges                                                    7
                                                      -------------------------
                                                             526            426
                                                      -------------------------

Operating income                                             264            155

Other income (expense):
   Interest expense                                          (11)           (11)
   Other, net                                                  2             (4)
                                                      -------------------------

Income before income taxes                                   255            140
Income taxes                                                  61             43
                                                      -------------------------

Net income                                            $      194     $       97
                                                      =========================

Net income per common share - basic                   $     0.23     $     0.12
                                                      =========================

Net income per common share - assuming dilution       $     0.23     $     0.11
                                                      =========================



See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
in millions                                              2004           2003
-------------------------------------------------------------------------------

Cash provided by operating activities                 $       42     $      109

Investing activities:
  Purchases of property, plant and equipment, net            (82)           (35)
  Purchases of held-to-maturity short-term investments       (44)            (8)
  Maturities of held-to-maturity short-term investments       48              8
  Purchases of available-for-sale securities                  (4)            (5)
  Sales of available-for-sale securities                      20
  Sales of privately held equity securities                   14
  Acquisitions of businesses, net of cash acquired                          (13)
  Payments related to prior year acquisitions                (68)          (196)
  Payments for acquisitions of and/or investments in
    certain technologies, net                                (31)           (40)
                                                      -------------------------
Cash used for investing activities                          (147)          (289)

Financing activities:
   Net (decrease) increase in commercial paper               (57)           333
   Net proceeds from (payments on) revolving
     borrowings, notes payable, capital leases and
     long-term borrowings                                      8            (17)
   Purchases of common stock for treasury                                  (189)
   Proceeds from issuances of shares of common stock          98             68
                                                      -------------------------
Cash provided by financing activities                         49            195
Effect of foreign exchange rates on cash                                      2
                                                      -------------------------
Net (decrease) increase in cash and cash equivalents         (56)            17
Cash and cash equivalents at beginning of period             671            260
                                                      -------------------------
Cash and cash equivalents at end of period            $      615     $      277
                                                      =========================



See notes to the unaudited condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2004


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year's amounts have been reclassified to conform to the current year presentation.

NOTE B - STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES and related Interpretations. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
(in millions, except per share data)                     2004           2003
-------------------------------------------------------------------------------

Net income, as reported                               $      194     $       97

Less: Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                 (15)           (14)
                                                      ----------     ----------
Pro forma net income                                  $      179     $       83
                                                      ==========     ==========
Net income per common share -

  Basic:
    Reported                                          $     0.23     $     0.12
    Pro forma                                         $     0.22     $     0.10

  Assuming dilution:
    Reported                                          $     0.23     $     0.11
    Pro forma                                         $     0.21     $     0.10

The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes option pricing model.

NOTE C - COMPREHENSIVE INCOME

For the three months ended March 31, 2004 and 2003, the Company reported comprehensive income of $171 million and $106 million, respectively. Comprehensive income was less than reported net income for the three months ended March 31, 2004 due primarily to unfavorable foreign currency fluctuations of $19 million.

NOTE D - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
(in millions, except per share data)                     2004           2003
-------------------------------------------------------------------------------
Basic:
  Net income                                          $      194     $       97
  Weighted average shares outstanding                      831.2          822.0
  Net income per common share                         $     0.23     $     0.12
                                                      ==========     ==========

Assuming dilution:
  Net income                                          $      194     $       97
  Weighted average shares outstanding                      831.2          822.0
  Net effect of dilutive stock-based compensation           24.0           22.0
                                                      ----------     ----------
  Total                                                    855.2          844.0
  Net income per common share                         $     0.23     $     0.11
                                                      ==========     ==========


NOTE E - BORROWINGS AND CREDIT ARRANGEMENTS

At March 31, 2004, the Company's revolving credit facilities totaled $1,265 million, consisting of a $645 million 364-day credit facility that terminates in May 2004 and contains an option to convert into a one-year term loan expiring in May 2005, a $600 million credit facility that terminates in August 2006, and a $20 million uncommitted credit facility. In January 2004, the Company increased its 364-day credit facility from $600 million to $645 million. Use of the borrowings is unrestricted and the borrowings are unsecured.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $946 million and $1,003 million of commercial paper outstanding at March 31, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.13 percent and 1.20 percent, respectively.

In addition, the Company had a revolving credit and security facility, which is secured by the Company's domestic trade receivables, that provides an additional $200 million of borrowing capacity and terminates in August 2004. The Company had approximately $199 million and $194 million of borrowings outstanding under its revolving credit and security facility at March 31, 2004 and December 31, 2003, respectively, at interest rates of 1.39 percent and 1.44 percent, respectively.

The Company has the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. At March 31, 2004, the Company expects that a minimum of $600 million of its short-term obligations will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings, as compared to $650 million of short-term bank obligations classified as long-term at December 31, 2003.

The Company had $500 million of senior notes (the Notes) outstanding at March 31, 2004 and December 31, 2003, which are registered securities. The Notes mature in March 2005, bear a semi-annual coupon of 6.625 percent and are not redeemable prior to maturity or subject to any sinking fund requirements. The Company classified the Notes as a current liability at March 31, 2004.

NOTE F - INVENTORIES

The components of inventory consist of the following:

                                                       MARCH 31,    DECEMBER 31,
(in millions)                                            2004           2003
-------------------------------------------------------------------------------

Finished goods                                        $      207     $      175
Work-in-process                                               52             63
Raw materials                                                 43             43
                                                      ----------     ----------
                                                      $      302     $      281
                                                      ==========     ==========

NOTE G - NEW ACCOUNTING STANDARD

During the first quarter of 2004, the Company adopted FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES. Interpretation No. 46 clarifies the conditions under which the assets, liabilities and activities of another entity should be consolidated into the financial statements of a company. Interpretation No. 46 requires the consolidation of a variable interest entity by a company that bears the majority of the risk of loss from the variable interest entity's activities or is entitled to receive the majority of the variable interest entity's residual returns. The Company's adoption of Interpretation No. 46 had no material impact on the Company's consolidated financial statements.

NOTE H - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company.

LITIGATION WITH JOHNSON & JOHNSON

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands and Belgium, and on March 17, 1997, filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. On January 16, 2002, the French Court found one of the patents to be valid and the other to be invalid and the parties appealed the Court's decision. An appeal hearing was held on April 26, 2004, and a decision is expected on June 9, 2004. On March 21, 1997, the Company (through its subsidiaries) filed a suit against Johnson & Johnson (through its subsidiaries) in Italy seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity. A technical expert was appointed by the Court and a hearing was held on January 30, 2002. Both parties have had an opportunity to comment on the expert report. On May 8, 2002, the Court closed the evidentiary phase of the case and a hearing was held on April 29, 2004.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, alleging certain balloon catheters, stent delivery systems, and guide catheters sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging two additional patents owned by the Company are infringed by the Cordis products. A summary judgment hearing was held on April 9, 2004, and Cordis' motions for summary judgment were denied. A Markman hearing was held on April 27, 2004, and a trial is expected to begin in January 2005.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging the Company's Express(2)(TM) coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. The Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Cordis appealed the denial of its motion and an appeal hearing was held in April 2004. The trial is scheduled to begin June 13, 2005.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher(TM) drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher drug-eluting stent in the United States. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company filed an amended complaint alleging that the Cypher drug-eluting stent infringes two additional patents owned by the Company. A hearing on the preliminary injunction motion was held and, on November 21, 2003, the Court denied the motion for a preliminary injunction. Following the announcement on February 23, 2004 by Guidant Corporation (Guidant) of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company moved to amend its complaint on February 25, 2004 to include Guidant and certain of its subsidiaries as co-defendants. The trial on the first patent is scheduled to begin on June 13, 2005. The trial on the remaining two patents is scheduled for October 2005.

On December 15, 2003, the Company and SCIMED filed suit for patent infringement against Cordis and Johnson & Johnson alleging Cordis' Cypher drug-eluting stent coating infringes two U.S. patents owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Following the announcement on February 23, 2004 by Guidant of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company moved to amend its complaint on February 25, 2004 to include Guidant and certain of its subsidiaries as co-defendants. A trial is scheduled to begin in October 2005.

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

(Medtronic), alleging that Medtronic AVE's AVE GFX, AVE GFX2, AVE LTX, CALYPSO RELY(TM), PRONTO SAMBA(TM) and SAMBA RELY(TM) rapid exchange catheters and stent delivery systems infringe one of the Company's German patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. An expert's report was submitted to the Court on November 6, 2001 and a hearing was held on May 2, 2002. On June 11, 2002, the Court ruled that the Medtronic AVE products infringed the Company's patents. Medtronic AVE filed an appeal. Medtronic AVE is obligated to dismiss its appeal pursuant to a Settlement Agreement between the parties dated September 18, 2002. A hearing was held on January 8, 2004, and the appeal was dismissed.

On April 6, 1999, Medtronic AVE filed suit against SCIMED and another subsidiary of the Company alleging that the Company's NIR(R) stent infringes one of Medtronic AVE's European patents. The suit was filed in the District Court of Dusseldorf, Germany seeking injunctive and monetary relief. A hearing was held in Germany on September 23, 1999, and on November 4, 1999, the Court dismissed the complaint. On December 21, 1999, Medtronic AVE appealed the dismissal. The appeal has been stayed pending the outcome of a related nullity action. On March 31, 2004, the Court found the patent to be invalid and the suit will be dismissed.

On August 13, 1998, Medtronic AVE filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. A hearing on the Company's motion for summary judgment of non-infringement was held August 11, 2003. Trial is expected to begin during the first quarter of 2005.

On January 15, 2004, Medtronic Vascular, Inc. (Medtronic Vascular), a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company's Express(R) coronary stent and Express (2)(TM) coronary stents infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Trial is expected to begin during the first quarter of 2005.

LITIGATION WITH GUIDANT CORPORATION

On February 20, 2004, the Company and Guidant entered into an agreement to settle all of the outstanding then-pending litigation between the two companies. In addition, the parties agreed to a cross-license of patents in certain specified technology areas. All then-pending disputes have been dismissed with prejudice.

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

LITIGATION RELATING TO COOK, INC.

On September 10, 2001, the Company delivered a Notice of Dispute to Cook, Inc.
(Cook) asserting that Cook breached the terms of a certain License Agreement among Angiotech Pharmaceuticals, Inc. (Angiotech), Cook and the Company (the Agreement) relating to an improper arrangement between Cook and Guidant. On December 13, 2001, Cook filed suit in the U.S. District Court for the Northern District of Illinois seeking declaratory and injunctive relief. The Company answered the complaint on December 26, 2001, denying the allegations and filed counterclaims seeking declaratory and injunctive relief. On June 27, 2002, the Court found in favor of the Company, ruling that Cook breached the Agreement. On October 1, 2002, the Court granted the Company's request for a permanent injunction prohibiting certain activities under the Agreement and enjoining the use of the clinical data and technologies developed by Cook or Guidant in violation of the Agreement. Cook appealed the decision to the U.S. Court of Appeals for the Seventh Circuit. On June 19, 2003, the Court of Appeals affirmed the District Court's decision. The Court of Appeals modified the District Court's injunction by deleting language that would have prohibited the use of clinical data to obtain regulatory approval, but continued to enjoin the sale of products. On February 19, 2004, Cook filed a motion to dissolve the Court's injunction, or in the alternative to modify the injunction to permit Cook to use clinical data previously obtained to pursue regulatory approval to market a paclitaxel-eluting stent. A hearing was held on March 1, 2004, followed by the Court's request that both parties brief the issue. On April 15, 2004, the Court denied Cook's motion to dissolve the injunction.

OTHER PATENT LITIGATION

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court's dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel's petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries have not yet answered, but intend to vigorously deny the allegations of the complaint.

On January 21, 2003, Dendron GmbH, EV3 Ltd., EV3 International, Inc., Microvena Corporation and Micro Therapeutics, Inc. (the EV3 Parties) filed suit against The Regents of the University of California in the United Kingdom seeking a declaration that certain of the EV3 Parties' detachable coil and microcatheter products do not infringe a patent licensed by the Company from The Regents of the University of California and revocation of the patent. The Company has answered, denying the allegations of the complaint and filed a counterclaim against the EV3 Parties alleging that the products infringe a patent licensed to the Company and owned by the University. Trial is expected to begin in February 2005.

On December 16, 2003, The Regents of the University of California (The Regents) filed suit against Micro Therapeutics, Inc. (Micro Therapeutics) and Dendron GmbH (Dendron) alleging Micro Therapeutics' Sapphire (TM) detachable coil delivery systems infringe twelve patents licensed by the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third party complaint to include the Company and Target Therapeutics, Inc., a subsidiary of the Company, as third party defendants. On February 17, 2004, the Company, as a third party defendant, filed a motion to dismiss the Company from the case.

LITIGATION WITH MEDINOL LTD.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH (GmbH), a German subsidiary of the Company, alleging the Company's Express stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. Hearings were held in May 2003, and on June 24, 2003, the German court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. The Company has appealed and a hearing on the appeal is scheduled to begin in January 2005. On March 31, 2004, the European Patent Office declared the patent invalid.

On July 2, 2003, Medinol filed a motion against the Company seeking a preliminary injunction with respect to the sale of the Express stent in Germany. The German Court granted Medinol's motion effective September 23, 2003. The Company appealed the German Court's decision. On March 31, 2004, the European Patent Office declared the patent invalid. The decision is final and not appealable. Medinol has withdrawn its motion seeking a preliminary injunction.

On January 21, 2004, Medinol filed suit against several of the Company's international subsidiaries in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company's Express(R) stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company has appealed the finding. The Company has filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal, and Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court's injunction and damages order have been dismissed.

NOTE I - SEGMENT REPORTING

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenue from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2003 has been restated based on the Company's standard foreign exchange rates used for 2004. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

                                    UNITED                      INTER-
(in millions)                       STATES   EUROPE    JAPAN  CONTINENTAL  TOTAL
--------------------------------------------------------------------------------
Three months ended March 31, 2004
  Net sales                          $  576   $  212   $  151   $  111   $1,050
  Operating income allocated to
     reportable segments                211      106       91       51      459

Three months ended March 31, 2003
  Net sales                          $  479   $  150   $  136   $   62   $  827
  Operating income allocated to
     reportable segments                187       66       78       21      352

A reconciliation of the totals reported for the reportable segments to the applicable line items in the condensed consolidated financial statements is as follows:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                      -------------------------
(in millions)                                            2004           2003
-------------------------------------------------------------------------------

Net sales:
   Total net sales allocated to reportable
     segments                                         $    1,050     $      827
   Foreign exchange                                           32            (20)
                                                      ----------     ----------
                                                      $    1,082     $      807
                                                      ==========     ==========
Income before income taxes:
   Total operating income allocated to
     reportable segments                              $      459     $      352
   Manufacturing operations                                  (82)           (71)
   Corporate expenses and foreign exchange                  (113)          (106)
   Purchased research and development                                       (13)
   Litigation-related charges                                                (7)
                                                      ----------     ----------
                                                             264            155

   Other expense, net                                         (9)           (15)
                                                      ----------     ----------
                                                      $      255     $      140
                                                      ==========     ==========

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

RESULTS OF OPERATIONS

FINANCIAL SUMMARY
Net sales for the first quarter of 2004 were $1,082 million as compared to $807 million in the first quarter of 2003, an increase of 34 percent. Excluding the favorable impact of $58 million of foreign currency fluctuations, net sales increased 27 percent. The reported net income for the first quarter of 2004 was $194 million, or $0.23 per diluted share, as compared to $97 million, or $0.11 per diluted share, in the first quarter of 2003. The reported results for the first quarter of 2003 included after-tax charges of $20 million consisting of $13 million of purchased research and development costs primarily attributable to an acquisition and a $7 million charge related to litigation.

NET SALES
During the first quarter of 2004, United States (U.S.) revenues increased approximately 20 percent to $576 million as compared to the first quarter of 2003. U.S. revenues increased primarily due to $98 million in sales of the TAXUS
(TM) Express2 paclitaxel-eluting coronary stent system. The Company commenced its tiered U.S. launch of the TAXUS stent system late in the first quarter of 2004. At March 31, 2004, the Company was shipping the TAXUS stent system to approximately 850 customer accounts out of an estimated 1,200 to 1,300 total accounts. The increase was offset by a decline in bare metal stent revenue of approximately $47 million, as physicians continued to convert interventional procedures to drug-eluting stent technology, including the TAXUS stent system. Sales from other Cardiology products, including the FilterWire EX(TM) embolic protection device that was launched in June of 2003, also increased by approximately $20 million during the first quarter of 2004. The remainder of the increase in U.S. revenues was related to sales growth in each of the other five U.S. divisions.

International revenues increased approximately 54 percent to $506 million as compared to the first quarter of 2003, or approximately 37 percent on a constant currency basis. The increase was primarily due to $118 million in sales of the TAXUS stent system in the Company's Europe and Inter-Continental markets for the first quarter of 2004 as compared to $7 million for the first quarter of 2003. The TAXUS stent system was launched in these markets late in the first quarter of 2003. The increase in international revenues was also attributable to revenue growth of approximately $29 million, or 23 percent, in Japan following the launch of the Express2 coronary stent system in the first quarter of 2004.

Worldwide coronary stent sales increased by approximately $169 million, or 147 percent, to $284 million as compared to the first quarter of 2003. The increase was primarily due to growth of $209 million in sales of the TAXUS stent system, offset by declines in bare metal stent revenue of approximately $40 million to approximately $68 million for the first quarter of 2004 as physicians converted interventional procedures to drug-eluting stent technology, including the TAXUS stent system. The Company estimates that, as of March 31, 2004, physicians have converted approximately 70 percent of the stents used in interventional procedures in the U.S. from bare metal stent systems to drug-eluting stent systems, as compared to 50 percent at December 31, 2003.

The following table provides worldwide sales by region and relative change on an as reported and constant currency basis for the three months ended March 31, 2004 and 2003, respectively.

                       Three Months Ended                     Change
                            March 31,             As Reported       At Constant
(in millions)          2004          2003       Currency Basis    Currency Basis
                      ------        ------      --------------    --------------

United States         $  576        $  479            20%               20%

Europe                   235           145            62%               41%
Japan                    155           126            23%               12%
Inter-Continental        116            57           104%               79%
                      ------        ------          -----             -----
International         $  506        $  328            54%               37%

Worldwide             $1,082        $  807            34%               27%
                      ======        ======          =====             =====

The following table provides worldwide sales by division and relative change on an as reported and constant currency basis for the three months ended March 31, 2004 and 2003, respectively.

                         Three Months Ended                   Change
                              March 31,            As Reported      At Constant
(in millions)             2004        2003       Currency Basis   Currency Basis
                         ------      ------      --------------   --------------

Cardiovascular           $  723      $  502            44%              36%
Electrophysiology            32          27            19%              11%
Neurovascular                64          51            25%              18%
                         ------      ------          -----            -----
Cardiovascular Group     $  819      $  580            41%              33%

Oncology                 $   46      $   38            21%              14%
Endoscopy                   158         138            14%              10%
Urology                      59          51            16%              12%
                         ------      ------          -----            -----
Endosurgery Group        $  263      $  227            16%              11%
                         ------      ------          -----            -----
Worldwide                $1,082      $  807            34%              27%
                         ======      ======          =====            =====

The Company's international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level.

GROSS PROFIT
Gross profit increased to $790 million in the first quarter of 2004 from $581 million in the first quarter of 2003. As a percentage of net sales, gross profit increased by 100 basis points to 73.0 percent in the first quarter of 2004 from
72.0 percent in the first quarter of 2003. Gross profit increased by approximately 310 basis points as a result of shifts in the Company's product sales mix toward higher margin products, primarily coronary stents. This increase was offset by approximately 130 basis points related to an inventory charge of $14 million to write-down TAXUS inventory primarily as a result of current shelf-life dating. In addition, gross profit as a percentage of net sales was reduced by approximately 60 basis points due to certain of the Company's hedging activity, offset by foreign currency fluctuations.

OPERATING EXPENSES

The following is a summary of certain operating expenses for the three months ended March 31, 2004 and 2003:

                                                        Three Months Ended
                                                            March 31,
                                                 -------------------------------
                                                       2004            2003
                                                 --------------- ---------------
                                                         % of            % of
     (in millions)                                 $   Net Sales   $   Net Sales
     ------------------------------------------- ----- --------- ----- ---------
     Selling, general and administrative
       expenses                                   348    32.2     271    33.6
     ------------------------------------------- ----- --------- ----- ---------
     Amortization expense                          22     2.0      20    2.5
     ------------------------------------------- ----- --------- ----- ---------
     Royalties                                     22     2.0      12    1.5
     ------------------------------------------- ----- --------- ----- ---------
     Research and development expenses            134    12.4     103    12.8
     ---------------------------------------------------------------------------

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
The increase in SG&A expenses in the first quarter of 2004 as compared to the first quarter of 2003 primarily related to approximately $30 million in additional marketing programs, increased headcount and higher employee compensation, primarily attributable to the TAXUS stent program, and, to a lesser degree, to support the Company's other product franchises; and approximately $15 million in increased expense due to foreign currency fluctuations. The Company also experienced increases in general and administrative expenses of approximately $20 million in the first quarter of 2004 as compared to the first quarter of 2003 that were individually insignificant. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to the Company's efforts to grow SG&A spending at a slower rate than revenue.

AMORTIZATION EXPENSE
There were no material changes to amortization expense in the first quarter of 2004 as compared to the first quarter of 2003.

ROYALTIES
The increase in royalties was due to increased sales of royalty-bearing products, primarily the Company's TAXUS stent system. The Company expects that its royalties will continue to increase as sales of its TAXUS stent system increase.

RESEARCH AND DEVELOPMENT EXPENSES
The investment in research and development dollars reflects spending on new product development programs as well as regulatory compliance and clinical research. During the first quarter of 2004, the Company continued to invest heavily in its research and development efforts. The growth in dollar spending reflects investment across multiple programs and divisions.

INTEREST EXPENSE AND OTHER, NET
Interest expense was $11 million for the first quarter of 2004 and 2003. Interest expense remained consistent primarily due to the increase in average debt levels during the first quarter of 2004 being offset by a decrease in average interest rates. Other, net was income of $2 million and expense of $4 million for the first quarter of 2004 and 2003, respectively. Included in other, net were realized gains of $15 million related to sales of investments and write-downs of $15 million related to a reduction in book value of certain investments in privately held entities. The Company does not believe that the write-down of these assets will have a material impact on future operations.

TAX RATE
The Company's reported tax rate was 24 percent and 31 percent for the first quarter of 2004 and 2003, respectively. The decrease in the Company's reported tax rate was due primarily to more revenue being generated from products manufactured in lower tax jurisdictions during the first quarter of 2004 as compared to the first quarter of 2003. The decrease was also due in part to there being no purchased research and development charges, which are not deductible for tax purposes, in the first quarter of 2004 as compared to $13 million in purchased research and development charges in the first quarter of 2003. Management currently estimates that the 2004 effective tax rate will remain at approximately 24 percent. However, the effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing of products sold by the Company or by business acquisitions.

PURCHASED RESEARCH AND DEVELOPMENT
The Company's research and development projects acquired in connection with its prior year business combinations are generally progressing in line with the estimates set forth in the Company's 2003 Annual Report on Form 10-K. The Company expects to continue to pursue these research and development efforts and believes it has a reasonable chance of completing the projects.

OUTLOOK
The Company expects to significantly increase revenue, earnings and cash flow throughout 2004, primarily driven by its TAXUS stent system that was approved for sale in the U.S. on March 4, 2004. The Company believes drug-eluting stent technology represents one of the largest market opportunities in the history of the medical device industry. It is estimated that the annual worldwide market for coronary stents, including drug-eluting stents, may grow to more than $5 billion in 2005. The Company believes it will continue to take advantage of the drug-eluting stent opportunity for a variety of reasons, including its more than six years of scientifically rigorous research and development, the results of its TAXUS clinical program, the sustained success of the TAXUS stent system in the Company's Europe and Inter-Continental markets where the product was launched during 2003 and the initial success of the product in the U.S. market, the combined strength of the components of its technology, its overall market leadership, and its sizeable interventional cardiology sales force. In addition, in order to capitalize on this opportunity, the Company has made significant investments in its sales, clinical, marketing and manufacturing capabilities.

Although the Company's drug-eluting stent system is currently one of only two products in the U.S. market, uncertainties exist about the rate of development and potential size of the drug-eluting stent market, and the Company's share of the market. The most significant variables that contribute to this uncertainty include the adoption rate of drug-eluting stent technology, the average number of stents used per procedure, the average selling prices of drug-eluting stent systems and the timing of new competitive launches.

Recognizing the promise of drug-eluting stents and the benefits of the TAXUS stent system, physicians are expected to continue to adopt rapidly this new technology in the U.S. The Company believes that the more gradual adoption rates in Europe as compared to the U.S. are primarily due to the timing of local reimbursement and funding levels. However, adoption rates in these markets are slowly but steadily increasing and the Company expects this trend to continue throughout 2004. A more gradual physician adoption rate may limit the number of procedures in which the technology may be used and the price at which institutions may be willing to purchase the technology.

The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. The Company expects its share of the drug-eluting stent market as well as unit prices to be adversely impacted as additional competitors enter the drug-eluting stent market, which the Company anticipates during 2004 and 2005 internationally and during 2006 in the U.S. In February of 2004, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, and Guidant Corporation entered an alliance to co-promote Cordis' drug-eluting stent system, which may result in further uncertainty. In addition, during the first quarter of 2004, one of the Company's competitors received approval to market its drug-eluting stent in Japan. Until the Company launches its drug-eluting stent in Japan in late 2005 or early 2006, it is likely that its Japan coronary stent business will be subject to significant share pressure.

The Company's success with drug-eluting stents, and its ability to improve operating margins, could be adversely affected by more gradual physician adoption rates, changes in reimbursement policies, delayed or limited regulatory approvals, unexpected variations in clinical results or product performance, third-party intellectual property, continued physician acceptance, the outcome of litigation and the availability of inventory to meet customer demand. Inconsistent clinical data from ongoing or future trials conducted by the Company, or additional clinical data presented by the Company's competitors, may impact the Company's position in and share of the drug-eluting stent market. The Company is currently reviewing a limited number of reports related to balloon withdrawal difficulty during TAXUS angioplasty procedures.

The manufacture of the TAXUS stent system involves the integration of multiple technologies and complex processes. During the first quarter of 2004, the Company increased the amount of TAXUS inventory on hand to meet the forecasted demand for the product. Expected inventory levels may be impacted by significant favorable or unfavorable changes in forecasted demand and disruptions associated with the TAXUS manufacturing process. In addition, variability in expected demand, product mix and shelf-life may result in excess or expired inventory positions and additional future inventory charges.

Further, there continues to be significant intellectual property litigation in the coronary stent market. The Company is currently involved in a number of legal proceedings with its competitors, including Johnson & Johnson, Medtronic and Medinol Ltd. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact the Company's ability to meet its objectives in the market. See the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report and the 2003 Annual Report filed on Form 10-K for a description of these legal proceedings.

Since early 2001, the Company has consummated eleven business acquisitions. Management believes it has developed a sound plan to integrate these businesses. The failure to successfully integrate these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions and other strategic alliances, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

In addition, the Company has entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments by the Company. The Company enters these strategic alliances to broaden its product technology portfolio and to strengthen and expand the Company's reach into existing and new markets. However, the full benefit of these alliances is often dependent on the strength of the other companies' underlying technology. As such, the inability to achieve regulatory approvals, competitive product offerings, or litigation related to this technology may, among other factors, prevent the Company from realizing the benefit of these alliances. The Company regularly reviews its investments to determine whether these investments are impaired. If so, the carrying value is written down to fair value in the period identified. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments, notes receivable and intangible assets associated with these alliances.

The Company expects to continue to invest heavily in its drug-eluting stent program to achieve sustained worldwide market leadership positions. In addition, the Company anticipates increasing its focus and spending on internal research and development and other programs not associated with its TAXUS drug-eluting stent technology. Further, the Company will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. Potential future acquisitions may be dilutive to the Company's earnings and may require additional financing, depending on their size and nature.

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models, and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, the Company is required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals may limit the Company's ability to market its full line of existing products within these jurisdictions.

These factors may impact the rate at which the Company can grow. However, management believes that it continues to position the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Key performance indicators used by management to assess the liquidity of the Company are as follows:

------------------------------------------- -------------------------
                                               THREE MONTHS ENDED
------------------------------------------- -------------------------
                                                    MARCH 31,
------------------------------------------- -------------------------
(IN MILLIONS)                                   2004         2003
------------------------------------------- ------------ ------------
Cash provided by operating activities            $42         $109
------------------------------------------- ------------ ------------
Cash used for investing activities              (147)        (289)
------------------------------------------- ------------ ------------
Cash provided by financing activities             49          195
------------------------------------------- ------------ ------------
EBITDA(1)                                       $320         $193
---------------------------------------------------------------------

EBITDA for the first quarter of 2003 included pre-tax charges of $20 million.

OPERATING ACTIVITIES
The decrease in cash generated by operating activities was primarily attributable to changes in operating assets and liabilities offset by the increase in EBITDA. Significant cash flow effects from operating assets and liabilities in the first quarter of 2004 included decreases in cash flow of approximately $135 million attributable to accounts receivable; $35 million attributable to accounts payable and accrued expenses; $25 million attributable to inventories; and $25 million attributable to other assets. The increase in trade accounts receivable was primarily due to the U.S. launch of the TAXUS stent system in March, where the Company does not expect to receive cash from these sales until the second quarter of 2004. The decrease in accounts payable and accrued expenses was primarily due to the annual bonus payment and a semi-annual interest payment made during the first quarter. The increase in inventories was a result of the accumulation of TAXUS stent inventory to support the U.S. launch. The increase in other

--------------------
(1) The following represents a reconciliation between EBITDA and net income:

------------------------------------------- -------------------------
                                                THREE MONTHS ENDED
------------------------------------------- -------------------------
                                                     MARCH 31,
------------------------------------------- -------------------------
(IN MILLIONS)                                   2004         2003
------------------------------------------- ------------ ------------
Net income                                      $194          $97
------------------------------------------- ------------ ------------
Income taxes                                      61           43
------------------------------------------- ------------ ------------
Interest expense                                  11           11
------------------------------------------- ------------ ------------
Interest income                                   (1)          (1)
------------------------------------------- ------------ ------------
Depreciation and amortization                     55           43
------------------------------------------- ------------ ------------
EBITDA                                          $320         $193
---------------------------------------------------------------------

Management uses EBITDA to assess operating performance and believes it may assist users of the financial statements in analyzing the underlying trends in the Company's business over time. Users of the financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP.

assets was a result of increases in certain prepaid expenses and non-trade receivables, none of which were individually significant.

The increase in EBITDA in the first quarter of 2004 as compared to the first quarter of 2003 was primarily due to the first quarter launch of the TAXUS stent system in the U.S. and sales of the TAXUS stent system in the Company's Europe and Inter-Continental markets. A portion of the cash generated from these markets was invested in the Company's sales, clinical and manufacturing capabilities and in other research and development projects.

INVESTING ACTIVITIES
The Company made capital expenditures of $82 million during the first quarter of 2004 as compared to $35 million during the first quarter of 2003. The increase was primarily due to a $45 million purchase of an office complex in the U.S. The Company expects to incur capital expenditures of approximately $225 million during the remainder of 2004, which includes additional investments in the Company's facility network both in the U.S. and abroad.

During 2004, the Company continued to invest in short-term securities with maturity dates that exceeded 90 days to benefit from higher returns. During the first quarter of 2004, the Company purchased approximately $44 million of these short-term investments and approximately $48 million of these investments matured. The Company's investing activities during the first quarter of 2004 also included $34 million of cash proceeds from sales of privately held and publicly traded equity securities; $68 million of acquisition-related payments primarily associated with Embolic Protection, Inc. (EPI); and $35 million of payments for strategic alliances with both privately held and publicly traded entities.

In April 2004, the Company acquired Precision Vascular Systems, Inc. (PVS), a manufacturer of guidewires and microcatheters, for approximately $75 million in cash plus additional future consideration that is contingent upon PVS achieving certain milestones.

FINANCING ACTIVITIES
During the first quarter of 2004, the Company repaid $49 million of outstanding borrowings. The Company's net debt (borrowings less cash, cash equivalents and short-term investments) was $984 million and $973 million at March 31, 2004 and December 31, 2003, respectively.In addition, during the first quarter of 2004, the Company received proceeds of $98 million in connection with the issuance of shares pursuant to its stock option and employee stock purchase plans as compared to $68 million during the first quarter of 2003.

The Company's cash and cash equivalents primarily relate to non-U.S. operations. The repatriation of cash balances from certain of the Company's non-U.S. operations could have adverse tax consequences; however, those balances are generally available without legal restrictions to fund ordinary business operations. During 2003, the Company determined that it is likely to repatriate cash from certain non-U.S. operations; the repatriated cash available for use will be net of the related provisions for taxes.

BORROWINGS AND CREDIT ARRANGEMENTS
At March 31, 2004, the Company's revolving credit facilities totaled $1,265 million, consisting of a $645 million 364-day credit facility that terminates in May 2004 and contains an option to convert into a one-year term loan expiring in May 2005; a $600 million credit facility that terminates in August 2006; and a $20 million uncommitted credit facility. In January 2004, the Company increased its 364-day credit facility from $600 million to $645 million. Use of the borrowings is unrestricted and the borrowings are unsecured.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $946 million and $1,003 million of commercial paper outstanding at March 31, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.13 percent and
1.20 percent, respectively.

In addition, the Company had a revolving credit and security facility, which is secured by the Company's domestic trade receivables, that provides an additional $200 million of borrowing capacity and terminates in August 2004. The Company had approximately $199 million and $194 million of borrowings outstanding under its revolving credit and security facility at March 31, 2004 and December 31, 2003, respectively, at interest rates of 1.39 percent and 1.44 percent, respectively.

The Company has the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. At March 31, 2004, the Company expects that a minimum of $600 million of its short-term obligations will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings, as compared to $650 million of short-term bank obligations classified as long-term at December 31, 2003.

The Company had $500 million of senior notes (the Notes) outstanding at March 31, 2004 and December 31, 2003, which are registered securities. The Notes mature in March 2005, bear a semi-annual coupon of 6.625 percent and are not redeemable prior to maturity or subject to any sinking fund requirements. The Company classified the Notes as a current liability at March 31, 2004.

Due to favorable market conditions, the continued increase of non-U.S. cash balances and to support the Company's strategic growth objectives, the Company expects to refinance during the second quarter of 2004 its existing $1,245 million revolving credit facilities with new credit facilities of up to $2,000 million. The new revolving credit facilities are expected to consist of a $1,500 million credit facility expiring in May 2009 and a $500 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan expiring in May 2006. In addition, the Company expects to increase its borrowing capacity under its revolving credit and security facility from $200 million to $400 million. Further, during 2004, the Company may also seek to issue approximately $600 million in registered debt securities through a public offering and approximately $500 million in other debt securities to refinance the Notes.


CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

o volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

o the Company's ability to achieve significant growth in revenue, gross profit, earnings and cash flow throughout 2004 following the launch of the TAXUS drug-eluting stent system in the U.S., and to launch the TAXUS stent system in Japan in late 2005 or early 2006;

o the Company's ability to prevent disruptions to its TAXUS manufacturing processes and to maintain inventory levels consistent with forecasted demand around the world;

o the overall rate of physician conversion to drug-eluting stents, the expected slow but steady increase in drug-eluting stent adoption rates in Europe;

o the impact of the introduction of drug-eluting stents and third-party alliances on the size of the coronary stent market and distribution of share within the coronary stent market in the U.S. and around the world;

o the overall performance of drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by the Company or its competitors;

o the Company's ability to capitalize on the opportunity in the drug-eluting stent market for significant growth in revenue and earnings and to achieve sustained worldwide market leadership positions through reinvestment in the Company's drug-eluting stent program;

o the Company's ability to take advantage of its position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to take advantage of opportunities that exist in the markets it serves;

o the Company's ability to manage research and development and other operating expenses, including royalty obligations in light of significant expected revenue growth;

o the ability of the Company to manage inventory levels, accounts receivable and gross margins relating to the Company's TAXUS stent system and to react effectively to worldwide economic and political conditions;

o the Company's ability to achieve benefits from its increased focus on internal research and development and its ability to capitalize on opportunities across its businesses;

o the Company's ability to integrate the acquisitions and other strategic alliances consummated since early 2001;

o the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis within cost estimates, including products resulting from purchased research and development;

o the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company and the ultimate cost and success of these initiatives;

o the Company's ability to maintain a 24 percent effective tax rate, excluding net special charges, during 2004;

o the ability of the Company to meet its projected cash needs over the next twelve months, to maintain borrowing flexibility and to refinance its borrowings beyond the next twelve months;

o the Company's ability to refinance its revolving credit facilities, to increase its borrowing capacity under its revolving credit and security facility and to issue debt securities on terms reasonably acceptable to the Company;

o risks associated with international operations including compliance with local legal and regulatory requirements;

o the potential effect of foreign currency fluctuations on revenues, expenses and resulting margins;

o the effect of litigation, risk management practices and compliance activities on the Company's loss contingency, legal provision and cash flow; and

o the impact of stockholder, patent, product liability, Medinol Ltd. and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Company's assessment of its sensitivity to market risk since its presentation set forth in "Market Risk Disclosures" in the Annual Report filed on Form 10-K for the year ended December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, evaluated the design and operation of the Company's disclosure controls and procedures as of March 31, 2004. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, the Company's disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be included in the Company's periodic SEC filings was made known to them on a timely basis. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all potential circumstances.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
There were no significant changes in the Company's internal controls over financial reporting, or to the Company's knowledge, in other factors that could significantly affect the Company's internal controls over financial reporting subsequent to March 31, 2004.

                                     PART II
                                OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.




ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              10.1 Form of Third Amendment to Credit and Security Agreement dated March 26, 2004
              10.2 Form of Revolving Credit Commitment Increase Supplement dated January 12, 2004
              31.1     Certification of the Chief Executive Officer, pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
              31.2     Certification of the Chief Financial Officer, pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002
              32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer
              32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Senior Vice President and Chief Financial Officer


         (b)  Reports on Form 8-K

              On March 9, 2004, the Company filed a current report on Form 8-K with the Securities and Exchange Commission with respect to an event dated March 4, 2004.

                                    SIGNATURE
                                    ---------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2004.


                                          BOSTON SCIENTIFIC CORPORATION


                                          By:    /s/ Lawrence C. Best
                                                 -------------------------------
                                          Name:  Lawrence C. Best
                                          Title: Chief Financial Officer and
                                                 Senior Vice President - Finance
                                                 and Administration

                                  EXHIBIT INDEX



10.1    Form of Third Amendment to Credit and Security Agreement dated March 26,
        2004

10.2 Form of Revolving Credit Commitment Increase Supplement dated January 12, 2004

31.1 Certification of the Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of President and Chief Executive Officer

32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of Senior Vice President and Chief Financial Officer