Form 10-Q
period 2004-06-30
BOSTON SCIENTIFIC CORP
filed 2004-08-09
CIK 885725

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


/x/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            ACT OF 1934

            For the quarterly period ended: June 30, 2004


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

            Yes  [X]                              No  [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes  [X]                              No  [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                       Shares Outstanding
            Class                                      as of June 30, 2004
            -----                                      -------------------

Common Stock, $.01 Par Value                               842,167,705

================================================================================

                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION                                       PAGE NO.

ITEM 1.         Condensed Consolidated Financial Statements                 3

                Condensed Consolidated Balance Sheets                       3

                Condensed Consolidated Statements of Operations             5

                Condensed Consolidated Statements of Cash Flows             6

                Notes to Condensed Consolidated Financial Statements        7

ITEM 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        21

ITEM 3.         Quantitative and Qualitative Disclosures About
                Market Risk                                                39

ITEM 4.         Controls and Procedures                                    40



PART II     OTHER INFORMATION                                              42

ITEM 1.         Legal Proceedings                                          42

ITEM 4.         Submission of Matters to a Vote of Security Holders        42

ITEM 6.         Exhibits and Reports on Form 8-K                           43

SIGNATURES                                                                 44

                                     Part I
                              Financial Information

Item 1: Condensed Consolidated Financial Statements


BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)

                                                                         June 30,       December 31,
in millions                                                                2004             2003
--------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                            $    1,000      $      671
   Short-term investments                                                      263              81
   Trade accounts receivable, net                                              814             542
   Inventories                                                                 279             281
   Other current assets                                                        318             305
                                                                        --------------------------
         Total current assets                                                2,674           1,880

Property, plant and equipment                                                1,483           1,337
Less: accumulated depreciation                                                 669             593
                                                                        --------------------------
                                                                               814             744


Goodwill                                                                     1,699           1,275
Other intangible assets, net                                                 1,634           1,186
Investments                                                                    510             558
Other assets                                                                   101              56
                                                                        --------------------------
                                                                        $    7,432      $    5,699
                                                                        ==========================


See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)

                                                                          June 30,      December 31,
in millions, except share data                                             2004             2003
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Commercial paper                                                     $      279      $      547
   Notes payable and current maturities of long-term debt                      513               6
   Accounts payable and accrued expenses                                       696             675
   Other current liabilities                                                    98             165
                                                                        --------------------------
         Total current liabilities                                           1,586           1,393

Long-term debt                                                               1,762           1,172
Deferred income taxes                                                          268             151
Other long-term liabilities                                                    112             121


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 1,200,000,000 shares,
      842,167,705 shares issued at June 30, 2004; 829,764,826
      shares issued at December 31, 2003                                         8               8
   Additional paid-in capital                                                1,505           1,225
   Treasury stock, at cost - 3,502,850 shares at December 31, 2003                            (111)
   Retained earnings                                                         2,235           1,789
   Accumulated other comprehensive loss                                        (44)            (49)
                                                                        --------------------------
  Total stockholders' equity                                                 3,704           2,862
                                                                        --------------------------
                                                                        $    7,432      $    5,699
                                                                        ==========================

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                        Three Months Ended               Six Months Ended
                                                              June 30,                       June 30,
in millions, except per share data                     2004            2003            2004            2003
--------------------------------------------------------------------------------------------------------------
Net sales                                           $    1,460      $      854      $    2,542      $    1,661
Cost of products sold                                      363             235             655             461
                                                    --------------------------      --------------------------
Gross profit                                             1,097             619           1,887           1,200

Selling, general and administrative expenses               375             292             723             563
Amortization expense                                        26              21              48              41
Royalties                                                   52              13              74              25
Research and development expenses                          132             108             266             211
Litigation-related charges                                                                                   7
Purchased research and development                          64              12              64              25
                                                    --------------------------      --------------------------
                                                           649             446           1,175             872
                                                    --------------------------      --------------------------
Operating income                                           448             173             712             328

Other income (expense):
   Interest expense                                        (14)            (12)            (25)            (23)
   Other, net                                               (2)                                             (4)
                                                    --------------------------      --------------------------

Income before income taxes                                 432             161             687             301
Income taxes                                               119              47             180              90
                                                    --------------------------      --------------------------
Net income                                          $      313      $      114      $      507      $      211
                                                    ==========================      ==========================

Net income per common share - basic                 $     0.37      $     0.14      $     0.61      $     0.26
                                                    ==========================      ==========================

Net income per common share - assuming dilution     $     0.36      $     0.13      $     0.59      $     0.25
                                                    ==========================      ==========================

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
in millions                                                                             2004            2003
---------------------------------------------------------------------------------------------------------------
Cash provided by operating activities                                                $      574      $      354

Investing activities:
    Purchases of property, plant and equipment, net                                        (135)            (74)
    Purchases of held-to-maturity short-term investments                                   (307)            (25)
    Purchases of available-for sale securities                                              (13)            (88)
    Maturities of held-to-maturity short term investments                                    99              17
    Sales of available-for-sale securities                                                   62
    Sales of privately held equity securities                                                28
    Acquisitions of businesses, net of cash acquired                                       (804)            (13)
    Payments related to prior year acquisitions                                             (81)           (242)
    Payments for acquisitions of and/or investments in certain technologies, net            (90)            (81)
                                                                                     --------------------------
Cash used for investing activities                                                       (1,241)           (506)

Financing activities:
    Net increase in commercial paper                                                         43             509
    Net proceeds from (payments on) revolving borrowings,                                   188            (109)
    Proceeds from (payments on) notes payable, capital leases
        and long-term borrowings                                                            589              (9)
    Purchases of common stock for treasury                                                                 (244)
    Proceeds from issuances of shares of common stock                                       177             126
                                                                                     --------------------------
Cash provided by financing activities                                                       997             273
Effect of foreign exchange rates on cash                                                     (1)              4
                                                                                     --------------------------
Net increase in cash and cash equivalents                                                   329             125
Cash and cash equivalents at beginning of period                                            671             260
                                                                                     --------------------------
Cash and cash equivalents at end of period                                           $    1,000      $      385
                                                                                     ==========================


Supplemental Schedule of Noncash Investing and Financing Activities:
    Payments due in connection with prior year acquisitions                          $       13      $       39

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2003.

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

If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                          June 30,
(in millions, except per share data)                                  2004             2003             2004             2003
-------------------------------------------------------------       --------         --------         --------         --------
Net income, as reported                                             $    313         $    114         $    507         $    211
Add: Stock-based employee compensation expense included
in net income, net of related tax effects                                                   1                                 1

Less: Total stock-based employee compensation expense
determined under fair value based method for all awards, net
of related tax effect                                                    (16)             (13)             (31)             (26)
                                                                    --------         --------         --------         --------
Pro forma net income                                                $    297         $    102         $    476         $    186
                                                                    ========         ========         ========         ========

Net income per common share:
Basic:
     Reported                                                       $   0.37         $   0.14         $   0.61         $   0.26
     Pro forma                                                      $   0.35         $   0.12         $   0.57         $   0.23
Assuming dilution:
     Reported                                                       $   0.36         $   0.13         $   0.59         $   0.25
     Pro forma                                                      $   0.35         $   0.12         $   0.56         $   0.22

The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes option pricing model.

NOTE C - COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income for the three months and the six months ended June 30, 2004 and 2003:

                                                                        Three Months Ended                Six Months Ended
                                                                             June 30,                          June 30,
(in millions)                                                         2004             2003             2004             2003
-------------------------------------------------------------       --------         --------         --------         --------
Net income                                                          $    313         $    114         $    507         $    211
Foreign currency translation adjustment                                    8               16              (11)              26
Net change in equity investments                                         (16)              18              (22)              19
Net change in derivative financial instruments                            36               (3)              38               (5)

                                                                    --------         --------         --------         --------
Comprehensive income                                                $    341         $    145         $    512         $    251
                                                                    ========         ========         ========         ========

NOTE D - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                    Three Months Ended        Six Months Ended
                                                          June 30,                June 30,
(in millions, except per share data)                  2004        2003        2004        2003
-----------------------------------------------     --------    --------    --------    --------
Basic:
Net income                                          $    313    $    114    $    507    $    211
Weighted average shares outstanding                    839.4       820.6       835.3       821.3
Net income per common share                         $   0.37    $   0.14    $   0.61    $   0.26
                                                    ========    ========    ========    ========

Assuming dilution:
Net income                                          $    313    $    114    $    507    $    211
Weighted average shares outstanding                    839.4       820.6       835.3       821.3
Net effect of dilutive stock-based compensation         20.5        24.2        22.3        23.1
                                                    --------    --------    --------    --------
Total                                                  859.9       844.8       857.6       844.4
Net income per common share                         $   0.36    $   0.13    $   0.59    $   0.25
                                                    ========    ========    ========    ========

NOTE E - BUSINESS COMBINATIONS

On June 1, 2004, the Company completed its acquisition of 100 percent of the fully diluted equity of Advanced Bionics Corporation (Advanced Bionics) for an initial payment of approximately $740 million in cash, plus earn out payments that are contingent upon Advanced Bionics products reaching future performance milestones. Advanced Bionics has developed or is developing implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. The acquisition was intended to expand the Company's technology portfolio into the implantable microelectronic device market. The Advanced Bionics acquisition was structured to include earnout payments that are primarily contingent on the achievement of future performance milestones, with certain milestone payments also tied to profitability. The performance milestones are segmented by Advanced Bionics' four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion microstimulators), each milestone with a 72-month earnout horizon from the date of the anticipated product launch. Base earnout payments on these performance milestones approximate two and a quarter times incremental sales for each annual period. There are also bonus earnout payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013.

On April 2, 2004, the Company completed its acquisition of the remaining outstanding shares of Precision Vascular Systems, Inc. (PVS) for an initial payment of approximately $75 million in cash, plus earnout payments that are contingent upon PVS products reaching future performance milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide the Company with expanded vascular access technology and an expanded intellectual property portfolio.

Certain of the Company's business combinations involve contingent consideration. These payments, if and when made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At June 30, 2004 and December 31, 2003, the Company had accruals for acquisition-related obligations of approximately $13 million and $79 million, respectively. These accruals were recorded primarily as adjustments to goodwill and purchased research and development. In addition, at June 30, 2004, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $3.2 billion, some of which may be payable in the Company's common stock. Certain earnout payments are based on multiples of the acquired company's revenue during the earnout period, and consequently, the total payments are not currently determinable. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earnout obligation. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $7.0 billion.

The Company has recorded approximately $411 million of intangible assets not subject to amortization associated with its 2004 acquisitions, which is comprised solely of goodwill. The goodwill is not deductible for tax purposes, and has been primarily allocated to the Company's U.S. reportable segment.

The following table summarizes the purchase price assigned to the intangible assets subject to amortization acquired in connection with the 2004 acquisitions and the weighted average amortization periods:
                                                                Weighted Average
                                                   Amount         Amortization
(in millions)                                     Assigned           Period
---------------------------------------------    ----------        ----------

Technology - core                                $      406          20 years
Technology - developed                                   42           7 years
Other                                                    10          15 years

                                                 ----------        ----------
Total                                            $      458          19 years
                                                 ==========        ==========

The Company also recorded $64 million of purchased research and development, $45 million of deferred tax assets and $169 million of deferred tax liabilities in connection with the acquisitions of Advanced Bionics and PVS. The deferred tax assets are primarily attributable to net operating loss carryforwards. The deferred tax liabilities mainly relate to the tax impact of amortization that is attributable to the identified intangibles acquired in the acquisition. The remaining net tangible assets acquired were not significant. The amounts paid for each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets based on detailed valuations. The Company's purchased research and development charges are based upon these valuations. The valuation of purchased research and development represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the products in an applicable geographical region. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

The income approach was used to establish the fair values of purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs acquired in connection with the Company's 2004 acquisitions, risk-adjusted discount rates ranging from 18 percent to 27 percent were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant in-process projects acquired in connection with the Company's 2004 acquisitions include Advanced Bionics' bion(TM) microstimulator and drug delivery pump, which collectively represent approximately 77 percent of the 2004 in-process projects value. The bion microstimulator is an implantable neurostimulation device that may be used to treat a variety of neurological conditions, including urge incontinence, epilepsy, sleep apnea, erectile dysfunction and migraine headaches. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. The drug delivery pump is an implanted programmable device used to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. As of the date of acquisition, the products were expected to be commercially available on a worldwide basis within three to four years.

The Company's condensed consolidated financial statements include Advanced Bionics' and PVS' operating results from the date of acquisition. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Advanced Bionics as if the acquisition had occurred at the beginning of each of 2003 and 2004, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

                                                   Three Months Ended:             Six Months Ended:
                                                        June 30,                        June 30,
(in millions, except per share data)              2004            2003            2004            2003
-------------------------------------------     --------        --------        --------        --------
Net sales                                       $  1,482        $    863        $  2,583        $  1,679
Net income                                           298              99             478             183

Net income per share - basic                    $   0.36        $   0.12        $   0.57        $   0.22
Net income per share - assuming dilution        $   0.35        $   0.12        $   0.56        $   0.22

Pro forma information is not presented for PVS, as PVS' results of operations prior to its date of acquisition are not significant in relation to the Company's consolidated results.

NOTE F - BORROWINGS AND CREDIT ARRANGEMENTS

During the first half of 2004, the Company refinanced its existing $1,200 million credit facilities. At June 30, 2004, the Company's revolving credit facilities totaled $2,020 million, consisting of a $1,500 million credit facility that terminates in May 2009; a $500 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; and a $20 million uncommitted credit facility. Use of the borrowings is unrestricted and the borrowings are unsecured.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $1,046 million and $1,003 million of commercial paper outstanding at June 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.33 percent and 1.20 percent, respectively.

In addition, the Company increased its borrowing capacity under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, from $200 million to $400 million. The Company had approximately $382 million and $194 million of borrowings outstanding under its revolving credit and security facility at June 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.46 percent and 1.44 percent, respectively. The Company expects to renew the revolving credit and security facility for an additional 364 days upon its maturity in August 2004.

The Company has the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. At June 30, 2004, the Company expects that a minimum of approximately $1,150 million of its short-term obligations will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings, as compared to $650 million of short-term bank obligations classified as long-term at December 31, 2003.

The Company had $500 million of senior notes outstanding at June 30, 2004 and December 31, 2003 that are due March of 2005. These notes are registered securities, bear a semi-annual coupon of 6.625 percent and are not redeemable prior to maturity or subject to any sinking fund requirements. The Company has classified these notes as a current liability at June 30, 2004.

In June 2004, due to favorable market conditions, the continued increase of non-U.S. cash balances and to support the Company's strategic growth objectives, the Company issued $600 million of senior notes due June 2014 under a Public Debt Registration Statement previously filed with the U.S. Securities and Exchange Commission (SEC). These notes bear a semi-annual coupon of 5.45 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The Company entered a fixed-to-floating interest rate swap to hedge against changes in the fair value of these notes. The Company recorded changes in the fair value of these notes since the inception of the interest rate swap. Interest payments made or received under the interest rate swap agreement are recorded as interest expense. Interest is payable at the six-month LIBOR rate plus zero percent, which was approximately 1.94 percent at June 30, 2004.

NOTE G - INVENTORIES

The components of inventory consist of the following:

                                                    June 30,      December 31,
(in millions)                                         2004            2003
-------------------------------------------------   --------        --------

Finished goods                                      $    175        $    175
Work-in-process                                           45              63
Raw materials                                             59              43
                                                    --------        --------

Total                                               $    279        $    281
                                                    ========        ========

In the second quarter of 2004, the Company recorded inventory write-downs of $43 million (pre-tax) in conjunction with the recall of certain units of the Company's Taxus(TM) Express(2)(TM) paclitaxel-eluting coronary stent systems and Express(2)(TM) coronary stent systems.

NOTE H - NEW ACCOUNTING STANDARDS

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

NOTE I - COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company.

LITIGATION WITH JOHNSON & JOHNSON
On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. The case had been stayed until October 10, 2003, pending the outcome of a related case. On October 14, 2003, Cordis filed a motion to revise and vacate the Court's decision to grant the Company a new trial and asked the Court to enter judgment against the Company. The Company filed an opposition to Cordis' motion and, on February 14, 2004, the motion was denied. A status conference is scheduled for August 30, 2004.

On March 13, 1997, the Company (through its subsidiaries) filed suits against Johnson & Johnson (through its subsidiaries) in The Netherlands and Belgium, and on March 17, 1997, filed suit in France, seeking a declaration of noninfringement for the NIR(R) stent relative to two European patents licensed to Ethicon, Inc. (Ethicon), a Johnson & Johnson subsidiary, as well as a declaration of invalidity with respect to those patents. On October 28, 1998, the Company's motion for a declaration of noninfringement in France was dismissed for failure to satisfy statutory requirements; the French invalidity suits were not affected. On January 16, 2002, the French Court found one of the patents to be valid and the other to be invalid and the parties appealed the Court's decision. On June 9, 2004, the French Court of Appeals confirmed the lower court's ruling. On March 21, 1997, the Company (through its subsidiaries) filed a suit against Johnson & Johnson (through its subsidiaries) in Italy seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity. A technical expert was appointed by the Court and a hearing was held on January 30, 2002. Both parties have had an opportunity to comment on the expert report. On May 8, 2002, the Court closed the evidentiary phase of the case and a hearing was held on April 29, 2004. A decision has not yet been received.

Ethicon and other Johnson & Johnson subsidiaries filed a cross-border suit in The Netherlands on March 17, 1997, alleging that the NIR(R) stent infringes one of the European patents licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction), covering Austria, Belgium, France, Greece, Italy, The Netherlands, Norway, Spain, Sweden and Switzerland. On April 2, 1997, the Johnson & Johnson entities filed a similar cross-border proceeding in The Netherlands with respect to a second European patent licensed to Ethicon. In October 1997, Johnson & Johnson's request for provisional cross-border relief on both patents was denied by the Dutch Court, on the ground that it is "very likely" that the NIR(R) stent will be found not to infringe the patents. Johnson &

Johnson appealed this decision with respect to the second patent; the appeal has been denied on the grounds that there is a "ready chance" that the patent will be declared null and void. In January 1999, Johnson & Johnson amended the claims of the second patent, changed the action from a cross-border case to a Dutch national action, and indicated its intent not to pursue its action on the first patent. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to either patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court's June 23, 1999 decision and the proceedings have been returned to the lower court. A hearing has not yet been scheduled.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters, stent delivery systems, and guide catheters sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging that two additional patents owned by the Company are infringed by the Cordis products. A summary judgment hearing was held on April 9, 2004, and Cordis' motions for summary judgment were denied. A Markman hearing was held on April 27, 2004, and a trial is expected to begin in January 2005.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment relating to infringement of one of the patents. Trial is expected to begin in October 2004.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company's Express(2)(TM) coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. The Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Cordis appealed the denial of its motion and a hearing was held on April 5, 2004. On May 28, 2004, the Court of Appeals affirmed the denial of the preliminary injunction. On August 4, 2004, the Court granted a Cordis motion to add the Company's Liberte coronary stent and two additional patents to the complaint. The trial is currently scheduled to begin June 13, 2005.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher(TM) drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher drug-eluting stent in the United States. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company filed amended complaints alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. A hearing on the preliminary injunction motion was held and, on November 21, 2003, the Court denied the motion for a preliminary injunction. Following the announcement on February 23, 2004 by Guidant Corporation (Guidant) of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company moved to amend its complaint on February 25, 2004 to include Guidant and certain of its subsidiaries as co-defendants. The trial on the first patent is scheduled to begin on June 13, 2005. The trial on the remaining four patents is scheduled for October 2005.

On December 24, 2003, the Company (through its subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis' Bx Velocity(R) stent, Bx Sonic(R) stent, Cypher stent, Cypher Select stent, Aqua T3(TM) balloon and U-Pass balloon infringe one of the Company's European patents. The suit was filed in the District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. On February 9, 2004, the Belgium Court linked all Johnson & Johnson entities into a single action. A hearing was held on June 7, 2004, and on June 21, 2004, the Court dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, the Company re-filed the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking cross-border, injunctive and monetary relief for infringement of the same European patent.

On May 12, 2004, the Company (through its subsidiary Schneider Europe GmbH) filed suit against two of Johnson & Johnson's Dutch subsidiaries, alleging that Cordis' Bx Velocity(R) stent, Bx Sonic(R) stent, Cypher stent, Cypher Select stent, Aqua T3(TM) balloon and U-Pass balloon infringe one of the Company's European patents. The suit was filed in the District Court of the Hague in The Netherlands seeking cross-border, injunctive and monetary relief.

On December 15, 2003, the Company and SCIMED filed suit for patent infringement against Cordis and Johnson & Johnson alleging Cordis' Cypher drug-eluting stent coating infringes two U.S. patents owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Following the announcement on February 23, 2004 by Guidant of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint on February 25, 2004 to include Guidant and certain of its subsidiaries as co-defendants. A trial is scheduled to begin in October 2005.

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

OTHER PATENT LITIGATION
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court's dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel's petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries answered, denying the allegations of the complaint. The Company filed a motion to dismiss the case and a hearing on the motion is scheduled for August 27, 2004.

On December 16, 2003, The Regents of the University of California (The Regents) filed suit against Micro Therapeutics, Inc. (Micro Therapeutics) and Dendron GmbH (Dendron) alleging that Micro Therapeutics' Sapphire (TM) detachable coil delivery systems infringe twelve patents licensed by the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third party complaint to include the Company and Target as third party defendants seeking a declaratory judgment of invalidity and non-infringement with respect to the patents and antitrust violations. On February 17, 2004, the Company, as a third party defendant, filed a motion to dismiss the Company from the case. On July 9, 2004, the Court granted the Company's motion in part and dismissed the Company and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim.

LITIGATION RELATING TO ADVANCED NEUROMODULATION SYSTEMS, INC.
On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision(TM) spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also includes allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. On June 1, 2004, the Company acquired Advanced Bionics and assumed the defense of the litigation. On June 25, 2004, the Company filed a motion to dismiss and request for transfer of venue to California.

LITIGATION WITH MEDINOL LTD.
On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH (GmbH), a German subsidiary of the Company, alleging that the Company's Express stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. Hearings were held in May 2003, and on June 24, 2003, the German court found that the Express(R) stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. The Company has appealed and a hearing on the appeal is scheduled to begin in January 2005. On March 31, 2004, the European Patent Office declared the patent invalid. A hearing on the validity of the utility model is also scheduled for January 2005. A hearing on damages is scheduled for February 22, 2005.

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

On April 30, 2004, Medinol filed suit against the Company alleging that the Company's Express and TAXUS stent systems infringe a utility model owned by Medinol. The suit was filed in Dusseldorf, Germany. A hearing is scheduled for April 21, 2005.

On January 21, 2003, Medinol filed suit against several of the Company's international subsidiaries in the District Court of The Hague, Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company's Express stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company appealed the finding and filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal, and

Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court's injunction and damages order have been dismissed. Medinol appealed the Court's decision with respect to the remaining three patents seeking an expedited review of the claims by the Court. On May 6, 2004, Medinol filed a kort geding proceeding against the Company's same international subsidiaries alleging that the sale of the Express and TAXUS coronary stent systems infringe one of the patents on appeal from the 2003 suit. The suit was filed in the District Court of the Hague, The Netherlands seeking preliminary injunctive relief. On August 5, 2004, the Court denied Medinol's request for preliminary injunctive relief.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex(TM) and NIRFlex(TM) Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on September 23, 2003. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing on both appeals is scheduled for April 14, 2005.

DEPARTMENT OF JUSTICE INVESTIGATION
In October 1998, the Company recalled its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice has been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON(R) Ranger(TM) with Sox(TM) stent delivery system; aspects of the Company's relationship with Medinol, the vendor of the stent; and related events. The Company and two senior officials have been advised that they are targets of the federal grand jury investigation, but that no final decision has been made as to whether any potential charges would be brought. Although the Company has contested certain procedural matters related to the conduct of the investigation, the Company and the two senior officials have agreed to extend the applicable statute of limitations, which may result in the investigation continuing into the fall of 2004 or beyond. There can be no assurance that the investigation will result in an outcome favorable to the Company, that charges would not be brought, or that the Company would not agree to a further extension of the statute. The Company believes that it will ultimately be demonstrated that the Company and its officials acted responsibly and appropriately.

NOTE J - SEGMENT REPORTING

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenue from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions. Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2003 sales and operating results has been restated based on the Company's standard foreign exchange rates used for 2004. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

                                                            United                                 Inter-
(in millions)                                               States       Europe       Japan     Continental     Total
------------------------------------------------------     --------     --------     --------     --------     --------
Three months ended June 30, 2004
     Net sales                                             $    944     $    218     $    156     $    121     $  1,439
     Operating income allocated to reportable segments          519          104           91           55          769

Three months ended June 30, 2003
     Net sales                                             $    482     $    164     $    144     $     74     $    864
     Operating income allocated to reportable segments          183           75           82           28          368

Six months ended June 30, 2004
     Net sales                                             $  1,520     $    428     $    305     $    230     $  2,483
     Operating income allocated to reportable segments          730          210          182          106        1,228

Six months ended June 30, 2003
     Net sales                                             $    961     $    314     $    280     $    136     $  1,691
     Operating income allocated to reportable segments          370          141          160           49          720

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

                                                                   Three Months Ended           Six Months Ended
                                                                        June 30,                    June 30,
(in millions)                                                      2004          2003          2004          2003
------------------------------------------------------------     --------      --------      --------      --------
Net sales:
     Total net sales for reportable segments                     $  1,439      $    864      $  2,483      $  1,691
     Foreign exchange                                                  21           (10)           59           (30)
                                                                 --------      --------      --------      --------
                                                                 $  1,460      $    854      $  2,542      $  1,661
                                                                 ========      ========      ========      ========
Income before income taxes:
     Total operating income allocated to reportable segments     $    769      $    368      $  1,228      $    720
     Manufacturing operations                                         (82)          (72)         (164)         (143)
     Corporate expenses and foreign exchange                         (175)         (111)         (288)         (217)
     Litigation-related charges                                                                                  (7)
     Purchased research and development                               (64)          (12)          (64)          (25)
                                                                 --------      --------      --------      --------
                                                                      448           173           712           328
     Other income (expense), net                                      (16)          (12)          (25)          (27)
                                                                 --------      --------      --------      --------
                                                                 $    432      $    161      $    687      $    301
                                                                 ========      ========      ========      ========

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS

FINANCIAL SUMMARY

THREE MONTHS ENDED JUNE 30, 2004

Net sales for the three months ended June 30, 2004 were $1,460 million as compared to $854 million for the three months ended June 30, 2003, an increase of 71 percent. Excluding the favorable impact of $31 million of foreign currency fluctuations, net sales increased 67 percent. The reported net income for the three months ended June 30, 2004 was $313 million, or $0.36 per share (diluted), as compared to $114 million, or $0.13 per share, for the three months ended June 30, 2003. The reported results for the three months ended June 30, 2004 included after-tax charges of $64 million, or $0.07 per share, consisting of purchased research and development costs attributable to the recent acquisitions of Advanced Bionics Corporation (Advanced Bionics) and Precision Vascular Systems, Inc. (PVS). The reported results for the three months ended June 30, 2003 included after-tax charges of $12 million, or $0.01 per share, consisting of purchased research and development costs attributable to acquisitions that closed in the first quarter of 2003.

SIX MONTHS ENDED JUNE 30, 2004

Net sales for the six months ended June 30, 2004 were $2,542 million as compared to $1,661 million for the six months ended June 30, 2003, an increase of 53 percent. Excluding the favorable impact of $89 million due to foreign currency fluctuations, net sales increased approximately 48 percent. The reported net income for the six months ended June 30, 2004 was $507 million, or $0.59 per share (diluted), as compared to $211 million, or $0.25 per share, for the six months ended June 30, 2003. The reported results for the six months ended June 30, 2004 included after-tax charges of $64 million, or $0.07 per share, consisting of purchased research and development costs attributable to the Company's recent acquisitions. The reported results for the six months ended June 30, 2003 included after-tax charges of $32 million, or $0.04 per share, consisting of purchased research and development costs of $25 million attributable to acquisitions that closed in the first quarter of 2003 and a $7 million charge related to litigation.

The results for the three and six months ended June 30, 2004 included the net impact of the recall of certain units of the Company's Taxus(TM) Express(2)(TM) paclitaxel-eluting coronary stent systems and Express(2)(TM) coronary stent systems, in the amount of $57 million (after-tax). The recall impact consists of the establishment of a sales returns reserve of $35 million and an inventory write-down of $43 million.

NET SALES
The following tables provide worldwide net sales by region and relative change on an as reported and constant foreign currency basis for the three and six months ended June 30, 2004 and 2003, respectively:

                               Three Months                       Change
                              Ended June 30,           As Reported       Constant
(in millions)              2004            2003       Currency Basis   Currency Basis
                         --------        --------        --------         --------
UNITED STATES            $    944        $    482              96%              96%

EUROPE                        236             165              43%              34%
JAPAN                         157             134              17%               8%
INTER-CONTINENTAL             123              73              68%              63%
                         --------        --------        --------         --------
INTERNATIONAL                 516             372              39%              30%

                         --------        --------        --------         --------
WORLDWIDE                $  1,460        $    854              71%              67%
                         ========        ========        ========         ========

                                Six Months                        Change
                              Ended June 30,           As Reported       Constant
                           2004            2003       Currency Basis   Currency Basis
                         --------        --------        --------         --------

UNITED STATES            $  1,520        $    961              58%              58%

EUROPE                        471             310              52%              37%
JAPAN                         312             260              20%              10%
INTER-CONTINENTAL             239             130              84%              70%
                         --------        --------        --------         --------
INTERNATIONAL               1,022             700              46%              33%

                         --------        --------        --------         --------
WORLDWIDE                $  2,542        $  1,661              53%              48%
                         ========        ========        ========         ========

United States (U.S.) revenues increased primarily due to $468 million and $566 million in sales of the TAXUS stent system during the three and six months ended June 30, 2004, respectively. The Company commenced its tiered U.S. launch of the TAXUS stent system late in the first quarter of 2004. The increase was offset by declines in bare metal stent revenue of approximately $49 million and $96 million during the three and six months ended June 30, 2004, respectively, as physicians continued to convert interventional procedures from bare metal to drug-eluting stent technology, including the TAXUS stent system. The Company estimates that, as of June 30, 2004, physicians have converted more than 80 percent of the stents used in interventional procedures in the U.S. from bare metal stent systems to drug-eluting stent systems, as compared to approximately 50 percent at December 31, 2003. The remainder of the increase in U.S. revenues was related to sales growth in each of the Company's other five U.S. divisions.

International revenues increased primarily due to $129 million and $247 million in sales for the three and six months ended June 30, 2004, respectively, of the TAXUS stent system in the Company's Europe and Inter-Continental markets as compared to $32 million and $39 million, respectively, in the same periods in the prior year. The TAXUS stent system was launched in these markets late in the first quarter of 2003. The increase in international revenues was also attributable to revenue growth of approximately $23 million and $52 million in Japan during the three and six months ended June 30, 2004, respectively, following the launch of the Express(2) coronary stent system in the first quarter of 2004.

Worldwide coronary stent sales increased approximately 430 percent and 293 percent, respectively, to $652 million and $936 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. The increase was primarily due to $597 million and $813 million in sales of the TAXUS stent system for the three and six months ended June 30, 2004, respectively, as compared to $32 million and $39 million in the same periods in the prior year. The increase was offset by declines in bare metal stent revenue of $36 million and $76 million for the three and six months ended June 30, 2004, respectively, as physicians continued to convert interventional procedures from bare metal to drug-eluting stent technology, including the TAXUS stent system.

The following tables provide worldwide net sales by division and relative change on an as reported and constant foreign currency basis for the three and six months ended June 30, 2004 and 2003, respectively:

                               Three Months                       Change
                              Ended June 30,           As Reported       Constant
(in millions)              2004            2003       Currency Basis   Currency Basis
                         --------        --------        --------         --------
Cardiovascular           $  1,092        $    532             105%             100%
Electrophysiology              31              28              11%              12%
Neurovascular                  62              55              13%               8%
                         --------        --------        --------         --------
CARDIOVASCULAR              1,185             615              93%              88%

Oncology                       45              41              10%               8%
Endoscopy                     159             144              10%               7%
Urology                        64              54              19%              14%
                         --------        --------        --------         --------
ENDOSURGERY                   268             239              12%               9%

Neuromodulation                 7                             N/A              N/A

                         --------        --------        --------         --------
WORLDWIDE                $  1,460        $    854              71%              67%
                         ========        ========        ========         ========

                                Six Months                        Change
                              Ended June 30,           As Reported       Constant
                           2004            2003       Currency Basis   Currency Basis
                         --------        --------        --------         --------

Cardiovascular           $  1,815        $  1,034              76%              69%
Electrophysiology              63              55              15%              11%
Neurovascular                 126             106              19%              13%
                         --------        --------        --------         --------
CARDIOVASCULAR              2,004           1,195              68%              61%

Oncology                       91              79              15%              11%
Endoscopy                     317             282              12%               8%
Urology                       123             105              17%              13%
                         --------        --------        --------         --------
ENDOSURGERY                   531             466              14%              10%

Neuromodulation                 7                             N/A              N/A

                         --------        --------        --------         --------
WORLDWIDE                $  2,542        $  1,661              53%              48%
                         ========        ========        ========         ========

The Company's international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

GROSS PROFIT

                                   Three Months Ended                                        Six Months Ended
                                         June 30,                                                June 30,
                            2004                       2003                      2004                          2003
                  -------------------------- -------------------------   ---------------------------   ------------------------
(in millions)       $         % of Net Sales   $        % of Net Sales     $          % of Net Sales     $       % of Net Sales
----------------- -----       -------------- -----      --------------   -----        --------------   -----     --------------
Gross Profit      1,097            75.1        619            72.5       1,887             74.2        1,200         72.2

The increase in gross profit during the three months ended June 30, 2004 was primarily due to an approximately 700 basis point increase as a result of shifts in the Company's product sales mix toward higher margin products, primarily drug-eluting coronary stents. The increase in the Company's gross profit percentage was offset by approximately 300 basis points related to the $43 million (pre-tax) write-down of inventory in conjunction with the recall of coronary stent systems. In addition, gross profit as a percentage of net sales was reduced by approximately 50 basis points attributable to other expenses primarily associated with the increase in the number of units manufactured; and by approximately 40 basis points due to currency translation hedging that was offset by foreign currency fluctuations.

The increase in gross profit during the six months ended June 30, 2004 was primarily due to an approximately 560 basis point increase as a result of shifts in the Company's product sales mix toward higher margin products, primarily drug-eluting coronary stents. The increase in the Company's gross profit percentage was offset by approximately 220 basis points related to $57 million (pre-tax) in inventory write-downs, primarily attributable to the recall of coronary stent systems of $43 million (pre-tax) recorded in the second quarter of 2004 and the write-down of TAXUS inventory of $14 million (pre-tax) recorded in the first quarter of 2004 due to shelf-life dating. In addition, gross profit as a percentage of net sales was reduced by approximately 70 basis points attributable to other expenses primarily associated with the increase in the number of units manufactured; and by approximately 40 basis points due to currency translation hedging that was offset by foreign currency fluctuations.

OPERATING EXPENSES
The following is a summary of certain operating expenses for the three months and the six months ended June 30, 2004 and 2003:

                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                     2004              2003              2004              2003
                                                 -------------     -------------     -------------     -------------
                                                        % of Net          % of Net          % of Net          % of Net
(in millions)                                     $      Sales      $      Sales      $       Sales     $       Sales
--------------------------------------------     ----     ----     ----     ----     ----     ----     ----     ----
Selling, general and administrative expenses      375     25.7      292     34.2      723     28.4      563     33.9
Amortization expense                               26      1.8       21      2.5       48      1.9       41      2.5
Royalties                                          52      3.6       13      1.5       74      2.9       25      1.5
Research and development expenses                 132      9.0      108     12.6      266     10.5      211     12.7

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
For the three and six months ended June 30, 2004, the increase in SG&A expenses was primarily related to approximately $45 million and $80 million, respectively, in additional marketing programs, increased headcount and higher employee compensation, primarily attributable to the TAXUS stent program, and, to a lesser degree, to support the Company's other product franchises; and approximately $10 million and $20 million, respectively, in increased expense due to foreign currency fluctuations. The Company also experienced increases in general and administrative expenses of approximately $20 million and $40 million in the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year. The decrease in SG&A expenses as a percentage of net sales was primarily attributable to the Company's efforts to grow SG&A spending at a slower rate than revenue.

AMORTIZATION EXPENSE
The increase in amortization expense in the three and six months ended June 30, 2004 was primarily attributable to the amortization of intangible assets from the acquisitions of Advanced Bionics and PVS. Amortization relating to these two acquisitions for the remainder of 2004 will be approximately $15 million.

ROYALTIES
The increase in royalties for the three and six months ended June 30, 2004 was due to increased sales of royalty-bearing products. Royalties attributable to sales of the Company's TAXUS stent system increased by approximately $40 million and $50 million for the three and six months ended June 30, 2004, respectively, as compared to the same periods in the prior year.

RESEARCH AND DEVELOPMENT EXPENSES
The increase in research and development expenses reflects spending on new product development programs as well as regulatory compliance and clinical research. During the three and six months ended June 30, 2004, the Company continued to invest heavily in its research and development efforts. The growth in dollar spending reflects investment across multiple programs and divisions.

INTEREST EXPENSE AND OTHER, NET
Interest expense was $14 million and $12 million for the three months ended June 30, 2004 and 2003, respectively, and $25 million and $23 million for the six months ended June 30, 2004 and 2003, respectively. The increase in interest expense for the three and six months ended June 30, 2004 was primarily due to the increase in average debt levels, which were partially offset by a decrease in average interest rates.

Other, net, was expense of $2 million and income of less than $1 million for the three months ended June 30, 2004 and 2003, respectively, and was expense of less than $1 million and expense of $4 million for the six months ended June 30, 2004 and 2003, respectively. Included in other, net for the three and six months ended June 30, 2004 were realized gains of $17 million and $32 million, respectively, related to sales of investments and write-downs of $9 million and $25 million, respectively, related to other than temporary declines in the book value of certain investments in privately held entities. The Company does not believe that these write-downs of assets will have a material impact on future operations. Other, net was also impacted by foreign currency transaction gains and losses that were not individually significant.

TAX RATE
The Company's reported tax rate was 28 percent and 29 percent for the three months ended June 30, 2004 and 2003, respectively, and was 26 percent and 30 percent for the six months ended 2004 and 2003, respectively. The decrease in the Company's reported tax rate was due primarily to more revenue being generated from products manufactured in lower tax jurisdictions during the three and six months ended June 30, 2004, as compared to the same periods in the prior year. The decrease was partially offset by an increase in purchased research and development charges to $64 million for both the three and six months ended June 30, 2004 as compared to $12 million and $25 million for the three and six months ended June 30, 2003, respectively. These charges are not deductible for tax purposes. Management currently estimates that the 2004 effective tax rate will remain at approximately 24 percent, net of special charges. However, the effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing of products sold by the Company or by business acquisitions.

The Company had recognized net deferred tax liabilities aggregating $39 million at June 30, 2004 and net deferred tax assets aggregating $94 million at December 31, 2003. The fluctuation in the Company's deferred tax accounts is primarily due to the intangible assets obtained in connection with the acquisition of Advanced Bionics and PVS. In light of the Company's historical financial performance, the Company believes that its deferred tax assets will be substantially recovered.

PURCHASED RESEARCH AND DEVELOPMENT
The Company's purchased research and development charges recorded during the six months ended June 30, 2004 relate to the acquisitions of Advanced Bionics and PVS.

On June 1, 2004, the Company completed its acquisition of 100 percent of the fully diluted equity of Advanced Bionics for an initial payment of approximately $740 million in cash, plus earn out payments that are contingent upon Advanced Bionics products reaching future performance milestones. Advanced Bionics has developed or is developing implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. The acquisition was intended to expand the Company's technology portfolio into the implantable microelectronic device market. The Advanced Bionics acquisition was structured to include earnout payments that are primarily contingent on the achievement of future performance milestones, with certain milestone payments also tied to profitability. The performance milestones are segmented by Advanced Bionics' four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion microstimulators), each milestone with a 72-month earnout horizon from the date of the anticipated product launch. Base earnout payments on these performance milestones approximate two and a quarter times incremental sales for each annual period. There are also bonus earnout payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013.

On April 2, 2004, the Company completed its acquisition of the remaining outstanding shares of PVS for an initial payment of approximately $75 million in cash, plus earnout payments that are contingent upon PVS products reaching future performance milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide the Company with expanded vascular access technology and an expanded intellectual property portfolio.

The Company's condensed consolidated financial statements include Advanced Bionics' and PVS' operating results from the date of acquisition. See Note E for pro forma information that presents a summary of consolidated results of operations of the Company and Advanced Bionics as if the acquisition had occurred at the beginning of each of 2003 and 2004. Pro forma information is not presented for PVS, as PVS' results of operations prior to its date of acquisition are not significant in relation to the Company's consolidated results.

The amounts paid for each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets based on detailed valuations. The Company's purchased research and development charges are based upon these valuations. The valuation of purchased research and development represents the estimated fair value at the date of acquisition related to in-process projects. As of the date of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the products in an applicable geographical region. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisition. If the projects are not successful, or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

The income approach was used to establish the fair values of purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to the in-process project over its useful life and then discounting these after-tax cash flows back to a present value. Revenue estimates were based on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process research and development projects, the Company considered, among other factors, the in-process project's stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The discount rate used to arrive at a present value as of the date of acquisition was based on the time value of money and medical technology investment risk factors. For the purchased research and development programs acquired in connection with the Company's 2004 acquisitions, risk-adjusted discount rates ranging from 18 percent to 27 percent were utilized to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

The most significant in-process projects acquired in connection with the Company's 2004 acquisitions include Advanced Bionics' bion(TM) microstimulator and drug delivery pump, which collectively represent approximately 77 percent of the 2004 in-process projects value. The bion microstimulator is an implantable neurostimulation device that may be used to treat a variety of neurological conditions, including urge incontinence, epilepsy, sleep apnea, erectile dysfunction and migraine headaches. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. The drug delivery pump is an implanted programmable device used to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. As of the date of acquisition, the products were expected to be commercially available on a worldwide basis within three to four years.

The Company's research and development projects acquired in connection with its previous business combinations are generally progressing in line with the estimates set forth in the Company's 2003 Annual Report on Form 10-K. The Company expects to continue to pursue these research and development efforts and believes it has a reasonable chance of completing the projects.

OUTLOOK

During the second quarter of 2004, the Company increased its revenue by 71 percent, its reported net income by 175 percent and its operating cash flow by 117 percent relative to the second quarter of 2003, primarily due to sales of its TAXUS stent system that was approved for sale in the U.S. on March 4, 2004. The Company estimates that the 2004 worldwide coronary stent market will approach $4.7 billion, and may grow to approximately $5 billion in 2005. The Company believes it can maintain and expand its position within this market for a variety of reasons, including its years of scientifically rigorous research and development, the results of its TAXUS clinical program, the combined strength of the components of its technology, its overall market leadership, and its sizeable interventional cardiology sales force. In addition, in order to capitalize on this opportunity, the Company has made significant investments in its sales, clinical, marketing and manufacturing capabilities.

On July 2, the Company announced the voluntary recall of approximately 200 TAXUS Express(2) coronary stent systems, due to characteristics in the delivery catheters that have the potential to impede balloon deflation during a coronary angioplasty procedure. Further analysis and investigation of the TAXUS Express(2) (paclitaxel-eluting) and Express(2) (bare metal) stent systems, both of which share the same delivery catheter, revealed that certain additional production lots exhibited these same characteristics. As a result, on July 16, the Company announced that it was voluntarily expanding the recall. The recall involved approximately 85,000 TAXUS stent systems and approximately 11,000 Express(2) stent systems. On August 5, as a result of ongoing monitoring, the Company announced that it was expanding the recall to include approximately 3,000 additional TAXUS stent systems. The additional stent systems remained within the parameters of the July 16 action. Overall, the Company has shipped more than 600,000 TAXUS stent systems and more than 600,000 Express(2) stent systems. The Company continues to work with the Food and Drug Administration (FDA) to monitor the deflation problem and will take additional actions as necessary in the interest of patient safety.

As a result of its investigation, the Company has implemented reviews of its manufacturing process, additional inspections, and an FDA-approved modification to the manufacturing process for these products. The Company believes these measures will be effective in reducing the occurrence of balloon non-deflation. Following the recall, the Company increased its production of coronary stents and used its existing supply of coronary stents not subject to the recall to replenish the U.S. market. In addition, the Company believes that it will be able to replenish the Europe and Inter-Continental markets during the third quarter of 2004. However, the Company's ability to achieve the level of interventional cardiology sales it had attained prior to the recall, and to build on this sales level, may be impacted by physician confidence in the TAXUS stent system, their return to historical purchasing patterns, and the availability of TAXUS stent systems and competing drug-eluting stent products.

The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. A material decline in the Company's coronary stent revenue would likely have a material adverse impact on the future operating results of the Company. The most significant variables impacting the size of the coronary stent market and the Company's position within this market include the adoption rate of drug-eluting stent technology, reimbursement policies, the timing of new competitive launches, the average selling prices of drug-eluting stent systems, delayed or limited regulatory approvals, unexpected variations in clinical results or product performance, continued physician acceptance, the availability of inventory to meet customer demand, the average number of stents used per procedure, third-party intellectual property and the outcome of litigation. Inconsistent clinical data from ongoing or future trials conducted by the Company, or additional clinical data presented by the Company's competitors, may impact the Company's position in and share of the drug-eluting stent market.

Physicians have rapidly adopted drug-eluting technology in the U.S. The Company believes that the more gradual adoption rates in Europe as compared to the U.S. are primarily due to the timing of local reimbursement and funding levels. A more gradual physician adoption rate may limit the number of procedures in which the technology may be used and the price at which institutions may be willing to purchase the technology.

The Company's drug-eluting stent system is currently one of only two drug-eluting products in the market. The Company expects its share of the drug-eluting stent market as well as unit prices to be adversely impacted as additional competitors enter the drug-eluting stent market, which the Company anticipates during 2004 and 2005 internationally and during 2006 in the U.S. During the second quarter of 2004, one of the Company's competitors launched its drug-eluting stent in Japan. Until the Company launches its drug-eluting stent in Japan, which is expected in 2006, it is likely that its Japan coronary stent business will be subject to significant share pressure. The Company anticipates launching its next generation drug-eluting stent product, the Taxus(TM) Liberte(TM) coronary stent system, in certain international markets in 2005 and in the U.S. in 2006, subject to regulatory approval.

The manufacture of the TAXUS stent system involves the integration of multiple technologies and complex processes. During 2004, the Company increased the amount of TAXUS inventory on hand to meet the forecasted demand for the product. Expected inventory levels may be impacted by replenishing recalled units, significant favorable or unfavorable changes in forecasted demand and disruptions associated with the TAXUS manufacturing process. In addition, variability in expected demand, product mix and shelf-life may result in excess or expired inventory positions and additional future inventory charges.

Further, there continues to be significant intellectual property litigation in the coronary stent market. The Company is currently involved in a number of legal proceedings with its competitors, including Johnson & Johnson, Medtronic and Medinol Ltd. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact the Company's ability to meet its objectives in the market. See the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 and the 2003 Annual Report filed on Form 10-K for a description of these legal proceedings.

Since early 2001, the Company has consummated several business acquisitions. Management believes it has developed a sound plan to integrate these businesses. However, the failure to successfully integrate these businesses could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions and other strategic alliances, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

In addition, the Company has entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments by the Company. The Company enters these strategic alliances to broaden its product technology portfolio and to strengthen and expand the Company's reach into existing and new markets. The success of these alliances is an important element of the Company's growth strategy. However, the full benefit of these alliances is often dependent on the strength of the other companies' underlying technology. The inability to achieve regulatory approvals, competitive product offerings, or litigation related to this technology may, among other factors, prevent the Company from realizing the benefit of these alliances. The Company regularly reviews its investments to determine whether these investments are impaired. If so, the carrying value is written down to fair value in the period identified. The Company's exposure to loss related to its strategic alliances is generally limited to its equity investments, notes receivable and intangible assets associated with these alliances.

The Company expects to continue to invest significantly in its drug-eluting stent program to achieve sustained worldwide market leadership positions. In addition, the Company anticipates increasing its focus and spending on internal research and development and other programs not associated with its TAXUS drug-eluting stent technology. Further, the Company will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. Potential future acquisitions, including companies with whom Boston Scientific currently has strategic alliances, may be dilutive to the Company's earnings and may require additional financing, depending on their size and nature.

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to revenues. Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models, and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, the Company is required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals, may limit the Company's ability to market its full line of existing products within these jurisdictions.

These factors may impact the rate at which the Company can grow. However, management believes that it continues to position the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

Key performance indicators used by management to assess the liquidity of the Company are as follows:

                                                           Six Months Ended
                                                                June 30,
(in millions)                                              2004         2003
-------------------------------------------------        --------     --------
Cash provided by operating activities                    $    574     $    354
Cash used for investing activities                          1,241          506
Cash provided by financing activities                         997          273
EBITDA(1)                                                     825          411

EBITDA for the six months ended June 30, 2004 and 2003 included pre-tax charges of $64 million and $32 million, respectively. These pre-tax charges consisted of purchased research and development costs attributable to acquisitions and a litigation charge.

OPERATING ACTIVITIES
The increase in cash generated by operating activities was primarily attributable to the increase in EBITDA offset by changes in operating assets and liabilities. The increase in EBITDA in the six months ended June 30, 2004 as compared to the same period in the prior year was primarily due to the first quarter launch of the TAXUS stent system in the U.S. and sales of the TAXUS stent system in the Company's Europe and Inter-Continental markets. A portion of the cash generated from TAXUS sales was invested in the Company's sales, clinical and manufacturing capabilities and in other research and development projects.



--------------------------------------------------------------------------------
(1) The following represents a reconciliation between EBITDA and net income:

                                                           Six Months Ended
                                                                June 30,
(in millions)                                              2004         2003
-------------------------------------------------        --------     --------
Net income                                               $    507     $    211
Income taxes                                                  180           90
Interest expense                                               25           23
Interest income                                                (5)          (2)
Depreciation and amortization                                 118           89
EBITDA                                                   $    825     $    411

Management uses EBITDA to assess operating performance and believes it may assist users of the financial statements in analyzing the underlying trends in the Company's business over time. Users of the Company's financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP.

Significant cash flow effects from operating assets and liabilities in the six months ended June 30, 2004 included decreases in cash flow of approximately $260 million attributable to accounts receivable, partially offset by an increase in accounts payable and accrued expenses of approximately $65 million. The increase in trade accounts receivable was primarily due to sales growth, where payment is not due until the third quarter of 2004. The increase in accounts payable and accrued expenses was primarily the result of the increase in amounts due for royalties attributable to sales growth of royalty-bearing products, including TAXUS stent systems, and an increase in employee-related accruals.

INVESTING ACTIVITIES
The Company made capital expenditures of $135 million during the six months ended June 30, 2004 as compared to $74 million for the same period in the prior year. The increase in capital expenditures was primarily due to spending of $45 million related to the purchase of an office complex in the U.S. during the six months ended June 30, 2004. The Company expects to incur capital expenditures of approximately $200 million during the remainder of 2004, which includes additional investments in the Company's facility network both in the U.S. and abroad.

During 2004, the Company continued to invest in securities with maturity dates that exceeded 90 days to benefit from higher returns. During the six months ended June 30, 2004, the Company purchased approximately $307 million of these investments and approximately $99 million of these investments matured. The Company's investing activities during the six months ended June 30, 2004 also included $90 million of cash proceeds from sales of privately held and publicly traded equity securities; $804 million of payments attributable to the current year acquisitions, net of cash acquired; $81 million of acquisition-related payments primarily associated with Embolic Protection, Inc. and Inflow Dynamics, Inc.; and $103 million of payments for strategic alliances with both privately held and publicly traded entities.

FINANCING ACTIVITIES
During the six months ended June 30, 2004, the Company received proceeds from borrowings of $820 million. Proceeds from debt issuances were used principally to fund the acquisitions of Advanced Bionics and PVS, and other strategic alliances. The Company's net debt (borrowings less cash, cash equivalents, and investments in debt securities) increased by $293 million to $1,266 million at June 30, 2004 from $973 million at December 31, 2003. In addition, during the six months ended June 30, 2004, the Company received proceeds of $177 million in connection with the issuance of shares of its common stock pursuant to its stock option and employee stock purchase plans as compared to $126 million for the same period in the prior year.

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

BORROWINGS AND CREDIT ARRANGEMENTS
During the first half of 2004, the Company refinanced its existing $1,200 million credit facilities. At June 30, 2004, the Company's revolving credit facilities totaled $2,020 million, consisting of a $1,500 million credit facility that terminates in May 2009; a $500 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; and a $20 million uncommitted credit facility. Use of the borrowings is unrestricted and the borrowings are unsecured.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $1,046 million and $1,003 million of commercial paper outstanding at June 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.33 percent and 1.20 percent, respectively.

In addition, the Company increased its borrowing capacity under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, from $200 million to $400 million. The Company had approximately $382 million and $194 million of borrowings outstanding under its revolving credit and security facility at June 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.46 percent and 1.44 percent, respectively. The Company expects to renew the revolving credit and security facility for an additional 364 days upon its maturity in August 2004.

The Company has the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. At June 30, 2004, the Company expects that a minimum of approximately $1,150 million of its short-term obligations will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings, as compared to $650 million of short-term bank obligations classified as long-term at December 31, 2003.

The Company had $500 million of senior notes outstanding at June 30, 2004 and December 31, 2003 that are due March of 2005. These notes are registered securities, bear a semi-annual coupon of 6.625 percent and are not redeemable prior to maturity or subject to any sinking fund requirements. The Company has classified these notes as a current liability at June 30, 2004.

In June 2004, due to favorable market conditions, the continued increase of non-U.S. cash balances and to support the Company's strategic growth objectives, the Company issued $600 million of senior notes due June 2014 under a Public Debt Registration Statement previously filed with the U.S. Securities and Exchange Commission (SEC). These notes bear a semi-annual coupon of 5.45 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The Company entered a fixed-to-floating interest rate swap to hedge against changes in the fair value of these notes. The Company recorded changes in the fair value of these notes since the inception of the interest rate swap. Interest payments made or received under the interest rate swap agreement are recorded as interest expense. Interest is payable at the six-month LIBOR rate plus zero percent, which was approximately 1.94 percent at June 30, 2004.

In the second half of 2004, the Company expects to file a Public Registration Statement with the SEC for the issuance of up to $1,500 million in various debt and equity securities. The Company may seek to issue approximately $500 million in debt securities under this Public Registration Statement during the remainder of 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Certain of the Company's business combinations involve contingent consideration. These payments, if and when made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance milestones, including achieving specified revenue levels, product development targets or regulatory approvals. At June 30, 2004 and December 31, 2003, the Company had accruals for acquisition-related obligations of approximately $13 million and $79 million, respectively. These accruals were recorded primarily as adjustments to goodwill and purchased research and development. In addition, at June 30, 2004, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $3.2 billion, some of which may be payable in the Company's common stock. Certain earnout payments are based on multiples of the acquired company's revenue during the earnout period, and consequently, the total payments are not currently determinable. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earnout obligation. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $7.0 billion.

PRODUCT LIABILITY CLAIMS
The Company is substantially self-insured with respect to general and product liability claims. In the normal course of its business, product liability claims are asserted against the Company. The Company accrues anticipated costs of litigation and loss for product liability claims based on historical experience, or to the extent they are probable and estimable. Losses for claims in excess of the limits of purchased insurance are recorded in earnings at the time and to the extent they are probable and estimable. Product liability claims against the Company will likely be asserted in the future related to events not known to management at the present time. The absence of third-party insurance coverage increases the Company's exposure to unanticipated claims or adverse decisions. However, based on product liability losses experienced in the past, the election to become substantially self-insured is not expected to have a material impact on future operations.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

o volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;
o the Company's ability to continue significant growth in revenue, gross profit, earnings and cash flow resulting from the sale of the TAXUS drug-eluting stent system in the U.S., and to launch the TAXUS stent system in Japan in 2006;
o the timing and continued availability of the TAXUS stent system in sufficient quantities and mix, the Company's ability to prevent disruptions to its TAXUS manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world;
o the impact of new drug-eluting stents on the size of the coronary stent market and distribution of share within the coronary stent market in the U.S. and around the world;
o the overall performance and continued physician confidence in drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by the Company or its competitors;
o the Company's ability to capitalize on the opportunity in the drug-eluting stent market for continued growth in revenue and earnings and to maintain worldwide market leadership positions through reinvestment in the Company's drug-eluting stent program;
o the Company's ability to take advantage of its position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to take advantage of opportunities that exist in the markets it serves;
o the ability of the Company to manage inventory levels, accounts receivable and gross margins relating to the Company's TAXUS stent system and to react effectively to worldwide economic and political conditions;
o the Company's ability to successfully develop programs not associated with its TAXUS drug-eluting stent technology;
o the Company's ability to manage research and development and other operating expenses in light of significant expected revenue growth;
o the Company's ability to achieve benefits from its increased focus on internal research and development and its ability to capitalize on opportunities across its businesses;
o the Company's ability to integrate the acquisitions and other strategic alliances it has consummated since early 2001;

o the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;
o the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company and the ultimate cost and success of these initiatives;
o the Company's ability to maintain a 24 percent effective tax rate, excluding net special charges, during 2004 and to substantially recover its deferred tax assets;
o the ability of the Company to meet its projected cash needs over the next twelve months, to maintain borrowing flexibility and to renew or refinance its borrowings beyond the next twelve months;
o the Company's ability to issue debt or equity securities on terms reasonably acceptable to the Company;
o risks associated with international operations including compliance with local legal and regulatory requirements;
o the potential effect of foreign currency fluctuations and interest rate fluctuations on revenues, expenses and resulting margins;
o the effect of litigation, risk management practices including self insurance, and compliance activities on the Company's loss contingency, legal provision and cash flow; and
o the impact of stockholder, patent, product liability, Medinol Ltd. and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had currency derivative instruments outstanding in the notional amount of $3,107 million and $1,724 million at June 30, 2004 and December 31, 2003, respectively. The Company recorded $37 million of assets and $34 million of liabilities to recognize the fair value of these instruments at June 30, 2004, compared to $15 million of assets and $84 million of liabilities to recognize the fair value of these instruments at December 31, 2003. A 10 percent appreciation in the U.S. dollar's value relative to the hedged currencies would increase the derivative instruments' fair value by $120 million and $105 million at June 30, 2004 and December 31, 2003, respectively. A 10 percent depreciation in the U.S. dollar's value relative to the hedged currencies would decrease the derivative instruments' fair value by $122 million and $128 million at June 30, 2004 and December 31, 2003, respectively. Any increase or decrease in the fair value of the Company's currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

The Company's earnings and cash flow exposure to interest rates consists of fixed and floating rate debt instruments that are denominated primarily in U.S. dollars and Japanese yen. The Company uses interest rate derivative instruments to manage its exposure to interest rate movements and to reduce borrowing costs by converting floating rate debt into fixed rate debt or fixed rate debt into floating rate debt. The Company had interest rate derivative instruments outstanding in the notional amount of $1,100 million and $500 million at June 30, 2004 and December 31, 2003, respectively. The fair values of these instruments recorded on the Company's consolidated balance sheets at June 30, 2004 and December 31, 2003 are not material. A 100 basis point increase in global interest rates would decrease the derivative instruments' fair value by $51 million at June 30, 2004, compared to $7 million at December 31, 2003. A 100 basis point decrease in global interest rates would increase the derivative instruments' fair value by $56 million at June 30, 2004, compared to $7 million at December 31, 2003. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.


ITEM 4: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls ensure that material information required to be disclosed by the Company in the report that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and ensure that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, the Company's disclosure controls and procedures were effective. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under all potential circumstances.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended June 30, 2004, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4:       SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Stockholders of the Company was held on May 11, 2004, at which the Company's stockholders voted on:

              (i) the election of four Class III Directors of the Company to hold office until the 2007 Annual Meeting of Stockholders; and

              (ii) the ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2004.

              A total of 680,918,461 shares, or approximately 82%, of the Company's common stock were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:

              (i) The individuals named below were re-elected to a three-year term as Class III directors:


              --------------------------------------- --------------------------
                                                        VOTES         VOTES
                   NOMINEES                              FOR         WITHHELD
              --------------------------------------- --------------------------
              Class III
              --------------------------------------- ------------- ------------
                 Ursula M. Burns                      667,544,495   13,373,966
              --------------------------------------- ------------- ------------
                 Marye Anne Fox                       658,547,902   22,370,559
              --------------------------------------- ------------- ------------
                 N.J. Nicholas, Jr.                   653,033,560   27,884,901
              --------------------------------------- ------------- ------------
                 John E. Pepper                       648,615,795   32,302,666
              --------------------------------------- ------------- ------------

              John E. Abele, Joel L. Fleishman, Ray J. Groves, Ernest Mario, Peter M. Nicholas, Uwe E. Reinhardt, Senator Warren B. Rudman and James R. Tobin all continue to serve as directors of the Company.

              (ii) The ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 2004 was approved by a vote of 647,961,784 shares voting for, 29,213,338 shares voting against and 3,743,339 abstaining.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits


                    10.1 Form of Amendment #4 to Credit and Security Agreement dated as of May 20, 2004

                    10.2 Form of $1,500,000,000 Multi-Year Revolving Credit Agreement dated as of May 14, 2004

                    10.3 Form of $500,000,000 364-Day Revolving Credit Agreement dated as of May 14, 2004

                    31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                    32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

                    32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer



              (b)   Reports on Form 8-K

                    The following reports were filed during the quarter ended June 30, 2004:

                      Form 8-K     Date of Event            Description
                      --------     -------------            -----------

                      Items 2, 9   June 1, 2004       Announcement of execution
                                                      of Merger Agreement to
                                                      acquire 100 percent of the
                                                      fully diluted equity of
                                                      Advanced Bionics
                                                      Corporation

                      Item 2, 7    June 4, 2004       Announcement of completion
                                                      of acquisition of Advanced
                                                      Bionics Corporation

                      Item 5       June 22, 2004      Announcement of launch of
                                                      public debt offering

                      Item 5, 7    June 25, 2004      Announcement of issuance
                                                      of $600 million aggregate
                                                      principal amount of 5.45%
                                                      senior notes under the
                                                      Company's existing shelf
                                                      registration statement

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2004.


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