Form 10-Q
period 2004-09-30
BOSTON SCIENTIFIC CORP
filed 2004-11-09
CIK 885725

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

            For the quarterly period ended: September 30, 2004


                         Commission file number: 1-11083



                          BOSTON SCIENTIFIC CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                               04-2695240
- -------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


One Boston Scientific Place, Natick, Massachusetts               01760-1537
- --------------------------------------------------               ----------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:  (508) 650-8000
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

         Yes  X                     No
            -----                     -----

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes  X                     No
            -----                     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                          Shares Outstanding as
         Class                                            of September 30, 2004
         -----                                            ---------------------

Common Stock, $.01 Par Value                                    844,476,871

================================================================================

                                  Page 1 of 48
                            Exhibit Index on Page 47

                                TABLE OF CONTENTS
                                -----------------




PART I      FINANCIAL INFORMATION                                       PAGE NO.

            ITEM 1.  Condensed Consolidated Financial Statements ...........  3

                     Condensed Consolidated Balance Sheets .................  3

                     Condensed Consolidated Statements of Operations .......  5

                     Condensed Consolidated Statements of Cash Flows .......  6

                     Notes to the Condensed Consolidated Financial
                     Statements.............................................  7


            ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations ................... 21


            ITEM 3.  Quantitative and Qualitative Disclosures About
                     Market Risk ........................................... 45


            ITEM 4.  Controls and Procedures ............................... 46





PART II     OTHER INFORMATION

            ITEM 1.  Legal Proceedings ..................................... 47


            ITEM 6.  Exhibits .............................................. 47



SIGNATURES ................................................................. 48

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited)



                                                                September 30,     December 31,
(in millions)                                                       2004              2003
- ----------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                    $      1,105      $        671
   Short-term investments                                                437                81
   Trade accounts receivable, net                                        846               542
   Inventories                                                           314               281
   Other current assets                                                  321               305
                                                                ------------      ------------
         Total current assets                                          3,023             1,880

Property, plant and equipment                                          1,551             1,337
Less: accumulated depreciation                                           712               593
                                                                ------------      ------------
                                                                         839               744


Goodwill                                                               1,713             1,275
Other intangible assets, net                                           1,614             1,186
Investments                                                              645               558
Other assets                                                             149                56
                                                                ------------      ------------
                                                                $      7,983      $      5,699
                                                                ============      ============






See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (continued)
(Unaudited)



                                                                September 30,     December 31,
(in millions, except share data)                                    2004              2003
- ----------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Commercial paper                                             $        244      $        547
   Notes payable and current maturities of long-term debt                512                 6
   Accounts payable and accrued expenses                                 934               675
   Other current liabilities                                             181               165
                                                                ------------      ------------
         Total current liabilities                                     1,871             1,393

Long-term debt                                                         1,740             1,172
Deferred income taxes                                                    258               151
Other long-term liabilities                                              109               121


Commitments and contingencies

Stockholders' equity:
   Preferred stock, $ .01 par value - authorized 50,000,000
      shares, none issued and outstanding
   Common stock, $ .01 par value - authorized 1,200,000,000
      shares, 844,476,871 shares issued at September 30, 2004;
      829,764,826 shares issued at December 31, 2003                       8                 8
   Additional paid-in capital                                          1,558             1,225
   Treasury stock, at cost - 3,502,850 shares at
      December 31, 2003                                                                   (111)
   Retained earnings                                                   2,494             1,789
   Accumulated other comprehensive loss                                  (55)              (49)
                                                                ------------      ------------
   Total stockholders' equity                                          4,005             2,862
                                                                ------------      ------------
                                                                $      7,983      $      5,699
                                                                ============      ============






See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                                      Three Months Ended                  Nine Months Ended
                                                                         September 30,                       September 30,
                                                                ------------------------------      ------------------------------
(in millions, except per share data)                                2004              2003              2004              2003
- ----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $      1,482      $        876      $      4,024      $      2,537
Cost of products sold                                                    309               243               964               704
                                                                ------------      ------------      ------------      ------------
Gross profit                                                           1,173               633             3,060             1,833

Selling, general and administrative expenses                             504               295             1,227               858
Amortization expense                                                      34                21                82                62
Royalties                                                                 57                15               131                40
Research and development expenses                                        145               113               411               324
Purchased research and development                                                           8                64                33
Litigation-related charges                                                75                 8                75                15
                                                                ------------      ------------      ------------      ------------
                                                                         815               460             1,990             1,332
                                                                ------------      ------------      ------------      ------------
Operating income                                                         358               173             1,070               501

Other income (expense):
   Interest expense                                                      (19)              (12)              (44)              (35)
   Other, net                                                              9                (3)                9                (7)
                                                                ------------      ------------      ------------      ------------

Income before income taxes                                               348               158             1,035               459
Income taxes                                                              90                34               270               124
                                                                ------------      ------------      ------------      ------------
Net income                                                      $        258      $        124      $        765      $        335
                                                                ============      ============      ============      ============

Net income per common share - basic                             $       0.31      $       0.15      $       0.91      $       0.41
                                                                ============      ============      ============      ============

Net income per common share - assuming dilution                 $       0.30      $       0.15      $       0.89      $       0.40
                                                                ============      ============      ============      ============




See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                ------------------------------
(in millions)                                                       2004              2003
- ----------------------------------------------------------------------------------------------
Cash provided by operating activities                           $      1,147      $        553

Investing activities:
   Purchases of property, plant and equipment, net                      (201)             (117)
   Purchases of held-to-maturity  investments                           (660)              (58)
   Maturities of held-to-maturity investments                            159                36
   Purchases of available-for-sale securities                            (23)              (99)
   Sales of available-for-sale securities                                 62
   Sales of privately held equity securities                              28
   Acquisitions of businesses, net of cash acquired                     (804)              (13)
   Payments related to prior year acquisitions                           (85)             (252)
   Payments for acquisitions of and/or investments
     in certain technologies, net                                       (155)             (139)
                                                                ------------      ------------
Cash used for investing activities                                    (1,679)             (642)

Financing activities:
   Net (decrease) increase in commercial paper                           (20)              827
   Net increase (decrease) in revolving borrowings                       166              (121)
   Proceeds from notes payable, capital leases and
     long-term borrowings, net of debt issuance costs                    613                 1
   Purchases of common stock for treasury                                                 (570)
   Proceeds from issuances of shares of common stock                     208               184
                                                                ------------      ------------
Cash provided by financing activities                                    967               321
Effect of foreign exchange rates on cash                                  (1)                6
                                                                ------------      ------------
Net increase in cash and cash equivalents                                434               238
Cash and cash equivalents at beginning of period                         671               260
                                                                ------------      ------------

Cash and cash equivalents at end of period                      $      1,105      $        498
                                                                ============      ============


Supplemental Schedule of Noncash Investing and Financing
Activities:
   Payments due in connection with prior year acquisitions      $         22      $         84




See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2003.

Certain prior year's amounts have been reclassified to conform to the current year presentation.


NOTE B - STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board (FASB) Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION.

If the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant dates consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts for the three and nine months ended September 30, 2004 and 2003:

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                   --------------------------      --------------------------
(in millions, except per share data)                  2004            2003            2004            2003
- ----------------------------------------------     ----------      ----------      ----------      ----------
Net income, as reported                            $      258      $      124      $      765      $      335

Add: Stock-based employee compensation
expense included in net income, net of
related tax effects                                                                                         1

Less: Total stock-based employee
compensation expense determined under
fair value based method for all awards,
net of related tax effects                                (17)            (13)            (48)            (39)
                                                   ----------      ----------      ----------      ----------

Pro forma net income                               $      241      $      111      $      717      $      297
                                                   ==========      ==========      ==========      ==========

Net income per common share:
Basic:
   Reported                                        $     0.31      $     0.15      $     0.91      $     0.41
   Pro forma                                       $     0.29      $     0.14      $     0.86      $     0.36
Assuming dilution:
   Reported                                        $     0.30      $     0.15      $     0.89      $     0.40
   Pro forma                                       $     0.28      $     0.13      $     0.84      $     0.35


The fair value of the stock compensation used to calculate the pro forma net income and earnings per share amounts above was estimated using the Black-Scholes option pricing model.


NOTE C - COMPREHENSIVE INCOME

The following table sets forth the Company's comprehensive income for the three and nine months ended September 30, 2004 and 2003:

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September 30,
                                                   --------------------------      --------------------------
(in millions)                                         2004            2003            2004            2003
- ----------------------------------------------     ----------      ----------      ----------      ----------
Net income                                         $      258      $      124      $      765      $      335
Foreign currency translation adjustment                     6              16              (5)             42
Net change in equity investments                          (25)             28             (47)             47
Net change in derivative financial instruments              8             (20)             46             (25)
                                                   ----------      ----------      ----------      ----------
Comprehensive income                               $      247      $      148      $      759      $      399
                                                   ==========      ==========      ==========      ==========


NOTE D - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

                                                       Three Months Ended              Nine Months Ended
                                                          September 30,                   September 30,
                                                   --------------------------      --------------------------
(in millions, except per share data)                  2004            2003            2004            2003
- ----------------------------------------------     ----------      ----------      ----------      ----------
Basic:
   Net Income                                      $      258      $      124      $      765      $      335
   Weighted average shares outstanding                  843.8           818.9           838.1           820.5
   Net income per common share                     $     0.31      $     0.15      $     0.91      $     0.41
                                                   ==========      ==========      ==========      ==========

Assuming dilution:
   Net income                                      $      258      $      124      $      765      $      335
   Weighted average shares outstanding                  843.8           818.9           838.1           820.5
   Net effect of dilutive stock-based compensation       17.2            26.5            20.6            24.2
                                                   ----------      ----------      ----------      ----------
Total                                                   861.0           845.4           858.7           844.7

   Net income per common share                     $     0.30      $     0.15      $     0.89      $     0.40
                                                   ==========      ==========      ==========      ==========


NOTE E - BUSINESS COMBINATIONS

On June 1, 2004, the Company completed its acquisition of 100 percent of the fully diluted equity of Advanced Bionics Corporation (Advanced Bionics) for an initial payment of approximately $740 million in cash, plus earn out payments that are contingent upon Advanced Bionics reaching future performance milestones. Advanced Bionics develops implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. The acquisition was intended to expand the Company's technology portfolio into the implantable microelectronic device market. The Advanced Bionics acquisition was structured to include earnout payments that are primarily contingent on the achievement of future performance milestones, with certain milestone payments also tied to profitability. The performance milestones are segmented by Advanced Bionics' four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion microstimulators), each milestone with a 72-month earnout horizon from the date of the anticipated product launch. Base earnout payments on these performance milestones approximate two and a quarter times incremental sales for each annual period. There are also bonus earnout payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013.

On April 2, 2004, the Company completed its acquisition of the remaining outstanding shares of Precision Vascular Systems, Inc. (PVS) for an initial payment of approximately $75 million in cash, plus earnout payments that are contingent upon PVS reaching future performance milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide the Company with expanded vascular access technology and an expanded intellectual property portfolio.

Since 2001, the Company has completed twelve business combinations. All of the combinations were completed using the purchase method of accounting. Those completed before July 1, 2001 were accounted for under APB Opinion No. 16, BUSINESS COMBINATIONS. Those completed after June 30, 2001 were accounted for under FASB Statement No. 141, BUSINESS COMBINATIONS.

Certain of the Company's business combinations involve the payment of contingent consideration. For acquisitions completed before July 1, 2001, these payments, if and when made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. For acquisitions completed after June 30, 2001, these payments, if and when made, are allocated to goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. At September 30, 2004 and December 31, 2003, the Company had accruals for acquisition-related obligations of approximately $22 million and $79 million, respectively. Of the accruals recorded in 2003, $24 million was recorded as an adjustment to purchased research and development, $9 million was recorded as an adjustment to other identifiable intangible asset categories, net of the related deferred tax liabilities, and the remainder was recorded as an adjustment to goodwill. The accruals in 2004 were recorded as an adjustment to goodwill.

In addition, at September 30, 2004, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $3.2 billion, some of which may be payable in the Company's common stock. Certain earnout payments are based on multiples of the acquired company's revenue during the earnout period, and consequently, the total payments are not currently determinable. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earnout obligation. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $7 billion.

The Company has recorded approximately $412 million of intangible assets not subject to amortization associated with its 2004 acquisitions, which is comprised solely of goodwill. The goodwill is not deductible for tax purposes, and has been primarily allocated to the Company's U.S. reportable segment.

The following table summarizes the purchase price assigned to the intangible assets subject to amortization acquired in connection with the 2004 acquisitions and the weighted average amortization periods:

                                                                    WEIGHTED
                                                                     AVERAGE
                                                     AMOUNT       AMORTIZATION
(in millions)                                       ASSIGNED         PERIOD
- ----------------------------------------------     ----------      ----------
Technology - core                                  $      405        20 years
Technology - developed                                     42         7 years
Other                                                      10        15 years
                                                   ----------      ----------
Total                                              $      457        19 years
                                                   ==========      ==========


The Company also recorded $64 million of purchased research and development, $46 million of deferred tax assets and $169 million of deferred tax liabilities in connection with the acquisitions of Advanced Bionics and PVS. The deferred tax assets are primarily attributable to net operating loss carryforwards. The deferred tax liabilities mainly relate to the tax impact of amortization that is attributable to the identified intangibles acquired in the acquisition. The remaining net tangible assets acquired were not significant. The amounts paid for each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets based on detailed valuations. The Company's purchased research and development charges are based upon these valuations. The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. As of the dates of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the products in an applicable geographical region. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisitions. If the projects are not successful, or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

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

The Company's unaudited condensed consolidated financial statements include Advanced Bionics' and PVS' operating results from the date of acquisition. The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company and Advanced Bionics as if the acquisition had occurred at the beginning of each of 2003 and 2004, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

                                               Three Months Ended      Nine Months Ended:
                                                  September 30,           September 30,
(in millions, except per share data)                  2003            2004            2003
- ----------------------------------------------     ----------      ----------      ----------
Net sales                                          $      890      $    4,057      $    2,569
Net income                                                113             733             299

Net income per share - basic                       $     0.14      $     0.87      $     0.36
Net income per share - assuming dilution           $     0.13      $     0.85      $     0.35

Pro forma information is not presented for PVS, as PVS' results of operations prior to its date of acquisition are not significant in relation to the Company's consolidated results.


NOTE F - BORROWINGS AND CREDIT ARRANGEMENTS

During the first half of 2004, the Company refinanced its $1,200 million credit facilities. At September 30, 2004, the Company's revolving credit facilities totaled $2,020 million, consisting of a $1,500 million credit facility that terminates in May 2009; a $500 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; and a $20 million uncommitted credit facility. Use of the borrowings is unrestricted and the borrowings are unsecured.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $983 million and $1,003 million of commercial paper outstanding at September 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.74 percent and 1.20 percent, respectively.

In addition, the Company increased its borrowing capacity under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, from $200 million to $400 million. The Company had approximately $360 million and $194 million of borrowings outstanding under its revolving credit and security facility at September 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 2.11 percent and 1.44 percent, respectively. During the third quarter, the Company renewed the revolving credit and security facility for an additional 364 days through August 2005.

The Company has the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. At September 30, 2004, the Company expects that a minimum of approximately $1,100 million of its short-term obligations, including $739 million of commercial paper, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings, as compared to $650 million of short-term obligations, including $456 million of commercial paper, classified as long-term obligations at December 31, 2003.

The Company had $500 million of senior notes outstanding at September 30, 2004 and December 31, 2003 that are due in March 2005. These notes are registered securities, bear a semi-annual coupon of 6.625 percent and are not redeemable prior to maturity or subject to any sinking fund requirements. The Company has classified these notes as a current liability at September 30, 2004.

In June 2004, due to favorable market conditions, the continued increase of non-U.S. cash balances and to support the Company's strategic growth objectives, the Company issued $600 million of senior notes due June 2014 under a public registration statement previously filed with the U.S. Securities and Exchange Commission (SEC). These notes bear a semi-annual coupon of 5.45 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The Company entered a fixed-to-floating interest rate swap to hedge against changes in the fair value of these notes. The Company recorded changes in the fair value of these notes since the inception of the interest rate swap. Interest payments made or received under the interest rate swap agreement are recorded as interest expense. Interest is payable at six-month LIBOR, which was approximately 2.20 percent at September 30, 2004.

In the third quarter of 2004, the Company filed a public registration statement with the SEC for the issuance of up to $1,500 million in various debt and equity securities. The Company intends to issue approximately $500 million in debt securities under this public registration statement during the fourth quarter of 2004.


NOTE G - INVENTORIES

The components of inventory consist of the following:

                                                  September 30,   December 31,
(in millions)                                         2004            2003
- ----------------------------------------------     ----------      ----------
Finished goods                                     $      198      $      175
Work-in-process                                            51              63
Raw materials                                              65              43
                                                   ----------      ----------
Total                                              $      314      $      281
                                                   ==========      ==========

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


NOTE I - COMMITMENTS AND CONTINGENCIES

The interventional medicine market in which the Company primarily participates is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Intellectual property litigation to defend or create market advantage is, however, inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

Otherwise, such costs are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, the minimum amount of the range is accrued. The Company's total accrual for litigation-related costs as of September 30, 2004 and December 31, 2003 was approximately $97 million and $16 million, respectively. The accrual at September 30, 2004 included a $75 million provision for legal and regulatory exposures recorded during the third quarter of 2004.

In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004 and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's intellectual property rights and defending against claims that the Company's products infringe the intellectual property rights of others are significant. Legal costs associated with non-patent litigation and compliance activities continue to be substantial. Depending on the prevalence, significance and complexity of these matters, the Company's legal provisions could be adversely affected in the future.

LITIGATION WITH JOHNSON & JOHNSON

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR(R) stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR(R) stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR(R) stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. The case had been stayed until October 10, 2003, pending the outcome of a related case. On October 14, 2003, Cordis filed a motion to revise and vacate the Court's decision to grant the Company a new trial and asked the Court to enter judgment against the Company. On February 17, 2004, Cordis' motion was denied. Summary judgment motions are pending and trial is expected in March 2005.

On March 21, 1997, the Company (through its subsidiaries) filed a suit against Johnson & Johnson (through its subsidiaries) in Italy seeking a declaration of noninfringement for the NIR(R) stent relative to one of the European patents licensed to Ethicon and a declaration of invalidity. A technical expert was appointed by the Court and a hearing was held on January 30, 2002. A decision was rendered on September 16, 2004, finding the NIR(R) stent does not infringe the European patent licensed to Ethicon. A decision with respect to invalidity has not yet been issued.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR(R) stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. The Company has answered, denying the allegations of the complaint. A trial was originally expected to begin in March 2004. On November 27, 2003, Cordis requested this action be stayed and, on December 15, 2003, the Company appealed to overturn the stay and proceed to trial. A hearing was held on October 20, 2004, at which the Court of Appeals denied the Company's motion.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' BX Velocity stent delivery system infringes a published utility model owned by Medinol Ltd. (Medinol) and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001, and on June 6, 2001, the Court issued a written decision that Cordis' BX Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal originally scheduled for April 3, 2003 was suspended until decisions are rendered in two actions pending in the U.S. District Court of New York between Medinol and the Company. On October 19, 2004, Medinol filed an Intervention action requesting that the Court declare that the Company is not entitled to bring the infringement claim against Cordis and to declare that Cordis infringes the Medinol utility model. A preliminary hearing is scheduled for December 14, 2004.

On September 27, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher(TM) drug-eluting stent infringes a European patent owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing is scheduled for April 1, 2005.

On October 15, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a German utility model owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing is scheduled for April 1, 2005.

LITIGATION WITH MEDTRONIC, INC.

On August 13, 1998, Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), filed a suit for patent infringement against the Company and SCIMED alleging that the Company's

NIR(R) stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. A decision has not been issued. Trial is expected to begin during the first quarter of 2005.

On January 15, 2004, Medtronic Vascular, Inc. (Medtronic Vascular), a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company's Express(R) coronary stent and Express(2)(TM) coronary stents infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. A decision has not yet been issued. Trial is expected to begin during the first quarter of 2005.

OTHER PATENT LITIGATION

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail(TM) technology. The suit was filed in the District Court for the State of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court's dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel's petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries answered, denying the allegations of the complaint. The Company filed a motion to dismiss the case and a hearing on the motion was held on August 27, 2004. On November 2, 2004, the Court granted the Company's motion and the case was dismissed with prejudice.

On September 27, 2004, the Company and Target Therapeutics, Inc. (Target) filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief.

On November 4, 2004, Applied Hydrogel Technology (AHT) and Dr. Lih-Bin Shih filed a complaint against Medluminal Systems, Inc., InterWest Partners, the Company and three individuals alleging that certain of Medluminal's products infringe a patent owned by AHT. The complaint also includes claims of misappropriation of trade secrets and conversion against the Company and certain of the other defendants. The suit was filed in the U.S. District Court for the Southern District of California seeking monetary and injunctive relief. The Company has not yet answered, but intends to vigorously deny the allegations of the complaint.

LITIGATION RELATING TO ADVANCED NEUROMODULATION SYSTEMS, INC.

On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics Corporation (Advanced Bionics), a subsidiary of the Company, alleging that its Precision(TM) spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also includes allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. Advanced Bionics has answered, denying the allegations of the complaint. On June 25, 2004, Advanced Bionics filed a motion to dismiss and a request for transfer of venue to California. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On October 20, 2004, Advanced Bionics' motion to dismiss was denied, but its motion requesting the case be transferred and sent to arbitration is still pending.

On October 20, 2004, ANSI filed a complaint against Advanced Bionics and a former employee of ANSI now working at Advanced Bionics. The suit includes allegations of breach of contract and misappropriation of trade secrets against the employee, tortious interference against Advanced Bionics, and conversion and civil conspiracy against both defendants. The suit was filed in the District Court of Collin County, Texas seeking monetary damages and temporary and permanent injunctive relief. Advanced Bionics has not yet answered, but intends to vigorously defend the allegations in the complaint.

LITIGATION WITH MEDINOL LTD.

On January 21, 2003, Medinol Ltd. (Medinol) filed suit against several of the Company's international subsidiaries in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, the United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company's Express stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company appealed the finding and filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal, and Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court's injunction and damages order have been dismissed. Medinol appealed the Court's decision with respect to the remaining three patents seeking an expedited review of the claims by the Court. On June 9, 2004, Medinol filed a kort geding proceeding against the Company's same international subsidiaries alleging that the sale of the Express and TAXUS coronary stent systems infringe one of the patents on appeal from the 2003 suit. The suit was filed in the District Court of The Hague, The Netherlands seeking preliminary injunctive relief. On August 5, 2004, the Court denied Medinol's request for preliminary injunctive relief.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH (GmbH), a German subsidiary of the Company, alleging that the Company's Express stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. Hearings were held in May 2003, and on June 24, 2003, the German court found that the Express(R) stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. The Company has appealed and a hearing on the appeal is scheduled to begin in January 2005. On March 31, 2004, the European Patent Office declared the patent invalid. A hearing on the validity of the utility model is also scheduled for January 2005, and a hearing on the merits is scheduled for February 22, 2005.

DEPARTMENT OF JUSTICE INVESTIGATION

In October 1998, the Company recalled its NIR ON(R) Ranger(TM) with Sox(TM) coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice has been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON(R) Ranger(TM) with Sox(TM) stent delivery system; aspects of the Company's relationship with Medinol, the vendor of the stent; and related events. The Company has been advised that it is a target of the federal grand jury investigation, but that no final decision has been made as to whether any potential charges would be brought. Two senior officials had also been advised that they were targets of the investigation, but counsel for the individuals have reported to the Company the receipt of letters from the government declining prosecution. Although the Company has contested certain procedural matters related to the conduct of the investigation, the Company has agreed to extend the applicable statute of limitations, which may result in the investigation continuing into early 2005 or beyond. There can be no assurance that the investigation will result in an outcome favorable to the Company, that charges would not be brought, or that the Company would not agree to a further extension of the statute. The Company believes that it acted responsibly and appropriately.

PRODUCT LIABILITY CLAIMS

The Company is substantially self-insured with respect to general and product liability claims. In the normal course of its business, product liability claims are asserted against the Company. The Company accrues anticipated costs of litigation and loss for product liability claims based on historical experience, or to the extent they are probable and estimable. Losses for claims in excess of the limits of purchased insurance are recorded in earnings at the time and to the extent they are probable and estimable. The Company's accrual for product liability claims is $13 million and $15 million at September 30, 2004 and December 31, 2003, respectively. Product liability claims against the Company will likely be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases the Company's exposure to unanticipated claims or adverse decisions. However, based on product liability losses experienced in the past, the election to become substantially self-insured is not expected to have a material impact on future operations.

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

(in millions)                                           United States      Europe           Japan     Inter-Continental     Total
- ------------------------------------------------------   ----------      ----------      ----------      ----------      ----------
Three months ended September 30, 2004
     Net sales                                           $      979      $      216      $      144      $      121      $    1,460
     Operating income allocated to reportable segments          514             106              80              50             750

Three months ended September 30, 2003
     Net sales                                           $      481      $      167      $      144      $       94      $      886
     Operating income allocated to reportable segments          170              79              81              40             370

Nine months ended September 30, 2004
     Net sales                                           $    2,499      $      643      $      449      $      352      $    3,943
     Operating income allocated to reportable segments        1,234             316             262             156           1,968

Nine months ended September 30, 2003
     Net sales                                           $    1,442      $      480      $      424      $      230      $    2,576
     Operating income allocated to reportable segments          536             220             241              88           1,085


The following table sets forth a reconciliation of the totals reported for the reportable segments to the applicable line items in the unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003:

                                                                     Three Months Ended               Nine Months Ended
                                                                        September 30,                   September 30,
                                                                 --------------------------      --------------------------
(in millions)                                                       2004            2003            2004            2003
- -------------------------------------------------------------    ----------      ----------      ----------      ----------
Net sales:
     Total net sales for reportable segments                     $    1,460      $      886      $    3,943      $    2,576
     Foreign exchange                                                    22             (10)             81             (39)
                                                                 ----------      ----------      ----------      ----------
                                                                 $    1,482      $      876      $    4,024      $    2,537
                                                                 ==========      ==========      ==========      ==========
Income before income taxes:
     Total operating income allocated to reportable segments     $      750      $      370      $    1,968      $    1,085
     Manufacturing operations                                           (91)            (76)           (261)           (223)
     Corporate expenses and foreign exchange                           (116)           (105)           (388)           (313)
     Purchased research and development                                                  (8)            (64)            (33)
     Litigation-related charges                                         (75)             (8)            (75)            (15)
     Retirement plan enhancement                                       (110)                           (110)
                                                                 ----------      ----------      ----------      ----------
                                                                        358             173           1,070             501
     Other income (expense), net                                        (10)            (15)            (35)            (42)
                                                                 ----------      ----------      ----------      ----------
                                                                 $      348      $      158      $    1,035      $      459
                                                                 ==========      ==========      ==========      ==========

The operating results for the three and nine months ended September 30, 2004 included a $110 million ($71 million after-tax) enhancement to the Company's 401(k) retirement plan.

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


RESULTS OF OPERATIONS

FINANCIAL SUMMARY

THREE MONTHS ENDED SEPTEMBER 30, 2004

Net sales for the three months ended September 30, 2004 were $1,482 million as compared to $876 million for the three months ended September 30, 2003, an increase of 69 percent. Excluding the favorable impact of $32 million of foreign currency fluctuations, net sales increased 66 percent. The reported net income for the three months ended September 30, 2004 was $258 million, or $0.30 per share (diluted), as compared to $124 million, or $0.15 per share, for the three months ended September 30, 2003. The reported results for the three months ended September 30, 2004 included after-tax charges of $146 million, or $0.17 per share, consisting of a $75 million provision for legal and regulatory exposures and a $71 million enhancement to the Company's 401(k) retirement plan. The reported results for the three months ended September 30, 2003 included after-tax charges of $13 million, or $0.02 per share, consisting of $8 million in purchased research and development costs attributable to acquisitions and a $5 million charge related to product liability settlements.

NINE MONTHS ENDED SEPTEMBER 30, 2004

Net sales for the nine months ended September 30, 2004 were $4,024 million as compared to $2,537 million for the nine months ended September 30, 2003, an increase of 59 percent. Excluding the favorable impact of $120 million due to foreign currency fluctuations, net sales increased approximately 54 percent. The reported net income for the nine months ended September 30, 2004 was $765 million, or $0.89 per share (diluted), as compared to $335 million, or $0.40 per share, for the nine months ended September 30, 2003. The reported results for the nine months ended September 30, 2004 included after-tax charges of $210 million, or $0.24 per share, consisting of a $75 million provision for legal and regulatory exposures, a $71 million enhancement to the Company's 401(k) retirement plan and purchased research and development costs of $64 million attributable to the Company's recent acquisitions. The reported results for the nine months ended September 30, 2003 included after-tax charges of $45 million, or $0.05 per share, consisting of purchased research and development costs of $33 million attributable to acquisitions and $12 million of charges related to litigation.

The results for the nine months ended September 30, 2004 also included the net impact of the recalls of certain units of the Company's Taxus(TM) Express(2)(TM) paclitaxel-eluting coronary stent systems and Express(2)(TM) coronary stent systems. In conjunction with the recalls, during the second quarter of 2004, the Company recorded a $43 million ($33 million after-tax) write-down of inventory. In addition, during the second quarter of 2004, the Company established a sales returns reserve; substantially all of the sales returns reserve was reversed in the third quarter of 2004 upon the replacement of recalled units to customers.

NET SALES
The following tables provide worldwide net sales by region and relative change on an as reported and constant foreign currency basis for the three and nine months ended September 30, 2004 and 2003:

                                      Three Months Ended
                                         September 30,                         Change
                                 ---------------------------------------------------------------
                                                                    As Reported       Constant
(in millions)                        2004             2003        Currency Basis   Currency Basis
                                 ------------     ------------     ------------     ------------
DOMESTIC                         $        979     $        481              104%             104%

Europe                                    236              166               42%              30%
Japan                                     144              136                6%               0%
Inter-Continental                         123               93               32%              28%
                                 ------------     ------------     ------------     ------------
INTERNATIONAL                             503              395               27%              19%

                                 ------------     ------------     ------------     ------------
WORLDWIDE                        $      1,482     $        876               69%              66%
                                 ============     ============     ============     ============



                                       Nine Months Ended
                                         September 30,                         Change
                                 ---------------------------------------------------------------
                                                                    As Reported       Constant
(in millions)                        2004             2003        Currency Basis   Currency Basis
                                 ------------     ------------     ------------     ------------
DOMESTIC                         $      2,499     $      1,442               73%              73%

Europe                                    707              476               49%              35%
Japan                                     456              396               15%               6%
Inter-Continental                         362              223               62%              53%
                                 ------------     ------------     ------------     ------------
INTERNATIONAL                           1,525            1,095               39%              28%

                                 ------------     ------------     ------------     ------------
WORLDWIDE                        $      4,024     $      2,537               59%              54%
                                 ============     ============     ============     ============

United States (U.S.) revenues increased primarily due to $502 million and $1,068 million in sales of the TAXUS stent system during the three and nine months ended September 30, 2004, respectively. The Company launched the TAXUS stent system in the U.S. late in the first quarter of 2004. The increase was offset by declines in bare metal stent revenue of approximately $32 million and $129 million during the three and nine months ended September 30, 2004, respectively, as physicians continued to convert interventional procedures from bare metal to drug-eluting stent technology, including the TAXUS stent system. The Company estimates that, as of September 30, 2004, physicians have converted approximately 85 percent of the stents used in interventional procedures in the U.S. from bare metal stent systems to drug-eluting stent systems, as compared to approximately 50 percent at December 31, 2003. In addition, U.S. revenue increased during the three and nine months ended September 30, 2004 due to sales growth in each of the Company's U.S. divisions and due to net sales from its recent acquisitions.

International revenues increased primarily due to $138 million and $385 million in sales for the three and nine months ended September 30, 2004, respectively, of the TAXUS stent system in the Company's Europe and Inter-Continental markets as compared to $64 million and $103 million, respectively, in the same periods in the prior year. The TAXUS stent system was launched in these markets late in the first quarter of 2003. Physicians in these markets have adopted drug-eluting stent technology more gradually than physicians in the U.S. primarily due to the timing of local reimbursement and funding levels. The Company estimates that, as of September 30, 2004, physicians have converted approximately 30 percent and 40 percent of the stents used in interventional procedures in the Company's Europe and Inter-Continental markets, respectively, from bare metal stent systems to drug-eluting stent systems. The Company believes these adoption rates will continue to increase during the remainder of 2004 and 2005. The increase in international revenues was also attributable to sales of approximately $10 million and $50 million of the Express(2) coronary stent system in Japan during the three and nine months ended September 30, 2004, respectively. The Express(2) coronary stent system was launched in Japan in the first quarter of 2004. During the second quarter of 2004, one of the Company's competitors launched its drug-eluting stent in Japan. Until the Company launches its drug-eluting stent in Japan, which the Company expects will occur in the second half of 2006, its Japan coronary stent business will be subject to significant market share pressure.

Worldwide coronary stent sales increased approximately 405 percent and 333 percent, respectively, to $686 million and $1,622 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. The increase was primarily due to $640 million and $1,453 million in sales of the TAXUS stent system for the three and nine months ended September 30, 2004, respectively, as compared to $64 million and $103 million in the same periods in the prior year.

The Company's international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

The following tables provide worldwide net sales by division and relative change on an as reported and constant foreign currency basis for the three and nine months ended September 30, 2004 and 2003:

                                      Three Months Ended
                                         September 30,                         Change
                                 ---------------------------------------------------------------
                                                                    As Reported       Constant
(in millions)                        2004             2003        Currency Basis   Currency Basis
                                 ------------     ------------     ------------     ------------
Cardiovascular                   $      1,107     $        544              103%              98%
Electrophysiology                          32               27               19%              16%
Neurovascular                              60               55                9%               4%
                                 ------------     ------------     ------------     ------------
CARDIOVASCULAR                          1,199              626               92%              86%

Oncology                                   46               43                7%               4%
Endoscopy                                 157              147                7%               3%
Urology                                    66               60               10%              11%
                                 ------------     ------------     ------------     ------------
ENDOSURGERY                               269              250                8%               5%

Neuromodulation                            14                               N/A              N/A
                                 ------------     ------------     ------------     ------------
WORLDWIDE                        $      1,482     $        876               69%              66%
                                 ============     ============     ============     ============

                                       Nine Months Ended
                                         September 30,                         Change
                                 ---------------------------------------------------------------
                                                                    As Reported       Constant
(in millions)                        2004             2003        Currency Basis   Currency Basis
                                 ------------     ------------     ------------     ------------
Cardiovascular                   $      2,922     $      1,578               85%              79%
Electrophysiology                          95               82               16%              13%
Neurovascular                             186              161               16%              10%
                                 ------------     ------------     ------------     ------------
CARDIOVASCULAR                          3,203            1,821               76%              70%

Oncology                                  137              122               12%               8%
Endoscopy                                 474              429               10%               6%
Urology                                   189              165               15%              13%
                                 ------------     ------------     ------------     ------------
ENDOSURGERY                               800              716               12%               8%

Neuromodulation                            21                               N/A              N/A
                                 ------------     ------------     ------------     ------------
WORLDWIDE                        $      4,024     $      2,537               59%              54%
                                 ============     ============     ============     ============

GROSS PROFIT
The following table provides a summary of gross profit for the three and nine months ended September 30, 2004 and 2003:

                                  Three Months Ended                                      Nine Months Ended
                                     September 30,                                          September 30,
               ------------------------------------------------------  ------------------------------------------------------
                          2004                        2003                        2004                        2003
               --------------------------  --------------------------  --------------------------  --------------------------
(in millions)       $      % of Net Sales       $      % of Net Sales       $      % of Net Sales       $      % of Net Sales
- -------------  ----------  --------------  ----------  --------------  ----------  --------------  ----------  --------------
Gross Profit        1,173            79.1         633            72.3       3,060            76.0       1,833            72.3

The increase in gross profit during the three months ended September 30, 2004 was primarily due to an approximately 720 basis point increase as a result of shifts in the Company's product sales mix toward higher margin products, primarily sales of drug-eluting coronary stents in the U.S. The increase in gross profit as a percentage of net sales was partially offset by approximately 50 basis points during the three months ended September 30, 2004 attributable to decreases in average selling prices relative to the same period in the prior year.

The increase in gross profit during the nine months ended September 30, 2004 was primarily due to an approximately 640 basis point increase as a result of shifts in the Company's product sales mix toward higher margin products, primarily sales of drug-eluting coronary stents in the U.S. The increase in gross profit as a percentage of net sales was partially offset by approximately 140 basis points related to $57 million in inventory write-downs, attributable to the recalls of coronary stent systems of $43 million recorded in the second quarter of 2004 and the write-down of TAXUS inventory of $14 million recorded in the first quarter of 2004 due to shelf-life dating. In addition, gross profit as a percentage of net sales was reduced by approximately 50 basis points attributable to other period expenses primarily associated with increased investments in the Company's manufacturing capabilities.

OPERATING EXPENSES
The following table provides a summary of certain operating expenses for the three and nine months ended September 30, 2004 and 2003:

                                                        Three Months Ended                      Nine Months Ended
                                                           September 30,                          September 30,
                                               -------------------------------------   -------------------------------------
                                                     2004                2003                2004                2003
                                               -----------------   -----------------   -----------------   -----------------
                                                        % of Net            % of Net            % of Net            % of Net
(in millions)                                     $       Sales       $       Sales       $       Sales       $       Sales
- --------------------------------------------   -------  --------   -------  --------   -------  --------   -------  --------
Selling, general and administrative expenses       504      34.0       295      33.7     1,227      30.5       858      33.8
Amortization expense                                34       2.3        21       2.4        82       2.0        62       2.4
Royalties                                           57       3.8        15       1.7       131       3.3        40       1.6
Research and development expenses                  145       9.8       113      12.9       411      10.2       324      12.8

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES
For the three months ended September 30, 2004, the increase in SG&A expenses as a percentage of net sales was primarily attributable to the $110 million (pre-tax) enhancement to the Company's 401(k) retirement plan. For the nine months ended September 30, 2004, the decrease in SG&A expenses as a percentage of net sales was primarily attributable to the significant increase in net sales as compared to the same period in the prior year.

For the three and nine months ended September 30, 2004, the increase in SG&A expenses was primarily attributable to the $110 million enhancement to the Company's 401(k) retirement plan; approximately $35 million and $115 million, respectively, in additional marketing programs, increased headcount and higher sales force commission expense, primarily attributable to the TAXUS stent program, and, to a lesser degree, to support the Company's other product franchises; and approximately $10 million and $30 million, respectively, in increased expense due to foreign currency fluctuations. In addition, SG&A expenses included operating expenses of approximately $15 million and $20 million for the three and nine months ended September 30, 2004, respectively, associated with the Company's recent acquisition of Advanced Bionics Corporation (Advanced Bionics).

AMORTIZATION EXPENSE
The increase in amortization expense in the three and nine months ended September 30, 2004 was primarily attributable to the amortization of intangible assets from the acquisitions of Advanced Bionics and Precision Vascular Systems
(PVS). Amortization relating to these two acquisitions was $7 million and $10 million during the three and nine months ended September 30, 2004, respectively. In addition, during the third quarter of 2004, the Company recorded a $5 million pre-tax write-down of intangible assets associated with passive stent coating technology that the Company acquired as part of the Inflow Dynamics, Inc. (Inflow) acquisition, which was consummated in 2003. Company management determined during the third quarter of 2004 that the Company's future use of this technology would be significantly reduced. The Company does not believe that the write-downs of these assets will have a material impact on future operations.

ROYALTIES
The increase in royalties for the three and nine months ended September 30, 2004 was due to increased sales of royalty-bearing products, primarily sales of the TAXUS stent system. Royalties attributable to sales of the Company's TAXUS stent system increased by approximately $40 million and $90 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. The Company continues to enter into strategic technological alliances, some of which include royalty commitments.

Angiotech Pharmaceuticals, Inc. recently announced the termination of certain co-exclusive rights to patents previously granted to a third party. Pursuant to the Company's license agreement, Angiotech has offered the Company exclusive rights to these patents in the coronary field of use. Assuming the Company elects to acquire these exclusive rights, the Company would pay a slightly increased royalty rate in the coronary field of use, inclding the Company's TAXUS stent system.

RESEARCH AND DEVELOPMENT EXPENSES
The increase in research and development expenses reflects spending on new product development programs as well as regulatory compliance and clinical research. During the three and nine months ended September 30, 2004, the Company continued to invest heavily in its research and development efforts. Research and development expenses increased by approximately $10 million and $15 million primarily due to investments in the Company's next generation stent platforms during the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. In addition, research and development expenses included approximately $10 million and $15 million for the three and nine months ended September 30, 2004, respectively, associated with the Company's recent acquisition of Advanced Bionics. The remainder of the growth in research and development spending reflects investments to enhance the Company's clinical and regulatory infrastructure and provide additional funding for research and development on next generation and novel technology offerings across multiple programs and divisions.

INTEREST EXPENSE AND OTHER, NET
Interest expense was $19 million and $12 million for the three months ended September 30, 2004 and 2003, respectively, and $44 million and $35 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in interest expense for the three and nine months ended September 30, 2004 was primarily due to the increase in average debt levels, which was partially offset by a decrease in average rates on the Company's floating rate debt obligations.

Other, net, was income of $9 million and expense of $3 million for the three months ended September 30, 2004 and 2003, respectively, and was income of $9 million and expense of $7 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in other, net was primarily due to an increase in interest income of $6 million and $8 million for the three and nine months ended September 30, 2004, respectively, as compared to the same periods in the prior year. Interest income increased due to growth in overseas cash balances and the Company continuing to invest in held-to-maturity securities with higher returns. Other, net was also impacted by an increase of $6 million in foreign currency transaction gains for the three months ended September 30, 2004 as compared to the same period in the prior year. In addition, included in other, net for the nine months ended September 30, 2004 were realized gains of $32 million related to sales of investments and write-downs of $25 million related to other than temporary declines in the book value of certain investments in privately held entities. The Company does not believe that these write-downs of assets will have a material impact on future operations.

TAX RATE
The Company's reported tax rate was 26 percent and 22 percent for the three months ended September 30, 2004 and 2003, respectively. The increase in the Company's reported tax rate was due to charges that were incurred in the third quarter of 2004 that are taxed at different rates than the Company's effective tax rate. In addition, during the third quarter of 2003, the Company reduced its estimate of the effective tax rate for the year, excluding the impact of net special charges and credits, to 25 percent from 27 percent. The effect of this cumulative adjustment was a significant reduction in the reported tax rate for the third quarter of 2003.

The Company's reported tax rate was 26 percent and 27 percent for the nine months ended September 30, 2004 and 2003, respectively. The decrease in the Company's reported tax rate was due primarily to more revenue being generated from products manufactured in lower tax jurisdictions and the favorable settlement of foreign audits during the nine months ended September 30, 2004, as compared to the same period in the prior year. The decrease was partially offset by an increase in charges that are taxed at different rates than the Company's effective tax rate for the nine months ended September 30, 2004 as compared to the same period in the prior year.

Management currently estimates that the 2004 effective tax rate, excluding net special charges, will be approximately 24 percent. However, the effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing of products sold by the Company or by business acquisitions.

The Company had recognized net deferred tax liabilities aggregating $29 million at September 30, 2004 and net deferred tax assets aggregating $94 million at December 31, 2003. The change in the Company's deferred tax accounts is primarily due to the intangible assets obtained in connection with the acquisitions of Advanced Bionics and PVS. In light of the Company's historical financial performance, the Company believes that its deferred tax assets will be substantially recovered.

PURCHASED RESEARCH AND DEVELOPMENT
The Company's purchased research and development charges recorded during the nine months ended September 30, 2004 related to the acquisitions of Advanced Bionics and PVS.

On June 1, 2004, the Company completed its acquisition of 100 percent of the fully diluted equity of Advanced Bionics for an initial payment of approximately $740 million in cash, plus earn out payments that are contingent upon Advanced Bionics reaching future performance milestones. Advanced Bionics develops implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. The acquisition was intended to expand the Company's technology portfolio into the implantable microelectronic device market. The Advanced Bionics acquisition was structured to include earnout payments that are primarily contingent on the achievement of future performance milestones, with certain milestone payments also tied to profitability. The performance milestones are segmented by Advanced Bionics' four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion microstimulators), each milestone with a 72-month earnout horizon from the date of the anticipated product launch. Base earnout payments on these performance milestones approximate two and a quarter times incremental sales for each annual period. There are also bonus earnout payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013.

On April 2, 2004, the Company completed its acquisition of the remaining outstanding shares of PVS for an initial payment of approximately $75 million in cash, plus earnout payments that are contingent upon PVS reaching future performance milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide the Company with expanded vascular access technology and an expanded intellectual property portfolio.

The Company's unaudited condensed consolidated financial statements include Advanced Bionics' and PVS' operating results from the date of acquisition. See Note E of the unaudited condensed consolidated financial statements for pro forma information that presents a summary of the consolidated results of operations of the Company and Advanced Bionics as if the acquisition had occurred at the beginning of each of 2003 and 2004. Pro forma information is not presented for PVS, as PVS' results of operations prior to its date of acquisition are not significant in relation to the Company's consolidated results.

The amounts paid for each acquisition have been allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets based on detailed valuations. The Company's purchased research and development charges are based upon these valuations. The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. As of the dates of acquisition, the in-process projects had not yet reached technological feasibility and had no alternative future uses. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the products in an applicable geographical region. Accordingly, the value attributable to these projects, which had not yet obtained regulatory approval, was expensed in conjunction with the acquisitions. If the projects are not successful, or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

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

OUTLOOK

For the three months ended September 30, 2004, the Company increased its revenue by 69 percent, its reported net income by 108 percent and its operating cash flow by 188 percent relative to the three months ended September 30, 2003. For the nine months ended September 30 2004, the Company increased its revenue by 59 percent, its reported net income by 128 percent and its operating cash flow by 107 percent relative to the nine months ended September 30, 2003. This significant growth was primarily due to sales of the Company's TAXUS stent system that was approved for sale in the U.S. on March 4, 2004. The Company estimates that the 2004 worldwide coronary stent market will approach $4.7 billion, and may exceed $5 billion in 2005. The Company believes it can maintain and expand its position within this market for a variety of reasons, including its years of scientifically rigorous research and development, the results of its TAXUS clinical trials, the combined strength of the components of its technology, its overall market leadership, and its sizeable interventional cardiology sales force. In addition, in order to capitalize on this opportunity, the Company has made significant investments in its sales, clinical, marketing and manufacturing capabilities.

On July 2, the Company announced the voluntary recall of approximately 200 TAXUS Express(2) coronary stent systems, due to characteristics in the delivery catheters that have the potential to impede balloon deflation during a coronary angioplasty procedure. Further analysis and investigation of the TAXUS stent system and the Express(2) coronary stent system, both of which share the same delivery catheter, revealed that certain additional production lots exhibited these same characteristics. As a result, on July 16, the Company announced that it was voluntarily expanding the recall. The expanded recall involved approximately 85,000 TAXUS stent systems and approximately 11,000 Express(2) stent systems. On August 5, as a result of ongoing monitoring, the Company announced that it was further expanding the recall to include approximately 3,000 additional TAXUS stent systems. The additional stent systems remained within the parameters of the July 16 action. As a result of its investigation made in conjunction with the recalls, the Company has implemented reviews of its manufacturing process, additional inspections, and an FDA-approved modification to the manufacturing process for these products. The Company believes these measures have been and continue to be effective in reducing the occurrence of balloon non-deflation.

In connection with the events described above, the Company recorded a sales returns reserve of $35 million and an inventory write-down of $43 million during the second quarter of 2004. The sales returns reserve was established for all customer-owned inventory that was subject to the recalls. Substantially all of the sales returns reserve was reversed in the third quarter of 2004 upon the replacement of recalled units to customers. The inventory write-down related to inventory on consignment (i.e., Company-owned) and inventory on hand at the Company's facilities that was subject to the recalls. The recalled inventory was placed into quarantine when received and will be scrapped when permitted by the FDA. No sales of the quarantined inventory are expected to occur.

In October 2004, the FDA indicated that it did not anticipate seeking further regulatory action regarding the recalls. Exiting the third quarter of 2004, the Company's TAXUS sales volume exceeded pre-recall levels and the Company had substantially restored inventory levels to meet market demand.

The worldwide coronary stent market is dynamic and highly competitive with significant market share volatility. A material decline in the Company's coronary stent revenue would likely have a material adverse impact on the future operating results of the Company. The most significant variables impacting the size of the coronary stent market and the Company's position within this market include:

     o    the adoption rate of drug-eluting stent technology;
     o    reimbursement policies;
     o    the timing of new competitive launches;
     o    the average selling prices of drug-eluting stent systems;
     o    delayed or limited regulatory approvals;
     o    unexpected variations in clinical results or product performance;
     o    continued physician acceptance;
     o    the availability of inventory to meet customer demand;
     o    the average number of stents used per procedure;
     o    third-party intellectual property; and
     o    the outcome of litigation.

Inconsistent clinical data from ongoing or future trials conducted by the Company, or additional clinical data presented by the Company's competitors, may impact the Company's position in and share of the drug-eluting stent market.

Physicians have rapidly adopted drug-eluting technology in the U.S. The Company believes that the more gradual adoption rates in Europe and Inter-Continental markets as compared to the U.S. are primarily due to the timing of local reimbursement and funding levels. A more gradual physician adoption rate may limit the number of procedures in which the technology may be used and the price at which institutions may be willing to purchase the technology.

The Company's drug-eluting stent system is currently one of only two drug-eluting products in the market. In late 2004, the Company's principal existing competitor in the drug-eluting stent market indicated that it now has the capability to increase its available supply of drug-eluting stents, which may result in additional market share and average selling price pressure. In addition, the Company expects its share of the drug-eluting stent market as well as unit prices to be adversely impacted as additional competitors enter the drug-eluting stent market, which the Company anticipates during 2005 internationally and during 2006 in the U.S. The Company anticipates launching its next generation drug-eluting stent product, the Taxus(TM) Liberte(TM) coronary stent system, in certain international markets in 2005 and in the U.S. in 2006, subject to regulatory approval.

During the second quarter of 2004, one of the Company's competitors launched its drug-eluting stent in Japan. Until the Company launches its drug-eluting stent in Japan, it is likely that its Japan coronary stent business will be subject to significant market share pressure. During the third quarter of 2004, the Company determined that it will need to conduct a small clinical trial using the TAXUS stent system with the antiplatelet therapy Ticlid (R) (ticlopidine hydrochloride) prior to regulatory approval of the TAXUS stent system in Japan. The Company currently expects to launch the TAXUS stent system in Japan in the second half of 2006.

The manufacture of the TAXUS stent system involves the integration of multiple technologies and complex processes. Expected inventory levels may be impacted by significant favorable or unfavorable changes in forecasted demand and disruptions associated with the TAXUS manufacturing process. In addition, variability in expected demand may result in excess or expired inventory positions and additional future inventory charges.

Further, there continues to be significant intellectual property litigation in the coronary stent market. The Company is currently involved in a number of legal proceedings with its competitors, including Johnson & Johnson, Medtronic and Medinol Ltd. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact the Company's ability to meet its objectives in the market. See the notes to the unaudited condensed consolidated financial statements contained in this Quarterly Report, the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004 and the Company's Annual Report on Form 10-K for the year ended December 31, 2003 for a description of these legal proceedings.

Since early 2001, the Company has consummated several business acquisitions. Management believes it has developed a sound plan to integrate these businesses. However, the failure to integrate these businesses successfully could impair the Company's ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions and other strategic alliances, the Company has acquired numerous in-process research and development platforms. As the Company continues to undertake strategic initiatives, it is reasonable to assume that it will acquire additional in-process research and development platforms.

On September 24, 2004, the Company announced that Advanced Bionics was voluntarily recalling worldwide all unimplanted CLARION(R) and HiResolution(R) cochlear implant systems. The devices are being recalled due to the potential presence of moisture in the internal circuitry, which can cause the device to stop functioning. In early November, Advanced Bionics resumed worldwide distribution of its HiResolution cochlear implant systems. The financial impact of this recall during the third quarter of 2004 was not material to the consolidated results of the Company. In conjunction with the recall, the Company evaluated the intangible assets obtained in connection with the acquisition of Advanced Bionics and determined that there was no impairment.

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

The Company has experienced dramatic growth in its revenues and earnings since the launch of the TAXUS stent system in the U.S. market late in the first quarter of 2004. Beginning in the second quarter of 2005, the Company expects revenue and earnings growth to normalize to industry and the Company's historical levels. The Company expects to continue to invest significantly in its drug-eluting stent program to achieve sustained worldwide market leadership positions. Further, the Company anticipates increasing its focus and spending on internal research and development and other programs in addition to its TAXUS drug-eluting stent technology. The Company will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. Potential future acquisitions, including companies with whom the Company currently has strategic alliances, may be dilutive to the Company's earnings and may require additional financing, depending on their size and nature.

International markets are also being affected by economic pressure to contain reimbursement levels and health care costs. The Company's profitability from its international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and the ability of the Company to implement its overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where the Company conducts international operations may have a material impact on revenues and profits, especially in Japan, given its high profitability relative to its contribution to the Company's revenues. Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models, and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, greater risk and higher expenses. In addition, the Company is required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to renew these approvals timely, may limit the Company's ability to market its full line of products within these jurisdictions.

These factors may impact the rate at which the Company can grow. However, management believes that it continues to position the Company to take advantage of opportunities that exist in the markets it serves.

LIQUIDITY AND CAPITAL RESOURCES

The following table provides key performance indicators used by management to assess the liquidity of the Company for the nine months ended September 30, 2004 and 2003:
                                                    Nine Months Ended
                                                      September 30,
                                               ---------------------------
(in millions)                                      2004           2003
- ------------------------------------------     ------------   ------------
Cash provided by operating activities          $      1,147   $        553
Cash used for investing activities                    1,679            642
Cash provided by financing activities                   967            321
EBITDA(1)                                      $      1,260   $        627


EBITDA for the nine months ended September 30, 2004 and 2003 included pre-tax charges of $249 million and $48 million, respectively. These pre-tax charges included the enhancement to the Company's 401(k) retirement plan, purchased research and development costs attributable to acquisitions and certain provisions for legal and regulatory exposures.

OPERATING ACTIVITIES
The increase in cash generated by operating activities was primarily attributable to the increase in EBITDA offset by changes in operating assets and liabilities. The increase in EBITDA in the nine months ended September 30, 2004 as compared to the same period in the prior year was primarily due to the first quarter launch of the TAXUS stent system in the U.S. and sales of the TAXUS stent system in the Company's Europe and Inter-Continental markets. A portion of the cash generated from TAXUS sales was invested in the Company's sales, clinical and manufacturing capabilities and in other research and development projects.

- --------------------------------------------------------------------------------
(1) The following table provides a reconciliation between EBITDA and net income for the nine months ended September 30, 2004 and 2003:


- ---------------------------------------------------  --------------------------
                                                         Nine Months Ended
- ---------------------------------------------------  --------------------------
                                                           September 30,
- ---------------------------------------------------  --------------------------
(in millions)                                            2004          2003
- ---------------------------------------------------  ------------  ------------
Net income                                           $        765  $       335
- ---------------------------------------------------  ------------  ------------
Income taxes                                                  270           124
- ---------------------------------------------------  ------------  ------------
Interest expense                                               44            35
- ---------------------------------------------------  ------------  ------------
Interest income                                               (12)           (4)
- ---------------------------------------------------  ------------  ------------
Depreciation and amortization                                 193           137
- ---------------------------------------------------  ------------  ------------
EBITDA                                               $      1,260  $        627
- ---------------------------------------------------  ------------  ------------

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

Significant cash flow effects from operating assets and liabilities in the nine months ended September 30, 2004 included decreases in cash flow of approximately $290 million attributable to accounts receivable, and increases in cash flow of approximately $300 million attributable to accounts payable and accrued expenses. The increase in trade accounts receivable was primarily due to sales growth, where payment is not due until the fourth quarter of 2004. The increase in accounts payable and accrued expenses was primarily the result of the enhancement to the Company's 401(k) retirement plan; litigation-related charges; royalties attributable to sales growth of royalty-bearing products; and an increase in employee-related accruals.

INVESTING ACTIVITIES
The Company made capital expenditures of $201 million during the nine months ended September 30, 2004 as compared to $117 million for the same period in the prior year. The increase in capital expenditures was primarily due to spending of $45 million related to the purchase of an office complex in the U.S. during the nine months ended September 30, 2004. The remainder of the increase was attributable to capital spending to further enhance the Company's manufacturing and distribution capabilities. The Company expects to incur capital expenditures of approximately $100 million during the remainder of 2004, which includes additional investments in the Company's facility network both in the U.S. and abroad.

During 2004, the Company continued to invest in securities with maturity dates that exceeded 90 days to benefit from higher returns. During the nine months ended September 30, 2004, the Company purchased approximately $516 million of held-to-maturity investments with maturity dates between 91 days and 365 days. The investments consisted primarily of six month time deposits, and approximately $159 million of the investments matured during the period. In addition, during the nine months ended September 30, 2004, the Company purchased approximately $144 million in held-to-maturity investments with maturity dates of greater than 365 days. The Company's investing activities during the nine months ended September 30, 2004 also included $90 million of cash proceeds from sales of privately held and publicly traded equity securities; $804 million of payments attributable to the current year acquisitions, net of cash acquired; $85 million of acquisition-related payments primarily associated with Embolic Protection, Inc. and Inflow; and $178 million of payments for strategic alliances with both privately held and publicly traded entities.

FINANCING ACTIVITIES
During the nine months ended September 30, 2004, the Company received proceeds from borrowings of $759 million. Proceeds from debt issuances were used principally to fund the acquisitions of Advanced Bionics and PVS, and other strategic alliances. In addition, during the nine months ended September 30, 2004, the Company received proceeds of $208 million in connection with the issuance of shares of its common stock pursuant to its stock option and employee stock purchase plans as compared to $184 million for the same period in the prior year.

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

Legislation was passed during the fourth quarter that would permit U.S. corporations to repatriate earnings of foreign subsidiaries at a reduced rate of tax of 5.25 percent versus 35 percent. The Company is currently assessing its cash repatriation strategy in light of this legislation.

In the fourth quarter of 2004, the Company obtained approval from the Board of Directors to repurchase up to 50 million shares of the Company's common stock at prevailing market prices from time to time on the open market or in privately negotiated transactions. The new authorization supplements approximately 23 million shares remaining under previous share repurchase authorizations. Repurchased shares will be made available for issuance under the Company's equity incentive plans and for general corporate purposes, including acquisitions and strategic alliances. The share repurchase program will be funded by the Company's available cash and credit facilities. During October of 2004, the Company repurchased approximately 6 million shares at an aggregate cost of approximately $200 million.

BORROWINGS AND CREDIT ARRANGEMENTS

                                                              September 30,   December 31,
(in millions)                                                     2004            2003
- ------------------------------------------------------------------------------------------
Commercial paper                                              $        983    $      1,003
Notes payable and current maturities of long-term debt                 512               6
Long-term debt-other                                                 1,001             716
Gross debt                                                           2,496           1,725
Cash, cash equivalents, short-term and long-term
  held-to-maturity investments                                       1,686             752
Net debt(2)                                                   $        810    $        973

(2) This metric represents total debt less cash, cash equivalents, short-term and long-term held-to-maturity investments.


During the first half of 2004, the Company refinanced its $1,200 million credit facilities. At September 30, 2004, the Company's revolving credit facilities totaled $2,020 million, consisting of a $1,500 million credit facility that terminates in May 2009; a $500 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; and a $20 million uncommitted credit facility. Use of the borrowings is unrestricted and the borrowings are unsecured.

The revolving credit facilities provide borrowing capacity and support the Company's commercial paper. The Company had approximately $983 million and $1,003 million of commercial paper outstanding at September 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 1.74 percent and 1.20 percent, respectively.

In addition, the Company increased its borrowing capacity under its revolving credit and security facility, which is secured by the Company's domestic trade receivables, from $200 million to $400 million. The Company had approximately $360 million and $194 million of borrowings outstanding under its revolving credit and security facility at September 30, 2004 and December 31, 2003, respectively, at weighted average interest rates of 2.11 percent and 1.44 percent, respectively. During the third quarter, the Company renewed the revolving credit and security facility for an additional 364 days through August 2005.

The Company has the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities. At September 30, 2004, the Company expects that a minimum of approximately $1,100 million of its short-term obligations, including $739 million of commercial paper, will remain outstanding beyond the next twelve months and, accordingly, has classified this portion as long-term borrowings, as compared to $650 million of short-term obligations, including $456 million of commercial paper, classified as long-term obligations at December 31, 2003.

The Company had $500 million of senior notes outstanding at September 30, 2004 and December 31, 2003 that are due in March 2005. These notes are registered securities, bear a semi-annual coupon of 6.625 percent and are not redeemable prior to maturity or subject to any sinking fund requirements. The Company has classified these notes as a current liability at September 30, 2004.

In June 2004, due to favorable market conditions, the continued increase of non-U.S. cash balances and to support the Company's strategic growth objectives, the Company issued $600 million of senior notes due June 2014 under a public registration statement previously filed with the U.S. Securities and Exchange Commission (SEC). These notes bear a semi-annual coupon of 5.45 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The Company entered a fixed-to-floating interest rate swap to hedge against changes in the fair value of these notes. The Company recorded changes in the fair value of these notes since the inception of the interest rate swap. Interest payments made or received under the interest rate swap agreement are recorded as interest expense. Interest is payable at six-month LIBOR, which was approximately 2.20 percent at September 30, 2004.

In the third quarter of 2004, the Company filed a public registration statement with the SEC for the issuance of up to $1,500 million in various debt and equity securities. The Company intends to issue approximately $500 million in debt securities under this public registration statement during the fourth quarter of 2004.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS
Since 2001, the Company has completed twelve business combinations. All of the combinations were completed using the purchase method of accounting. Those completed before July 1, 2001 were accounted for under Accounting Principles

Board Opinion No. 16, BUSINESS COMBINATIONS. Those completed after June 30, 2001 were accounted for under Financial Accounting Standards Board (FASB) Statement No. 141, BUSINESS COMBINATIONS.

Certain of the Company's business combinations involve the payment of contingent consideration. For acquisitions completed before July 1, 2001, these payments, if and when made, are allocated to specific intangible asset categories, including purchased research and development, with the remainder assigned to goodwill as if the consideration had been paid as of the date of acquisition. For acquisitions completed after June 30, 2001, these payments, if and when made, are allocated to goodwill. Payment of the additional consideration is generally contingent upon the acquired companies reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. At September 30, 2004 and December 31, 2003, the Company had accruals for acquisition-related obligations of approximately $22 million and $79 million, respectively. Of the accruals recorded in 2003, $24 million was recorded as an adjustment to purchased research and development, $9 million was recorded as an adjustment to other identifiable intangible asset categories, net of the related deferred tax liabilities, and the remainder was recorded as an adjustment to goodwill. The accruals in 2004 were recorded as an adjustment to goodwill.

In addition, at September 30, 2004, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $3.2 billion, some of which may be payable in the Company's common stock. Certain earnout payments are based on multiples of the acquired company's revenue during the earnout period, and consequently, the total payments are not currently determinable. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earnout obligation. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2004 through 2013. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $7 billion.

LEGAL MATTERS

The interventional medicine market in which the Company primarily participates is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. Intellectual property litigation to defend or create market advantage is, however, inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages, and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, such costs are expensed as incurred. If the estimate of a probable loss is a range, and no amount within the range is more likely, the minimum amount of the range is accrued. The Company's total accrual for litigation-related costs as of September 30, 2004 and December 31, 2003 was approximately $97 million and $16 million, respectively. The accrual at September 30, 2004 included a $75 million provision for legal and regulatory exposures recorded during the third quarter of 2004.

In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2004 and March 31, 2004 and the Company's Annual Report on Form 10-K for the year ended December 31, 2003, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Additionally, legal costs associated with asserting the Company's intellectual property rights and defending against claims that the Company's products infringe the intellectual property rights of others are significant. Legal costs associated with non-patent litigation and compliance activities continue to be substantial. Depending on the prevalence, significance and complexity of these matters, the Company's legal provisions could be adversely affected in the future.

PRODUCT LIABILITY CLAIMS
The Company is substantially self-insured with respect to general and product liability claims. In the normal course of its business, product liability claims are asserted against the Company. The Company accrues anticipated costs of litigation and loss for product liability claims based on historical experience, or to the extent they are probable and estimable. Losses for claims in excess of the limits of purchased insurance are recorded in earnings at the time and to the extent they are probable and estimable. The

Company's accrual for product liability claims was $13 million and $15 million at September 30, 2004 and December 31, 2003, respectively. Product liability claims against the Company will likely be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases the Company's exposure to unanticipated claims or adverse decisions. However, based on product liability losses experienced in the past, the election to become substantially self-insured is not expected to have a material impact on the Company's future operations.

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

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements. The Company desires to take advantage of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all forward-looking statements. Forward-looking statements discussed in this report include, but are not limited to, statements with respect to, and the Company's performance may be affected by:

     o volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;
     o the Company's ability to continue significant growth in revenue, gross profit, earnings and cash flow resulting from the sale of the TAXUS drug-eluting stent system in the U.S., to launch the TAXUS stent system in Japan in the second half of 2006, and to launch the next generation drug-eluting stent system, TAXUS Liberte, in certain international markets in 2005 and in the U.S. in 2006;
     o the continued availability of the TAXUS stent system in sufficient quantities and mix, the Company's ability to prevent disruptions to its TAXUS manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world;
     o the impact of new drug-eluting stents on the size of the coronary stent market, distribution of share within the coronary stent market in the U.S. and around the world and average selling prices;
     o the overall performance of and continued physician confidence in drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by the Company or its competitors;
     o continued growth in the rate of physician adoption of drug-eluting stent technology in the Company's Europe and Inter-Continental markets;
     o the Company's ability to capitalize on the opportunity in the drug-eluting stent market for continued growth in revenue and earnings and to maintain and expand its worldwide market leadership positions through reinvestment in the Company's drug-eluting stent program;

     o the Company's ability to take advantage of its position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to take advantage of opportunities that exist in the markets it serves;
     o the ability of the Company to manage inventory levels, accounts receivable and gross margins relating to the Company's TAXUS stent system and to react effectively to worldwide economic and political conditions;
     o the Company's ability to develop products and technologies successfully in addition to its TAXUS drug-eluting stent technology;
     o the Company's ability to successfully complete planned clinical trials and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;
     o the Company's ability to manage research and development and other operating expenses in light of expected revenue growth over the next twelve months;
     o the Company's ability to achieve benefits from its increased focus on internal research and development and its ability to capitalize on opportunities across its businesses;
     o the Company's ability to integrate the acquisitions and other strategic alliances it has consummated since early 2001;
     o the timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to the Company and the ultimate cost and success of these initiatives;
     o the Company's ability to maintain a 24 percent effective tax rate, excluding net special charges, during 2004 and to substantially recover its deferred tax assets;
     o the ability of the Company to meet its projected cash needs over the next twelve months, to maintain borrowing flexibility and to renew or refinance its borrowings beyond the next twelve months;
     o the Company's ability to fund its share repurchase program from available cash and credit facilities;
     o the Company's ability to access the public debt market and to issue debt or equity securities on terms reasonably acceptable to the Company;
     o risks associated with international operations including compliance with local legal and regulatory requirements;
     o the potential effect of foreign currency fluctuations and interest rate fluctuations on revenues, expenses and resulting margins;
     o the effect of litigation, risk management practices including self-insurance, and compliance activities on the Company's loss contingency, legal provision and cash flow;
     o the impact of stockholder, patent, product liability, Medinol Ltd. and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation; and
     o risks associated with regulatory compliance, quality systems standards and complaint-handling.

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


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company had currency derivative instruments outstanding in the notional amount of $3,856 million and $1,724 million at September 30, 2004 and December 31, 2003, respectively. The Company recorded $53 million of assets and $36 million of liabilities to recognize the fair value of these instruments at September 30, 2004, compared to $15 million of assets and $84 million of liabilities to recognize the fair value of these instruments at December 31, 2003. A 10 percent appreciation in the U.S. dollar's value relative to the hedged currencies would increase the derivative instruments' fair value by $143 million and $105 million at September 30, 2004 and December 31, 2003, respectively. A 10 percent depreciation in the U.S. dollar's value relative to the hedged currencies would decrease the derivative instruments' fair value by $154 million and $128 million at September 30, 2004 and December 31, 2003, respectively. Any increase or decrease in the fair value of the Company's currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

The Company's earnings and cash flow exposure to interest rates consists of fixed and floating rate debt instruments that are denominated primarily in U.S. dollars and Japanese yen. The Company uses interest rate derivative instruments to manage its exposure to interest rate movements and to reduce borrowing costs by converting floating rate debt into fixed rate debt or fixed rate debt into floating rate debt. The Company had interest rate derivative instruments outstanding in the notional amount of $1,100 million and $500 million at September 30, 2004 and December 31, 2003, respectively. The Company recorded assets of $38 million to reflect the fair values of these instruments on the Company's consolidated balance sheet at September 30, 2004, compared to an immaterial amount at December 31, 2003. A 100 basis point increase in global interest rates would decrease the derivative instruments' fair value by $51 million at September 30, 2004, compared to $7 million at December 31, 2003. A

100 basis point decrease in global interest rates would increase the derivative instruments' fair value by $56 million at September 30, 2004, compared to $7 million at December 31, 2003. Any increase or decrease in the fair value of the Company's interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.


ITEM 4.   CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company's management, with the participation of the Company's President and Chief Executive Officer and Senior Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Rule 13a-15(b) of the Exchange Act. Disclosure controls and procedures ensure that material information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and ensure that such material information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the Company's disclosure controls and procedures were effective. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
During the quarter ended September 30, 2004, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
                                OTHER INFORMATION



ITEM 1.   LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to the Company's unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.



ITEM 6.   EXHIBITS

          Exhibits
          --------
            10.1 Form of Amendment #5 to Credit and Security Agreement dated as of August 13, 2004

            10.2 Form of Third Amendment to the Boston Scientific Corporation 401(k) Retirement Savings Plan (Exhibit 99.1, Current Report on Form 8-K filed on September 30, 2004)

            31.1       Certification of the Chief Executive Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

            31.2       Certification of the Chief Financial Officer pursuant to
                       Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

            32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2004.




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