Form 10-K
period 2004-12-31
BOSTON SCIENTIFIC CORP
filed 2005-03-16
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION

(Exact Name Of Company As Specified In Its Charter)

DELAWARE (State of Incorporation)	04-2695240 (I.R.S. Employer Identification No.)

ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address Of Principal Executive Offices)

(508) 650-8000
(Company’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE PER SHARE (Title Of Class)	NEW YORK STOCK EXCHANGE (Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes: ☑   No ☐

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $26 billion based on the closing price of the Company’s common stock on June 30, 2004, the last business day of the Company’s most recently completed second fiscal quarter.

The number of shares outstanding of the Company’s common stock as of February 28, 2005, was 838,757,151.

DOCUMENTS INCORPORATED BY REFERENCE

Our 2005 Proxy Statement to be filed with the Securities and Exchange Commission (SEC) on or about April 4, 2005 is incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

The Company

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including interventional cardiology, peripheral interventions, vascular surgery, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. When used in this report, the terms “we,” “us,” “our” and the “Company” mean Boston Scientific Corporation and its divisions and subsidiaries.

Since we were formed in 1979, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals improve their patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. Our products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems.

Some of our less-invasive medical products are used for enlarging narrowed blood vessels to prevent heart attack and stroke; clearing passages blocked by plaque to restore blood flow; opening obstructions and bringing relief to patients suffering from various forms of cancer; performing biopsies and intravascular ultrasounds; mapping electrical problems in the heart; placing filters to prevent blood clots from reaching the lungs, heart or brain; treating urological, renal, pulmonary, neurovascular and gastrointestinal diseases; and modulating nerve activity to treat deafness and chronic pain.

Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. Medi-tech’s initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first less-invasive procedures performed and versions of these catheters are still used today. In 1979, John Abele joined with Peter Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, our net sales have increased substantially, growing from $1.8 million in 1979 to approximately $5.6 billion in 2004.

Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in less-invasive medicine. For example, in June 2004 we acquired Advanced Bionics Corporation, a developer, manufacturer and marketer of neuromodulation devices used to treat neurological conditions such as deafness and chronic pain. This and other acquisitions have helped us to offer one of the broadest product lines in the world for use in less-invasive procedures. The depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups and hospital consolidation.

Information on revenues, profits and total assets for our business segments and by geographical area appears in our 2004 consolidated financial statements for the year ended December 31, 2004, which are included in Item 8 of this report.

The Drug-Eluting Stent Opportunity

Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is in large part due to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow from the heart. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development and scientific research. We believe that the combination of certain drugs and coronary stents offers the opportunity for a more lasting solution for coronary artery disease.

Use of our products in the United States and abroad has demonstrated that drug-eluting stents reduce the need for repeat procedures - or more expensive surgical procedures - and significantly reduce healthcare costs, as well as overall patient risk, trauma, procedure time and the need for post-procedural care. Since its U.S. launch in March 2004 and its Europe and Inter-Continental launch in 2003, our proprietary polymer-based paclitaxel-eluting stent technology for reducing coronary restenosis, the TAXUS® Express 2™ coronary stent system, has become the worldwide leader in the drug-eluting coronary stent market. The proprietary polymer on the stent allows for controlled delivery of the drug paclitaxel. Paclitaxel is a multi-functional microtubular inhibitor that affects platelets, smooth muscle cells and white blood cells, all of which are believed to contribute to restenosis. The flexibility of the device facilitates placement of the stent in the coronary anatomy and the conformability of the stent within a diseased coronary artery. This, combined with our polymer-based drug-eluting technology, contributes to the differentiation of the TAXUS paclitaxel-eluting coronary stent platform. In November 2004, we converted to exclusive our license for the use of paclitaxel and other agents for licensed applications in the coronary vascular field. In 2004, approximately 38% of our net sales were derived from sales of our TAXUS stent system.

We are continuing to enhance our product offerings in the coronary and drug-eluting stent markets. We recently launched our next-generation coronary stent, the TAXUS® Liberté ™ coronary stent system, in 18 countries in our Inter-Continental markets, and we expect to launch the product in Europe later in 2005 and in the U.S. in 2006, subject to regulatory approval. The Liberté coronary stent is designed to enhance deliverability and conformability, particularly in challenging lesions. We received a CE Mark in Europe to market the bare-metal Liberté stent system in late 2003.

The introduction of drug-eluting stents has had a significant impact on the market size for coronary stents and on the distribution of market share across that market. Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market and there is uncertainty regarding the timing of new entrants into that market. In 2004, Johnson & Johnson announced its intent to acquire Guidant Corporation. These two companies are two of our primary competitors in the coronary stent market and this acquisition may create increased volatility and uncertainty within the coronary stent market.

The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include unexpected variations in clinical results or product performance of our or our competitors’ products; the timing of new competitive launches; the average selling prices of drug-eluting stent systems; delayed or limited regulatory approvals and reimbursement policies; litigation related to intellectual property; continued physician confidence in our technology; the average number of stents used per procedure; expansion of indications for use; and the international adoption rate of drug-eluting stent technology.

Business Strategy

Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. Our mission is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those obtained externally through strategic acquisitions and alliances. Building relationships with development companies and inventors allows us to deepen our current franchises as well as expand into complementary businesses.

Key elements of our overall business strategy include the following:

Innovation

We are committed to harnessing technological innovation through a mixture of tactical and strategic initiatives that are designed to offer sustainable growth in the near and long term. Combining internally developed products and technologies with those obtained through acquisitions and alliances allows us to focus on and deliver products currently in our pipeline as well as to strengthen our technology portfolio by accessing third party technologies.

Clinical Excellence

Our commitment to innovation is further demonstrated by our rapidly expanding clinical capabilities. Our clinical group is focused on driving innovative therapies that can transform the practice of medicine. Our clinical teams are organized by therapeutic specialty to better support our research and development pipeline and marketing and sales efforts. During 2004, our clinical organization planned, initiated and conducted an expanding series of focused clinical trials that support regulatory and reimbursement requirements and demonstrate the safe and effective clinical performance of critical products and technologies.

Product Diversity

We are committed to reinvesting our profits into our drug-eluting stent technology and other product lines. We offer products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of our product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source.

Operational Excellence

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and optimizing our plant network in order to increase operational efficiencies within our organization. By centralizing our operations at the corporate level and shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including enhancement of existing products and their commercial launch. In addition, we consistently strive to understand and exceed the expectations of our customers. Our commitment to quality and the success of our quality objectives are designed to build customer trust and loyalty.

Focused Marketing

Each of our business groups maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians.

Active Participation in the Medical Community

We believe that we have excellent working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and patients. Active participation in the medical community contributes to physician understanding and adoption of less-invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

Corporate Culture

We believe that success and leadership evolve from a motivating corporate culture that rewards achievement, respects and values individual employees and customers, and focuses on quality, technology, integrity and service. We believe that our success is attributable in large part to the high caliber of our employees and our commitment to respecting the values on which our success has been based.

Research and Development

Our investment in research and development is critical to drive our future growth. We have directed our development efforts toward innovative technologies designed to expand current markets or enter new markets. Enhancements to existing products that are typically developed within our research and development, manufacturing and marketing operations, contribute to each year’s sales growth. We believe that streamlining, prioritizing and coordinating our technology pipeline and new product development activities are essential to our ability to stimulate growth and maintain leadership positions in our markets. By centralizing certain new platform technology development at the corporate level, we are able to pursue technologies that can be leveraged across multiple markets. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the R&D, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable new products and technologies and get them to market in a timely manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products.

We believe our future success will depend upon the strength of these development efforts. There can be no assurance that we will realize financial benefit from our development programs, continue to be successful in identifying, developing and marketing new products or that products or technologies developed by others will not render our products or technologies noncompetitive or obsolete. In 2004, we expended approximately $569 million on research and development, representing approximately 10 percent of our 2004 net sales. The investment in research and development reflects spending on new product development programs as well as regulatory compliance and clinical research, particularly relating to our next-generation stent platforms and other development programs acquired in connection with our business combinations.

Strategic Initiatives

Since 1995, we have undertaken a strategic acquisition program to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical industry. In 2004, we invested more than $1.2 billion in approximately 50 new and existing strategic alliances. These initiatives are intended to further expand our product offerings by adding new or complementary technologies to our already diverse technology portfolio.

Many of our alliances involve complex arrangements with third parties and include, in many instances, the option to purchase these companies at pre-established future dates, generally upon the attainment of performance, regulatory and/or revenue milestones. These arrangements allow us to evaluate new technologies prior to acquisition.

As the healthcare environment continues to undergo rapid change, we expect that we will continue to focus on strategic acquisitions and alliances in order to provide new products and technology platforms to our customers. In addition, we expect to make additional investments in several of our existing strategic relationships.

Products

Our products are principally offered for sale by two dedicated business groups - Cardiovascular and Endosurgery. Our Cardiovascular organization focuses on products and technologies for use in interventional cardiology, peripheral interventions, vascular surgery, electrophysiology and neurovascular procedures. Our Endosurgery organization focuses on products and technologies for use in oncology, endoscopy, urology and gynecology procedures. In addition, during 2004, we entered the Neuromodulation market, through the acquisition of Advanced Bionics Corporation, which specializes in the treatment of auditory disorders and chronic pain. During 2004, approximately 80 percent of our net sales were derived from our Cardiovascular business, approximately 19 percent from our Endosurgery business and approximately 1 percent from our Neuromodulation business.

The following section describes some of our Cardiovascular, Endosurgery and Neuromodulation offerings:

Cardiovascular

Coronary Stents

Drug-Eluting Stents

We launched our TAXUS Express2 paclitaxel-eluting coronary stent system in Europe and certain other international markets during 2003 and in the U.S. during the first quarter of 2004. We expect to launch the TAXUS Express 2 stent system in Japan in late 2006, pending regulatory approval.

Bare-Metal Stents

We market both balloon-expandable and self-expanding coronary stent systems. Following its launch in Japan in early 2004, our Express2 coronary stent system is now offered on a worldwide basis. The Express2 coronary stent system — an Express stent combined with advanced Maverick® balloon catheter technology — features a laser-bonded, flexible tip with a long, low profile designed for easy tracking and is the platform for our drug-eluting stent system. Its Bioslide® hydrophilic coating is designed to reduce friction, while the proprietary Crimp 360™ technology secures the stent to the balloon.

In January 2005, we launched our next-generation coronary stent, the TAXUS Liberté paclitaxel-eluting coronary stent, in 18 countries in our Inter-Continental market and expect to launch the product in Europe in late 2005 and in the U.S. in 2006, pending regulatory approval. Our Liberté coronary stent is designed to enhance deliverability and conformability, particularly in challenging lesions. We received a CE Mark in Europe to market the bare-metal Liberté stent system in late 2003.

Coronary Revascularization

We market a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of our products in this market are used in percutaneous transluminal coronary angioplasty (PTCA) and percutaneous transluminal coronary rotational atherectomy and include PTCA balloon catheters, such as the Maverick balloon catheter, the Cutting Balloon® microsurgical dilatation device, rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters. We also market a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that enable the injection of contrast and saline or the withdrawal and disposal of bodily waste.

Intraluminal Ultrasound Imaging

We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral systems.

Embolic Protection

Our FilterWire™ Embolic Protection System is designed to capture embolic material that may become dislodged during cardiovascular interventions, which could otherwise travel into the microvasculature where it could cause a heart attack. The

FilterWire EZ™ System, is a low-profile filter mounted on a rapid-exchange deployment system designed to capture embolic debris released during a procedure and prevent it from traveling to the brain, where it could cause a stroke. It has been granted CE Mark and is commercially available in Europe and other international markets for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels. We launched the FilterWire EZ System in August 2004 in the U.S. for the treatment of saphenous vein grafts (SVGs). The FilterWire EZ System is also currently in clinical trials to evaluate the benefits of embolic protection during primary percutaneous coronary interventions, or stenting, to treat acute myocardial infarction. We have an equity investment in and option to purchase Rubicon Medical Corporation, a developer of embolic protection devices, including a filter that is integrated into a guidewire. The Rubicon® filter is deployed by pulling back on a small wire that runs through the middle of the system. By pulling an inner wire instead of an outer sheath, Rubicon is able to deliver the same size filter with a system that has a much smaller diameter delivery profile.

Peripheral Interventions

We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in biliary structures), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product line includes vascular access products, balloon catheters, stents and peripheral vascular catheters, wires and accessories. During the third quarter of 2004, we launched our Peripheral Cutting Balloon® microsurgical dilatation device in the U.S. The device features tiny, longitudinally mounted microsurgical blades on the surface of an angioplasty balloon to score a lesion with precise incisions, allowing the balloon to dilate the vessel with less pressure. The device is expected to be used to treat patients who are undergoing hemodialysis for end stage renal disease, which occurs when both kidneys are impaired. We also sell the Peripheral Cutting Balloon device internationally.

Vascular Surgery

We design abdominal, thoracic and peripheral vascular grafts for the treatment of aortic aneurysms and dissections, peripheral vascular occlusive diseases and dialysis access. Our Hemashield® grafts and fabrics are used for peripheral vascular and cardiovascular indications.

Electrophysiology

We offer medical devices for the diagnosis and treatment of cardiac conditions called arrhythmias (abnormal heartbeats). Included in our product offerings are RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, as well as a line of diagnostic catheters and associated accessories.

Neurovascular Intervention

We market a line of coils (coated and uncoated), micro-guidewires, micro-catheters, guiding catheters and embolics to neuroradiologists and neurosurgeons to treat diseases of the neurovascular system. We market the GDC® (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms.

Endosurgery

Esophageal, Gastric And Duodenal (Small Intestine) Intervention

We market a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, gastroesophageal reflux disease (GERD), portal hypertension, peptic ulcers and esophageal cancer. Our products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters and enteral feeding devices. We also market a family of esophageal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. Our ENTERYX® Liquid Polymer Technology is designed to less invasively treat symptoms associated with chronic GERD in patients who respond to pharmaceutical therapy.

Colorectal Intervention

We market a line of hemostatic catheters, polypectomy snares, biopsy forceps, enteral stents and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer.

Pancreatico-Biliary Intervention

We sell a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile duct. Our products include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. We also market self-expanding metal and temporary biliary stents for palliation and drainage of the common bile duct.

Pulmonary Intervention

We market devices to diagnose, treat and palliate diseases of the pulmonary system. The major devices include pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate strictures or for tumor management.

Urinary Tract Intervention and Bladder Disease

We sell a variety of products designed primarily to treat patients with urinary stone disease, including ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate or remove the stone; intracorporeal shock wave lithotripsy devices and holmium laser systems used to disintegrate stones; ureteral stents implanted temporarily in the urinary tract to provide short-term or long-term drainage; and a wide variety of guidewires used to gain access to a specific site. We have also developed other devices to diagnose and treat bladder cancer and bladder obstruction.

Prostate Intervention

For the treatment of Benign Prostatic Hyperplasia (BPH), we currently market electro-surgical resection devices designed to resect large diseased tissue sites and an automatic disposable needle biopsy system, designed to take rapid core prostate biopsies. In addition, we distribute and market the Prolieve™ thermodilitation system, a transurethral microwave thermotherapy system for treatment of symptoms associated with BPH.

Urinary Incontinence

We market a line of less-invasive devices, sling materials and injectables to treat stress urinary incontinence, an affliction commonly treated with various surgical procedures. In October 2004, we launched a full line of mid-urethral sling products for the treatment of female stress urinary incontinence.

Gynecology

We also market products in the area of women’s health. Our Hydro ThermAblator® System (HTA®) offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding. In March 2004, we received FDA clearance to market our Contour SE™ Microspheres embolic agent for the treatment of uterine fibroids.

Oncology

We market a broad line of products designed to treat, diagnose and palliate various forms of cancer. Our current suite of products includes a variety of microcatheters, embolic materials, coils and other products used to restrict blood supply to targeted organs or other areas of the body as well as biopsy devices. In addition, we market radiofrequency based therapeutic devices for the ablation of various forms of soft tissue lesions (tumors).

Neuromodulation

Cochlear Implants

Advanced Bionics develops and markets in the U.S., Europe and Japan the HiResolution® 90K Cochlear Implant System to restore hearing to the profoundly deaf. The technology consists of an external sound processor, which captures and processes sound information from the environment and transmits the digital information through the skin to the implant. The implant delivers digital pulses of electrical current to precise locations on the auditory nerve, which the brain perceives as sound.

Spinal Cord Stimulation

We market Advanced Bionics’ Precision® Spinal Cord Stimulation System for the treatment of chronic pain of the lower back and legs. This system delivers advanced pain management by applying a small electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a patient-directed fitting system for fast and effective programming.

Growth Initiatives

In addition to the products and technologies described above, we intend to focus significant resources on the following additional growth initiatives:

Next-Generation Drug-Eluting Stent Platforms

Our next-generation TAXUS Liberté coronary stent system combines the TAXUS® drug-eluting stent technology with a more flexible stent that is intended to enhance deliverability to the lesion site and improve conformability to the natural contours of the vessel. We launched the TAXUS Liberté system in certain Inter-Continental markets in early 2005. We expect to launch the TAXUS Liberté stent system in Europe during 2005 and in the U.S. during 2006, subject to regulatory approval. In addition, we intend to continue to invest aggressively on next-generation drug-eluting stent systems and underlying technologies.

Bifurcation Stenting

In March 2005, we completed our acquisition of Advanced Stent Technologies (AST), a development stage company that has developed a coronary bifurcation stent, with a proprietary Petal™ stent feature. We intend to use the AST technology to develop a bifurcation stent that combines a drug-eluting stent with a dual-wire delivery system to address the special challenges of stent therapy at bifurcation sites (branches in the arterial tree).

Carotid Artery Stenting

Carotid stents represent a less-invasive and potentially safer alternative to endarterectomy, the traditional surgical treatment. Our Carotid Wallstent® Monorail® Endoprosthesis is a self-expanding stent loaded within a rapid exchange deployment system engineered to open the carotid artery and improve blood flow to the brain. Our FilterWire EZ Embolic Protection System is a retrievable device placed distal to the area where the stent is being implanted to capture embolic debris released during the procedure and prevent it from migrating to the brain, where it could cause serious harm. We have collaborated with Endotex Interventional Systems, Inc. to conduct a clinical trial which combines our FilterWire EZ system with the Nextent® carotid stent. We have the right to distribute the Nextent carotid stent in international markets with a launch anticipated in 2005 and an option to acquire Endotex.

Vascular Sealing

We have acquired an equity stake in and the option to acquire Therus Corporation, an early-stage company developing less-invasive devices to control bleeding. Therus’ closure system uses focused ultrasound technology to seal arterial punctures non-invasively. By focusing sound waves on the puncture site, the closure system uses heat energy to coagulate the surrounding tissue and rapidly stop bleeding.

Endovascular Aortic Repair

We acquired the distribution rights for and an option to acquire Trivascular, an early stage company focused on the development of a stent graft for the treatment of abdominal aortic aneurysms, a weak, bulging section of the wall of the aorta that can rupture and lead to death. The Trivascular® device replaces much of the metal in a traditional stent with a liquid polymer injected into channels within the stent graft during the procedure, resulting in a graft that can use a small delivery system while potentially providing enhanced durability, positive fixation and seal.

Endoscopic Video Imaging

Our Endovations™ Endoscopy Suite is an integrated system that includes a scope, a console and a flat screen monitor for use in endoscopic procedures, such as colonoscopies. By employing lighter, disposable scopes, Endovations is designed to reduce reprocessing costs, improve efficiency and make procedures easier for clinicians and less painful for patients. We expect to launch our Endovations Endoscopy Suite in 2006.

Cardiac Rhythm Management

In 2004, we acquired an equity investment in and option to purchase Cameron Health, a company that is developing a next-generation implantable cardioverter defibrillator (ICD) for cardiac rhythm management. Implanted in subcutaneous tissue, these ICDs automatically deliver high-energy electrical shocks as needed to stabilize the heart’s rhythm when it is beating in a rapid, uncontrolled fashion. Cameron’s ICDs offer a less-invasive alternative for treating cardiac rhythm abnormalities. Cameron has initiated clinical testing of its ICD technology outside the U.S. and expects to begin a U.S. investigational device exemption trial in 2005.

Neuromodulation

In June 2004, we acquired Advanced Bionics, an implantable microelectronic device company, which enabled us to expand our operations into the neuromodulation market.

Advanced Bionics’ Precision® Spinal Cord Stimulation System delivers advanced pain management by applying a small electrical signal to mask pain signals traveling from the spinal cord to the brain. We are planning a U.S. market release of a second generation device in 2005 and a release to select markets outside of the U.S. in 2006.

Advanced Bionics’ bion® microstimulator is designed, among other things, to relieve migraine pain by sending electrical pulses to the occipital nerves at the base of the skull. The bion microstimulator is currently the subject of a feasibility trial and a commercial release could occur in 2008, subject to regulatory approval.

While we intend to focus on each of these and other initiatives, there can be no guarantee that any of them will be successful and we may discontinue any or all of these initiatives at any time.

Marketing and Sales

A dedicated sales force of approximately 1,800 individuals in over 40 countries internationally and over 1,800 individuals in the U.S. marketed our products worldwide as of December 31, 2004. Sales in countries where we have direct sales organizations accounted for approximately 99 percent of our net sales during 2004. A network of distributors and dealers who offer our products in more than 40 countries worldwide accounts for our remaining sales. We also have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks.

In 2004, we sold our products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. We are not dependent on any single institution and no single institution accounted for more than 10 percent of our net sales in 2004. Large group purchasing organizations, hospital networks and other buying groups have, however, become increasingly important to our business and represent a substantial portion of our U.S. net sales.

We also distribute certain products for third parties, including an introducer sheath and certain guidewires, which may only be available into 2006, as well as BPH devices and acellular tissue for use in connection with urology and gynecology procedures. Together, these distributed products represented less than 10 percent of our 2004 net sales. Leveraging our sales and marketing strength, we expect to continue to seek new opportunities for distributing complementary products as well as new technologies.

International Operations

Internationally, we operate through three business segments divided among the geographic regions of Europe, Japan and Inter-Continental. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that may be implemented across our product lines.

International sales accounted for approximately 38 percent of our net sales in 2004. Net sales and operating income attributable to significant geographic areas are presented in Note O to our 2004 consolidated financial statements, which are included in Item 8 below.

In recent years, we have expanded our direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. As of December 31, 2004, we had direct marketing and sales operations in over 40 countries internationally. We believe that we will continue to leverage our infrastructure in markets where commercially appropriate and to use third parties in those smaller markets where it is not economical or strategic to establish a direct presence.

We have four international manufacturing facilities in Ireland and one in Costa Rica. Presently, approximately 34 percent of our products sold worldwide are manufactured at these facilities. We also maintain an international research and development facility in Ireland and a training and research and development center in Miyazaki, Japan.

Our international presence exposes us to certain financial and other risks. One of these risks is the potentially negative impact of foreign currency fluctuations on our sales and expenses. Although we engage in hedging transactions that may offset the effect of fluctuations in foreign currency exchange rates on foreign currency denominated assets, liabilities, earnings and cash flows, financial exposure may nonetheless result, primarily from the timing of transactions, forecast volatility and the movement of exchange rates.

International markets are also affected by economic pressure to contain reimbursement levels and healthcare costs. Our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our revenues and profits.

Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, greater risk and higher expenses. In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals, may limit our ability to market our full line of existing products within these jurisdictions.

Manufacturing; Raw Materials

We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made for us to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. Nevertheless, we have an ongoing program to identify single source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the regulatory approval system and the complex nature of the manufacturing processes employed by us and many suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect our operations and financial condition, particularly materials or components related to our TAXUS paclitaxel-eluting coronary stent system.

Quality Assurance

We are committed to providing high quality products to our customers. To meet this commitment, we are implementing state-of-the-art quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. Our quality system is designed to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems enable us to satisfy the quality system regulations of the FDA with respect to products sold in the U.S. Many of our operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN 46001 and EN 46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN 46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic reexamination.

During 2002, we established an initiative to seek ISO 14001 certification at various plants around the world. ISO 14001, the environmental management system standard in the ISO 14000 series, provides a voluntary framework to identify key environmental aspects associated with our businesses. We engage in continuous environmental performance improvement around these aspects. At present, nine of our manufacturing and distribution facilities have attained ISO 14001 certification and we expect one additional facility to become certified during 2005. This initiative will continue until each of our manufacturing facilities, including those we acquire, becomes certified.

Competition

We encounter significant competition across our product lines and in each market in which our products are sold from various entities, some of which may have greater financial and marketing resources than ours. Our primary competitors include: Abbott Laboratories, Inc., Cook, Inc., Guidant Corporation (including its subsidiary Advanced Cardiovascular Systems, Inc.), Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.), as well as a wide range of companies which sell a single or limited number of competitive products or participate only in a specific market segment. In addition, the worldwide coronary stent market is dynamic and highly competitive, with significant market share volatility. Technology and competitive offerings, particularly further competitive entries in the drug-eluting stent market, may negatively impact our revenues. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states which are currently or intended to be treated using our products.

We believe that our products compete primarily on the basis of their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, including ease of use, reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have also increasingly been required to compete on the basis of price, value and efficiency. We believe that our continued competitive success will depend upon our ability to create or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties and supply sufficient inventory to meet customer demand.

Regulation

The medical devices that we manufacture and market are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

In the U.S., permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (a 510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to a device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by us without additional 510(k) Submissions.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain Class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, we must comply with investigational device exemption (IDE) regulations in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review our PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

The FDA can ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements.

In the European Union, we are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We also comply with all other foreign regulations such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from those required by the FDA.

The process of obtaining clearance to market products is costly and time-consuming in virtually all of the major markets in which we sell products and can delay the marketing and sale of new products. Countries around the world have recently adopted more stringent regulatory requirements which are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. No assurance can be given that any of our new medical devices will be approved on a timely basis, if at all. In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations.

We are also subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that compliance with environmental laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that environmental laws will not have a material impact on our results of operations. We periodically assess potential environmental contingent liabilities. At present, we are not aware of any such liabilities which would have a material impact on our business. In September 2004, we received a certification stating that we met the new enhanced environmental FTSE4Good criteria and were notified that we are a constituent member of the FTSE4Good Index.

Third-Party Coverage and Reimbursement

Our products are purchased by hospitals, doctors and other healthcare providers who are reimbursed for the healthcare services provided to their patients by third-party payers, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs. Third party payers may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payer. Reimbursement by third-party payers for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third party payers are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payers, that reimbursement will be available or, if available, that the third-party payers’ coverage policies will not adversely affect our ability to sell our products profitably.

Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business. Implementation of healthcare reforms in significant markets such as Japan, Europe and other countries may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

Proprietary Rights and Patent Litigation

The interventional medicine market in which we primarily participate is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the proceedings, and are frequently modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. Adverse outcomes in one or more of these proceedings could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us.

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. We hold more than 3,500 U.S. patents (many of which have foreign counterparts) and have over 6,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

We rely on non-disclosure and non-competition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary technology. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets and proprietary knowledge.

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which we compete. We have defended, and will likely continue to defend, ourself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, which could have a material adverse effect on us.

Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation. Settlement may include cross-licensing of the patents which are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

See Item 3, “Legal Proceedings,” below and Note K - Commitments and Contingencies to our 2004 consolidated financial statements included in Item 8 below for a further discussion of patent and other litigation and proceedings involving us. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note K to our consolidated financial statements, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows.

Risk Management

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. We are involved in various lawsuits arising in the normal course of business from product liability claims. We have elected to become substantially self-insured with respect to general and product liability claims. As a result of the economic factors impacting the insurance industry, meaningful liability insurance coverage became unavailable while the cost of insurance became economically prohibitive. The absence of third-party insurance coverage increases our exposure to unanticipated claims or adverse decisions. However, based on product liability losses experienced in the past, our election to become substantially self-insured is not expected to have a material impact on our future operations. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Employees

As of December 31, 2004, we had approximately 17,500 employees, including more than 8,750 in operations, 1,930 in administration, 2,500 in clinical, regulatory and research and development and 4,270 in selling, marketing, distribution and related administrative support. Of these employees, approximately 3,300 were employed in our international operations. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Seasonality

Our worldwide sales do not reflect any significant degree of seasonality; however customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC. Our Corporate Governance Guidelines, proxy statement and Code of Conduct, which applies to all of our directors, officers and employees, including our Board of Directors, Chief Executive Officer and Chief Financial Officer, are also available on our website (along with any amendments to those documents). Any amendments to or waivers for executive officers or directors of our Code of Conduct will be disclosed on our website promptly after the date of any such amendment or waiver. Printed copies of these materials are also available free of charge to shareholders who request them in writing from Investor Relations. Information on our website or connected to our website is not incorporated by reference into this Form 10-K.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements.” Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words used in connection with, among other things, discussions of our financial performance, growth strategy, regulatory approvals, product development or new product launches, market position, sales efforts, intellectual property matters or acquisitions and divestitures. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

We do not intend to update these forward-looking statements even if new information becomes available or other events occur in the future. We have identified these forward-looking statements in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below.

Stents

•	Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

•	Our ability to continue growth in revenue, gross profit, earnings and cash flow resulting from the sale of the TAXUS Express[2] drug-eluting stent system in the United States, to launch the TAXUS stent system in Japan late in 2006, and to launch the next-generation drug-eluting stent system, TAXUS Liberté stent system, in certain international markets in 2005 and in the United States in 2006;

•	The continued availability of the TAXUS stent system in sufficient quantities and mix, our ability to prevent disruptions to our TAXUS stent system manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world;

•	The impact of new drug-eluting stents on the size of the coronary stent market, distribution of share within the coronary stent market in the United States and around the world, and average selling prices;

•	The overall performance of and continued physician confidence in drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by us or our competitors;

•	Continued growth in the rate of physician adoption of drug-eluting stent technology in our Europe and Inter-Continental markets;

•	Our ability to capitalize on the opportunity in the drug-eluting stent market for continued growth in revenue and earnings and to maintain and expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

•	Our ability to take advantage of our position as one of two early entrants in the United States drug-eluting stent market, to anticipate competitor products as they enter the market and to take advantage of opportunities that exist in the markets we serve; and

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses relating to our TAXUS stent system and other product franchises and to react effectively to worldwide economic and political conditions.

Research and Development

•	Our ability to successfully complete planned clinical trials, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses in light of expected revenue growth over the next twelve-months;

•	Our ability to fund and achieve benefits from our increased focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our ability to develop products and technologies successfully in addition to our TAXUS drug-eluting stent technology; and

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives.

Strategic Alliances

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated since early 2001;

•	Our decision to exercise options to purchase certain strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

Cash Flow

•	Our ability to meet our projected cash needs and fund our share repurchase program over the next twelve-months, to maintain borrowing flexibility and to renew or refinance our borrowings beyond the next twelve-months;

•	Our ability to access the public debt market and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to maintain a 24 percent effective tax rate, excluding certain charges, during 2005 and to recover substantially our deferred tax assets; and

•	Our ability to repatriate accumulated income earned abroad successfully as permitted by the American Jobs Creation Act of 2004.

International Operations

•	Risks associated with international operations including compliance with local legal and regulatory requirements; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on revenues, expenses and resulting margins.

Litigation and Regulatory Compliance

•	The effect of litigation, risk management practices including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of stockholder, patent, product liability, Medinol and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation; and

•	Risks associated with regulatory compliance, quality systems standards and complaint-handling.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 2. PROPERTIES

Our world headquarters are located in Natick, Massachusetts. We have regional headquarters located in Tokyo, Japan; Paris, France and Singapore. As of December 31, 2004, our manufacturing, research, distribution and other key facilities totaled more than 6.1 million square feet of which more than 5 million square feet was owned by us and the balance is leased. As of December 31, 2004, our principal manufacturing and technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, Washington, New York, Utah, Ireland, Costa Rica and Japan, and our principal distribution centers were located in Massachusetts, The Netherlands and Japan. As of December 31, 2004, we maintained 24 manufacturing and technology centers, 18 in the U.S., four in Ireland, one in Costa Rica and one in Japan. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities.

(in square feet)	Total Space	Owned	Leased
Domestic	5,284,000	4,276,000	1,008,000
Foreign	851,000	751,000	100,000
Total	6,135,000	5,027,000	1,108,000

ITEM 3. LEGAL PROCEEDINGS

See Note K — “Commitments and Contingencies,” to our 2004 consolidated financial statements included in Item 8 below

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BSX.” Our annual CEO certification for the previous year has been submitted to the NYSE.

The following table shows the market range for our common stock based on reported sales prices on the New York Stock Exchange. All amounts below reflect the impact of our two-for-one stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003.

2004	High	Low
First Quarter	$44.12	$35.86
Second Quarter	45.81	37.32
Third Quarter	42.70	32.12
Fourth Quarter	39.46	33.36

2003	High	Low
First Quarter	$23.70	$19.84
Second Quarter	32.30	20.63
Third Quarter	34.21	28.33
Fourth Quarter	36.76	31.09

We have not paid a cash dividend during the past five years. We currently intend to retain all of our earnings to invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.

At February 28, 2005, there were 8,259 record holders of our common stock.

The closing price of our Common Stock on February 28, 2005 was $32.66.

The following table provides information about our purchases of our equity securities that are registered pursuant to Section 12 of the Exchange Act during the fourth quarter ended December 31, 2004:

			Total # of Shares	Maximum # of Shares
			Purchased as Part of	that May Yet Be
	Total # of Shares	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased [1]	Per Share [2]	Programs [3]	Programs
10/1/04-10/31/04	5,752,000	$35.37	5,752,000	66,972,000

11/1/04-11/30/04	4,600,600	$34.10	4,600,600	62,371,400

12/1/04-12/31/04	0	0	0	62,371,400

Total	10,352,600	$34.81	10,352,600	62,371,400

The information regarding securities authorized for issuance under our equity compensation plans required by this Item is included in Item 12 below.

[1]	We purchased all shares on the open market or through privately negotiated transactions to provide shares for general corporate purposes, including issuances pursuant to our equity incentive plans or strategic alliances and acquisitions.

[2]	The average price per share includes commissions of $0.03 per share.

[3]	Since 1993, our Board of Directors has authorized us to repurchase 119,600,00 shares (on a split-adjusted basis) of our common stock. As of October 2004, there were approximately 22,724,000 shares remaining under this repurchase authorization. On October 26, 2004, we announced that our Board of Directors authorized us to repurchase an additional 50,000,000 shares of our common stock, which brought our total number of shares that could be repurchased to 72,724,000. Our repurchase program does not have an expiration date.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Data
(unaudited)
(in millions, except per share data)

Year Ended December 31,	2004	2003	2002	2001	2000

Operating Data
Net sales	$5,624	$3,476	$2,919	$2,673	$2,664
Gross profit	4,332	2,515	2,049	1,754	1,832
Selling, general and administrative expenses	1,742	1,171	1,002	926	867
Research and development expenses	569	452	343	275	199
Royalty expense	195	54	36	35	37
Amortization expense	112	89	72	136	91
Litigation-related charges (credits), net	75	15	(99)
Purchased research and development	65	37	85	282
Restructuring and merger-related charges					58
Total operating expenses	2,758	1,818	1,439	1,654	1,252
Operating income	1,574	697	610	100	580
Net income (loss)	1,062	472	373	(54)	373

Net income (loss) per common share — basic	$1.27	$0.57	$0.46	$(0.07)	$0.46
Net income (loss) per common share — assuming dilution	$1.24	$0.56	$0.45	$(0.07)	$0.46

Weighted average shares outstanding — assuming dilution	857.7	845.4	830.0	802.8	816.6

December 31,	2004	2003	2002	2001	2000

Balance Sheet Data
Working capital	$684	$487	$285	$275	$173
Total assets	8,170	5,699	4,450	3,974	3,427
Commercial paper — short-term	280	547	88	99	56
Current maturities of long-term debt	502	1
Bank obligations — short-term	446	5		132	204
Long-term debt, net of current portion	1,139	1,172	847	973	574
Stockholders’ equity	4,025	2,862	2,467	2,015	1,935
Book value per common share	$4.82	$3.46	$3.00	$2.49	$2.42

The Company paid a two-for-one stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003.

All historical amounts above have been restated to reflect the stock split.

See also the notes to our consolidated financial statements included in Item 8 below.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including interventional cardiology, peripheral interventions, vascular surgery, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. This mission is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances.

Our management’s discussion and analysis (MD&A) begins with an executive summary that outlines our financial highlights during 2004 and focuses on the impact of drug-eluting stents to our operations. Following the executive summary is an examination of the material changes in our operating results for 2004 as compared to 2003 and our operating results for 2003 as compared to 2002. The discussion then provides an examination of liquidity, focusing primarily on material changes in our operating, investing and financing cash flows, as depicted in our statements of cash flows, and the trends underlying these changes. Finally, MD&A provides information on market risk exposures and certain legal matters.

Executive Summary

Our net sales in 2004 increased to $5,624 million from $3,476 million in 2003, an increase of 62 percent. Excluding the favorable impact of $155 million of foreign currency fluctuations, our net sales increased 57 percent. Our gross profit increased to $4,332 million, or 77.0 percent of net sales, in 2004 from $2,515 million, or 72.4 percent of net sales, in 2003. Our reported net income for 2004 was $1,062 million, or $1.24 per diluted share, as compared to $472 million, or $0.56 per diluted share, in 2003. Our reported results included net after-tax charges of $332 million, or $0.39 per diluted share, in 2004 as compared to net after-tax charges of $49 million, or $0.06 per diluted share, in 2003.1 In addition, our cash provided by operating activities was $1,804 million in 2004 as compared to $787 million in 2003.

This growth in 2004 resulted largely from sales of our TAXUS® Express2™ paclitaxel-eluting coronary stent system that we launched in the United States (U.S.) in March 2004 and in our Europe and Inter-Continental markets during the first quarter of 2003. TAXUS stent sales in 2004 were $2,143 million, or 38 percent of our net sales, as compared to $198 million, or 6 percent of our net sales, in 2003. We have achieved leading drug-eluting stent market share positions within our U.S., Europe and Inter-Continental markets. We have not yet launched a drug-eluting stent system within our Japan market. In the U.S., physicians have rapidly adopted drug-eluting stent technology. As of December 31, 2004, we estimate that physicians in the U.S. have converted approximately 85 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents. In our Europe and Inter-Continental markets, conversion rates have been more gradual primarily due to the timing of local reimbursement and funding levels. As of December 31, 2004, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 40 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents. We continue to expect year-to-year growth in our drug-eluting stent sales in 2005 as a result of a full year of sales in the U.S. and increased adoption rates in our Europe and Inter-Continental markets. Further, our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market and there is uncertainty regarding the timing of new entrants into that market.

During 2004, we partially invested our increased gross profit in various research and development initiatives, particularly related to our coronary stent franchise; we funded additional headcount and programs to strengthen our sales and marketing organization; and we made enhancements to our manufacturing and distribution network. In 2005, we will continue to invest aggressively to sustain our leadership in drug-eluting stent technology and to expand our new product offerings through internal development, acquisitions and strategic alliances.

We continued to generate strong operating cash flow during 2004, which increased over $1 billion as compared to 2003. In addition, due to favorable market conditions, we raised $1.1 billion from the public markets through two bond offerings during 2004. We used cash generated from operating activities and from the public debt issuances to repay short-term debt obligations, to repurchase shares of our common stock on the open market and to fund 2004 strategic alliances and acquisitions, including our $740 million acquisition of Advanced Bionics Corporation (Advanced Bionics). The acquisition of Advanced Bionics expands our technology portfolio into the implantable microelectronic device market that physicians use to treat numerous neurological disorders.

[1]	The 2004 net after-tax charges consisted of a $75 million provision for legal and regulatory exposures; a $71 million enhancement to our 401(k) Retirement Savings Plan (401(k) Plan); $65 million of purchased research and development; a $61 million charge relating to taxes on the approximately $1 billion of cash that we plan to repatriate in 2005 under the American Jobs Creation Act of 2004; and a $60 million non-cash charge resulting from certain modifications to our stock option plans. The 2003 net after-tax charges consisted of $37 million of purchased research and development and $12 million in charges related to litigation and product liability settlements.

Results of Operations

Net Sales

The following table provides our net sales by region and the relative change on an as reported and constant currency basis:

				2004 versus 2003		2003 versus 2002
				As		As
				Reported	Constant	Reported	Constant
				Currency	Currency	Currency	Currency
(in millions)	2004	2003	2002	Basis	Basis	Basis	Basis

United States	$3,502	$1,924	$1,756	82%	82%	10%	10%

Europe	$994	$672	$456	48%	35%	47%	26%
Japan	613	541	494	13%	6%	10%	2%
Inter-Continental	515	339	213	52%	44%	59%	48%

International	$2,122	$1,552	$1,163	37%	27%	33%	20%

Worldwide	$5,624	$3,476	$2,919	62%	57%	19%	14%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis:

				2004 versus 2003		2003 versus 2002
				As Reported	Constant	As Reported	Constant
				Currency	Currency	Currency	Currency
(in millions)	2004	2003	2002	Basis	Basis	Basis	Basis

Cardiovascular	$4,107	$2,168	$1,797	89%	84%	21%	15%
Electrophysiology	130	113	101	15%	12%	12%	8%
Neurovascular	253	223	169	13%	9%	32%	23%

Cardiovascular	$4,490	$2,504	$2,067	79%	74%	21%	15%

Oncology	$186	$166	$143	12%	8%	16%	12%
Endoscopy	641	580	513	11%	7%	13%	8%
Urology	261	226	196	15%	13%	15%	13%

Endosurgery	$1,088	$972	$852	12%	9%	14%	10%

Neuromodulation	$46			N/A	N/A	N/A	N/A

Worldwide	$5,624	$3,476	$2,919	62%	57%	19%	14%

We manage our international operating regions and divisions on a constant currency basis, while market risk from currency exchange rate changes is managed at the corporate level.

U.S. Net Sales

In 2004, our U.S. net sales increased by $1,578 million, or 82 percent, as compared to 2003. The increase related primarily to $1,570 million in sales of our TAXUS stent system. We launched the TAXUS stent system in the U.S. late in the first quarter of 2004. Declines in our bare-metal stent revenue by $155 million to $59 million in 2004 partially offset this increase as physicians continued to convert the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, including our TAXUS stent system. Sales from other products within our Cardiovascular division also increased by $49 million, or 5 percent, during 2004. The remainder of the increase in our U.S. revenues related to sales growth in each of our other U.S. divisions, including $37 million in sales from our Neuromodulation division. We established this division following our June 2004 acquisition of Advanced Bionics.

In 2003, our U.S. net sales increased by $168 million, or 10 percent, as compared to 2002. The increase related primarily to sales growth in our Cardiovascular division. Our coronary stent revenues in the U.S. increased in 2003 by $35 million, or 19 percent, due to sales of the Express2TM coronary stent system that we launched in September 2002. Sales from our other Cardiovascular products, including the Maverick® coronary angioplasty balloon catheters and the FilterWire EX™ embolic protection device, also increased by $50 million, or 6 percent, as compared to 2002. The remainder of the increase in our U.S. revenues related to sales growth in each of our other U.S. divisions.

International Net Sales

In 2004, our international net sales increased by $570 million, or 37 percent, as compared to 2003. The increase related primarily to sales growth of our TAXUS stent system by $375 million, or 189 percent, in our Europe and Inter-Continental markets. We launched the TAXUS stent system in these markets during the first quarter of 2003. The remainder of the increase in our revenue in these markets was due to incremental growth in various product franchises, none of which was individually significant.

In 2004, our Japan net sales increased by $72 million, or 13 percent, as compared to 2003 primarily due to $57 million in sales of our Express2 coronary stent system. We launched the Express2 coronary stent system in Japan during the first quarter of 2004. During the second quarter of 2004, one of our competitors launched its drug-eluting stent in Japan. As a result, we experienced declining coronary stent sales in Japan throughout the second half of 2004. Until we launch our drug-eluting stent in Japan, which we expect to occur late in 2006, we do not expect significant sales of our coronary stents in Japan.

In 2003, our international net sales increased by $389 million, or 33 percent, as compared to 2002. The increase related primarily to $198 million in sales of our TAXUS stent system in our Europe and Inter-Continental markets. The remainder of the increase in our net sales in these markets was due to incremental growth in various product franchises, including our ultrasound product line as well as peripheral vascular stents and balloons.

Gross Profit

The following table provides a summary of our gross profit:

	2004		2003		2002
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales

Gross profit	4,332	77.0	2,515	72.4	2,049	70.2

In 2004, our gross profit, as a percentage of net sales, increased by 4.6 percentage points as compared to 2003. Shifts in our product sales mix toward higher margin products, primarily drug-eluting coronary stent systems in the U.S., increased our gross profit as a percentage of net sales by 6.5 percentage points. This improvement in our gross profit as a percentage of net sales was partially reduced by 1.0 percentage point related to $57 million in inventory write-downs, with $43 million of that amount attributable to our recalls of certain coronary stent systems and $14 million attributable to the write-down of TAXUS stent inventory due to shelf-life dating. In addition, other expenses primarily associated with increased investments in our manufacturing capabilities reduced gross profit as a percentage of net sales during 2004 by approximately 1.0 percentage point. We anticipate that our gross profit will continue to increase during 2005 due to expected sales growth of higher margin products, including our TAXUS stent system.

In 2003, our gross profit, as a percentage of net sales, increased by 2.2 percentage points as compared to 2002. Cost reductions resulting from prior year initiatives that related to plant network optimization, manufacturing process control and supply chain optimization increased gross profit as a percentage of net sales by 3.0 percentage points. In addition, shifts in our product sales mix toward higher margin products, primarily coronary stents, increased gross profit as a percentage of net sales by 1.3 percentage points. These improvements in gross profit were partially reduced by increased period expenses, including start-up costs associated with TAXUS stent system production, which decreased gross profit as a percentage of our net sales by 1.0 percentage point.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	2004		2003		2002
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales

Selling, general and administrative expenses	1,742	31.0	1,171	33.7	1,002	34.3

Research and development expenses	569	10.1	452	13.0	343	11.8

Royalty expense	195	3.5	54	1.6	36	1.2

Amortization expense	112	2.0	89	2.6	72	2.5

Selling, General and Administrative (SG&A) Expenses

In 2004, our SG&A expenses increased by $571 million, or 49 percent, as compared to 2003. The increase related primarily to approximately $200 million in additional marketing programs, increased headcount and higher sales force commission expenses, mainly attributable to our TAXUS stent program, and, to a lesser degree, to support our other product franchises; and $40 million due to the impact of foreign currency fluctuations. In addition, our SG&A expenses in 2004 included charges of $110 million attributable to an enhancement to our 401(k) Plan and $90 million resulting from certain modifications to our stock option plans. Further, our SG&A expenses included $40 million in operating expenses associated with our acquisition of Advanced Bionics. As a percentage of our net sales, SG&A expenses decreased to 31.0 percent in 2004 from 33.7 percent in 2003 primarily due to the significant increase in our net sales in 2004. We anticipate that SG&A expenses will continue to increase, but decrease as a percentage of net sales, excluding the impact of any future acquisitions, due to expected revenue growth and our plan to continue to grow SG&A spending at a slower rate than revenue.

In 2003, our SG&A expenses increased by $169 million, or 17 percent, as compared to 2002. The increase related primarily to approximately $95 million in additional marketing programs, increased headcount and higher employee compensation, mainly attributable to our TAXUS stent program, and, to a lesser degree, to support our other product franchises; and $45 million due to the impact of foreign currency fluctuations. As a percentage of our net sales, SG&A expenses decreased to 33.7 percent in 2003 from 34.3 percent in 2002 primarily due to our efforts to control general and administrative expenses.

Research and Development Expenses

Our investment in research and development reflects spending on regulatory compliance and clinical research as well as new product development programs. In 2004, our research and development expenses increased by $117 million, or 26 percent, as compared to 2003. The increase related primarily to an increased investment of approximately $50 million in our Cardiovascular division, which was mainly associated with our next-generation stent platforms. In addition, our research and development expenses in 2004 included $25 million attributable to our acquisition of Advanced Bionics. The remainder of the growth in our research and development spending reflects investments to enhance our clinical and regulatory infrastructure and provide additional funding for research and development on next-generation and novel technology offerings across multiple programs and divisions. As a percentage of our net sales, research and development expenses decreased to 10.1 percent in 2004 from 13.0 percent in 2003 primarily due to the significant increase in our net sales in 2004. In 2005, we expect to continue to invest aggressively in research and development and we expect research and development spending to remain at approximately 10 percent of our net sales in 2005.

In 2003, our research and development expenses increased by $109 million, or 32 percent, as compared to 2002. As a percentage of our net sales, research and development expenses increased to 13.0 percent in 2003 from 11.8 percent in 2002. The increase related primarily to an increased investment of $55 million in our drug-eluting stent franchise. In addition, in 2003, we increased our investment in certain other Cardiovascular projects by $15 million and in Endosurgery projects by $25 million.

Royalty Expense

In 2004, our royalty expense increased by $141 million, or 261 percent, as compared to 2003. As a percentage of net sales, royalty expense increased to 3.5 percent in 2004 from 1.6 percent in 2003. The increase in our royalty expense related to sales growth of royalty-bearing products, primarily sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system increased by $137 million to $147 million for 2004 as compared to 2003. In November 2004, we exercised our right under an existing licensing agreement with Angiotech Pharmaceuticals, Inc. (Angiotech) to obtain an exclusive license for the use of paclitaxel and other agents for certain applications in the coronary vascular field. In exchange for the exclusive license, we will pay Angiotech an additional royalty of one percentage point on certain future sales. We anticipate that royalty expense, as a percentage of our net sales, will increase to approximately 4 percent in 2005. In addition, we continue to enter strategic technological alliances, some of which include royalty commitments.

In 2003, our royalty expense increased by $18 million, or 50 percent, as compared to 2002. As a percentage of our net sales, royalty expense increased to 1.6 percent in 2003 from 1.2 percent in 2002. The increase related to sales growth of our royalty-bearing products, including $10 million of royalty expense payable on sales of our TAXUS stent system.

Amortization Expense

In 2004, our amortization expense increased by $23 million, or 26 percent, as compared to 2003. The increase related primarily to the amortization of intangible assets from the acquisitions in 2004 of Advanced Bionics and Precision Vascular Systems, Inc. (PVS). Amortization expense for these two acquisitions was $17 million in 2004. As a percentage of our net sales, amortization expense decreased to 2.0 percent in 2004 from 2.6 percent in 2003 primarily due to the significant increase in our net sales in 2004.

In 2003, our amortization expense increased by $17 million, or 24 percent, as compared to 2002. As a percentage of our net sales, amortization expense increased to 2.6 percent in 2003 from 2.5 percent in 2002. The increase related primarily to amortization of intangible assets we acquired during 2003 and 2002.

Interest Expense And Other, Net

Our interest expense increased to $64 million in 2004 from $46 million in 2003 and $43 million in 2002. The increase in 2004 related primarily to an increase in our average debt levels and in average market interest rates on our floating-rate borrowings.

Our other, net reflected expense of $16 million in 2004 and expense of $8 million in 2003. In 2004, our other, net included realized gains of $36 million from sales of investments that were offset by asset write-downs of $58 million associated with certain investments in and loans to privately held companies. We do not believe that these write-downs of assets will have a material impact on our future operations. In addition, our other, net included interest income of $20 million in 2004 and $6 million in 2003. Our interest income increased in 2004 due to growth in our overseas cash balances and our increased investment in securities with longer maturity dates.

Our other, net reflected expense of $18 million in 2002, which included a donation of $18 million to fund the Boston Scientific Foundation, a charitable organization dedicated to the advancement of healthcare and education.

Tax Rate

The following table provides a summary of our reported tax rate:

				Percentage Point
				Increase/(Decrease)
	2004	2003	2002	2004 versus 2003	2003 versus 2002
Reported tax rate	28.9%	26.6%	32.1%	2.3	(5.5)

Impact of certain charges*	4.9%	1.6%	3.1%	3.3	(1.5)

* These charges are taxed at different rates than our effective tax rate.

In 2004, the increase in our reported tax rate as compared to 2003 related primarily to the net impact of certain charges during 2004 that are taxed at different rates than our effective tax rate. These charges included a provision for an extraordinary dividend related to overseas cash balances we plan to repatriate in 2005 pursuant to the American Jobs Creation Act; an accrual for our legal and regulatory exposures; an enhancement to our 401(k) Plan; purchased research and development; and a non-cash charge resulting from certain modifications to our stock option plans. In addition, our effective tax rate was favorably impacted by more revenue being generated from products manufactured in lower tax jurisdictions. Offsetting this favorable impact was our decision to repatriate cash from certain of our non-U.S. operations that did not qualify under the American Jobs Creation Act. In connection with this decision, we established a deferred tax liability of $86 million that we believe is adequate to cover the taxes related to this repatriation.

Management currently estimates that our 2005 effective tax rate, excluding certain charges, will be approximately 24 percent. However, geographic changes in the manufacture of our products or future business acquisitions may positively or negatively impact our effective tax rate.

In 2003, the decrease in our reported tax rate as compared to 2002 related primarily to the decrease in our purchased research and development charges to $37 million in 2003 from $85 million in 2002, which were not deductible for tax purposes. In addition, during 2003, we settled several audits and reduced our previous estimate for accrued taxes by $139 million to reflect the resolution of these audits. Further, as we generated more revenue from products manufactured in lower tax jurisdictions, our overall effective tax rate was favorably impacted. Offsetting this favorable impact was our decision to repatriate cash from certain non-U.S. operations. We established a deferred tax liability of $180 million that we believe is adequate to cover the taxes related to this repatriation.

Litigation-Related Charges and Credits

In 2004, we recorded a $75 million provision for legal and regulatory exposures. In 2003, we agreed to settle a number of our outstanding product liability cases. The cost of settlement in excess of our available insurance limits was $8 million. In addition, during 2003, we recorded a $7 million charge related to an adverse judgment in a suit filed by the Federal Trade Commission.

In 2002, we recorded a favorable settlement with Medtronic, Inc. (Medtronic) of $175 million related to Medtronic’s rapid exchange stent delivery systems and angioplasty dilatation balloon catheters. In addition, we recorded a net charge of $76 million for settlements related to our rapid exchange catheter technology.

Purchased Research and Development

In 2004, we recorded $65 million of purchased research and development. Our 2004 purchased research and development consisted primarily of $50 million relating to our June 2004 acquisition of Advanced Bionics and $14 million relating to our April 2004 acquisition of PVS. The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics’ bion® microstimulator and drug delivery pump, which collectively represented 77 percent of our 2004 acquired in-process projects’ value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches, urge incontinence, epilepsy and sleep apnea. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. As of the date we acquired Advanced Bionics, we expected the products to be commercially available on a worldwide basis within four years.

In 2003, we recorded $37 million of purchased research and development. Our 2003 purchased research and development consisted of $9 million relating to our acquisition of InFlow Dynamics, Inc. (InFlow) and $28 million relating primarily to certain acquisitions we consummated in prior years. The in-process projects acquired in connection with our acquisition of InFlow were not significant to our consolidated results. The purchased research and development associated with the prior years’ acquisitions related primarily to our acquisition of Embolic Protection, Inc. (EPI) and resulted from consideration that was contingent at the date of acquisition, but earned during 2003.

In 2002, we recorded $85 million of purchased research and development. Our 2002 purchased research and development related primarily to the acquisitions of Enteric Medical Technologies, Inc. (EMT) and Smart Therapeutics, Inc. (Smart). The most significant in-process projects acquired in connection with our 2002 acquisitions included EMT’s ENTERYX® Liquid Polymer Technology and Smart’s atherosclerosis stent, which collectively represented 82 percent of our 2002 acquired in-process projects’ value. ENTERYX is a patented liquid polymer for the treatment of gastroesophageal reflux disease symptoms. During 2003, we completed the ENTERYX in-process project and received FDA approval for this technology. The total cost for us to complete the project was $6 million. The atherosclerosis stent is a self-expanding nitinol stent designed to treat narrowing of the arteries around the brain. We continue to pursue the development of Smart’s atherosclerosis stent and believe we have a reasonable chance of completing the project. We have spent $7 million on this project as of December 31, 2004 and estimate additional costs of $1 million to complete the project. These estimates approximate our estimates at the time of acquisition.

Outlook

In 2004, we increased our net sales by 62 percent, our reported net income by 125 percent and our cash provided by operating activities by 129 percent. This growth was primarily due to sales of our TAXUS stent system that was approved for sale in the U.S. on March 4, 2004. We estimate that the worldwide coronary stent market will exceed $5 billion in 2005 and approximate $6 billion in 2006. Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. Drug-eluting stents are estimated to represent approximately 87 percent of the worldwide coronary stent market in 2005 and approximately 90 percent in 2006. Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market and there is uncertainty regarding the timing of new entrants into that market. We believe that we can maintain our leadership position within the drug-eluting stent market for a variety of reasons, including:

à the positive and consistent results of our TAXUS clinical trials;

à the performance benefits of our current technology;

à the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;

à our overall market leadership in interventional medicine and our sizeable interventional cardiology sales force; and

à our significant investments in our sales, clinical, marketing and manufacturing capabilities.

However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

à unexpected variations in clinical results or product performance of our and our competition’s products;

à the timing of new competitive launches;

à the average selling prices of drug-eluting stent systems;

à delayed or limited regulatory approvals and reimbursement policies;

à litigation related to intellectual property;

à continued physician confidence in our technology;

à the average number of stents used per procedure;

à expansion of indications for use; and

à the international adoption rate of drug-eluting stent technology.

We recently announced nine-month results from our TAXUS V clinical trial. TAXUS V expands on the TAXUS IV pivotal trial by studying a higher-risk patient population, including patients with small vessels, large vessels and long lesions requiring multiple overlapping stents. The overall TAXUS V study met its primary endpoint of safety and efficacy as well as all secondary endpoints. In addition, stent thrombosis rates were virtually identical between the TAXUS stent and bare-metal stents indicating comparable safety of drug-eluting stents and bare-metal stents. However, inconsistent clinical data from existing or future trials conducted by us, by our competitors or by third parties may impact our position in and share of the drug-eluting stent market.

Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. We expect our share of the drug-eluting stent market as well as unit prices to be adversely impacted as additional competitors enter the drug-eluting stent market, which we anticipate during 2005 internationally and during 2006 in the U.S. During the first quarter of 2005, we completed our initial launch of our next-generation drug-eluting stent product, the TAXUS Liberté™ coronary stent system, in certain Inter-Continental markets. We expect to launch the TAXUS Liberté coronary stent system in Europe during 2005 and in the U.S. during 2006, subject to regulatory approval. In 2004, Johnson & Johnson announced its intention to acquire Guidant Corporation (Guidant). Johnson & Johnson and Guidant are two of our primary competitors in the coronary stent market and this acquisition may create increased volatility and uncertainty within the coronary stent market.

In addition, during the second quarter of 2004, one of our competitors launched its drug-eluting stent in Japan, which has converted rapidly to drug-eluting stent technology. In order to receive regulatory approval of the TAXUS stent system in Japan, we were required during 2004 to conduct a small clinical trial using the TAXUS stent system with the antiplatelet therapy Ticlid®. We currently expect to launch the TAXUS stent system in Japan late in 2006, subject to regulatory approval. Due to the timing of regulatory approval for our TAXUS stent system and recent government-mandated, industry-wide pricing reductions for medical devices in Japan, we believe that our operating income in Japan may be reduced by approximately $70 million in 2005 as compared to 2004. Until we launch our drug-eluting stent in Japan, it is likely that our Japan business will be subject to significant market share and price pressure.

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our competitors, including Johnson & Johnson, Medtronic and Medinol Ltd. (Medinol). There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See the notes to our consolidated financial statements contained in this annual report for a description of these legal proceedings.

The manufacture of our TAXUS stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Inventory levels may be impacted by significant favorable or unfavorable changes in forecasted demand as well as disruptions associated with the TAXUS stent manufacturing process. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges.

In July and August, we announced the voluntary recalls of approximately 88,000 TAXUS Express2 stent systems and 11,000 Express2 stent systems, due to characteristics in the delivery catheters that had the potential to impede balloon deflation during a coronary angioplasty procedure. As a result of our investigation made in conjunction with the recalls, we implemented reviews of our manufacturing process, additional inspections and an FDA-approved modification to the manufacturing process for these products. We believe that these measures have been and continue to be effective in reducing the occurrence of balloon non-deflation.

In connection with the voluntary recalls described above, we recorded a sales return reserve of $35 million and an inventory write-down of $43 million. The sales return reserve was established for all customer-owned inventory that was subject to the recalls. We reversed the sales return reserve in the second half of 2004 upon the replacement of recalled units with new units to customers. The inventory write-down related to inventory on consignment (i.e., inventory we owned) and inventory on hand at our facilities that was subject to the recalls. We placed the recalled inventory into quarantine upon receipt and we will scrap it when permitted by the FDA. We do not intend to sell the quarantined inventory. In October 2004, the FDA indicated that it would seek no further regulatory action regarding the recalls.

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our acquisitions are intended to expand further our ability to offer our customers effective, quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate these businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development platforms. As we continue to undertake strategic initiatives, it is reasonable to assume that we will acquire additional in-process research and development platforms.

In addition, we have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology. The inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

We expect to continue to invest aggressively in our drug-eluting stent program to achieve sustained worldwide market leadership positions. Further, we anticipate increasing our focus and spending on internal research and development in areas outside of drug-eluting stent technology. We believe our focus will be primarily on endoscopic systems, carotid stenting, vascular sealing, endovascular aortic repair, cardiac rhythm management, bifurcation stenting and neuromodulation. In addition, we will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, may be dilutive to our earnings and may require additional financing, depending on their size and nature.

International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. Our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our revenues and profits.

Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers like us to experience more uncertainty, delay, greater risk and higher expenses. In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals, may limit our ability to market our full line of existing products within these jurisdictions.

These factors may impact the rate at which we can grow. However, management believes that we are poised to take advantage of opportunities that exist in the markets we serve.

Liquidity and Capital Resources

The following table provides a summary of key performance indicators that we use to assess our liquidity:

(in millions)	2004	2003	2002

Cash and cash equivalents	$1,296	$671	$260
Short-term marketable securities	344	81	17
Cash provided by operating activities	1,804	787	736
Cash used for investing activities	1,622	871	485
Cash provided by (used for) financing activities	439	487	(175)
EBITDA*	$1,813	$879	$748

* The following represents a reconciliation between EBITDA and net income:

(in millions)	2004	2003	2002

Net income	$1,062	$472	$373
Income taxes	432	171	176
Interest expense	64	46	43
Interest income	(20)	(6)	(5)
Depreciation and amortization	275	196	161

EBITDA	$1,813	$879	$748

Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $340 million in 2004, $52 million in 2003 and $33 million in 2002.2

Operating Activities

Cash generated by our operating activities continues to provide a major source of funds for investing in our growth. The increase in cash generated by our operating activities is primarily attributable to the increase in EBITDA offset by changes in our operating assets and liabilities and certain tax-related items. The increase in EBITDA was primarily due to 2004 sales of our TAXUS stent system. A

2 The 2004 pre-tax charges consisted of a provision for legal and regulatory exposures, an enhancement to our 401(k) Plan, purchased research and development and a non-cash charge resulting from certain modifications to our stock option plans. The 2003 pre-tax charges consisted of purchased research and development and charges related to litigation and product liability settlements. The 2002 pre-tax charges consisted of purchased research and development, costs related to our global operations strategy that was substantially completed in 2002, a charitable donation to fund the Boston Scientific Foundation and special credits for net amounts received in connection with litigation settlements.

portion of the cash generated from these sales was invested in research and development projects and in our sales, clinical and manufacturing capabilities.

Significant cash flow effects from our operating assets and liabilities in 2004 included increases in cash flow of $364 million attributable to accounts payable and accrued expenses and $200 million attributable to taxes payable and other liabilities as well as decreases in cash flow of $317 million attributable to trade accounts receivable and $57 million attributable to inventories. The increase in accounts payable and accrued expenses related primarily to the enhancement we made to our 401(k) Plan in 2004; our provision for legal and regulatory exposures; royalty expense attributable to sales growth of royalty-bearing products; and an increase in employee-related accruals. A portion of these accounts payable and accrued expenses will be paid in the beginning of 2005. The increase in taxes payable and other liabilities related primarily to the increase in income taxes payable associated with our 2004 income growth. The increase in trade accounts receivable related primarily to our 2004 sales growth. The increase in inventories related primarily to our accumulation of inventory to fulfill worldwide demand for the TAXUS stent system.

Investing Activities

We made capital expenditures of $274 million in 2004 as compared to $187 million in 2003. The increase related primarily to our spending of $55 million during 2004 for the purchase and build out of an office complex for our Endosurgery division in the U.S. The remainder of the increase was attributable to our capital spending to enhance our manufacturing and distribution capabilities. We expect to incur capital expenditures of approximately $400 million during 2005, which includes further investments in our manufacturing and distribution capabilities, as well as our facility network.

In 2002, we began investing our excess cash in short-term marketable securities with maturity dates that exceeded 90 days in order to benefit from higher returns. In 2004, we purchased $660 million of these investments and we received $397 million from maturities of our short-term marketable securities.

Our investing activities during 2004 also included $729 million of net payments attributable to our acquisition of Advanced Bionics; $75 million of net payments attributable to our acquisition of PVS; $107 million of acquisition-related payments associated with EPI, Smart and InFlow; and $272 million of payments related to our strategic alliances with both privately held and publicly traded companies. These payments were offset by $98 million of cash proceeds from sales of privately held and publicly traded equity securities.

In March 2005, we acquired Advanced Stent Technologies, Inc. (AST), a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels. In conjunction with the acquisition of AST, we will pay approximately $120 million in shares of our common stock plus future consideration that is contingent upon AST achieving certain milestones.

Financing Activities

Our cash flows from financing activities reflect proceeds from long-term public debt issuances, repayment of short-term borrowings, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs.

The following table provides a summary at December 31 of our net debt:

(in millions)	2004	2003

Short-term debt	$1,228	$553
Long-term debt	1,139	1,172

Gross debt	$2,367	$1,725
Less: cash, cash equivalents and marketable securities	1,640	752
Net debt	$727	$973

We had outstanding borrowings of $2,367 million at December 31, 2004 at a weighted average interest rate of 3.38 percent as compared to outstanding borrowings of $1,725 million at December 31, 2003 at a weighted average interest rate of 1.96 percent. During 2004, we received net proceeds from borrowings of $577 million. We used proceeds from debt issuances principally to fund our acquisitions and other strategic alliances.

Our cash and cash equivalents primarily relate to our non-U.S. operations. In October 2004, the U.S. enacted the American Jobs Creation Act. The American Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the American Jobs Creation Act, we believe that we have made an informed decision on the impact of the American Jobs Creation Act on our repatriation plans. Based on that decision, we plan to repatriate $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act during the first quarter of 2005 and accordingly have recorded a tax liability of $61 million as of December 31, 2004.

In 2004, we repatriated earnings of our non-U.S. subsidiaries for which we had previously accrued tax liabilities. Our resulting tax liabilities associated with this repatriation were $33 million. In addition, we established deferred tax liabilities of $86 million for additional amounts we plan to repatriate from certain of our non-U.S. operations that did not qualify under the American Jobs Creation Act. The tax liability we accrued for earnings of non-U.S. subsidiaries to be remitted in the future is $233 million at December 31, 2004.

Borrowings and Credit Arrangements

Revolving Credit Facilities: As of December 31, 2003, our credit facilities totaled $1,220 million. During 2004, we refinanced and increased our credit facilities, which totaled $2,185 million as of December 31, 2004. Our revolving credit facilities at December 31, 2004 consisted of a $1,624 million credit facility that terminates in May 2009; a $541 million credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; and a $20 million uncommitted credit facility that terminates in June 2005. Our use of the borrowings is unrestricted and the borrowings are unsecured.

Our credit facilities provide us with borrowing capacity and support our commercial paper program. We had $280 million of commercial paper outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent and $1,003 million outstanding at December 31, 2003 at a weighted average interest rate of 1.20 percent. In addition, we had 45 billion Japanese yen (translated to $439 million) of credit facility borrowings outstanding at a weighted average interest rate of 0.37 percent at December 31, 2004 as compared to no outstanding Japanese yen revolving credit facility borrowings at December 31, 2003.

We have a revolving credit and security facility that is secured by our U.S. trade receivables and provides $400 million of borrowing capacity. During 2004, we increased the facility borrowing capacity from $200 million to $400 million and extended the maturity to August 2005. Borrowing availability under this facility changes based upon the amount of our eligible receivables, concentration of our eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our balance sheet because we have the right to prepay any borrowings outstanding and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable net, while the corresponding borrowings are included as debt on our consolidated balance sheets. As of December 31, 2004, there were no outstanding borrowings under our revolving credit and security facility as compared to $194 million of outstanding borrowings at a weighted average interest rate of 1.44 percent at December 31, 2003.

In addition, we had uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 15 billion Japanese yen (translated to $145 million) at December 31, 2004 and up to 14.6 billion Japanese yen (translated to $136 million) at December 31, 2003. Approximately $128 million of notes receivable were discounted at an average interest rate of 0.75 percent at December 31, 2004 and $113 million were discounted at an average interest rate of 1.38 percent at December 31, 2003.

As of December 31, 2004, we intended to repay all of our short-term debt obligations within the next twelve-month period. As of December 31, 2003, we had the ability and intent to refinance a portion of our short-term debt on a long-term basis through our revolving credit facilities and expected that a minimum of $650 million of our short-term obligations, including $456 million of our commercial paper and $194 million of our revolving credit and security facility borrowings, would remain outstanding beyond a twelve-month period. Accordingly, at December 31, 2003, we classified $650 million of our short-term borrowings as long-term borrowings.

Senior Notes: We had senior notes of $1,600 million outstanding at December 31, 2004 and $500 million outstanding at December 31, 2003. These senior notes are publicly registered securities.

At December 31, 2004 and December 31, 2003, we had $500 million of senior notes outstanding that we will repay in March 2005 (March 2005 Notes) upon maturity. The March 2005 Notes bear a semi-annual coupon of 6.625 percent, are not redeemable before maturity and are not subject to any sinking fund requirements.

In June 2004, we issued $600 million of senior notes due June 2014 (June 2014 Notes) under a public registration statement previously filed with the SEC. The June 2014 Notes bear a semi-annual coupon of 5.45 percent, are redeemable before maturity and are not subject to any sinking fund requirements. In November 2004, we filed a public registration statement with the SEC for the issuance of up to $1,500 million in various debt and equity securities. Under this public registration statement, we issued $250 million of senior notes due January 2011 (January 2011 Notes) and $250 million of senior notes due January 2017 (January 2017 Notes). The January 2011 Notes bear a semi-annual coupon of 4.25 percent, are redeemable before maturity and are not subject to any sinking fund requirements. The January 2017 Notes bear a semi-annual coupon of 5.125 percent, are redeemable before maturity and are not subject to any sinking fund requirements.

We entered into fixed-to-floating interest rate swaps to hedge against changes in the fair value of all of our senior notes. We have recorded changes in the fair value of our senior notes since entering the interest rate swaps. We recorded interest payments or receipts under the interest rate swap agreements as interest expense. For our March 2005 interest rate swap, we pay interest at six-month LIBOR plus 4.1 percentage points, which approximated 6.9 percent at December 31, 2004 and 5.3 percent at December 31, 2003. For our June 2014 interest rate swap, we pay interest at six-month LIBOR, which approximated 2.8 percent at December 31, 2004. For our January 2011 interest rate swap, we pay interest at six-month LIBOR minus approximately 0.1 percentage point and for our January 2017 interest rate swap, we pay interest at six-month LIBOR plus approximately 0.17 percentage points. As of December 31, 2004, the carrying amount of our June 2014 Notes included $32 million of unrealized gains that we recorded as other long-term assets to recognize the fair value of the interest rate swap. The fair values of our other interest rate swaps were immaterial at December 31, 2004 and December 31, 2003.

Equity

In 2004, we repurchased approximately 10 million of our own shares at an aggregate cost of $360 million. In addition, during 2004, our Board of Directors approved the repurchase of up to an additional 50 million shares of our common stock at prevailing market prices on the open market or in privately negotiated transactions. The new authorization is in addition to approximately 13 million shares remaining under our previous share repurchase authorizations. Our available cash and cash equivalents, future operating cash flow and credit facilities will fund our share repurchase program. As of December 31, 2004, we have repurchased approximately 107 million shares of our common stock under these authorizations and we have 9 million shares of our common stock in our treasury at year end. During the first quarter of 2005, we continued to repurchase shares of our common stock. We may repurchase additional shares throughout the remainder of 2005 depending on market conditions. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

During 2004, we received $225 million in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options will vary from period to period based upon, among other factors, fluctuations in the exercise patterns of employees.

Contractual Obligations and Commitments

The following table provides a summary of certain information concerning our obligations and commitments to make future payments. See Notes D, F and G to our consolidated financial statements for additional information regarding our business combinations, long-term debt and lease arrangements.

	Payments Due by Period
	1 Year	2-3	4-5	After 5
(in millions)	or Less	Years	Years	Years	Total

Debt*	$1,228	$4	$3	$1,102	$2,337
Operating leases†	45	58	15	3	121
Purchase obligations†,††	115	14	3		132
Minimum royalty obligations†	3	8	3	6	20

Total	$1,391	$84	$24	$1,111	$2,610

* Debt as reported in our consolidated balance sheets includes the mark-to-market effect of our interest rate swaps.

† In accordance with U.S. GAAP, these obligations are not reflected in our consolidated balance sheets.

†† These obligations related primarily to inventory commitments and capital expenditures entered in the normal course of business.

We accounted for all of our business combinations using the purchase method of accounting. We accounted for the business combinations completed before July 1, 2001 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations. We accounted for the business combinations completed after June 30, 2001 in accordance with Financial Accounting Standards Board (FASB) Statement No. 141, Business Combinations.

Certain of our business combinations involve the payment of contingent consideration. For acquisitions completed before July 1, 2001, we allocate these payments, if made, to specific intangible asset categories, including purchased research and development, and assign the remainder to goodwill as if we had paid the consideration at the date of acquisition. For acquisitions completed after June 30, 2001, we allocate these payments, if made, to goodwill. Payment of the additional consideration is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In 2004, we recorded amounts for acquisition-related obligations primarily as an adjustment to goodwill. Of the amounts recorded for acquisition-related obligations in 2003, we recorded $24 million as an adjustment to purchased research and development, $9 million as an adjustment to other identifiable intangible asset categories, net of the related deferred tax liabilities, and we recorded the remainder as an adjustment to goodwill.

Certain earn-out payments are based on multiples of the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At December 31, 2004, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $3.1 billion, some of which may be payable in our common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2013. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $7.0 billion. Since it is not possible to estimate when the acquired companies will reach their performance milestones or the amount of contingent consideration payable based on future revenues, the maximum contingent consideration has not been included in the table above.

Further, during 2005, we expect to exercise our options to purchase certain strategic alliances for approximately $300 million, some of which may be payable in our common stock.

Critical Accounting Policies

We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting polices in Note A of our consolidated financial statements.

To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of our revenue and expenses during the reporting period. Our actual results may differ from these estimates.

These estimates are considered critical (1) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (2) if materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas that we consider to be critical:

Revenue Recognition

Our revenue primarily consists of the sale of single-use disposable medical devices. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. We recognize revenue from consignment arrangements based on product usage, which indicates that the sale is complete.

We generally allow our customers to return defective or damaged products for credit. Our estimate for sales returns is based upon contractual commitments and historical trends and is recorded as a reduction to revenue.

We offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue, with the corresponding liability being classified as current. We estimate rebates for products where there is sufficient historical information that can be used to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum rebate percentage offered.

Inventories

We state inventories at the lower of first-in, first-out cost or market. Our provisions for excess or expired inventory are primarily based on management’s estimates of forecasted net sales levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. We record provisions for inventory located in our manufacturing and distribution facilities as cost of sales.

Valuation of Business Combinations

We record intangible assets acquired in a business combination under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative purchase price allocations and alternative estimated useful lives could result in different intangible asset amortization expense in current and future periods.

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We expense the value attributable to these projects in conjunction with the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects.

We use the income approach to establish the fair values of our purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our recent acquisitions, we used the following risk-adjusted discount rates to discount our projected cash flows: in 2004, 18 percent to 27 percent; in 2003, 24 percent; and in 2002, 17 percent to 26 percent. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

We record intangible assets at historical cost. We amortize our intangible assets subject to amortization, including patents, licenses, developed technology and core technology, using the straight-line method over their estimated useful lives. We review these intangible assets at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment by calculating the fair value of our assets and comparing the calculated fair values to the related carrying values.

We test goodwill during the second quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we calculate the fair value of the reporting units as the present value of estimated future cash flows using a risk-adjusted discount rate. The selection and use of an appropriate discount rate requires significant management judgment with respect to revenue and expense growth rates. We have not recorded impairment of goodwill in any of the years included in our consolidated statements of operations.

Investments in Strategic Alliances

As of December 31, 2004, we had investments in 58 strategic alliances totaling $529 million. As of December 31, 2003, we had investments in 61 strategic alliances totaling $558 million. These assets primarily represent investments in privately held and publicly traded equity securities. We account for investments in companies over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock. We account for investments in companies over which we do not have the ability to exercise significant influence under the cost method. Our determination of whether we have significant influence over an investment requires judgment.

We regularly review our strategic alliance investments for impairment indicators. Examples of events or circumstances that may indicate that an investment is impaired include a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; and a significant doubt about an investee’s ability to continue as a going concern. If we determine that impairment exists and it is other-than-temporary, we will reduce the carrying value of the investment to its estimated fair value and will recognize an impairment loss in our consolidated statements of operations. Our exposure to loss related to our strategic alliances is generally limited to our equity investments, notes receivable and intangible assets associated with these alliances.

As of December 31, 2004, we held investments totaling $61 million in two companies that we accounted for under the equity method. Our ownership percentages in these companies range from approximately 25 percent to 30 percent.

Income Taxes

We utilize the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

We recognized net deferred tax liabilities aggregating $18 million at December 31, 2004 and net deferred tax assets aggregating $94 million at December 31, 2003. The liabilities relate principally to deferred taxes associated with our acquisitions and earnings of our non-U.S. subsidiaries to be remitted in the future. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe these assets will be substantially recovered. See Note J of our consolidated financial statements for a detailed analysis of our deferred tax positions.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

We have provided for income taxes payable related to earnings of our foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of our foreign subsidiaries where such earnings have been permanently reinvested in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that are permanently reinvested are $1,005 million at December 31, 2004 and $1,184 million at December 31, 2003.

In addition, we operate within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

Stock Option Modifications

During the fourth quarter, we modified certain of our stock option plans, principally for options granted prior to May 2001, to change the definition of retirement to conform to the definition generally used in our stock option plans subsequent to May 2001. As a result of these modifications, we recorded a $90 million charge ($60 million after-tax) in 2004. The key assumptions in estimating the charge were the anticipated retirement age and the expected exercise patterns for the individuals whose options were modified. If our assumptions do not approximate actual retirement behavior and exercise activity, we may need to record adjustments through our statements of operations.

Legal Costs

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for regulatory and litigation-related costs that were probable and estimable was $99 million at December 31, 2004 and $16 million at December 31, 2003. See further discussion of our legal proceedings in Item 3, “Legal Proceedings” above.

Product Liability Costs

We are substantially self-insured with respect to general and product liability claims. In the normal course of business, product liability claims are asserted against us. We accrue anticipated costs of litigation and loss for product liability claims based on historical experience, or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. Our accrual for product liability claims was $13 million at December 31, 2004 and $15 million at December 31, 2003. Product liability claims against us will likely be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases our exposure to unanticipated claims or adverse decisions. However, based on product liability losses experienced in the past, our election to become substantially self-insured is not expected to have a material impact on our future operations.

Management believes that our risk management practices, including limited insurance coverage, are reasonably adequate to protect us against anticipated general and product liability losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

New Accounting Standard

On December 16, 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. We expect to adopt Statement No. 123(R) when it becomes effective as of July 1, 2005.

Statement No. 123(R) permits public companies to adopt the new requirements using one of two methods:

1.	A “modified prospective” method in that compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of Statement No. 123(R) and (b) based on the requirements of Statement No. 123 for all awards granted to employees before July 1, 2005 that remain unvested as of July 1, 2005.

2.	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

We are currently evaluating which method we will use to adopt the requirements of Statement No. 123(R).

As permitted by Statement No. 123, we currently account for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options, except as disclosed in Note M of our consolidated financial statements. Accordingly, the adoption of Statement No. 123(R)’s fair value method will impact our statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and the method used to value such awards. However, had we adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and earnings per share in Note A to our consolidated financial statements. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce our net operating cash flows and increase our net financing cash flows in periods after our adoption of Statement No. 123(R). While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows we recognized in prior periods for such excess tax deductions was $185 million in 2004, $154 million in 2003 and $28 million in 2002.

Management’s Report on Internal Control over Financial Reporting

As the management of Boston Scientific Corporation, we are responsible for establishing and maintaining adequate internal control over financial reporting. We designed our internal control system to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of our financial statements.

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting and on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ James R. Tobin	/s/ Lawrence C. Best

President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Boston Scientific Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Boston Scientific Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Boston Scientific Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2004 and 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004 of Boston Scientific Corporation and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop, manufacture and sell medical devices globally and our earnings and cash flow are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. We operate the program pursuant to documented corporate risk management policies. We do not enter into any derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on underlying hedged exposures. Furthermore, we manage our exposure to counterparty nonperformance on derivative instruments by entering into contracts with a diversified group of major financial institutions and by monitoring outstanding positions.

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily foreign currency denominated borrowings) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the notional amount of $4,171 million at December 31, 2004 and $1,724 million at December 31, 2003. The increase is due to hedging forecasted increases in earnings and cash flows denominated primarily in Japanese yen and euro and to changes in our Japanese subsidiary structure. We recorded $70 million of other assets and $129 million of other liabilities to recognize the fair value of these derivative instruments at December 31, 2004 as compared to $15 million of other assets and $84 million of other liabilities recorded at December 31, 2003. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $163 million at December 31,

2004 and by $105 million at December 31, 2003. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $190 million at December 31, 2004 and by $128 million at December 31, 2003. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our earnings and cash flow exposure to interest rate changes on U.S. dollar and Japanese yen denominated debt is partially offset by interest rate changes on U.S. dollar denominated cash investments. We use interest rate derivative instruments to manage our exposure to interest rate movements and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We had interest rate derivative instruments outstanding in the notional amount of $1,600 million at December 31, 2004 and $500 million at December 31, 2003. We recorded $32 million of other assets and $1 million of other liabilities to recognize the fair value of these derivative instruments at December 31, 2004 as compared to an immaterial amount at December 31, 2003. A one percent increase in global interest rates would decrease the derivative instruments’ fair value by $84 million at December 31, 2004 as compared to $7 million at December 31, 2003. A one percent decrease in global interest rates would increase the derivative instruments’ fair value by $92 million at December 31, 2004 as compared to $7 million at December 31, 2003. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability in Item 7 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share data)

Year Ended December 31,	2004	2003	2002

Net sales	$5,624	$3,476	$2,919
Cost of products sold	1,292	961	870

Gross profit	4,332	2,515	2,049
Selling, general and administrative expenses	1,742	1,171	1,002
Research and development expenses	569	452	343
Royalty expense	195	54	36
Amortization expense	112	89	72
Litigation-related charges (credits), net	75	15	(99)
Purchased research and development	65	37	85

	2,758	1,818	1,439

Operating income	1,574	697	610
Other income (expense)
Interest expense	(64)	(46)	(43)
Other, net	(16)	(8)	(18)

Income before income taxes	1,494	643	549
Income taxes	432	171	176

Net income	$1,062	$472	$373

Net income per common share — basic	$1.27	$0.57	$0.46

Net income per common share — assuming dilution	$1.24	$0.56	$0.45

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS (in millions)

December 31,	2004	2003

Assets
Current assets
Cash and cash equivalents	$1,296	$671
Marketable securities	344	81
Trade accounts receivable, net	900	542
Inventories	360	281
Deferred income taxes	241	245
Prepaid expenses and other current assets	148	60

Total current assets	3,289	1,880
Property, plant and equipment, net	870	744
Investments	529	558
Other assets	142	56
Intangible assets
Goodwill	1,712	1,275
Technology — core, net	942	556
Technology — developed, net	200	188
Patents, net	339	333
Other intangible assets, net	147	109

Total intangible assets	3,340	2,461
	$8,170	$5,699

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS (in millions, except share data)

December 31,	2004	2003

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commercial paper	$280	$547
Current maturities of long-term debt	502	1
Bank obligations	446	5
Accounts payable	108	78
Accrued expenses	902	597
Income taxes payable	255	85
Other current liabilities	112	80

Total current liabilities	2,605	1,393
Long-term debt	1,139	1,172
Deferred income taxes	259	151
Other long-term liabilities	142	121
Commitments and contingencies
Stockholders’ equity
Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 1,200,000,000 shares, 844,565,292 shares issued at December 31 , 2004 and 829,764,826 shares issued at December 31, 2003	8	8
Additional paid-in capital	1,633	1,225
Deferred compensation	(2)
Treasury stock, at cost — 9,221,468 shares at December 31, 2004 and 3,502,850 shares at December 31, 2003	(320)	(111)
Retained earnings	2,790	1,789
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(34)	(50)
Unrealized gain on available-for-sale securities, net	2	50
Unrealized loss on derivative financial instruments, net	(51)	(48)
Minimum pension liability	(1)	(1)

Total stockholders’ equity	4,025	2,862

	$8,170	$5,699

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock		Additional				Accumulated Other	Comprehensive
	Shares	Par	Paid-In	Deferred	Treasury	Retained	Comprehensive	Income
	Issued	Value	Capital	Compensation	Stock	Earnings	Income (Loss)	(Loss)

Balance at December 31, 2001	414,882,413	$4	$1,225	$(10)	$(173)	$1,031	$(62)
Comprehensive income
Net income						373		$373
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment							12	12
Net change in equity investments							(27)	(27)
Net change in derivative financial instruments							(48)	(48)
Net change in minimum pension liability							(2)	(2)
Issuance of common stock			(3)		120	(10)
Cancellation of restricted stock					(1)
Tax benefit related to stock options			28
Amortization of deferred compensation				10

Balance at December 31, 2002	414,882,413	4	1,250		(54)	1,394	(127)	$308

Comprehensive income
Net income						472		$472
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment							69	69
Net change in equity investments							52	52
Net change in derivative financial instruments							(44)	(44)
Net change in minimum pension liability							1	1
Issuance of common stock			(179)		512	(73)
Issuance of restricted stock				(1)	1
Stock split effected in the form of a stock dividend	414,882,413	4				(4)
Repurchases of common stock					(570)
Tax benefit related to stock options			154
Amortization of deferred compensation				1

Balance at December 31, 2003	829,764,826	8	1,225		(111)	1,789	(49)	$550

Comprehensive income
Net income						1,062		$1,062
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment							16	16
Net change in equity investments							(48)	(48)
Net change in derivative financial instruments							(3)	(3)
Issuance of common stock	14,800,466		132		149	(56)
Issuance of restricted stock			1	(3)	2
Repurchases of common stock					(360)
Tax benefit related to stock options			185
Conversion to equity method of accounting for certain investments						(5)
Stock-compensation charge for certain modifications			90
Amortization of deferred compensation				1

Balance at December 31, 2004	844,565,292	$8	$1,633	$(2)	$(320)	$2,790	$(84)	$1,027

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

Year Ended December 31,	2004	2003	2002

Operating Activities
Net income	$1,062	$472	$373
Adjustments to reconcile net income to cash provided by operating activities
Gain on sale of equity investments	(36)		(26)
Depreciation and amortization	275	196	161
Deferred income taxes	30	(31)	142
Purchased research and development	65	37	85
Tax benefit relating to stock options	185	154	28
Stock-compensation charge for certain modifications	60
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions
Trade accounts receivable	(317)	(74)	(51)
Inventories	(57)	(21)	63
Prepaid expenses and other assets	(15)	6	(38)
Accounts payable and accrued expenses	364	96	56
Accrual for restructuring and merger-related charges	(2)	(11)	(49)
Taxes payable and other liabilities	200	(19)	(17)
Other, net	(10)	(18)	9

Cash provided by operating activities	1,804	787	736
Investing Activities
Property, plant and equipment
Purchases, net of proceeds	(274)	(187)	(110)
Marketable securities
Purchases	(660)	(130)	(17)
Proceeds from maturities	397	66
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(804)	(13)	(187)
Payments relating to prior year acquisitions	(107)	(283)
Strategic alliances
Purchases of publicly traded equity securities	(23)	(105)	(12)
Payments for investments in companies and acquisitions of certain technologies	(249)	(220)	(190)
Proceeds from sales of privately held and publicly traded equity securities	98	1	31

Cash used for investing activities	(1,622)	(871)	(485)
Financing Activities
Debt
Net (payments on) proceeds from commercial paper	(723)	915	(11)
Payments on notes payable, capital leases and long-term borrowings	(17)	(8)	(48)
Proceeds from notes payable and long-term borrowings, net of debt issuance costs	1,092	2	13
Net proceeds from (payments on) borrowings on revolving credit facilities	225	(116)	(237)
Equity
Repurchases of common stock	(360)	(570)
Proceeds from issuances of shares of common stock	225	260	107
Other, net	(3)	4	1

Cash provided by (used for) financing activities	439	487	(175)
Effect of foreign exchange rates on cash	4	8	4

Net increase in cash and cash equivalents	625	411	80
Cash and cash equivalents at beginning of year	671	260	180

Cash and cash equivalents at end of year	$1,296	$671	$260

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$72	$30	$36
Interest	61	52	43

(See notes to the consolidated financial statements)

Note A - Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Boston Scientific Corporation (the Company) and its subsidiaries, substantially all of which the Company wholly owns. The principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements are considered when determining whether an entity is subject to consolidation. The Company accounts for investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50 percent or less of the voting stock.

Accounting Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

The Company invests excess cash in high-quality marketable securities consisting primarily of corporate notes and bank time deposits. Investments in marketable securities are classified as held-to-maturity if the Company has the positive intent and ability to hold the securities to maturity. The Company states held-to-maturity securities at amortized cost and adjusts for amortization of premiums and accretion of discounts to maturity. Investments in debt securities or equity securities that have a readily determinable fair value that are bought and held principally for selling them in the near term are classified as trading securities. None of the Company’s investments are considered to be trading securities at December 31, 2004 and December 31, 2003. The Company classifies all other investments as available-for-sale. The Company states available-for-sale investments at fair value. Unrealized gains and temporary losses on available-for-sale securities are excluded from earnings and are reported, net of tax, as a separate component of stockholders’ equity until realized. The Company bases the cost of available-for-sale securities on the specific identification method. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value.

Cash, cash equivalents and marketable securities at December 31 consist of the following:

(in millions)	2004	2003

Cash and cash equivalents	$1,296	$671

Marketable securities (maturing 91 days-1 year)
Available-for-sale	344
Held-to-maturity		81

Total marketable securities	344	81

	$1,640	$752

The amortized cost of marketable securities approximated their fair value at December 31, 2004 and December 31, 2003.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivative financial instrument contracts and accounts receivable. The Company’s investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance. The Company transacts derivative financial instrument contracts with major financial institutions and monitors outstanding positions to limit its credit exposure.

The Company provides credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors’ offices and other private and governmental institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Revenue Recognition

The Company’s revenue primarily consists of the sale of single-use disposable medical devices. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. The Company recognizes revenue from consignment arrangements based on product usage, which indicates that the sale is complete.

The Company generally allows its customers to return defective or damaged products for credit. The estimate for sales returns is based upon contractual commitments and historical trends and is recorded as a reduction to revenue.

The Company offers sales rebates and discounts to certain customers. The Company treats sales rebates and discounts as a reduction of revenue, with the corresponding liability being classified as current. The Company estimates rebates for products where there is sufficient historical information that can be used to predict the volume of expected future rebates. If the Company is unable to estimate the expected rebates reasonably, it records a liability for the maximum rebate percentage offered.

The Company has entered certain agreements with group purchasing organizations to sell its products to participating hospitals at pre-negotiated prices. Revenue generated from these agreements is recognized following the same revenue recognition criteria discussed above.

Inventories

The Company states inventories at the lower of first-in, first-out cost or market. Provisions for excess or expired inventory are primarily based on management’s estimates of forecasted net sales levels. A significant change in the timing or level of demand for the Company’s products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for inventory located in its manufacturing and distribution facilities as cost of sales. Consignment inventory write-downs due to physical inventory adjustments are charged to selling, general and administrative expenses and were not material to the consolidated financial statements in 2004, 2003 and 2002.

Property, Plant and Equipment

The Company states property, plant, equipment and leasehold improvements at historical cost. Expenditures for maintenance and repairs are charged to expense; additions and improvements are capitalized. The Company generally provides for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. Buildings and improvements are depreciated over a 20 to 40 year life; equipment, furniture and fixtures are depreciated over a 3 to 7 year life; leasehold improvements are amortized on a straight-line basis over the shorter of the useful life of the improvement or the term of the lease.

Valuation of Business Combinations

The Company records intangible assets acquired in a business combination under the purchase method of accounting. The Company accounts for acquisitions completed before July 1, 2001 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations and accounts for acquisitions completed after June 30, 2001 in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. The Company’s purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company expenses the value attributable to these projects in conjunction with the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects.

The Company uses the income approach to establish the fair values of its purchased research and development. This approach establishes fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors, the in-process projects’ stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects the Company acquired in connection with its recent acquisitions, it used the following risk-adjusted discount rates to discount its projected cash flows: in 2004, 18 percent to 27 percent; in 2003, 24 percent; and in 2002, 17 percent to 26 percent. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

The Company records intangible assets at historical cost. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives as follows: patents and licenses, 2 to 20 years; definite-lived core and developed technology, 5 to 25 years; other intangible assets, various. The Company reviews intangible assets subject to amortization at least annually to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite-lived assets. To test for impairment, the Company calculates the fair value of its indefinite-lived intangible assets and compares the calculated fair values to the respective carrying values.

The Company tests goodwill during the second quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When conducting its annual goodwill impairment test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. As of December 31, 2004, the Company identified its seven domestic divisions, which in aggregate make up the U.S. operating segment, and its three international operating segments as its reporting units for purposes of the goodwill impairment test. To derive the carrying value of its reporting units, at the time of acquisition, the Company assigns goodwill to the reporting units that it expects to benefit from the respective business combination. In addition, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining fair value, are allocated to the individual reporting units. Assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, are primarily allocated based on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill with its carrying value. Since the adoption of Statement No. 142, the Company has not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value.

Investments in Strategic Alliances

The Company accounts for its publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. The Company accounts for its investments for which fair value is not readily determinable in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock and Emerging Issues Task Force No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments other than Common Stock. Each reporting period, the Company evaluates its investments for impairment if an event or circumstance occurs that is likely to have a significant adverse effect on the fair value of the investment. Examples of such events or circumstances include a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; and a significant doubt about an investee’s ability to continue as a going concern. If there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of a cost method investment, the fair value of the investment is not calculated if it is not practicable to do so in accordance with paragraphs 14 and 15 of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. If the Company identifies an impairment indicator, the Company will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and the Company makes a determination as to whether the impairment is other-than-temporary. Impairment is deemed other-than-temporary unless the Company has the ability and intent to hold an investment for a period sufficient for a market recovery up to the cost of the investment. Further, evidence must indicate that the cost of the investment is recoverable within a reasonable period. For an other-than-temporary impairment, the Company recognizes an impairment loss in earnings equal to the difference between an investment’s cost and its fair value.

Income Taxes

The Company utilizes the asset and liability method for accounting for income taxes. Under this method, the Company determines deferred tax assets and liabilities based on differences between the financial reporting and tax bases of its assets and liabilities. The Company measures deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company’s financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

The Company has provided for income taxes payable related to earnings of its foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of the Company’s foreign subsidiaries where such earnings have been permanently reinvested in its foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations. Unremitted earnings of the Company’s foreign subsidiaries that are permanently reinvested are $1,005 million at December 31, 2004 and $1,184 million at December 31, 2003.

In addition, the Company operates within multiple taxing jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues, which may require an extended period of time to resolve and may cover multiple years. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

Legal Cost

The Company is involved in various legal and regulatory proceedings, including intellectual property, breach of contract and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. The accrual for regulatory and litigation-related costs that were probable and estimable was $99 million at December 31, 2004 and $16 million at December 31, 2003.

Product Liability Costs

The Company is substantially self-insured with respect to general and product liability claims. The Company accrues anticipated costs of litigation and loss for product liability claims based on historical experience, or to the extent specific losses are probable and estimable. The Company records losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. The accrual for product liability claims was $13 million at December 31, 2004 and $15 million at December 31, 2003.

Warranty Obligation

The Company estimates the costs that may be incurred under its warranties based on historical experience and records a liability at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Expense attributable to warranties was not material to the statements of operations for 2004, 2003 and 2002.

Translation of Foreign Currency

The Company translates all assets and liabilities of foreign subsidiaries at the year-end exchange rate and translates sales and expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations.

Financial Instruments

The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument, in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings. For derivative instruments designated as cash flow and net investment hedges, the effective portions of changes in fair value are recorded in other comprehensive income. The Company recognizes the ineffective portion of its hedging activities in earnings.

Shipping and Handling Costs

The Company does not generally bill customers for shipping and handling of its products. Shipping and handling costs of $72 million in 2004, $55 million in 2003 and $44 million in 2002 are included in selling, general and administrative expenses.

Research and Development

Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.

Pension Plans

The Company maintains pension plans covering certain international employees, which the Company accounts for in accordance with FASB Statement No. 87, Employers’ Accounting for Pensions. The assets, liabilities and costs associated with these plans were not material in 2004, 2003 and 2002.

Net Income Per Common Share

Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding each year.

New Accounting Standards

On December 16, 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The Company expects to adopt Statement No. 123(R) when it becomes effective on July 1, 2005.

Statement No. 123(R) permits public companies to adopt the new requirements using one of two methods:

1.	A “modified prospective” method in that compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date of Statement No. 123(R) and (b) based on the requirements of Statement No. 123 for all awards granted to employees before July 1, 2005 that remain unvested as of July 1, 2005.

2.	A “modified retrospective” method that includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement No. 123 for purposes of pro forma disclosures either (a) for all prior periods presented or (b) for prior interim periods of the year of adoption.

The Company is currently evaluating which method it will use to adopt the requirements of Statement No. 123(R).

As permitted by Statement No. 123, the Company is currently accounting for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options, except as disclosed in Note M. Accordingly, the adoption of Statement No. 123(R)‘s fair value method will impact the Company’s statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and the method used to value such awards. However, had the Company adopted Statement No. 123(R) in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net income and net income per share would have been reported as the following pro forma amounts:

(in millions, except per share data)	2004	2003	2002
Net income, as reported	$1,062	$472	$373

Add: Stock-based employee compensation expense included in net income, net of related tax effects	62	1	6

Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(67)	(62)	(48)

Pro forma net income	$1,057	$411	$331

Net income per common share

Basic
Reported	$1.27	$0.57	$0.46
Pro forma	$1.26	$0.50	$0.41

Assuming dilution
Reported	$1.24	$0.56	$0.45
Pro forma	$1.24	$0.49	$0.40

Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of Statement No. 123(R). While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $185 million in 2004, $154 million in 2003 and $28 million in 2002.

Reclassifications

The Company has reclassified certain prior years’ amounts to conform to the current year’s presentation.

Note B - Other Balance Sheet Information

Components of selected captions in the consolidated balance sheets at December 31 are as follows:

(in millions)	2004	2003

Trade Accounts Receivable
Accounts receivable	$980	$603
Less: allowances	80	61

	$900	$542

Inventories
Finished goods	$238	$175
Work-in-process	65	63
Raw materials	57	43

	$360	$281

Property, Plant and Equipment
Land	$79	$69
Buildings and improvements	588	470
Equipment, furniture and fixtures	978	798

	1,645	1,337
Less: accumulated depreciation	775	593

	$870	$744

Accrued Expenses
Acquisition-related obligations	$24	$79
Payroll and related liabilities	255	216
Other	623	302

	$902	$597

In the second quarter of 2004, the Company recorded inventory write-downs of $43 million (pre-tax) in conjunction with its recalls of certain units of the Company’s TAXUS® Express2TM paclitaxel-eluting coronary stent systems and Express2 coronary stent systems.

Included in other accrued expenses is a $110 million ($71 million after-tax) enhancement to the Company’s 401(k) Retirement Savings Plan (401(k) Plan). On September 24, 2004, the Board of Directors approved an amendment to the Company’s 401(k) Plan that provides for, among other things, a one-time enhancement to the 401(k) Plan. The Company apportioned this special retirement enhancement to eligible employees based on pay and years of service. The Company intends to pay the one-time enhancement in 2005.

Note C - Investments in Strategic Alliances

The Company has entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments by the Company in privately held equity securities or investments where an observable quoted market value does not exist. The Company enters these strategic alliances to broaden its product technology portfolio and to strengthen and to expand the Company’s reach into existing and new markets. Many of these companies are in the developmental stage and have not yet commenced their principal operations. The Company’s exposure to loss related to its strategic alliances is generally limited to its equity investments, notes receivable and intangible assets associated with these alliances.

Equity investments in strategic alliances at December 31 consist of the following:

(in millions)	2004		2003
		Number of		Number of
		Strategic		Strategic
		Investments		Investments

Available-for-Sale Investments
Amortized cost	$76		$136
Gross unrealized gains	5		82
Gross unrealized losses	(2)		(2)

Fair value	$79	3	$216	12

Equity Method Investments
Cost	$64
Equity in losses	(3)

Carrying value	$61	2		N/A

Cost Method Investments

Carrying value	$389	53	$342	49

Total Investments	$529	58	$558	61

As of December 31, 2004, the Company held investments totaling $61 million in two companies that it accounted for under the equity method. The Company’s ownership percentages in these companies range from approximately 25 percent to 30 percent.

The Company regularly reviews its cost method strategic investments, amounting to $389 million at December 31, 2004, for impairment indicators. The Company determined ten cost method strategic investments had an impairment indicator present during 2004 and, accordingly, estimated the fair value of these investments. Based on this analysis, the Company recorded losses of $45 million as other, net during 2004 to record other-than-temporary impairment on equity investments. In addition, the Company recorded losses of approximately $13 million related to loans to privately held companies that were deemed uncollectible during 2004. As of December 31, 2004, the remaining book value for equity investments that had an impairment indicator present during 2004 was $27 million. The Company determined there were no impairment indicators present during 2004 on the remaining $362 million of cost method investments.

In 2004, the Company recorded realized gains of $36 million from sales of investments in publicly traded and privately held companies.

The Company determined two cost method investments had an impairment indicator present during 2003 and, accordingly, estimated the fair value of these investments. Based on this analysis, the Company recorded losses of $11 million as other, net during 2003 to record other-than-temporary impairment on these equity investments. As of December 31, 2003, the remaining book value for equity investments that had an impairment indicator present during 2003 was $2 million. There were no impairment indicators present during 2003 on the Company’s remaining cost method investments.

Note D - Business Combinations

During 2004, the Company paid $804 million in cash to acquire Advanced Bionics Corporation (Advanced Bionics) and Precision Vascular Systems, Inc. (PVS). During 2003, the Company paid $13 million in cash and recorded approximately $12 million of acquisition-related payments to acquire InFlow Dynamics, Inc. (InFlow). During 2002, the Company paid $187 million in cash to acquire Smart Therapeutics, Inc. (Smart), BEI Medical Systems Company, Inc. (BEI) and Enteric Medical Technologies, Inc. (EMT). These acquisitions were intended to strengthen the Company’s leadership position in interventional medicine. The consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition.

2004 Business Combinations

On June 1, 2004, the Company completed its acquisition of 100 percent of the fully diluted equity of Advanced Bionics for an initial payment of approximately $740 million in cash, plus earn-out payments. The initial purchase price was primarily funded by the issuance of commercial paper. Advanced Bionics develops implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. The acquisition was intended to expand the Company’s technology portfolio into the implantable microelectronic device market.

The Advanced Bionics acquisition was structured to include earn-out payments that are primarily contingent on the achievement of future performance milestones, with certain milestone payments also tied to profitability. The performance milestones are segmented by Advanced Bionics’ four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion® microstimulators) and each milestone has a specific earn-out period, which generally commences on the date of the related product launch. Base earn-out payments on these performance milestones approximate two-and-a-quarter times incremental sales for each annual period. There are also bonus earn-out payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2013. The estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its acquisition of Advanced Bionics is approximately $2.6 billion. The estimated cumulative revenue level associated with these maximum future contingent payments is approximately $5.8 billion during the period from 2005 through 2013. The Company will allocate these payments, if made, to goodwill.

Fair values of tangible assets and liabilities obtained in conjunction with the acquisition of Advanced Bionics were as follows:

(in millions)
Assets	$64
Liabilities	35

Net Tangible Assets	$29

The excess of purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

	Amount	Weighted Average
(in millions)	Assigned	Amortization Period

Amortizable Intangible Assets
Technology - core	$325	20 years
Technology - developed	26	5 years
Other	10	15 years

	$361	19 years

Unamortizable Intangible Assets

Goodwill	$397

The goodwill obtained in conjunction with the acquisition of Advanced Bionics is not deductible for tax purposes. The Company has allocated the goodwill to its reportable segments as follows: $317 million to the U.S., $48 million to Europe, $8 million to Japan and $24 million to Inter-Continental. Goodwill was allocated by segments of business based on the respective revenue contribution during 2004.

The Company recorded a deferred tax asset of $51 million and a deferred tax liability of $134 million in conjunction with the acquisition of Advanced Bionics. The deferred tax asset is primarily attributable to net operating loss carryforwards. The deferred tax liability mainly relates to the tax impact of amortization associated with the identified intangible assets acquired in the acquisition.

The following unaudited pro forma information presents the consolidated results of operations of the Company and Advanced Bionics as if the acquisition had occurred at the beginning of each of 2004 and 2003, with pro forma adjustments to give effect to amortization of intangible assets, an increase in interest expense on acquisition financing and certain other adjustments together with related tax effects:

(in millions, except per share data)	2004	2003

Net sales	$5,657	$3,532
Net income	1,079	425

Net income per share - basic	$1.29	$0.52
Net income per share - assuming dilution	$1.26	$0.50

The $50 million charge for purchased research and development that was a direct result of the transaction is excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Advanced Bionics occurred at the beginning of the periods presented.

On April 2, 2004, the Company completed its acquisition of the remaining outstanding shares of PVS for an initial payment of approximately $75 million in cash, plus earn-out payments that are contingent upon PVS reaching future performance milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide the Company with additional vascular access technology.

2003 Business Combinations

On February 12, 2003, the Company completed its acquisition of InFlow. InFlow is a stent technology development company that focuses on reducing the rate of restenosis, improving the visibility of stents during procedures and enhancing the overall vascular compatibility of the stent. The acquisition was intended to provide the Company with an expanded stent technology and intellectual property portfolio.

2002 Business Combinations

On December 3, 2002, the Company completed its acquisition of Smart. Smart develops self-expanding technologies for intracranial therapies. The acquisition was intended to strengthen the Company’s leadership position in interventional stroke therapies.

On June 27, 2002, the Company completed its tender offer relating to its acquisition of BEI. BEI designs, manufactures and markets less-invasive technology used by gynecologists to treat excessive uterine bleeding due to benign causes. The acquisition was intended to expand the Company’s product offerings in the area of women’s health.

On June 13, 2002, the Company completed its acquisition of EMT. EMT designs, manufactures and markets the ENTERYX® Liquid Polymer Technology for the treatment of gastroesophageal reflux disease (GERD). The acquisition was intended to expand the Company’s Endosurgery product offerings in the GERD market.

The consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented for the other acquisitions consummated in 2004, 2003 and 2002, as the acquired companies’ results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company.

Contingent Consideration

Certain of the Company’s business combinations involve the payment of contingent consideration. For acquisitions completed before July 1, 2001, the Company allocates these payments, if made, to specific intangible asset categories, including purchased research and development, and assigns the remainder to goodwill as if it had paid the consideration at the date of acquisition. For acquisitions completed after June 30, 2001, the Company allocates these payments, if made, to goodwill. Payment of the additional consideration is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In 2004, the Company recorded amounts for acquisition-related obligations primarily as an adjustment to goodwill. Of the amounts recorded for acquisition-related obligations in 2003, the Company recorded $24 million as an adjustment to purchased research and development, $9 million as an adjustment to other identifiable intangible asset categories, net of the related deferred tax liabilities, and the Company recorded the remainder as an adjustment to goodwill.

Certain earn-out payments are based on multiples of the acquired company’s revenue during the earn-out period and, consequently, the Company cannot currently determine the total payments. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At December 31, 2004, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $3.1 billion, some of which may be payable in common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2013. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $7.0 billion.

Purchased Research and Development

In 2004, the Company recorded $65 million of purchased research and development. The 2004 purchased research and development consisted primarily of $50 million relating to the acquisition of Advanced Bionics and $14 million relating to the acquisition of PVS. The most significant in-process projects acquired in connection with the Company’s 2004 acquisitions included Advanced Bionics’ bion microstimulator and drug delivery pump, which collectively represented 77 percent of the 2004 acquired in-process projects’ value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches, urge incontinence, epilepsy and sleep apnea. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. As of the date the Company acquired Advanced Bionics, the Company expected the products to be commercially available on a worldwide basis within four years.

In 2003, the Company recorded $37 million of purchased research and development. The 2003 purchased research and development consisted of $9 million relating to the acquisition of InFlow and $28 million relating primarily to certain acquisitions that the Company consummated in prior years. The in-process projects acquired in connection with the acquisition of InFlow were not significant to the Company’s consolidated results. The purchased research and development associated with the prior years’ acquisitions related primarily to the acquisition of Embolic Protection, Inc. and resulted from consideration that was contingent at the date of acquisition, but earned during 2003.

In 2002, the Company recorded $85 million of purchased research and development. The 2002 purchased research and development related primarily to the acquisitions of EMT and Smart. The most significant in-process projects acquired in connection with the Company’s 2002 acquisitions included EMT’s ENTERYX Liquid Polymer Technology and Smart’s atherosclerosis stent, which collectively represented 82 percent of the 2002 acquired in-process projects’ value. ENTERYX is a patented liquid polymer for the treatment of GERD symptoms. During 2003, the Company completed the ENTERYX in-process project and received FDA approval for this technology. The total cost for the Company to complete the project was $6 million. The atherosclerosis stent is a self-expanding nitinol stent designed to treat narrowing of the arteries around the brain. The Company continues to pursue the development of Smart’s atherosclerosis stent and believes it has a reasonable chance of completing the project. The Company has spent $7 million on this project as of December 31, 2004 and estimates additional costs of $1 million to complete the project. These estimates approximate the Company’s estimates at the time of acquisition.

Note E - Goodwill and Other Intangible Assets

The gross carrying amount of goodwill and intangible assets and the related accumulated amortization for intangible assets subject to amortization at December 31 are as follows:

	2004		2003
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortizable Intangible Assets

Technology - core	$634	$48	$222	$22
Technology - developed	398	198	346	158
Patents	511	172	472	139
Other intangible assets	260	113	207	98

	$1,803	$531	$1,247	$417

Unamortizable Intangible Assets

Goodwill	$1,712		$1,275
Technology - core	356		356

	$2,068		$1,631

The Company’s core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired by the Company that is fundamental to the ongoing operation of the Company’s business and has no limit to its useful life. The Company’s core technology that is not subject to amortization is primarily comprised of certain purchased stent and balloon technology, which is foundational to the Company’s continuing operation within the interventional cardiology market and other markets within interventional medicine. The Company amortizes all other core technology over its estimated useful life.

Estimated amortization expense for each of the five succeeding fiscal years based upon the Company’s intangible asset portfolio at December 31, 2004 is as follows:

Estimated
Amortization Expense
Fiscal Year	(in millions)

2005	$122
2006	115
2007	114
2008	96
2009	86

Goodwill as of December 31 as allocated by segments of business is as follows:

	United
(in millions)	States	Europe	Japan	Inter-Continental

Balance as of December 31, 2002	$993	$101	$41	$33

Purchase price adjustments	(22)		(2)
Goodwill acquired		14
Contingent consideration	117

Balance as of December 31, 2003	$1,088	$115	$39	$33

Purchase price adjustments	(3)	(4)
Goodwill acquired	320	48	8	24
Contingent consideration	35		8
Foreign currency translation		1

Balance as of December 31, 2004	$1,440	$160	$55	$57

The 2004 and 2003 purchase price adjustments relate primarily to adjustments to reflect the fair value of deferred tax assets and liabilities acquired in connection with the 2003, 2002 and 2001 acquisitions properly.

Note F — Borrowings and Credit Arrangements

The Company had outstanding borrowings of $2,367 million at December 31, 2004 at a weighted average interest rate of 3.38 percent as compared to outstanding borrowings of $1,725 million at December 31, 2003 at a weighted average interest rate of 1.96 percent.

Revolving Credit Facilities

As of December 31, 2003, the Company’s credit facilities totaled $1,220 million. During 2004, the Company refinanced and increased its credit facilities, which totaled $2,185 million as of December 31, 2004. The Company’s revolving credit facilities at December 31, 2004 consisted of a $1,624 million credit facility that terminates in May 2009; a $541 million credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; and a $20 million uncommitted credit facility that terminates in June 2005. Use of the borrowings is unrestricted and the borrowings are unsecured.

The credit facilities provide borrowing capacity and support the commercial paper program. The Company had $280 million of commercial paper outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent and $1,003 million outstanding at December 31, 2003 at a weighted average interest rate of 1.20 percent. In addition, the Company had 45 billion Japanese yen (translated to $439 million) of credit facility borrowings outstanding at a weighted average interest rate of 0.37 percent at December 31, 2004 as compared to no outstanding Japanese yen revolving credit facility borrowings at December 31, 2003.

The Company has a revolving credit and security facility that is secured by its U.S. trade receivables and provides $400 million of borrowing capacity. During 2004, the Company increased the facility borrowing capacity from $200 million to $400 million and extended the maturity to August 2005. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of the Company’s receivables may require it to repay borrowings immediately under the facility. The credit agreement required the Company to create a wholly owned entity, which is consolidated. This entity purchases the Company’s U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on the balance sheet because the Company has the right to prepay any borrowings outstanding and effectively retains control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on the consolidated balance sheets. As of December 31, 2004, there were no outstanding borrowings under the revolving credit and security facility as compared to $194 million of outstanding borrowings at a weighted average interest rate of 1.44 percent at December 31, 2003.

In addition, the Company had uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 15 billion Japanese yen (translated to $145 million) at December 31, 2004 and up to 14.6 billion Japanese yen (translated to $136 million) at December 31, 2003. Approximately $128 million of notes receivable were discounted at an average interest rate of 0.75 percent at December 31, 2004 and $113 million were discounted at an average interest rate of 1.38 percent at December 31, 2003.

As of December 31, 2004, the Company intended to repay all of its short-term debt obligations within the next twelve-month period. As of December 31, 2003, the Company had the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities and expected that a minimum of $650 million of its short-term obligations, including $456 million of its commercial paper and $194 million of its revolving credit and security facility borrowings, would remain outstanding beyond a twelve-month period. Accordingly, at December 31, 2003, the Company classified $650 million of its short-term borrowings as long-term borrowings.

Senior Notes

The Company had senior notes of $1,600 million outstanding at December 31, 2004 and $500 million outstanding at December 31, 2003. These senior notes are publicly registered securities.

At December 31, 2004 and December 31, 2003, the Company had $500 million of senior notes outstanding that it will repay in March 2005 (March 2005 Notes) upon maturity. The March 2005 Notes bear a semi-annual coupon of 6.625 percent, are not redeemable before maturity and are not subject to any sinking fund requirements.

In June 2004, the Company issued $600 million of senior notes due June 2014 (June 2014 Notes) under a public registration statement previously filed with the SEC. The June 2014 Notes bear a semi-annual coupon of 5.45 percent, are redeemable before maturity and are not subject to any sinking fund requirements. In November 2004, the Company filed a public registration statement with the SEC for the issuance of up to $1,500 million in various debt and equity securities. Under this public registration statement, the Company issued $250 million of senior notes due January 2011 (January 2011 Notes) and $250 million of senior notes due January 2017 (January 2017 Notes). The January 2011 Notes bear a semi-annual coupon of 4.25 percent, are redeemable before maturity and are not subject to any sinking fund requirements. The January 2017 Notes bear a semi-annual coupon of 5.125 percent, are redeemable before maturity and are not subject to any sinking fund requirements.

The Company entered into fixed-to-floating interest rate swaps to hedge against changes in the fair value of all of its senior notes. The Company has recorded changes in the fair value of its senior notes since entering the interest rate swaps. The Company recorded interest payments or receipts under the interest rate swap agreements as interest expense. For its March 2005 interest rate swap, the Company pays interest at six-month LIBOR plus 4.1 percentage points, which approximated 6.9 percent at December 31, 2004 and 5.3 percent at December 31, 2003. For the June 2014 interest rate swap, the Company pays interest at six-month LIBOR, which approximated 2.8 percent at December 31, 2004. For its January 2011 interest rate swap, the Company pays interest at six-month LIBOR minus approximately 0.1 percentage point and for its January 2017 interest rate swap, the Company pays interest at six-month LIBOR plus approximately 0.17 percentage points. As of December 31, 2004, the carrying amount of the June 2014 Notes included $32 million of unrealized gains that the Company recorded as other long-term assets to recognize the fair value of the interest rate swap. The fair values of the other interest rate swaps were immaterial at December 31, 2004 and December 31, 2003.

The remainder of the Company’s outstanding borrowings, including capital lease arrangements, was immaterial at December 31, 2004 and December 31, 2003.

Note G — Leases

Rent expense amounted to $50 million in 2004, $48 million in 2003 and $42 million in 2002. Future minimum rental commitments at December 31, 2004 under noncancelable operating lease agreements are as follows:

Operating
(in millions)	Leases
2005	$45
2006	37
2007	21
2008	13
2009	2
Thereafter	3

Total minimum lease payments	$121

Note H — Fair Value of Financial Instruments

Carrying amounts and fair values of the Company’s financial instruments at December 31 are as follows:

	2004		2003
	Carrying		Carrying
(in millions)	Amount	Fair Value	Amount	Fair Value
Assets:
Cash, cash equivalents and marketable securities	$1,640	$1,640	$752	$752
Investments in publicly traded companies	79	79	216	216
Foreign exchange contracts	70	70	15	15
Interest rate swap contracts	32	32	1	1

Liabilities:
Commercial paper – short-term	$280	$280	$547	$547
Current maturities of long-term debt	502	502	1	1
Bank obligations	446	446	5	5
Commercial paper – long-term			456	456
Long-term debt - fixed-rate	1,135	1,140	514	532
Long-term debt - floating-rate			194	194
Capital leases - long-term	4	4	8	8
Foreign exchange contracts	129	129	84	84
Interest rate swap contracts	1	1

In estimating the fair value of financial instruments, the Company used the following methods and assumptions. However, considerable judgment is required in interpreting market data to develop estimates of fair value. Estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange due to changes in market rates since the reporting date.

Cash and Cash Equivalents

Carrying amounts reported in the consolidated balance sheets for cash and cash equivalents are valued at cost, which approximates their fair value.

Investments

The Company bases the fair value of debt and equity securities on quoted market prices when readily determinable.

Commercial Paper and Bank Obligations

The carrying amounts of commercial paper and credit facility borrowings approximate their fair value.

Long-Term Debt

The Company estimates the fair value of its fixed-rate long-term debt based on market prices. Carrying amounts of floating-rate long-term debt approximate their fair value.

Derivative Instruments

The Company estimates the fair value of derivative financial instruments based on the amount that it would receive or pay to terminate the agreements at the reporting date. The Company had foreign exchange forward and option contracts outstanding in the notional amounts of $4,171 million at December 31, 2004 and $1,724 million at December 31, 2003. In addition, the Company had interest rate swap contracts outstanding in the notional amounts of $1,600 million at December 31, 2004 and $500 million at December 31, 2003.

Note I — Derivative Instruments and Hedging Activities

The Company develops, manufactures and sells medical devices globally and its earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The Company operates the program pursuant to documented corporate risk management policies. The Company does not enter into any derivative transaction for speculative purposes.

Currency Transaction Hedging

The Company manages its currency transaction exposures on a consolidated basis to take advantage of offsetting transactions. The Company uses foreign currency denominated borrowings and currency forward contracts to manage the majority of the remaining transaction exposure. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. These derivative instruments do not subject the Company’s earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the assets and liabilities being hedged. Changes in currency exchange rates related to any unhedged transactions may impact the Company’s earnings and cash flows.

Currency Translation Hedging

The Company uses currency forward and option contracts to reduce the risk that the Company’s earnings and cash flows, associated with forecasted foreign currency denominated intercompany and third-party transactions, will be affected by currency exchange rate changes. Changes in currency exchange rates related to any unhedged transactions may impact the Company’s earnings and cash flows. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, euro, British pound sterling, Australian dollar and Canadian dollar). The Company may experience unanticipated currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The effective portion of any change in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the cash flow hedge from other comprehensive income to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the effective portion of any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time. The Company did not recognize material gains or losses resulting from hedge ineffectiveness during 2004 or 2003. The Company recognized a net loss of $51 million during 2004 and $8 million during 2003 on hedge contracts that matured in accordance with the Company’s currency translation risk management program. All cash flow hedges outstanding at December 31, 2004 mature within the subsequent 36-month period. As of December 31, 2004, $51 million of net losses are recorded in accumulated other comprehensive income, net of tax, to recognize the effective portion of any fair value of derivative instruments that are, or previously were, designated as cash flow hedges as compared to $48 million of net losses at December 31, 2003. At December 31, 2004, $31 million of net losses, net of tax, may be reclassified to earnings within the next twelve-months to mitigate foreign exchange risk.

Interest Rate Hedging

The Company uses interest rate derivative instruments to manage its exposure to interest rate movements and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. These derivative instruments are designated as either fair value or cash flow hedges under Statement No. 133. The Company records changes in the fair value of fair value hedges in other income and expense, which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest expense reflects interest payments made or received under interest rate derivative instruments. The Company records any change in the fair value of cash flow hedges as other comprehensive income, net of tax, and reclassifies the fair value to interest expense during the hedged interest payment period. The Company recognized $16 million of interest expense reductions related to interest rate derivative contracts in 2004 as compared to $7 million in 2003.

Note J — Income Taxes

Income before income taxes consists of the following:

(in millions)	2004	2003	2002
Domestic	$353	$231	$305
Foreign	1,141	412	244

	$1,494	$643	$549

The related provision for income taxes consists of the following:

(in millions)	2004	2003	2002
Current
Federal	$245	$159	$(29)
State	20	7	2
Foreign	137	36	61

	$402	$202	$34

Deferred
Federal	$73	$(27)	$144
State	4	(1)	8
Foreign	(47)	(3)	(10)

	30	(31)	142

	$432	$171	$176

The reconciliation of income taxes at the federal statutory rate to the actual provision for income taxes is as follows:

	2004	2003	2002
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.1%	0.6%	1.5%
Effect of foreign taxes	(13.5%)	(8.8%)	(5.9%)
Non-deductible merger expenses	1.5%	2.0%	5.5%
Research credit	(1.4%)	(1.6%)	(1.5%)
Tax refund			(2.7%)
Legal settlement	1.8%
Extraordinary dividend from subsidiaries	4.1%
Other, net	0.3%	(0.6%)	0.2%

	28.9%	26.6%	32.1%

Significant components of the Company’s deferred tax assets and liabilities at December 31 are as follows:

(in millions)	2004	2003
Deferred Tax Assets
Inventory costs, intercompany profit and related reserves	$175	$133
Tax benefit of net operating loss and tax credits	170	184
Reserves and accruals	145	101
Restructuring and merger-related charges, including purchased research and development	161	178
Unrealized losses on derivative financial instruments	30	28
Other	60	22

	741	646
Less: valuation allowance on deferred tax assets	23	32

	$718	$614

Deferred Tax Liabilities
Property, plant and equipment	$(19)	$(23)
Intangible assets	(432)	(242)
Unremitted earnings of subsidiaries	(233)	(180)
Litigation settlement	(23)	(23)
Unrealized gains on available-for-sale securities	(1)	(30)
Other	(28)	(22)

	(736)	(520)

	$(18)	$94

In October 2004, the U.S. enacted the American Jobs Creation Act of 2004. The American Jobs Creation Act creates a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. Although the deduction is subject to a number of limitations and uncertainty remains as to how to interpret certain provisions in the American Jobs Creation Act, the Company believes that it has made an informed decision on the impact of the American Jobs Creation Act on its repatriation plans. Based on that decision, the Company plans to repatriate $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act during the first quarter of 2005 and accordingly has recorded a tax liability of $61 million as of December 31, 2004.

In 2004, the Company repatriated earnings of non-U.S. subsidiaries for which it had previously accrued tax liabilities. The resulting tax liabilities associated with this repatriation were $33 million. In addition, the Company established deferred tax liabilities of $86 million for additional amounts it plans to repatriate from certain non-U.S. operations that did not qualify under the American Jobs Creation Act. The tax liability the Company accrued for earnings of non-U.S. subsidiaries to be remitted in the future is $233 million at December 31, 2004.

At December 31, 2004, the Company had U.S. tax net operating loss carryforwards and tax credit carryforwards, the tax effect of which is $147 million. In addition, the Company had foreign tax net operating loss carryforwards, the tax effect of which is $23 million. These carryforwards will expire periodically beginning in 2005. The Company established a valuation allowance of $23 million against these carryforwards. Approximately $15 million of the decrease in the valuation allowance from 2003 to 2004 is attributable to legislation that was passed during the fourth quarter of 2004 increasing the carryforward period of foreign tax credits to ten years.

The income tax provision (benefit) of the unrealized gain or loss component of other comprehensive income (loss) was $30 million in 2004, $5 million in 2003 and $(44) million in 2002.

Note K — Commitments and Contingencies

The interventional medicine market in which the Company primarily participates is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the proceedings and are frequently modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

Several third parties have asserted that the Company’s current and former stent systems infringe patents owned or licensed by them. Adverse outcomes in one or more of these proceedings could limit the Company’s ability to sell certain stent products in certain jurisdictions, or reduce its operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. The Company has similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by the Company.

In management’s opinion, the Company is not currently involved in any legal proceeding other than those specifically identified below, which, individually or in the aggregate, could have a material effect on its financial condition, operations and/or cash flows.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On October 14, 2003, Cordis filed a motion to revise and vacate the Court’s decision to grant the Company a new trial and asked the Court to enter judgment against the Company. On February 17, 2004, Cordis’ motion was denied. Trial is expected to begin on March 17, 2005.

On March 21, 1997, the Company (through its subsidiaries) filed a suit against Johnson & Johnson (through its subsidiaries) in Italy seeking a declaration of noninfringement for the NIR® stent relative to one of the European patents licensed to Ethicon, Inc. (Ethicon), a subsidiary of Johnson & Johnson, and a declaration of invalidity. A technical expert was appointed by the Court and a hearing was held on January 30, 2002. A decision was rendered on September 16, 2004, finding the NIR® stent does not infringe the European patent licensed to Ethicon. A decision with respect to invalidity has not yet been issued.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the lower court. The lower court has asked the Dutch Patent Office for advice. A hearing in the Dutch Patent Office is scheduled for April 26, 2005.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. A trial was originally expected to begin in March 2004. On November 27, 2003, Cordis requested this action be stayed and on December 15, 2003, the Company appealed to overturn the stay and proceed to trial. A hearing was held on October 20, 2004, at which the Court of Appeals denied the Company’s motion. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision. A hearing on the appeal has not yet been scheduled.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis’ Bx Velocity® stent delivery system infringes a published utility model owned by Medinol Ltd. (Medinol) and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001, and on June 6, 2001, the Court issued a written decision that Cordis’ Bx Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal originally scheduled for April 3, 2003 was suspended until decisions are rendered in two actions pending in the U.S. District Court of New York between Medinol and the Company. On October 19, 2004, Medinol filed an Intervention action requesting that the Court declare that the Company is not entitled to bring the infringement claim against Cordis and to declare that Cordis infringes the Medinol utility model. A hearing on the merits is scheduled for November 3, 2005.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging that two additional patents owned by the Company are infringed by the Cordis products. A summary judgment hearing was held on April 9, 2004, and Cordis’ motions for summary judgment were denied. A Markman hearing was held on April 27, 2004, and a trial has not yet been scheduled.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment in favor of the Company finding infringement of one of the patents. On February 3, 2005, the Court granted a stay in the proceedings pending reexamination of two of the patents by the U.S. Patent and Trademark Office. Summary judgment motions on the validity of the remaining patent are pending and will be heard on April 25, 2005.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company’s Express2 coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. The Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Cordis appealed the denial of its motion and a hearing was held on April 5, 2004. On May 28, 2004, the Court of Appeals affirmed the denial of the preliminary injunction. On August 4, 2004, the Court granted a Cordis motion to add the Company’s LibertéTM coronary stent and two additional patents to the complaint. The trial is currently scheduled to begin June 13, 2005.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher® drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher drug-eluting stent in the United States. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the District Court of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Following the announcement on February 23, 2004 by Guidant Corporation (Guidant) of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. In March 2005, the Company filed a stipulated dismissal as to three of the patents. The trial on the first remaining patent is scheduled to begin on June 13, 2005. The trial on the second remaining patent is scheduled for October 2005.

On December 24, 2003, the Company (through its subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic® stent, Cypher stent, Cypher Select stent, Aqua T3 TM balloon and U-Pass balloon infringe one of the Company’s European patents. The suit was filed in the District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. On February 9, 2004, the Belgium Court linked all Johnson & Johnson entities into a single action. A hearing was held on June 7, 2004, and on June 21, 2004, the Court dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, the Company refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking cross-border, injunctive and monetary relief for infringement of the same European patent.

On May 12, 2004, the Company (through its subsidiary Schneider Europe GmbH) filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3 balloon and U-Pass balloon infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking cross-border, injunctive and monetary relief. A hearing is scheduled for April 1, 2005.

On September 27, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a European patent owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing is scheduled for April 1, 2005.

On October 15, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a German utility model owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing is scheduled for April 1, 2005.

On December 30, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a German utility model owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing is scheduled for December 1, 2005.

Litigation with Guidant Corporation

On December 28, 2004, the Company and SCIMED filed suit for patent infringement against Guidant and certain of its subsidiaries alleging that Guidant’s ACCULINK™ stent and ACCUNET™ embolic protection system infringes three U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 26, 2005, Guidant answered the complaint. Trial is expected to begin in September 2006.

Litigation with Medtronic, Inc.

On August 13, 1998, Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the NIR® stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company.

On January 15, 2004, Medtronic Vascular, Inc. (Medtronic Vascular), a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company’s Express® coronary stent and Express2 coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company.

Litigation Relating to Advanced Neuromodulation Systems, Inc.

On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also includes allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On June 25, 2004, Advanced Bionics filed a motion to dismiss and a request for transfer of venue to California. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, Advanced Bionics’ motion to dismiss and transfer was denied, but the Court granted a stay, in part, with respect to moving the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim seeks monetary and injunctive relief. Trial on the patent claims is expected to begin in January 2006.

On October 20, 2004, ANSI filed a complaint against Advanced Bionics and a former employee of ANSI now working at Advanced Bionics. The suit includes allegations of breach of contract and misappropriation of trade secrets against the employee, tortious interference against Advanced Bionics, and conversion and civil conspiracy against both defendants. The suit was filed in the District Court of Collin County, Texas seeking monetary damages and temporary and permanent injunctive relief. Advanced Bionics answered the complaint and the parties are moving to mediation pursuant to the employment contract.

Litigation with Medinol Ltd.

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company’s Express stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company’s right to distribute Medinol stents and to gain access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, seeking monetary and injunctive relief. During the last quarter of 2001, the Court dismissed several of the individuals from the case. Summary judgment hearings were held in November and December 2003. On December 2, 2004, the Court granted summary judgment in part and denied summary judgment in part, dismissing the remaining individuals and dismissing all of the jury claims. Trial is expected to begin on June 20, 2005.

On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol and its controlling shareholders, alleging among other things, loss of faith among Medinol’s shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs. Preliminary motions were heard on October 29, 2001. Medinol and its shareholders requested the Court to strike the claim on the grounds of lack of jurisdiction. The Court rejected the motion except for the nomination of a director to Medinol, which was referred to the District Court of New York. A preliminary hearing originally scheduled for June 9, 2003 was canceled and has not yet been rescheduled.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH, a German subsidiary of the Company, alleging that the Company’s Express stent infringes certain German patents and utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. Hearings were held in May 2003, and on June 24, 2003, the German court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. On March 31, 2004, the European Patent Office declared the patent invalid. Medinol appealed the finding of noninfringement on two of its patents and the Company appealed the finding of infringement of the utility model. On December 6, 2004, Medinol filed an Extension of Complaint alleging infringement of a German patent and a hearing has not yet been scheduled. A hearing on the appeal was held in January 2005. On February 24, 2005, the Court found the Company did not infringe two of the Medinol patents. The appeal as to the utility model has been stayed pending the outcome of a related cancellation proceeding.

On January 21, 2003, Medinol filed suit against several of the Company’s international subsidiaries in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, the United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company’s Express stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company appealed the finding and filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal and Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court’s injunction and damages order have been dismissed. Medinol appealed the Court’s decision with respect to the remaining three patents seeking an expedited review of the claims by the Court. A hearing was held on March 14, 2005 and a decision is expected in May 2005. On June 9, 2004, Medinol filed a kort geding proceeding against the Company’s same international subsidiaries alleging that the sale of the Express and TAXUS coronary stent systems infringe one of the patents on appeal from the 2003 suit. The suit was filed in the District Court of The Hague, The Netherlands seeking preliminary injunctive relief. On August 5, 2004, the Court denied Medinol’s request for preliminary injunctive relief. On September 1, 2004, Medinol filed an appeal.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlexTM and NIRFlex TM Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on September 23, 2003. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing on both appeals is scheduled for April 14, 2005.

On September 25, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex TM and NIRFlex TM Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company appealed the Court’s decision in December 2003. A hearing on the appeal has not yet been scheduled.

On April 30, 2004, Medinol filed suit against the Company alleging that the Company’s Express and TAXUS stent systems infringe a utility model owned by Medinol. The suit was filed in Dusseldorf, Germany. A hearing is scheduled for April 21, 2005.

Other Patent Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company’s Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries answered, denying the allegations of the complaint. The Company filed a motion to dismiss the case and a hearing on the motion was held on August 27, 2004. On November 2, 2004, the Court granted the Company’s motion and the case was dismissed with prejudice. On February 7, 2005, Dr. Bonzel appealed the Court’s decision.

On September 12, 2002, EV3 Inc. (EV3) filed suit against The Regents of the University of California (The Regents) and a subsidiary of the Company in the District Court of The Hague, The Netherlands, seeking a declaration that EV3’s EDC II and VDS embolic coil products do not infringe three patents licensed by the Company from The Regents. On October 22, 2003, the Court ruled that the EV3 products infringe three patents licensed by the Company. On December 18, 2003, EV3 appealed the Court’s ruling. A hearing has not yet been scheduled.

On January 21, 2003, Dendron GmbH, EV3 Ltd., EV3 International, Inc., Microvena Corporation and Micro Therapeutics, Inc. (the EV3 Parties) filed suit against The Regents in the United Kingdom seeking a declaration that certain of the EV3 Parties’ detachable coil and microcatheter products do not infringe a patent licensed by the Company from The Regents and revocation of the patent. The Company has answered, denying the allegations of the complaint and filed a counterclaim against the EV3 Parties alleging that the products infringe a patent licensed to the Company and owned by The Regents. The Regents dedicated the UK patents to the public and the case was subsequently closed.

On December 16, 2003, The Regents filed suit against Micro Therapeutics, Inc. (Micro Therapeutics) and Dendron GmbH (Dendron) alleging that Micro Therapeutics’ Sapphire detachable coil delivery systems infringe twelve patents licensed by the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include the Company and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, the Company, as a third-party defendant, filed a motion to dismiss the Company from the case. On July 9, 2004, the Court granted the Company’s motion in part and dismissed the Company and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. Motions for summary judgment are pending.

On September 27, 2004, the Company and Target filed suit for patent infringement against Micrus Corporation (Micrus) alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against the Company relating to three U.S. patents owned by Micrus, and antitrust violations. On January 10, 2005, the Company and Target filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of the Target patents by the U.S. Patent and Trademark Office.

On November 4, 2004, Applied Hydrogel Technology (AHT) and Dr. Lih-Bin Shih filed a complaint against Medluminal Systems, Inc.(Medluminal), InterWest Partners, the Company and three individuals alleging that certain of Medluminal’s products infringe a patent owned by

AHT. The complaint also includes claims of misappropriation of trade secrets and conversion against the Company and certain of the other defendants. The suit was filed in the U.S. District Court for the Southern District of California seeking monetary and injunctive relief. On February 15, 2005, the case was stayed pending arbitration proceedings.

On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. (Angiotech) filed suit against Conor Medical System, Inc. (Conor) in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing is scheduled for May 4, 2005.

Department of Justice Investigation

In October 1998, the Company recalled its NIR ON® Ranger TM with Sox TM coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice has been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger TM with Sox TM stent delivery system; aspects of the Company’s relationship with Medinol, the vendor of the stent; and related events. The Company has been advised that it is a target of the federal grand jury investigation, but that no final decision has been made as to whether any potential charges would be brought. Two senior officials had also been advised that they were targets of the investigation, but counsel for the individuals have reported to the Company the receipt of letters from the government declining prosecution. Although the Company has contested certain procedural matters related to the conduct of the investigation, the Company has agreed to extend the applicable statute of limitations, which may result in the investigation continuing into mid-2005 or beyond. There can be no assurance that the investigation will result in an outcome favorable to the Company, that charges would not be brought, or that the Company would not agree to a further extension of the statute. The Company believes that it acted responsibly and appropriately.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company’s then current directors and the Company as nominal defendant. Both complaints allege, among other things, that with regard to the Company’s relationship with Medinol, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company’s assets. The suits seek a declaration of the directors’ alleged breach, damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and the Company as nominal defendant. On November 15, 2002, defendants moved to dismiss the complaint and, alternatively, for a stay of this litigation pending resolution of a separate lawsuit brought by Medinol against the Company. Plaintiffs have consented to the stay sought by defendants.

On March 3, 2005, the African Assistance Program filed a charge of discrimination with the Minnesota Department of Human Rights and the Minnesota office of the U.S. Equal Employment Opportunity Commission, purportedly on behalf of certain of the Company’s black employees of African national origin, alleging that the Company subjects black employees to a hostile work environment and discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964, as amended. The Company is currently investigating the allegation.

Note L — Stockholders’ Equity

Preferred Stock

The Company is authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company’s stockholders. At December 31, 2004 and December 31, 2003, the Company had no shares of preferred stock outstanding.

Common Stock

The Company is authorized to issue 1,200 million shares of common stock, $.01 par value per share. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends if and when declared by the Board of Directors and to share ratably in the assets of the Company legally available for distribution to its stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control the management and affairs of the Company.

The Company paid a two-for-one stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003. All historical share and per share amounts have been restated to reflect the stock split except for share amounts presented in the consolidated statements of stockholders’ equity, which reflect the actual share amounts outstanding for each period presented.

The Company repurchased approximately 10 million shares of its common stock at an aggregate cost of $360 million in 2004 and 22 million shares at an aggregate cost of $570 million in 2003. In addition, during 2004, the Board of Directors approved the repurchase of up to an additional 50 million shares of the Company’s common stock at prevailing market prices on the open market or in privately negotiated transactions. The new authorization is in addition to approximately 13 million shares remaining under previous share repurchase authorizations. As of December 31, 2004, the Company has repurchased approximately 107 million shares of its common stock under these authorizations and has 9 million shares of common stock in its treasury at year end. Repurchased shares are available for reissuance under the Company’s equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

Note M — Stock Ownership Plans

Employee and Director Stock Incentive Plans

The Company’s Long-Term Incentive Plans (Plans) provide for the issuance of up to 150 million shares of common stock. Together, the Plans cover officers, directors and employees of and consultants to the Company and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights and performance awards. Nonqualified options granted to purchase shares of common stock are either immediately exercisable or exercisable in installments as determined by the Executive Compensation and Human Resources Committee of the Board of Directors (Committee), consisting of nonemployee directors and expire within ten years from date of grant. In the case of qualified options, if an employee owns more than 10 percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of the Company’s common stock on the date of grant and will expire over a period not to exceed five years. The Committee may issue shares of common stock and/or authorize cash awards under the Plans in recognition of the achievement of long-term performance objectives established by the Committee.

During the fourth quarter, the Company modified certain of its stock option plans, principally for options granted prior to May 2001, to change the definition of retirement to conform to the definition generally used in the Company’s stock option plans subsequent to May 2001. As a result of these modifications, the Company recorded a $90 million charge ($60 million after-tax) in 2004. The key assumptions in estimating the charge were the anticipated retirement age and the expected exercise patterns for the individuals whose options were modified. If the assumptions used do not approximate actual retirement behavior and exercise activity, the Company may need to record adjustments through its statements of operations.

Information related to stock options at December 31 under stock incentive plans is as follows:

(option amounts in thousands)	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at January 1	66,103	$15.16	84,218	$12.23	87,954	$10.78
Granted	2,101	39.72	6,857	33.33	10,668	20.55
Exercised	(18,296)	10.64	(24,023)	10.10	(10,752)	8.53
Canceled	(880)	18.41	(949)	13.86	(3,652)	12.68

Outstanding at December 31	49,028	17.84	66,103	15.16	84,218	12.23

Exercisable at December 31	34,776	$14.32	42,126	$12.01	48,878	$11.05

Below is additional information related to stock options outstanding and exercisable at December 31, 2004:

(option amounts in thousands)	Stock Options Outstanding			Stock Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of Exercise Prices	Options	Contractual Life	Price	Options	Price
$ 0.00- 8.00	4,980	5.14	$6.37	4,750	$6.30
8.01-16.00	20,161	5.15	11.87	17,749	11.80
16.01-24.00	15,764	6.20	19.82	10,742	19.15
24.01-32.00	358	8.57	31.02	88	31.08
32.01-40.00	6,417	9.01	34.85	1,447	34.71
40.01-48.00	1,348	9.43	41.95

	49,028	6.13	$17.84	34,776	$14.32

Shares reserved for future issuance under all of the Company’s incentive plans totaled approximately 94 million at December 31, 2004.

A table illustrating the effect on net income and net income per share as if the fair value method prescribed by Statement No. 123 had been applied is presented in Note A. Any compensation cost on fixed awards with pro rata vesting is recognized on a straight-line basis over the award’s vesting period. The fair value of the stock options used to calculate the pro forma net income and net income per share was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2004	2003	2002
Dividend yield	0%	0%	0%
Expected volatility	46.85%	49.28%	49.80%
Risk-free interest rate	3.50%	3.13%	3.18%
Forfeitures	615,112	631,561	2,727,872
Expected life	5.0	5.0	5.0

The weighted average grant-date fair value per share of options granted, calculated using the Black-Scholes option-pricing model, was $14.36 in 2004, $14.96 in 2003 and $9.58 in 2002.

Global Employee Stock Ownership Plan

The Company’s Global Employee Stock Ownership Plan (GESOP) provides for the granting of options to purchase up to 15 million shares of the Company’s common stock to all eligible employees. Under the GESOP, each eligible employee is granted, at the beginning of each period designated by the Committee as an offering period, an option to purchase shares of the Company’s common stock equal to not more than 10 percent of the employee’s eligible compensation. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less.

During 2004, the Company issued approximately 1,004,000 shares at prices ranging from $30.22 to $30.81 per share. During 2003, the Company issued approximately 1,288,000 shares at prices ranging from $12.21 to $18.27 per share and during 2002, the Company issued approximately 1,838,000 shares at prices ranging from $7.47 to $9.67 per share. At December 31, 2004, there were approximately three million shares available for future issuance.

Note N — Earnings per Share

The computation of basic and diluted earnings per share is as follows:

(in millions, except per share data)	2004	2003	2002
Basic
Net income	$1,062	$472	$373

Weighted average shares outstanding	838.2	821.0	814.2

Net income per common share	$1.27	$0.57	$0.46

Assuming Dilution
Net income	$1,062	$472	$373

Weighted average shares outstanding	838.2	821.0	814.2
Net effect of common stock equivalents	19.5	24.4	15.8

Total	857.7	845.4	830.0

Net income per common share	$1.24	$0.56	$0.45

Potential common shares of one million in 2004, one million in 2003 and 21 million in 2002 were excluded from the computation of earnings per share, assuming dilution, because exercise prices were greater than the average market price of the common shares.

Note O — Segment Reporting

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company’s reportable segments generates revenues from the sale of less-invasive medical devices. The reportable segments represent an aggregate of all operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. The segment information for 2003 and 2002 sales and operating results have been restated based on the Company’s standard foreign exchange rates used for 2004. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. Enterprise-wide information is based on foreign exchange rates used in the Company’s consolidated financial statements.

	United			Inter-
(in millions)	States	Europe	Japan	Continental	Total
2004

Net sales	$3,502	$894	$602	$496	$5,494
Depreciation	9	5	3	2	19
Operating income allocated to reportable segments	1,752	439	343	224	2,758

2003

Net sales	$1,924	$665	$568	$344	$3,501
Depreciation	8	3	3	2	16
Operating income allocated to reportable segments	684	310	323	145	1,462

2002

Net sales	$1,756	$532	$558	$233	$3,079
Depreciation	10	3	4	2	19
Operating income allocated to reportable segments	657	229	326	75	1,287

A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

(in millions)	2004	2003	2002
Net Sales
Total net sales allocated to reportable segments	$5,494	$3,501	$3,079
Foreign exchange	130	(25)	(160)

	$5,624	$3,476	$2,919

Depreciation
Total depreciation allocated to reportable segments	$19	$16	$19
Manufacturing operations	108	67	51
Corporate expenses and foreign exchange	36	24	19

	$163	$107	$89

Income before Income Taxes
Total operating income allocated to reportable segments	$2,758	$1,462	$1,287
Manufacturing operations	(376)	(293)	(271)
Corporate expenses and foreign exchange	(468)	(420)	(420)
Litigation-related (charges) credits, net	(75)	(15)	99
Purchased research and development	(65)	(37)	(85)
401(k) Plan enhancement	(110)
Stock-compensation charge for certain modifications	(90)

	1,574	697	610
Other income (expense)	(80)	(54)	(61)

	$1,494	$643	$549

Enterprise-Wide Information

(in millions)	2004	2003	2002
Net Sales
Cardiovascular	$4,490	$2,504	$2,067
Endosurgery	1,088	972	852
Neuromodulation	46

	$5,624	$3,476	$2,919

Long-Lived Assets
United States	$660	$536	$464
Ireland	149	169	134
Other foreign countries	61	39	38

	$870	$744	$636

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Boston Scientific Corporation

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2004 and December 31, 2003 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2004 and December 31, 2003 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
March 10, 2005

Quarterly Results of Operations

(unaudited)
(in millions, except per share data)

Three Months Ended	March 31,	June 30,	September 30,	December 31,

2004
Net sales	$1,082	$1,460	$1,482	$1,600
Gross profit	790	1,097	1,173	1,272
Operating income	264	448	358	504
Net income	194	313	258	297
Net income per common share - basic	$0.23	$0.37	$0.31	$0.35
Net income per common share - assuming dilution	$0.23	$0.36	$0.30	$0.35

2003
Net sales	$807	$854	$876	$939
Gross profit	581	619	633	682
Operating income	155	173	173	196
Net income	97	114	124	137
Net income per common share - basic	$0.12	$0.14	$0.15	$0.17
Net income per common share - assuming dilution	$0.11	$0.13	$0.15	$0.16

During 2004, the Company recorded after-tax charges of $64 million in the second quarter, $146 million in the third quarter and $122 million in the fourth quarter. The net charges for the year consisted of a provision for legal and regulatory exposures, an enhancement to the Company’s 401(k) Retirement Savings Plan, purchased research and development, a charge relating to taxes on the approximately $1 billion of cash that the Company plans to repatriate in 2005 under the American Jobs Creation Act of 2004 and a non-cash charge resulting from certain modifications to the Company’s stock option plans.

During 2003, the Company recorded after-tax charges of $20 million in the first quarter, $12 million in the second quarter, $13 million in the third quarter and $4 million in the fourth quarter. The net charges for the year consisted of purchased research and development and charges related to litigation and product liability settlements.

The Company paid a two-for-one stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003. All historical amounts above have been restated to reflect the stock split.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2004 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s report on our internal control over financial reporting is contained in Item 7 above.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7 above.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Our directors and executive officers as of December 31, 2004, were as follows:

DIRECTORS:

John E. Abele	67	Director, Founder
Ursula M. Burns	46	Director, President, Business Group Operations and Corporate Senior Vice President, Xerox Corporation
Joel L. Fleishman	70	Director, Professor of Law and Public Policy, Duke University
Marye Anne Fox, Ph.D.	57	Director, Chancellor of the University of California, San Diego
Ray J. Groves	69	Director, Senior Advisor, Marsh Inc.
Ernest Mario, Ph.D.	66	Director, Chairman and Chief Executive Officer, Reliant Pharmaceuticals, Inc.
N.J. Nicholas, Jr.	65	Director, Private Investor
Peter M. Nicholas	63	Director, Founder, Chairman of the Board
John E. Pepper	66	Director, Vice President, Finance and Administration, Yale University
Uwe E. Reinhardt, Ph.D.	67	Director, James Madison Professor, Princeton University
Senator Warren B. Rudman	74	Director, Former U.S. Senator, Of Counsel, Paul, Weiss, Rifkind, Wharton, & Garrison LLP
James R. Tobin	60	Director, President and Chief Executive Officer

EXECUTIVE OFFICERS:

Lawrence C. Best	55	Executive Vice President-Finance & Administration and Chief Financial Officer
Brian R. Burns	40	Senior Vice President, Quality
Fredericus A. Colen	52	Executive Vice President and Chief Technology Officer
Paul Donovan	49	Senior Vice President, Corporate Communications
James Gilbert	47	Senior Vice President
Jeffrey H. Goodman	57	Senior Vice President, International
Paul A. LaViolette	47	Chief Operating Officer
Robert G. MacLean	61	Executive Vice President, Human Resources
Stephen F. Moreci	53	Senior Vice President and Group President, Endosurgery
Dennis A. Ocwieja*	59	Senior Vice President, Regulatory Affairs and Quality
Kenneth J. Pucel	38	Senior Vice President, Operations
Lucia L. Quinn**	51	Senior Vice President and Assistant to the President
Mary E. Russell, M.D.	50	Senior Vice President — Clinical and Regulatory and Chief Medical Officer
Paul W. Sandman	57	Executive Vice President, Secretary and General Counsel
James H. Taylor, Jr.	65	Executive Vice President, Corporate Operations
James R. Tobin	60	Director, President and Chief Executive Officer

Committees of the Board of Directors

Our Board of Directors has standing Audit, Executive Compensation and Human Resources, Nominating and Governance and Finance and Strategic Investment Committees. Joel L. Fleishman, Marye Anne Fox, Ernest Mario, John E. Pepper and Uwe E. Reinhardt currently serve on the Audit Committee. Warren B. Rudman, Ursula M. Burns and Ray J. Groves currently serve on the Executive Compensation and Human Resources Committee. Ursula M. Burns, Marye Anne Fox, Ernest Mario, N.J. Nicholas, Jr., John E. Pepper and James R. Tobin currently serve on the Finance and Strategic Investment Committee. Joel L. Fleishman, Ray J. Groves, Uwe E. Reinhardt and Warren B. Rudman currently serve on the Nominating and Governance Committee. A description of our committees is set forth in our definitive Proxy Statement to be filed with the SEC on or about April 4, 2005, and is incorporated into this report by reference. Our committee charters are available free of charge on our website (www.bostonscientific.com).

Executive Committee

We also have an Executive Committee, comprised of our executive officers, which provides guidance to management on our operational strategy. In December 2004, we made significant changes to our Executive Committee, including the appointment of five new members: Brian R. Burns, Jeffrey H. Goodman, Kenneth J. Pucel, James Gilbert and Mary E. Russell, M.D. In addition, Dennis A. Ocwieja retired from Boston Scientific and left the Executive Committee in January 2005 and Lucia L. Quinn joined the Executive Committee in March 2005. There can be no assurance that these or any future changes to our Executive Committee will not have a material impact on our results of operations.

Biographical Summaries

John E. Abele, our co-founder, has been a director of Boston Scientific since 1979. Mr. Abele was our Treasurer from 1979 to 1992, our Co-Chairman from 1979 to 1995 and our Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. Mr. Abele is also the owner of The Kingbridge Centre and Institute, a 120-room conference center in Ontario that provides special services and research to businesses, academia and government. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele is the Chairman of the Board of the FIRST (For Inspiration and Recognition of Science and Technology) Foundation and is also a member of numerous not-for-profit boards. Mr. Abele received a B.A. degree from Amherst College.

Lawrence C. Best joined Boston Scientific in 1992 and is our Executive Vice President-Finance & Administration and Chief Financial Officer. Prior to joining us, Mr. Best was a partner in the accounting firm of Ernst & Young, where he specialized in serving multinational companies in the high technology and life sciences fields. He served a two-year fellowship at the SEC from 1979 to 1981 and a one-year term as a White House-appointed Presidential Exchange Executive in Washington, D.C. He serves on the boards of directors of Biogen-Idec, Inc. and Haemonetics Corp. Mr. Best received a B.B.A. degree from Kent State University.

*	Mr. Ocwieja retired from Boston Scientific as of January 31, 2005.

**	Ms. Quinn joined Boston Scientific as of January 17, 2005 and became an executive officer on March 1, 2005.

Brian R. Burns has been our Senior Vice President of Quality and a member of our Executive Committee since December 2004. Previously, Mr. Burns was our Vice President of Global Quality Assurance from January 2003 to December 2004, our Vice President of Cardiology Quality Assurance from January 2002 to January 2003 and our Director of Quality Assurance from April 2000 to January 2002. Prior to joining us, Mr. Burns held various positions with Cardinal Healthcare, Allegiance Healthcare and Baxter Healthcare. Mr. Burns received his B.S. degree in chemical engineering from the University of Arkansas.

Ursula M. Burns has been a Director of Boston Scientific since 2002. Ms. Burns is President of Business Group Operations and Corporate Senior Vice President of Xerox Corporation. Ms. Burns joined Xerox in 1980, subsequently advancing through several engineering and management positions. Ms. Burns served as Vice President and General Manager, Departmental Business Unit from 1997 to 1999, Senior Vice President, Worldwide Manufacturing and Supply Chain Services from 1999 to 2000, Senior Vice President, Corporate Strategic Services from 2000 to October 2001 and President of Document Systems and Solutions Group until her most recent appointment in January 2003. She serves on the boards of directors of American Express Corporation, the National Association of Manufacturers, F.I.R.S.T. and the Rochester Business Alliance and is a Trustee of the University of Rochester. Ms. Burns earned a B.S. degree from Polytechnic Institute of New York and an M.S. degree in mechanical engineering from Columbia University.

Fredericus A. Colen was appointed to our Executive Committee in July 2001 and is our Executive Vice President and Chief Technology Officer. Mr. Colen joined Boston Scientific in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. Before joining us, he worked for several medical device companies, including Guidant Corporation, where he launched the Delta TDDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R&D for implantable pacemaker systems. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master’s Degree in Electrical Engineering with a focus on medical technology from the Technical University in Aachen, Germany. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997.

Paul Donovan joined Boston Scientific in March 2000 and is our Senior Vice President, Corporate Communications. Prior to joining us, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications from 1998 to 2000. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff to Senator Edward M. Kennedy and from 1989 to 1993 as Press Secretary to Senator Kennedy. Mr. Donovan received a B.A. degree from Dartmouth College.

Joel L. Fleishman has been a Director of Boston Scientific since October 1992. He is also Professor of Law and Public Policy at Duke University where he has served in various administrative positions, including First Senior Vice President, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director of Duke University’s Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions. From 1993 to 2001, Mr. Fleishman took a part-time leave from Duke University to serve as President of the Atlantic Philanthropic Service Company, the U.S. affiliate of Atlantic Philanthropies. Mr. Fleishman also serves as a member of the Board of Trustees of The John and Mary Markle Foundation, Chairman of the Board of Trustees of the Urban Institute, Chairman of The Visiting Committee of the Kennedy School of Government, Harvard University, and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

Marye Anne Fox has been a Director of Boston Scientific since October 2001. Dr. Fox has also been Chancellor of the University of California, San Diego and Professor of Chemistry since August 2004. Prior to that, she served as Chancellor of North Carolina State University and Distinguished University Professor of Chemistry from 1998 to 2004. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University’s Vice President for Research from 1994 to 1998. Dr. Fox is the Co-Chair of the National Academy of Sciences’ Government-University-Industry Research Roundtable and serves on President Bush’s Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the boards of directors of Red Hat Corp., Pharmaceutical Product Development, Inc., Burroughs-Wellcome Trust and the Camille and Henry Dreyfus Foundation. Dr. Fox also serves on the board of directors of W.R. Grace Co., a specialty chemical company that filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in April 2001. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.

James Gilbert has been our Senior Vice President and a member of our Executive Committee since December 2004. Mr. Gilbert is responsible for providing strategic support on key projects and growth initiatives and manages our corporate e-marketing, corporate marketing science, corporate sales and national accounts and reimbursement and outcomes planning. Previously, Mr. Gilbert worked on a contractor basis as our Assistant to the President from January 2004 to December 2004. Prior to joining us, Mr. Gilbert spent 23 years with Bain & Company, where he served as a partner and director and was the managing partner of Bain’s Global Healthcare Practice. Mr. Gilbert received his B.S. degree in industrial engineering and operations research from Cornell University and his M.B.A. from Harvard Business School.

Jeffrey H. Goodman was appointed to our Executive Committee in December 2004 and is our Senior Vice President, International. Prior to that, Mr. Goodman was our President, Intercontinental from 1999 to December 2004. Prior to joining us, Mr. Goodman held a variety of positions over 25 years with Baxter International, including General Manager of Sales, Area Manager Director and President of Biotech North America. Mr. Goodman received his B.S. in Accounting from Gymea College, Sydney, Australia.

Ray J. Groves has been a Director of Boston Scientific since 1999 and is Senior Advisor of Marsh Inc., a subsidiary of Marsh & McLennan Companies, Inc. Previously, he served as Chairman and Chief Executive Officer of Marsh Inc. and prior to that served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the boards of directors of Electronic Data Systems Corporation and The Gillette Company. Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the board of directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the board of directors of The Ohio State University Foundation and a member of the Dean’s Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School of the University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is a managing director of the Metropolitan Opera Association. Mr. Groves received a B.S. degree from The Ohio State University.

Paul A. LaViolette joined Boston Scientific in January 1994 and is our Chief Operating Officer. Previously, Mr. LaViolette was President, Boston Scientific International, and Vice President-International from January 1994 to February 1995. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President-Nonvascular Businesses. In October 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Company’s Scimed, EPT and Target businesses as Senior Vice President and Group President, Cardiovascular. In March 2001, he also assumed the position of President, Scimed. Prior to joining us, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

Robert G. MacLean joined Boston Scientific in April 1996 and is our Executive Vice President, Human Resources. Prior to joining us, he was Vice President-Worldwide Human Resources for National Semiconductor Corporation in Santa Clara, California from October 1992 to March 1996. Mr. MacLean has held various human resources management positions in the U.S. and Europe during his career. Prior to his business endeavors, he was an Economics Professor at the University of the Pacific. Mr. MacLean received his B.A. and M.A. degrees and completed his doctoral studies in economics from Stanford University.

Ernest Mario has been a Director of Boston Scientific since October 2001 and is currently the Chairman and Chief Executive Officer of Reliant Pharmaceuticals, Inc. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company, from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the boards of directors of Maxygen, Inc., Pharmaceutical Product Development, Inc. and IntraBiotics, Inc. He is also a Trustee of Duke University and Chairman of the Board of the Duke University Health System. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

Stephen F. Moreci has been our Senior Vice President and Group President, Endosurgery and a member of our Executive Committee since December 2000. Mr. Moreci joined Boston Scientific in 1989 as Vice President and General Manager for our Cardiac Assist business. In 1991, he was appointed Vice President and General Manager for our Endoscopy business. In 1994, Mr. Moreci was promoted to Group Vice President for our Urology and Gynecology businesses. In 1997, he assumed the role of President of our Endoscopy business. In 1999, he was named President of our Vascular business, which included peripheral interventions, vascular surgery and oncology. Prior to joining us, Mr. Moreci had a 13-year career in medical devices, including nine years with Johnson & Johnson and four years with DermaCare. Mr. Moreci received a B.S. degree from Pennsylvania State University.

N.J. Nicholas, Jr. has been a Director of Boston Scientific since October 1994 and is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. Mr. Nicholas is a director of Xerox Corporation and Time Warner Cable, Inc. He has served as a director of Turner Broadcasting and a member of the President’s Advisory Committee for Trade Policy and Negotiations and the President’s Commission on Environmental Quality. Mr. Nicholas is the Chairman of the Board and a Trustee of Environmental Defense and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Peter M. Nicholas, Chairman of the Board.

Peter M. Nicholas, a co-founder of Boston Scientific, has been Chairman of the Board since 1995. He has been a Director since 1979 and served as our Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining us, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Chairman of the Board of Trustees of Duke University and a member of the Board’s Executive Committee. Mr. Nicholas is also a Fellow of the American Academy of Arts and Sciences and a member of the Trust for that organization. He has also served on several for profit and not-for-profit boards. Mr. Nicholas is also a member of the Massachusetts Business Roundtable, Massachusetts Business High Technology Council, CEOs for Fundamental Change in Education and the Boys and Girls Club of Boston. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1966. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., one of our directors.

Dennis A. Ocwieja was appointed to our Executive Committee in February 2003 and, at the time of his retirement in January 2005, was our Senior Vice President, Regulatory Affairs and Quality. Mr. Ocwieja joined us in February 2000 as Vice President of Corporate Quality. In February 2002, his role was expanded to Vice President, Corporate Quality and Regulatory Affairs. From 1995 until 2000, Mr. Ocwieja was an independent consultant to several Fortune 100 companies in the medical product industry. He also served as Vice President, Quality and Regulatory Affairs for the Clintec Nutrition Company from 1993 until 1995 and Vice President, Quality and Regulatory Affairs for Arjo-Century from 1992 through 1993. From 1968 until 1992, Mr. Ocwieja held a variety of positions at Baxter Healthcare in Product Development, Product Service, Corporate Documentation and Quality/Regulatory. Mr. Ocwieja received a Bachelor of Science in Biology from Roosevelt University. Mr. Ocwieja retired from Boston Scientific in January 2005.

John E. Pepper has been a Director of Boston Scientific since 2003 and he previously served as a director of Boston Scientific from November 1999 to May 2001. Mr. Pepper is Vice President for Finance and Administration of Yale University. Previously, he served as Chairman of the executive committee of the board of directors of The Procter & Gamble Company until December 2003. Since 1963, he has served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 to 1995 and director since 1984. Mr. Pepper is a member of the boards of directors of Xerox Corporation and Motorola Inc., serves on the board of directors and is Honorary Co-Chair of the National Underground Railroad Freedom Center, and is a member of the Executive Committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from The Ohio State University, Xavier University, Mount St. Joseph College and St. Petersburg University (Russia).

Kenneth J. Pucel was appointed to our Executive Committee in December 2004 and is our Senior Vice President, Operations. Prior to becoming our Senior Vice President, Operations, Mr. Pucel was our Vice President and General Manager, Operations from June 2001 to September 2002 and our Vice President of Operations from May 1997 to June 2001 and before that he held various positions in the Company’s Cardiovascular Group, including Manufacturing Engineer, Process Development Engineer, Operations Manager and Production Manager. Mr. Pucel received a Bachelor of Science in Mechanical Engineering with a focus on Biomedical Engineering from the University of Minnesota.

Lucia L. Quinn has been our Senior Vice President and Assistant to the President since January 2005 and was appointed to the Executive Committee in March 2005. Prior to joining us, Ms. Quinn was the Senior Vice President, Advanced Diagnostics and Business Development for Quest

Diagnostics from 2001 to 2004. In this role, Ms. Quinn was responsible for developing multiple multi-million dollar businesses, including evaluating and developing strategic and operational direction. Prior to this, Ms. Quinn was Vice President, Corporate Strategic Marketing for Honeywell International from 1999 to 2001 and before that she held various positions with Digital Equipment Corporation from 1989 to 1998, including Corporate Vice President, Worldwide Brand Strategy & Management. She is also on the board of directors of QMed, Inc. Ms. Quinn received her B.A. in Management from Simmons College.

Uwe E. Reinhardt has been a Director of Boston Scientific since 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and serves as a Trustee of Duke University and the Duke University Health System, H&Q Healthcare Investors and H&Q Life Sciences Investors. He is also the Commissioner of the Kaiser Family Foundation Commission on Medicaid and the Uninsured and a member of the boards of directors of Amerigroup Corporation and Triad Hospital, Inc. Dr. Reinhardt is also a member of the Institute of Medicine of the National Academy of Sciences and U.S. Department of Health and Human Services. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in economics from Yale University.

Senator Warren B. Rudman has been a Director of Boston Scientific since October 1999. Senator Rudman has been Of Counsel to the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison LLP since January 2003. Previously, he was a partner of the firm since 1992. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. He serves on the boards of directors of Allied Waste Industries, Inc., Collins & Aikman Corporation, Raytheon Corporation and several funds managed by the Dreyfus Corporation. He is the founding co-chairman of the Concord Coalition and also serves on the board of directors of the Council on Foreign Relations. Senator Rudman received a B.S. from Syracuse University and an LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

Mary E. Russell was appointed to our Executive Committee in December 2004 and is our Chief Medical Officer and Senior Vice President, Clinical and Regulatory. Previously, Dr. Russell was our Senior Vice President and Chief Medical Officer of Cardiovascular Clinical Sciences from April 2004 to December 2004. From July 2001 until April 2004, Dr. Russell was our Vice President, Clinical Affairs, International and from August 2000 to July 2001, she was our Vice President, Cardiovascular Clinical Affairs. Prior to joining us, Dr. Russell was Medical Director and CV consultant at Parexel International and before that she held faculty positions at Harvard School of Public Health, Harvard Medical School and hospital appointments at Brigham and Women’s Hospital and Massachusetts General Hospital. Dr. Russell received her M.D. from Chicago Medical School.

Paul W. Sandman joined Boston Scientific in May 1993 and since December 2004, has been our Executive Vice President, Secretary and General Counsel. Previously, Mr. Sandman served as our Senior Vice President, Secretary and General Counsel. From March 1992 through April 1993, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc., where he was responsible for legal affairs. From 1984 to 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College and his J.D. from Harvard Law School.

James H. Taylor, Jr. joined Boston Scientific in August 1999 and is our Executive Vice President of Corporate Operations. Prior to joining us, Mr. Taylor served as Vice President of Global Technology at Nestle Clinical Nutrition from 1995 to 1997. Prior to joining Nestle, he completed a 30 year career at Baxter International, where he held a broad range of positions in operations management, including from 1992 to 1995, the position of Corporate Vice President of Manufacturing Operations and Strategy. Mr. Taylor received his B.A. degree from the University of North Carolina.

James R. Tobin is our President and Chief Executive Officer and also serves as a Director. Prior to joining us in March 1999, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter’s I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the boards of directors of Curis, Inc. and Applera Corporation. Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

The other information required by this Item and set forth in our 2005 Proxy Statement to be filed with the SEC on or about April 4, 2005 is incorporated into this Form 10-K by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item and set forth in our 2005 Proxy Statement to be filed with the SEC on or about April 4, 2005 is incorporated into this Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and set forth in our 2005 Proxy Statement to be filed with the SEC on or about April 4, 2005 is incorporated into this Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item and set forth in our 2005 Proxy Statement to be filed with the SEC on or about April 4, 2005 is incorporated into this Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item and set forth in our 2005 Proxy Statement to be filed with the SEC on or about April 4, 2005 is incorporated into this Form 10-K by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

     The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2) Financial Schedules.

The response to this portion of Item 15 (Schedule II) follows the signature page to this report. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted

(a)(3) Exhibits (* documents filed with this report)

EXHIBIT
NO.	TITLE
1.1	Underwriting Agreement - Basic Provisions, dated June 22, 2004 (Exhibit 1.1, Current Report on Form 8-K dated June 22, 2004, File No. 1-11083).

1.2	Terms Agreement dated June 22, 2004, among the Company and J.P. Morgan Securities, Inc., Bank of America Securities Inc. and Deutsche Bank Securities Inc., as representatives of the several underwriters named therein (Exhibit 1.2, Current Report on Form 8-K dated November 14, 2004, File No. 1-11083).

1.3	Underwriting Agreement, dated November 15, 2004, as supplemented by the Terms Agreement, dated November 15, 2004, among the Company, Merrill, Lynch, Pierce, Fenner & Smith Incorporated, UBS Securities LLC and Wachovia Capital Markets LLC (Exhibit 1.1, Current Report on Form 8-K dated November 14, 2004, File No. 1-11083).

3.1	Second Restated Certificate of Incorporation of the Company, as amended (Exhibit 3.1, Annual Report on Form 10-K for the year ended December 31, 1993, Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 1994, Exhibit 3.3, Annual Report on Form 10-K for the year ended December 31, 1998, and Exhibit 3.4, Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-11083).

3.2	Restated By-laws of the Company (Exhibit 3.2, Registration No. 33-46980).

EXHIBIT
NO.	TITLE
4.1	Specimen Certificate for shares of the Company’s Common Stock (Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1, and 3.2.

4.3	Form of Debt Securities Indenture (Exhibit 4.4, Registration Statement on Form S-3 of the Company, BSC Capital Trust, BSC Capital Trust II and BSC Capital Trust III, Registration No. 333-64887).

4.4	Form of First Supplemental Indenture dated as of December 6, 2001 (Exhibit 4.4, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-110830).

4.5	Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.6	Indenture dated as of November 15, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee (Exhibit 4.1, Current Report on Form 8-K dated November 15, 2004, File No. 1-11083).

4.7	6.625% Promissory Notes due March 15, 2005 issued by the Company in the aggregate principal amount of $500 million, each dated as of March 10, 1998 (Exhibit Nos. 4.1, 4.2 and 4.3 to the Company’s Current Report on Form 8-K dated March 30, 1998, File No. 1-11083).

4.8	5.45% Note due June 15, 2014 in the aggregate principal amount of $500,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.9	5.45% Note due June 15, 2014 in the aggregate principal amount of $100,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.10	Form of Global Security for the 5.125% Notes due 2017 (Exhibit 4.3, Current Report on Form 8-K dated November 15, 2004, File No. 1-11083).

4.11	Form of Global Security for the 4.250% Notes due 2011 (Exhibit 4.2, Current Report on Form 8-K dated November 14, 2004, File No. 1-11083).

10.1	Form of $1,500,000,000 Multi-Year Revolving Credit Agreement dated as of May 14, 2004, as amended (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and Exhibit 10.1, Current Report on Form 8-K dated November 11, 2004, File No. 1-11083).

10.2	Form of $500,000,000 364-Day Revolving Credit Agreement dated as of May 14, 2004 (Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and Exhibit 10.2, Current Report on Form 8-K dated November 11, 2004, File No. 1-11083).

10.3	Form of Credit and Security Agreement dated as of August 16, 2002 among Boston Scientific Funding Corporation, the Company, Blue Ridge Asset Funding Corporation, Victory Receivables Corporation The Bank of Tokyo-Mitsubishi Ltd., New York Branch and Wachovia Bank, N.A., as amended (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, File No. 1-11083).

10.4	Form of Receivables Sale Agreement dated as of August 16, 2002 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding Corporation, as the Buyer (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-11083).

10.5	License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.6	Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

EXHIBIT
NO.	TITLE
10.7	Letter Agreement, dated June 22, 1992, between the Company and Lawrence C. Best (Exhibit 10.11, Annual Report on Form 10-K for the year ended December 31, 1993, File No. 1-11083).

10.8	Letter Agreement dated March 17, 1999, between the Company and James R. Tobin (Exhibit 10.34, Annual Report on Form 10-K for the year ended December 31, 1998, File No. 1-11083).

10.9	Agreement and General Release of All Claims between Boston Scientific Corporation and Dennis A. Ocwieja effective December 22, 2004 (Exhibit 10.2, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.10	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

10.11	Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

10.12	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.13	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.14	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

10.15	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

10.16	Form of Non-Qualified Stock Option Agreement (Non-employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

10.17	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

10.18	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

*10.19	Form of Performance Incentive Plan.

10.20	Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and amended (Exhibit 10, 12, Annual Report on Form 10-K for the year ended December 31,2002, Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2003 and Exhibit 10.1, Current Report on Form 8-K with respect to an event dated September 24, 2004, File No. 1-11083).

10.21	Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.21, Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.22, Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.14, Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-11083).

10.22	Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 11083).

10.23	Boston Scientific Corporation 1992 Non-Employee Directors’ Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.24	Boston Scientific Corporation 2003 Long-Term Incentive Plan, as amended (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 2003 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.25	Boston Scientific Corporation 2000 Long Term Incentive Plan, as amended (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.26	Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.26	Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.27	SCIMED Life Systems, Inc. 1991 Directors Stock Option Plan, as amended (Exhibit 4.2, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED’s Proxy Statement dated June 8, 1994 for its 1994 Annual Meeting of Shareholders, Commission File No. 0-9301 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.28	SCIMED Life Systems, Inc. 1992 Stock Option Plan, as amended (Exhibit 4.1, Registration No. 33-89772 which was incorporated by reference to Exhibit A to SCIMED’s Proxy Statement dated May 26, 1992 for its 1992 Annual Meeting of Shareholders, Commission File No. 0-9301 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.29	EP Technologies, Inc. 1993 Stock Option/Stock Issuance Plan, as amended (Exhibit 4.5, Registration No. 33-80265 which was incorporated by reference to EPT’s Registration Statement on Form S-8, Registration No. 33-93196 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.30	Target Therapeutics, Inc. 1988 Stock Option Plan, as amended (Exhibit 10.2, Quarterly Report of Target Therapeutics, Inc. on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19801 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

EXHIBIT
NO.	TITLE
10.31	Target Therapeutics, Inc. 1988 Stock Option Plan, as amended (Exhibit 10.3 Quarterly Report of Target Therapeutics, Inc. on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19801 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.32	Embolic Protection Incorporated 1999 Stock Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.33	Quanam Medical Corporation 1996 Equity Incentive Plan, as amended (Exhibit 10.2, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.34	Quanam Medical Corporation 1996 Stock Plan, as amended (Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.35	RadioTherapeutics Corporation 1994 Stock Incentive Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

11	Statement regarding computation of per share earnings (included in Note N to the Company’s 2004 consolidated financial statements for the year ended December 31, 2004 included in Item 8).

*12	Statement regarding computation of ratios of earnings to fixed charges.

*14	Code of Conduct

*21	List of the Company’s subsidiaries as of March 1, 2005.

*23	Consent of Independent Auditors, Ernst & Young, LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 15, 2005	BOSTON SCIENTIFIC CORPORATION

By: /s/ Lawrence C. Best
Lawrence C. Best
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: March 15, 2005	/s/ John E. Abele

John E. Abele
Director, Founder

Dated: March 15, 2005	/s/ Lawrence C. Best

Lawrence C. Best
Executive Vice President, Finance and
Administration and Chief
Financial Officer (Principal Financial
and Accounting Officer)

Dated: March 15, 2005	/s/ Ursula M. Burns

Ursula M. Burns
Director

Dated: March 15, 2005	/s/ Joel L. Fleishman

Joel L. Fleishman
Director

Dated: March 15, 2005	/s/ Marye Anne Fox

Marye Anne Fox
Director

Dated: March 15, 2005	/s/ Ray J. Groves

Ray J. Groves
Director

Dated: March 15, 2005	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph.D.
Director

Dated: March 15, 2005	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: March 15, 2005	/s/ Peter M. Nicholas

Peter M. Nicholas
Director, Chairman of the Board

Dated: March 15, 2005	/s/ John E. Pepper

John E. Pepper
Director

Dated: March 15, 2005	/s/ Uwe E. Reinhardt, Ph.D.

Uwe E. Reinhardt, Ph.D.
Director

Dated: March 15, 2005	/s/ Warren B. Rudman

Warren B. Rudman
Director

Dated: March 15, 2005	/s/ James R. Tobin

James R. Tobin
Director, President and
Chief Executive Officer
(Principal Executive Officer)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

					CHARGES TO
	BALANCE	CHARGES			(DEDUCTIONS		BALANCE
	AT	TO			FROM)		AT
	BEGINNING	COSTS AND			OTHER		END OF
DESCRIPTION	OF PERIOD	EXPENSES	DEDUCTIONS		ACCOUNTS		PERIOD
	(in millions)
YEAR ENDED DECEMBER 31, 2004
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible amounts and sales returns and allowances	$61	14	4		9		$80
YEAR ENDED DECEMBER 31, 2003
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible amounts and sales returns and allowances	$58	6	5	(a)	2	(b)	$61
YEAR ENDED DECEMBER 31, 2002
Reserves and allowances deducted from asset accounts:
Allowances for uncollectible amounts and sales returns and allowances	$62	3	6	(a)	(1	)(b)	$58

(a) Uncollectible accounts written off.

(b)	Charges for sales returns and allowances, net of actual sales returns