Form 10-Q
period 2005-03-31
BOSTON SCIENTIFIC CORP
filed 2005-05-09
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: March 31, 2005

Commission file number: 1-11083

______________

BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

______________

DELAWARE	04-2695240
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

One Boston Scientific Place, Natick, Massachusetts	01760-1537
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (508) 650-8000

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Shares Outstanding
Class	as of March 31, 2005
Common Stock, $.01 Par Value	833,148,676

Exhibit Index on Page 37

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Boston Scientific Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,

in millions, except per share data	2005	2004

Net sales	$1,615	$1,082
Cost of products sold	344	292

Gross profit	1,271	790

Selling, general and administrative expenses	431	348
Research and development expenses	159	134
Royalty expense	64	22
Amortization expense	31	22
Purchased research and development	73

	758	526

Operating income	513	264
Other income (expense)
Interest expense	(23)	(11)
Other, net	4	2

Income before income taxes	494	255
Income taxes	136	61

Net income	$358	$194

Net income per common share - basic	$0.43	$0.23

Net income per common share - assuming dilution	$0.42	$0.23

See notes to the unaudited condensed consolidated financial statements.

Boston Scientific Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
in millions, except share data	2005	2004

ASSETS
Current assets
Cash and cash equivalents	$827	$1,296
Marketable securities	129	344
Trade accounts receivable, net	953	900
Inventories	387	360
Other current assets	461	389

Total current assets	2,757	3,289

Property, plant and equipment	1,718	1,645
Less: accumulated depreciation	(794)	(775)

	924	870
Intangible assets, net	3,373	3,340
Other assets	765	671

	$7,819	$8,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Borrowings due within one year	$430	$1,228
Other current liabilities	1,354	1,377

Total current liabilities	1,784	2,605

Long-term debt	1,115	1,139
Other long-term liabilities	530	401

Commitments and contingencies

Stockholders’ equity	4,390	4,025

	$7,819	$8,170

See notes to the unaudited condensed consolidated financial statements.

Boston Scientific Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,

in millions	2005	2004

Cash provided by operating activities	$441	$42

Investing activities
Net purchases of property, plant and equipment	(99)	(82)
Net proceeds from maturities of marketable securities	215	4
Payments related to prior year acquisitions	(20)	(68)
Net payments for investments in companies and acquisitions
of certain technologies	(18)	(1)

Cash provided by (used for) investing activities	78	(147)

Financing activities
Net payments on commercial paper borrowings	(280)	(57)
Net (payments on) proceeds from revolving borrowings,
notes payable, capital leases and long-term borrowings	(500)	8
Purchases of common stock for treasury	(237)
Proceeds from issuances of shares of common stock	32	98

Cash (used for) provided by financing activities	(985)	49
Effect of foreign exchange rates on cash	(3)

Net decrease in cash and cash equivalents	(469)	(56)
Cash and cash equivalents at beginning of period	1,296	671

Cash and cash equivalents at end of period	$827	$615

See notes to the unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific’s Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year’s amounts have been reclassified to conform to the current year presentation.

Note B - Stock Compensation Arrangements

On December 16, 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R), which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of Statement No. 123(R) is January 1, 2006. The Company is currently evaluating which method it will use to adopt the requirements of Statement No. 123(R).

As permitted by Statement No. 123, the Company is currently accounting for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will impact the Company’s statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and the method used to value such awards. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net income and net income per share would have been reported as the following pro forma amounts:

	Three Months Ended
	March 31,

in millions, except per share data	2005		2004

Net income, as reported	$358		$194

Add: stock-based employee compensation expense
included in net income, net of related tax
effects		3

Less: total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax
effects	(17)		(15)

Pro forma net income	$344		$179

Net income per common share

Basic
Reported	$0.43		$0.23
Pro forma	$0.42		$0.22

Assuming dilution
Reported	$0.42		$0.23
Pro forma	$0.41		$0.21

Note C - Comprehensive Income

The following table provides a summary of the Company’s comprehensive income:

	Three Months Ended
	March 31,

in millions	2005	2004

Net income	$358	$194
Foreign currency translation adjustment	(13)	(19)
Net change in equity investments	48	(6)
Net change in derivative financial instruments	39	2

Comprehensive income	$432	$171

Note D - Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,

in millions, except per share data	2005	2004

Basic
Net income	$358	$194
Weighted average shares outstanding	835.9	831.2
Net income per common share	$0.43	$0.23

Assuming dilution
Net income	$358	$194
Weighted average shares outstanding	835.9	831.2
Net effect of common stock equivalents	14.3	24.0

Total	850.2	855.2
Net income per common share	$0.42	$0.23

Potential common shares of 11 million were excluded from the computation of earnings per share, assuming dilution, for the first quarter of 2005 because the exercise prices of these potential common shares were greater than the average market price of the Company’s common shares during the quarter.

Note E - Business Combinations

2005 Acquisitions

In March 2005, the Company acquired 100 percent of the fully diluted equity of Advanced Stent Technologies, Inc. (AST) for approximately 3.6 million shares of its own common stock, which was valued at approximately $120 million on the date of acquisition. The Company may also make earn-out payments in the future that are contingent upon AST achieving certain regulatory and performance milestones. AST is a developer of stents and delivery systems that are designed to address coronary artery disease in bifurcated vessels. The acquisition was intended to provide the Company with an expanded stent technology and intellectual property portfolio.

In conjunction with the acquisition of AST, the Company recorded approximately $73 million of purchased research and development. The in-process project that the Company acquired in connection with its acquisition of AST was the Petal™ bifurcation stent, which represented 100 percent of the purchased research and development in the first quarter of 2005. The Petal bifurcation stent is designed to expand into the side vessel when a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. The Company estimates the cost to complete the Petal bifurcation stent to be between $100 million and $125 million. As of the date the Company acquired AST, it expected the products to be commercially available on a worldwide basis within 6 years in a drug-eluting configuration.

The condensed consolidated financial statements include AST’s operating results from the date of acquisition. Pro forma information is not presented, as AST’s results of operations prior to the date of acquisition are not material to the Company. The aggregate purchase price for AST has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including purchased research and development, based on detailed valuations that used information and assumptions provided by management. The Company valued the in-process project by using a risk-adjusted discount rate of 27 percent.

Contingent Consideration

Certain of the Company’s business combinations involve the payment of contingent consideration. Certain earn-out payments are determined based on the acquired company’s revenue during the earn-out period and, consequently, the Company cannot currently determine the total payments. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At March 31, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $3.4 billion, some of which may be payable in the Company’s common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion.

Note F - Inventories

The components of inventory consist of the following:

in millions	March 31, 2005	December 31, 2004
Finished goods	$249	$238
Work-in-process	71	65
Raw materials	67	57
	$387	$360

Note G - Borrowings and Credit Arrangements

During the first quarter of 2005, the Company repaid $780 million of outstanding borrowings, including its $500 million 6.625 percent senior notes that matured in March 2005 and $280 million in commercial paper that was outstanding at December 31, 2004.

At March 31, 2005, the Company’s credit facilities totaled approximately $2,185 million and consisted of a $541 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; a $1,624 million credit facility that terminates in May 2009; and a $20 million uncommitted credit facility that terminates in June 2005. The Company is currently in the process of replacing its 364-day credit facility with a new five-year $500 million credit facility that terminates in May 2010 and that contains an option to increase the credit facility size by an additional $500 million in the future. The Company is also in the process of reducing its $1,624 million credit facility to $1,500 million. Use of these borrowings is unrestricted and the borrowings are unsecured.

In addition, the Company decreased its credit and security facility that is secured by its U.S. trade receivables from $400 million to $100 million effective April 30, 2005.

Note H - Commitments and Contingencies

The Company is involved in various legal proceedings, including patent infringement and product liability suits, from time to time in the normal course of business. In management’s opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Except as disclosed below there have been no material developments with regard to any matters of litigation disclosed in the Company’s Form 10-K for the year ended December 31, 2004.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On October 14, 2003, Cordis filed a motion to revise and vacate the Court’s decision to grant the Company a new trial and asked the Court to enter judgment against the Company. On February 17, 2004, Cordis’ motion was denied. A trial was held on March 17, 2005 and on March 24, 2005, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later hearing. The Company, however, intends to appeal an adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. As such, the Company has not accrued for any losses associated with this case.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the lower court. The lower court has asked the Dutch Patent Office for advice. A hearing in the Dutch Patent Office was held on April 26, 2005.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company’s Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. The Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Cordis appealed the denial of its motion and a hearing was held on April 5, 2004. On May 28, 2004, the Court of Appeals affirmed the denial of the preliminary injunction. On August 4, 2004, the Court granted a Cordis motion to add the Company’s Liberté™ coronary stent and two additional patents to the complaint. The trial is currently scheduled to begin June 13, 2005.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher® drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher drug-eluting stent in the United States. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the District Court of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Following the announcement on February 23, 2004 by Guidant Corporation (Guidant) of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. In March 2005, the Company filed a stipulated dismissal as to three of the patents. The trial on the first remaining patent against Johnson & Johnson and Cordis is scheduled to begin on June 13, 2005. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant is scheduled for October 2005.

On May 12, 2004, the Company (through its subsidiary Schneider Europe GmbH) filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx

Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3 balloon and U-Pass balloon infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking cross-border, injunctive and monetary relief. A hearing was held on April 1, 2005 and a decision is expected on June 1, 2005.

On September 27, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a European patent owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and a decision is expected on June 3, 2005.

On October 15, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a German utility model owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and a decision is expected on June 3, 2005.

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

Litigation with Medtronic, Inc.

On August 13, 1998, Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the NIR® stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005.

On January 15, 2004, Medtronic Vascular, Inc. (Medtronic Vascular), a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company’s Express® coronary stent and Express2 coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005.

Litigation Relating to Advanced Neuromodulation Systems, Inc.

On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also includes allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On June 25, 2004, Advanced Bionics filed a motion to dismiss and a request for transfer of venue to California. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, Advanced Bionics’ motion to dismiss and transfer was denied, but the Court granted a stay, in part, with respect to moving the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim seeks monetary and injunctive relief. A patent claim interpretation hearing was held on April 15, 2005. Trial on the patent claims is expected to begin in January 2006.

Litigation with Medinol Ltd.

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company’s Express stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company’s right to distribute Medinol stents and to gain access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, seeking monetary and injunctive relief. During the last quarter of 2001, the Court dismissed several of the individuals from the case. Summary judgment hearings were held in November and December 2003. On December 2, 2004, the Court granted summary judgment in part and denied summary judgment in part, dismissing the remaining individuals and dismissing all of the jury claims. Trial is expected to begin on June 27, 2005.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH, a German subsidiary of the Company, alleging that the Company’s Express stent infringes four German patents and three utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. On June 24, 2003, the German Court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. Medinol appealed the finding of noninfringement on two of its patents and the Company appealed the finding of infringement of the utility model. In 2004, the Court of Appeals stayed the injunction of the Express stent pending the outcome of the appeal of the utility model. On March 31, 2004, the European Patent Office declared the infringed patent invalid. A hearing on the appeal was held in January 2005, and on February 24, 2005, the Court found the Company did not infringe two of the Medinol patents. The appeal as to the infringed utility model has been stayed pending the outcome of a related cancellation proceeding. The Court stayed its decision on the fourth patent pending the decision of an opposition hearing in the European Patent Office. On May 3, 2005, the European Patent Office declared the patent invalid. A hearing on the merits regarding the two remaining utility models is scheduled for October 11, 2005. On December 6, 2004, Medinol filed an Extension of Complaint alleging infringement of another German patent and a hearing on the merits has been scheduled for January 31, 2006.

On January 21, 2003, Medinol filed suit against several of the Company’s international subsidiaries in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, the United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company’s Express stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company appealed the finding and filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal and Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court’s injunction and damages order have been dismissed. Medinol appealed the Court’s decision with respect to the remaining three patents seeking an expedited review of the claims by the Court. A hearing was held on March 14, 2005 and a decision is expected in May 2005. On May 3, 2005, the European Patent Office declared one of these patents invalid. On June 9, 2004, Medinol filed a kort geding proceeding against the Company’s same international subsidiaries alleging that the sale of the Express and TAXUS® coronary stent systems infringe one of the patents on appeal from the 2003 suit. The suit was filed in the District Court of The Hague, The Netherlands seeking preliminary injunctive relief. On August 5, 2004, the Court denied Medinol’s request for preliminary injunctive relief. On September 1, 2004, Medinol filed an appeal.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing was held on both appeals on April 14, 2005. The Court has requested an expert to provide more evidence. A hearing has not yet been scheduled.

On April 30, 2004, Medinol filed suit against the Company alleging that the Company’s Express and TAXUS stent systems infringe a utility model owned by Medinol. The suit was filed in Dusseldorf, Germany. A hearing originally schedule for April 21, 2005 was cancelled and proceedings have been stayed pending the outcome of a related invalidity action.

Other Patent Litigation

On March 29, 2005, the Company and Boston Scientific Scimed, Inc. filed suit against EV3, Inc. (EV3) for patent infringement, alleging that EV3’s SpideRX™ embolic protection device infringes four U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief.

On November 4, 2004, Applied Hydrogel Technology (AHT) and Dr. Lih-Bin Shih filed a complaint against Medluminal Systems, Inc. (Medluminal), InterWest Partners, the Company and three individuals alleging that certain of Medluminal’s products infringe a patent owned by AHT. The complaint also includes claims of misappropriation of trade secrets and conversion against the Company and certain of the other defendants. The suit was filed in the U.S. District Court for the Southern District of California seeking monetary and injunctive relief. On February 15, 2005, the case was stayed pending arbitration proceedings.

On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. (Angiotech) filed suit against Conor Medical System, Inc. (Conor) in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing on the merits is scheduled for December 9, 2005.

On April 14, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. (Sahajanand) in The Hague, Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing is scheduled for March 10, 2006.

Department of Justice Investigation

In October 1998, the Company recalled its NIR ON® Ranger™ with Sox™ coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice has been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger™ with Sox™ stent delivery system; aspects of the Company’s relationship with Medinol, the vendor of the stent; and related events. The Company has been advised that it is a target of the federal grand jury investigation, but that no final decision has been made as to whether any potential charges would be brought. Two senior officials had also been advised that they were targets of the investigation, but counsel for the individuals have reported to the Company the receipt of letters from the government declining prosecution. Although the Company has contested certain procedural matters related to the conduct of the investigation, the Company has agreed to extend the applicable statute of limitations, which may result in the investigation continuing into mid-2005 or beyond. There can be no assurance that the investigation will result in an outcome favorable to the Company, that charges would not be brought, or that the Company would not agree to a further extension of the statute. The Company believes that it acted responsibly and appropriately.

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

On April 14, 2005, a purported class action complaint was filed in the New Castle County Court of Chancery for the State of Delaware against Rubicon Medical Corporation (Rubicon), the directors of Rubicon, the Company and Nemo I Acquisition Corp., a wholly-owned subsidiary of the Company, generally alleging breach of fiduciary duties and seeking to enjoin the Company’s proposed acquisition of Rubicon’s publicly owned shares.

Note I - Segment Reporting

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company’s reportable segments generates revenue from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2004 has been restated based on the Company’s standard foreign exchange rates used for 2005. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

in millions	United States	Europe	Japan	Inter-Continental	Total
Three months ended March 31, 2005
Net sales	$1,005	$280	$144	$ 150	$1,579
Operating income	511	150	79	69	809

Three months ended March 31, 2004
Net sales	$ 576	$232	$152	$ 112	$1,072
Operating income	205	121	91	52	469

A reconciliation of the totals reported for the reportable segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended
	March 31,

in millions	2005	2004

Net Sales
Total net sales allocated to reportable segments	$1,579	$1,072
Foreign exchange	36	10

	$1,615	$1,082

Income before Income Taxes
Total operating income allocated to reportable segments	$809	$469
Manufacturing operations	(110)	(89)
Corporate expenses and foreign exchange	(113)	(116)
Purchased research and development	(73)

	$513	$264
Other expense, net	(19)	(9)

	$494	$255

ITEM 2:           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Financial Summary

Our net sales for the first quarter of 2005 increased to $1,615 million from $1,082 million for the first quarter of 2004, an increase of 49 percent. Excluding the favorable impact of $26 million of foreign currency fluctuations, our net sales increased 47 percent. Our reported net income for the first quarter of 2005 was $358 million, or $0.42 per diluted share, as compared to $194 million, or $0.23 per diluted share, for the first quarter of 2004. Our reported results for the first quarter of 2005 included a net after-tax charge of $73 million, or $0.09 per diluted share, which consisted of purchased research and development associated with our recent acquisition of Advanced Stent Technologies, Inc. (AST).

Net Sales

The following table provides our net sales by region and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	March 31,
			As Reported	Constant
in millions	2005	2004	Currency Basis	Currency Basis

United States	$1,005	$576	74%	74%

Europe	$299	$235	27%	21%
Japan	151	155	(3%)	(5%)
Inter-Continental	160	116	38%	32%

International	$610	$506	21%	16%

Worldwide	$1,615	$1,082	49%	47%

The following table provides our net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	March 31,
			As Reported	Constant
in millions	2005	2004	Currency Basis	Currency Basis

Cardiovascular	$1,192	$723	65%	63%
Electrophysiology	32	32	0%	(2%)
Neurovascular	69	64	8%	4%

Cardiovascular	$1,293	$819	58%	56%

Oncology	$50	$46	9%	7%
Endoscopy	167	158	6%	4%
Urology	72	59	22%	19%

Endosurgery	$289	$263	10%	8%

Neuromodulation	$33

Worldwide	$1,615	$1,082	49%	47%

Our U.S. net sales increased by $429 million, or 74 percent, during the first quarter of 2005 as compared to the first quarter of 2004. The increase related primarily to $494 million in sales of our TAXUS® stent system for the first quarter of 2005 as compared to $98 million for the first quarter of 2004. We launched our TAXUS stent system in the U.S. late in the first quarter of 2004. As of March 31, 2005, we estimate that physicians in the

 U.S. have converted approximately 86 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to 70 percent at the end of the first quarter of 2004. The remainder of the increase in our U.S. net sales related primarily to sales from our Neuromodulation division. We established this division following our June 2004 acquisition of Advanced Bionics Corporation (Advanced Bionics). In the coming quarters, we expect our recent dramatic growth to return to more moderate levels, following a full year of TAXUS stent system sales in the U.S.

Our international revenues increased by $104 million, or 21 percent, for the first quarter of 2005 as compared to the first quarter of 2004. The increase related primarily to $192 million in sales of the TAXUS stent system in our Europe and Inter-Continental markets for the first quarter of 2005 as compared to $118 million for the first quarter of 2004. As of March 31, 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 40 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 30 percent at the end of the first quarter of 2004. In our Europe and Inter-Continental markets, conversion rates have been more gradual than in the U.S. primarily due to the timing of local reimbursement and funding levels.

The increase in international revenues was slightly reduced by the decline in Japan net sales. We have experienced declining coronary stent sales in Japan since a competitor launched its drug-eluting stent in this market late in the second quarter of 2004. Due to the timing of regulatory approval for our TAXUS stent system and government-mandated pricing reductions, we do not expect significant growth in our Japan business until we launch our drug-eluting stent in Japan, which we expect to occur either late in 2006 or early in 2007.

Our worldwide coronary stent revenue increased by $437 million, or 154 percent, to $721 million for the first quarter of 2005 as compared to the first quarter of 2004. The increase related primarily to $686 million in sales of our TAXUS stent system for the first quarter of 2005, representing an increase of $470 million. Declines in our bare-metal stent revenue by $33 million to $35 million for the first quarter of 2005 partially offset this increase as physicians continued to convert the stents they use in interventional procedures from bare-metal stents to drug-eluting stents.

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended March 31,
	2005		2004
in millions	$	% of Net Sales	$	% of Net Sales

Gross profit	1,271	78.7	790	73.0

During the first quarter of 2005, our gross profit, as a percentage of net sales, increased by 5.7 percentage points as compared to the first quarter of 2004. Shifts in our product sales mix toward higher margin products, primarily drug-eluting coronary stent systems in the U.S., increased our gross profit as a percentage of net sales by approximately 6.0 percentage points. Our gross profit during the first quarter of 2004 was unfavorably impacted by 1.3 percentage points due to a $14 million write-down of TAXUS inventory that was primarily the result of shelf-life dating. Our gross profit for the first quarter of 2005 was reduced as a percentage of net sales by 0.9 percentage points for other expenses of approximately $15 million that related primarily to increased investments in our manufacturing capabilities and certain one-time expenses associated with the planned closure of a manufacturing facility in southern California.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2005		2004
in millions	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	431	26.7	348	32.2
Research and development expenses	159	9.8	134	12.4
Royalty expense	64	4.0	22	2.0
Amortization expense	31	1.9	22	2.0

Selling, General and Administrative (SG&A) Expenses

For the first quarter of 2005, our SG&A expenses increased by $83 million, or 24 percent, as compared to the first quarter of 2004. The increase in our SG&A expenses related primarily to approximately $50 million in additional marketing programs, increased headcount and higher compensation expense to support our product franchises; and approximately $7 million in increased expense due to foreign currency fluctuations. In addition, our first quarter 2005 SG&A expenses included $22 million in operating expenses associated with our acquisition of Advanced Bionics. As a percentage of our net sales, SG&A expenses decreased to 26.7 percent for the first quarter of 2005 from 32.2 percent for the first quarter of 2004 due to the significant increase in our net sales during the first quarter of 2005. During 2005, we intend to implement cost containment measures to align SG&A expenses with future revenue levels and reallocate resources to support growth initiatives.

Research and Development Expenses

Our research and development expenses reflect ongoing spending to enhance our clinical and regulatory infrastructure and provide additional funding for research and development on next-generation and novel technology offerings across multiple programs and divisions. For the first quarter of 2005, our research and development expenses increased by $25 million, or 19 percent, as compared to the first quarter of 2004. This increase related primarily to $12 million in research and development expenses attributable to our acquisition of Advanced Bionics. As a percentage of our net sales, research and development expenses decreased to 9.8 percent for the first quarter of 2005 from 12.4 percent for the first quarter in 2004 due to the significant increase in our net sales during the first quarter of 2005.

Royalty Expense

For the first quarter of 2005, our royalty expense increased by $42 million, or 191 percent, as compared to the first quarter of 2004. As a percentage of our net sales, royalty expense increased to 4.0 percent for the first quarter of 2005 from 2.0 percent for the first quarter of 2004. The increase in our royalty expense related to sales growth of royalty-bearing products, primarily sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system increased by $39 million to $50 million for the first quarter of 2005 as compared to the first quarter of 2004.

Amortization Expense

For the first quarter of 2005, our amortization expense increased by $9 million, or 41 percent, as compared to the first quarter of 2004. The increase in our amortization expense related primarily to the amortization of intangible assets from our 2004 acquisitions of Advanced Bionics and Precision Vascular Systems, Inc. (PVS). Amortization expense for these two acquisitions was $7 million for the first quarter of 2005.

Interest Expense

For the first quarter of 2005, our interest expense increased to $23 million as compared to $11 million for the first quarter of 2004. The increase in our interest expense related primarily to an increase in our average debt levels and in average market interest rates.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended
	March 31,
			Percentage Point
	2005	2004	Increase/(Decrease)

Reported tax rate	28%	24%	4%
Impact of certain charges*	(4%)		(4%)

*These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate is attributable to $73 million in purchased research and development relating to our acquisition of AST for the first quarter of 2005, which is not deductible for tax purposes. Management currently estimates that our 2005 effective tax rate, excluding certain charges, will be approximately 24 percent. However, changes in where our products are manufactured or future business acquisitions may positively or negatively impact our effective tax rate.

Purchased Research and Development

In March 2005, we acquired AST, a developer of stents and delivery systems that are designed to address coronary artery disease in bifurcated vessels. In conjunction with the acquisition of AST, we paid approximately $120 million in shares of our common stock plus future consideration that is contingent upon AST achieving certain regulatory and performance milestones and recorded approximately $73 million of purchased research and development. The in-process project acquired in connection with our acquisition of AST was the Petal™ bifurcation stent, which represented 100 percent of our purchased research and development in the first quarter of 2005. The Petal bifurcation stent is designed to expand into the side vessel when a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We valued the in-process project by using a risk-adjusted discount rate of 27 percent. We estimate the cost to complete the Petal bifurcation stent to be between $100 million and $125 million. As of the date we acquired AST, we expected the products to be commercially available on a worldwide basis within 6 years in a drug-eluting configuration.

The research and development projects that we acquired in connection with our prior year business combinations are generally progressing in line with the estimates set forth in our 2004 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Outlook

During the first quarter of 2005, we increased our net sales by 49 percent and our reported net income by 85 percent as compared to the first quarter of 2004. We generated cash flows from operating activities of $441 million. This growth related primarily to sales of our TAXUS stent system that we launched in the U.S. in March 2004. In the coming quarters, we expect our recent dramatic growth to return to more moderate levels, following a full year of TAXUS stent system sales in the U.S. In addition, during 2005, we intend to implement cost containment measures to align expenses with future revenue levels and reallocate resources to support growth initiatives.

We estimate that the worldwide coronary stent market will exceed $5 billion in 2005 and approximate $6 billion in 2006. Drug-eluting stents are estimated to represent approximately 87 percent of the worldwide coronary stent revenue market in 2005 and approximately 90 percent in 2006. Our drug-eluting stent market share in the U.S. during the first quarter of 2005 was approximately 61 percent, which represents a slight decrease from our market share during the fourth quarter of 2004 of approximately 62 percent. Our drug-eluting stent market share in our Europe and Inter-Continental markets for the first quarter of 2005 and for the fourth quarter of 2004 was slightly greater than 50 percent. We have not yet launched our product into the Japan drug-eluting stent market. We expect the Japan market to approximate $500 million in 2005.

Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market.

We believe that we can maintain a leadership position within the drug-eluting stent market for a variety of reasons, including:

• the positive and consistent results of our TAXUS clinical trials;

• the performance benefits of our current technology;

• the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;

• our overall market leadership in interventional medicine and our sizeable interventional cardiology sales force; and

• our significant investments in our sales, clinical, marketing and manufacturing capabilities.

However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

• unexpected variations in clinical results or product performance of our and our competition’s products;

• the timing of new competitive launches;

• the average selling prices of drug-eluting stent systems;

• delayed or limited regulatory approvals and reimbursement policies;

• litigation related to intellectual property;

• continued physician confidence in our technology;

• the average number of stents used per procedure;

• expansion of indications for use;

• the international adoption rate of drug-eluting stent technology; and

• the level of supply of our drug-eluting stent system and competitive stent systems.

Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market as well as unit prices may be adversely impacted as additional significant competitors enter the drug-eluting stent market, which we anticipate during the second quarter of 2005 internationally and as early as the second half of 2006 in the U.S. During the first quarter of 2005, we completed our initial launch of our next-generation drug-eluting stent product, the TAXUS Liberté™ coronary stent system, in certain Inter-Continental markets. We expect to launch our TAXUS Liberté stent system in Europe during the second half of 2005 and in the U.S. during 2006, subject to regulatory approval. In 2004, Johnson & Johnson announced its intention to acquire Guidant Corporation (Guidant). Johnson & Johnson and Guidant are two of our primary competitors in the coronary stent market and this acquisition may create increased volatility and uncertainty within the coronary stent market.

We currently expect to launch our TAXUS stent system in Japan either late in 2006 or early in 2007, subject to regulatory approval. Until we launch our drug-eluting stent in Japan, it is likely that our Japan business will be subject to significant market share and price pressure.

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our competitors, including Johnson & Johnson, Medtronic Inc. and Medinol Ltd. (Medinol). There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See the Legal Matters section within Management’s Discussion and Analysis and Note H to our unaudited condensed consolidated financial statements contained in this Quarterly Report and our 2004 Annual Report filed on Form 10-K for a description of these legal proceedings.

The manufacture of our TAXUS stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand as well as disruptions associated with our TAXUS stent manufacturing process may impact our inventory levels. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges.

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our acquisitions and alliances are intended to expand further our ability to offer our customers effective, quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate these businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development platforms. As we continue to undertake strategic initiatives, it is reasonable to assume that we will acquire additional in-process research and development platforms.

In addition, we have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology. Our inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

We expect to continue to invest aggressively in our drug-eluting stent program to achieve sustained worldwide market leadership positions. Further, we anticipate continuing our increased focus and spending on internal research and development in areas outside of drug-eluting stent technology. We believe our focus will be primarily on endoscopic systems, carotid stenting, vascular sealing, endovascular aortic repair, cardiac rhythm management, bifurcation stenting and neuromodulation. In addition, we will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, may be dilutive to our earnings and may require additional financing, depending on their size and nature.

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

Liquidity and Capital Resources

The following table provides a summary of key performance indicators that we use to assess our liquidity:

	Three Months Ended
	March 31,

in millions	2005	2004

Cash provided by operating activities	$441	$42
Cash provided by (used for) investing activities	78	(147)
Cash (used for) provided by financing activities	(985)	49
EBITDA(*)	$575	$320

[*] The following table represents a reconciliation between EBITDA and net income:

	Three Months Ended
	March 31,

in millions	2005	2004

Net income	$358	$194
Income taxes	136	61
Interest expense	23	11
Interest income	(9)	(1)
Depreciation and amortization	67	55

EBITDA	$575	$320

Management uses EBITDA to assess operating performance and believes it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA for the first quarter of 2005 included a pre-tax charge of $73 million.

Operating Activities

The increase in cash generated by our operating activities related primarily to the increase in EBITDA and changes in cash flow from operating assets and liabilities. The increase in our EBITDA in the first quarter of 2005 as compared to the first quarter of 2004 related primarily to sales of our TAXUS stent system.

Significant cash flow effects from operating assets and liabilities in the first quarter of 2005 included decreases in cash flows of approximately $70 million attributable to trade accounts receivable; $65 million attributable to accounts payable and accrued expenses; and $30 million attributable to inventories. The increase in trade accounts receivable related primarily to our 2005 sales growth. The decrease in accounts payable and accrued expenses related primarily to payments made to employees under our annual incentive program. The increase in inventories related primarily to our accumulation of inventory to fulfill worldwide demand for our TAXUS stent system.

Investing Activities

We made capital expenditures of $99 million during the first quarter of 2005 as compared to $82 million during the first quarter of 2004. We expect to incur capital expenditures of approximately $300 million during the remainder of 2005, which includes additional investments in our facility network both in the U.S. and abroad.

In April 2005, we announced our decision to exercise our exclusive option to acquire the following entities:

•

TriVascular, Inc. (TriVascular) – developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). In conjunction with the acquisition of TriVascular, we paid approximately $65 million in addition to our previous investments, plus future consideration that is contingent upon TriVascular achieving certain performance-related milestones.

•

CryoVascular Systems, Inc. (CryoVascular) – developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries, which we previously distributed. In conjunction with the acquisition of CryoVascular, we paid approximately $50 million in addition to our previous investments, plus future consideration that is contingent upon CryoVascular achieving certain performance-related milestones.

•

Rubicon Medical Corporation (Rubicon) – developer of embolic protection filters for use in interventional cardiovascular procedures, specifically for use in saphenous vein grafts, native coronary arteries and carotid arteries. In conjunction with our acquisition of Rubicon, we will pay approximately $70 million in addition to our previous investments, plus future consideration that is contingent upon Rubicon achieving certain performance-related milestones.

Financing Activities

Our cash flow from financing activities reflects repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs.

Debt

The following table provides a summary at March 31, 2005 and December 31, 2004 of our net debt:

in millions	March 31, 2005	December 31, 2004

Short-term debt	$430	$1,228
Long-term debt	1,115	1,139

Gross debt	$1,545	$2,367
Less: cash, cash equivalents and marketable securities	956	1,640

Net debt	$589	$727

During the first quarter of 2005, we repaid $780 million of outstanding borrowings, including our $500 million 6.625 percent senior notes that matured in March 2005 and $280 million in commercial paper that was outstanding at December 31, 2004. In addition, during the first quarter of 2005, we repatriated approximately $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act from our non-U.S. operations.

At March 31, 2005, our credit facilities totaled approximately $2,185 million and consisted of a $541 million 364-day credit facility that terminates in May 2005 and contains an option to convert into a one-year term loan maturing in May 2006; a $1,624 million credit facility that terminates in May 2009; and a $20 million uncommitted credit facility that terminates in June 2005. We are currently in the process of replacing our 364-day credit facility with a new five-year $500 million credit facility that terminates in May 2010 and that contains an option to increase the credit facility size by an additional $500 million in the future. We are also in the process of reducing our $1,624 million credit facility to $1,500 million. Our use of these borrowings is unrestricted and the borrowings are unsecured.

In addition, we decreased our credit and security facility that is secured by our U.S. trade receivables from $400 million to $100 million effective April 30, 2005.

Equity

During the first quarter of 2005, we repurchased 8 million shares of our common stock at an aggregate cost of $237 million. Between 1993 and 2004, our Board of Directors authorized us to repurchase 120 million shares (on a split-adjusted basis) of our common stock. As of October 2004, there were approximately 23 million shares remaining under these repurchase authorizations. On October 26, 2004, we announced that our Board of Directors authorized us to repurchase an additional 50 million shares of our common stock, which brought our total number of shares that could be repurchased to 73 million. At the end of the first quarter of 2005, 55 million shares of our common stock are remaining under this repurchase authorization. Our repurchase program does not have an expiration date. We will continue to repurchase shares of our common stock throughout the remainder of 2005 based on market conditions. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

During the first quarter of 2005, we received proceeds of $32 million in connection with the issuance of our shares pursuant to our stock option and employee stock purchase plans as compared to $98 million for the first quarter of 2004.

Contractual Obligations and Commitments

Certain of our business combinations involve the payment of contingent consideration. Certain earn-out payments are determined based on the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At March 31, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $3.4 billion, some of which may be payable in our common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion.

Legal Matters

In March 2005, a jury in Delaware found that a single claim of a Johnson & Johnson patent was valid and infringed by the NIR® stent, which was designed and manufactured by Medinol and formerly sold by Boston Scientific. The jury only determined liability; any monetary damages will be determined in a later proceeding. In addition, there are likely to be significant post-verdict motions and hearings, as well as an appeal of the decision. The court has not yet set a post-verdict schedule.

We no longer market or sell the NIR® stent and the jury’s findings will not affect our ability to sell our TAXUS Express2™ stent system or our TAXUS Liberté stent system. Even though it is reasonably possible that we may incur a liability associated with this case, we do not believe that a loss is probable or estimable. As such, we have not accrued for any losses associated with this case.

New Accounting Standard

On December 16, 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R), which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, our effective date for implementation of Statement No. 123(R) is

January 1, 2006. We are currently evaluating which method we will use to adopt the requirements of Statement No. 123(R).

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

•

Our ability to attain moderate growth in revenue, gross profit, earnings and cash flow resulting from the sale of our TAXUS Express[2] drug-eluting stent system in the U.S., to launch our TAXUS stent system in Japan either late in 2006 or early in 2007, and to launch our next-generation drug-eluting stent system, the TAXUS Liberté stent system, in Europe in the second half of 2005 and in the U.S. in 2006;

•

The continued availability of our TAXUS stent system in sufficient quantities and mix, our ability to prevent disruptions to our TAXUS stent system manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world;

•	The impact of new drug-eluting stents on the size of the coronary stent market, distribution of share within the coronary stent market in the U.S. and around the world, and average selling prices;

•	The overall performance of and continued physician confidence in our and other drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by us or our competitors;

•	Continued growth in the rate of physician adoption of drug-eluting stent technology in our Europe and Inter-Continental markets;

•

Our ability to capitalize on the opportunity in the drug-eluting stent market for continued growth in revenue and earnings and to maintain and expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

•

Our ability to take advantage of our position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to take advantage of opportunities that exist in the markets we serve; and

•

Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses relating to our TAXUS stent system and other product franchises and to react effectively to worldwide economic and political conditions.

Research and Development

•

Our ability to successfully complete planned clinical trials, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected revenue growth over the next twelve-months;

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

•	Our ability to access the public debt market and to issue debt or equity securities on terms reasonably acceptable to us; and

•	Our ability to maintain a 24 percent effective tax rate, excluding certain charges, throughout the remainder of 2005 and to recover substantially all of our deferred tax assets.

International Operations

•	Risks associated with international operations including compliance with local legal and regulatory requirements; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our revenues, expenses and resulting margins.

Litigation and Regulatory Compliance

•	The effect of litigation, risk management practices including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of stockholder, patent, product liability, Medinol and other litigation, as well as the ultimate outcome of the U.S. Department of Justice investigation; and

•	Risks associated with regulatory compliance, quality systems standards and complaint-handling.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee.

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

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily foreign currency denominated borrowings) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the notional amount of $3,781 million at March 31, 2005 and $4,171 million at December 31, 2004. The decrease in the notional amount is due to the maturity of hedge contracts. We recorded $38 million of other assets and $45 million of other liabilities to recognize the fair value of these derivative instruments at March 31, 2005 as compared to $70 million of other assets and $129 million of other liabilities recorded at December 31, 2004. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $154 million at March 31, 2005 and by $163 million at December 31, 2004. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $173 million at March 31, 2005 and by $190 million at December 31, 2004. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our earnings and cash flow exposure to interest rate changes on U.S. dollar and Japanese yen denominated debt is partially offset by interest rate changes on U.S. dollar denominated cash investments. We use interest rate derivative instruments to manage our exposure to interest rate movements and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We had interest rate derivative instruments outstanding in the notional amount of $1,100 million at March 31, 2005 and $1,600 million at December 31, 2004. The decrease in the notional amount is due to the maturity of hedge contracts related to our $500 million 6.625 percent senior notes that we repaid upon maturity during March 2005. We recorded $22 million of other assets and $9 million of other liabilities to recognize the fair value of our interest rate derivative instruments at March 31, 2005 as compared to $32 million of other assets and $1 million of other liabilities recorded at December 31, 2004. A one percent increase in global interest rates would decrease the derivative instruments’ fair value by $79 million at March 31, 2005 as compared to $84 million at December 31, 2004. A one percent decrease in global interest rates would increase the derivative instruments’ fair value by $87 million at March 31, 2005 as compared to $92 million at December 31, 2004. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 2:    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of our equity securities that are registered pursuant to Section 12 of the Exchange Act during the first quarter ended March 31, 2005:

			Total # of Shares	Maximum # of Shares
			Purchased as Part of	that May Yet Be
	Total # of Shares	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share (2)	Programs (3)	Programs
1/1/05-1/31/05	0	0	0	62,371,400
2/1/05-2/28/05	0	0	0	62,371,400
3/1/05-3/31/05	7,825,100	$30.22	7,825,100	54,546,300
Total	7,825,100	$30.22	7,825,100	54,546,300

The information regarding securities authorized for issuance under our equity compensation plans required by this Item is included below.

(1)
We purchased all shares on the open market or through privately negotiated transactions to provide shares for general corporate purposes, including issuances pursuant to our equity incentive plans or strategic alliances and acquisitions.

(2)	The average price per share includes commissions of $0.03 per share.

(3)
Between 1993 and 2004, our Board of Directors authorized us to repurchase 119,600,00 shares (on a split-adjusted basis) of our common stock. As of October 2004, there were approximately 22,724,000 shares remaining under this repurchase authorization. On October 26, 2004, we announced that our Board of Directors authorized us to repurchase an additional 50,000,000 shares of our common stock, which brought our total number of shares that could be repurchased to 72,724,000. At the end of the first quarter of 2005, 54,546,300 shares of our common stock are remaining under these repurchase authorizations. Our repurchase program does not have an expiration date.

ITEM 6:	EXHIBITS

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2005.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Chief Financial Officer and Executive Vice President- Finance and Administration