Form 10-Q
period 2005-06-30
BOSTON SCIENTIFIC CORP
filed 2005-08-09
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: June 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of June 30, 2005

Common Stock, $.01 Par Value	820,188,075

Page 1 of 49 Pages
Exhibit Index on Page 48

PART I FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2005	2004	2005	2004

Net sales	$1,617	$1,460	$3,232	$2,542
Cost of products sold	357	363	701	655
Gross profit	1,260	1,097	2,531	1,887

Selling, general and administrative expenses	471	375	902	723
Research and development expenses	166	132	325	266
Royalty expense	58	52	122	74
Amortization expense	36	26	67	48
Purchased research and development	203	64	276	64
	934	649	1,692	1,175
Operating income	326	448	839	712

Other income (expense):
Interest expense	(14)	(14)	(37)	(25)
Other, net	(1)	(2)	3

Income before income taxes	311	432	805	687
Income taxes	106	119	242	180
Net income	$205	$313	$563	$507

Net income per common share - basic	$0.25	$0.37	$0.68	$0.61

Net income per common share - assuming dilution	$0.24	$0.36	$0.67	$0.59

See notes to the unaudited condensed consolidated financial statements.

Boston Scientific Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
(in millions, except share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$698	$1,296
Marketable securities	185	344
Trade accounts receivable, net	976	900
Inventories	410	360
Deferred income taxes	334	241
Other current assets	112	148
Total current assets	2,715	3,289

Property, plant and equipment, net	957	870
Intangible assets, net	3,568	3,340
Investments	618	529
Other assets	225	142
Total Assets	$8,083	$8,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year	$538	$1,228
Accounts payable and accrued expenses	958	1,010
Other current liabilities	260	367
Total current liabilities	1,756	2,605

Long-term debt	1,518	1,139
Deferred income taxes	363	259
Other long-term liabilities	229	142

Commitments and contingencies

Stockholders' equity:
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 1,200,000,000 shares,
844,565,292 shares issued at June 30, 2005 and December 31, 2004	8	8
Treasury stock, at cost - 24,377,217 shares at June 30, 2005
and 9,221,468 shares at December 31, 2004	(726)	(320)
Other stockholders’ equity	4,935	4,337
Total stockholders' equity	4,217	4,025
Total Liabilities and Stockholders’ Equity	$8,083	$8,170
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2005	2004

Cash provided by operating activities	$680	$574

Investing activities:
Net purchases of property, plant and equipment	(188)	(135)
Net maturities (purchases) of marketable securities	159	(208)
Acquisitions of businesses, net of cash acquired	(174)	(804)
Payments related to prior year acquisitions	(20)	(81)
Net payments for investments in companies and acquisitions
of certain technologies	(121)	(13)
Cash used for investing activities	(344)	(1,241)

Financing activities:
Net increase in commercial paper	212	43
Net (payments on) proceeds from revolving borrowings,
notes payable, capital leases and long-term borrowings	(526)	777
Purchases of common stock for treasury	(666)
Proceeds from issuances of shares of common stock	53	177
Cash (used for) provided by financing activities	(927)	997

Effect of foreign exchange rates on cash	(7)	(1)
Net (decrease) increase in cash and cash equivalents	(598)	329
Cash and cash equivalents at beginning of period	1,296	671
Cash and cash equivalents at end of period	$698	$1,000

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2005

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ending June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year’s amounts have been reclassified to conform to the current year presentation.

Note B - Stock Compensation Arrangements

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R), which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of Statement No. 123(R) is January 1, 2006. The Company is currently evaluating which method it will use to adopt the requirements of Statement No. 123(R).

As permitted by Statement No. 123, the Company is currently accounting for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)‘s fair value method will impact the Company’s statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net income and net income per share would have been reported as the following pro forma amounts:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2005	2004	2005	2004

Net income, as reported	$205	$313	$563	$507

Add: Stock-based employee compensation expense included
in net income, net of related tax effects	2		5

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(18)	(16)	(35)	(31)
Pro forma net income	$189	$297	$533	$476

Net income per common share -

Basic
Reported	$0.25	$0.37	$0.68	$0.61
Pro forma	$0.23	$0.35	$0.64	$0.57

Assuming dilution
Reported	$0.24	$0.36	$0.67	$0.59
Pro forma	$0.23	$0.35	$0.63	$0.56

Under Opinion No. 25 and Statement No. 123, the Company recognizes compensation cost over the explicit vesting period, including awards subject to acceleration of vesting upon retirement. During the second quarter of 2005, the SEC Staff indicated for employees becoming eligible to retire during the explicit service period, such period is considered “nonsubstantive” for service performance. The SEC Staff accepts the practice of recognizing the compensation cost over the explicit service period in those cases, but only until such time as the Company adopts Statement No. 123(R). At that time, compensation cost will be recognized over the period through the date the employee first becomes eligible to retire. The impact on recognized compensation cost for the three and six months ended June 30, 2005 and 2004 is not material had the Company applied the nonsubstantive vesting provisions of Statement No. 123(R).

Note C - Comprehensive Income

The following table provides a summary of the Company’s comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2005	2004	2005	2004
Net income	$205	$313	$563	$507
Foreign currency translation adjustment	(26)	8	(39)	(11)
Net change in derivative financial instruments	48	36	87	38
Net change in equity investments	(2)	(16)	46	(22)
Comprehensive income	$225	$341	$657	$512

Note D - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2005	2004	2005	2004

Basic
Net income	$205	$313	$563	$507
Weighted average shares outstanding	827.6	839.4	831.8	835.3
Net income per common share	$0.25	$0.37	$0.68	$0.61

Assuming dilution
Net income	$205	$313	$563	$507
Weighted average shares outstanding	827.6	839.4	831.8	835.3
Net effect of common stock equivalents	12.3	20.5	13.3	22.3
Total	839.9	859.9	845.1	857.6
Net income per common share	$0.24	$0.36	$0.67	$0.59

Potential common shares of 11 million were excluded from the computation of earnings per share, assuming dilution, for the second quarter and first half of 2005 because the exercise prices of these potential common shares were greater than the average market price of the Company’s common shares during the quarter.

Note E - Business Combinations

2005 Acquisitions
In March 2005, the Company acquired 100 percent of the fully diluted equity of Advanced Stent Technologies, Inc. (AST) for approximately 3.6 million shares of its own common stock, which was valued at approximately $120 million on the date of acquisition. The Company may also make earn-out payments in the future that are contingent upon AST achieving certain regulatory and performance-related milestones. AST is a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels. The acquisition was intended to provide the Company with an expanded stent technology and intellectual property portfolio.

In April 2005, the Company acquired 100 percent of the fully diluted equity of TriVascular, Inc. (TriVascular) for approximately $65 million in addition to its previous investments and notes issued of approximately $45 million. The Company may also make earn-out payments in the future that are contingent upon TriVascular achieving certain regulatory and performance-related milestones. TriVascular is a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). The acquisition was intended to expand the Company’s vascular technology portfolio.

In April 2005, the Company acquired 100 percent of the fully diluted equity of CryoVascular Systems, Inc. (CryoVascular) for approximately $50 million in addition to its previous investments of approximately $10 million. The Company may also make earn-out payments in the future that are contingent upon CryoVascular achieving certain performance related-milestones. CryoVascular is a developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries, which the Company previously distributed. The acquisition was intended to expand the Company’s peripheral vascular technology portfolio.

In June 2005, the Company completed its acquisition of 100 percent of the fully diluted equity of Rubicon Medical Corporation (Rubicon) for approximately $70 million in addition to its previous investments of approximately $20 million. The Company may also make earn-out payments in the future that are contingent upon Rubicon achieving certain regulatory and performance related-milestones. Rubicon is a developer of embolic protection filters for use in interventional cardiovascular procedures, specifically for use in saphenous vein grafts, native coronary arteries and carotid arteries. The acquisition was intended to strengthen the Company’s leadership position in interventional cardiovascular procedures.

Purchased Research and Development
The Company’s 2005 purchased research and development consisted of $130 million relating to the acquisition of TriVascular; $73 million relating to the acquisition of AST; $45 million relating to the acquisition of Rubicon; and $3 million relating to the acquisition of CryoVascular. In addition, the Company’s accounting policy is to record certain costs associated with its strategic alliances as purchased research and development. In accordance with this policy, the Company recorded $25 million of purchased research and development in conjunction with distribution rights for new brain monitoring technology that Aspect Medical Systems is currently developing. This technology is designed to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions.

For the in-process projects the Company acquired in connection with its 2005 acquisitions, it used risk-adjusted discount rates that ranged from 18 percent to 27 percent to discount its projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. The purchased research and development associated with the Company’s 2005 acquisitions was valued and accounted for in accordance with the Company’s policy that is detailed in the “Critical Accounting Policies” section of the Company’s Form 10K.

The most significant in-process projects acquired in conjunction with the Company’s 2005 acquisitions included AST’s PetalTM bifurcation stent and TriVascular’s abdominal aortic aneurysms (AAA) stent-graft, which collectively represented 73 percent of the 2005 acquired in-process projects. AST’s Petal bifurcation stent is designed to expand into the side vessel when a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. The cost to complete the Petal bifurcation stent is estimated to be between $100 million and $125 million. As of the date the Company acquired AST, it expected the Petal bifurcation stent to be commercially available on a worldwide basis within 6 years in a drug-eluting configuration.

TriVascular’s AAA stent-graft design reduces the size of the stent-graft by replacing much of the metal stent assembly with a polymer that is injected into channels within the stent-graft during the procedure. The cost to complete the AAA stent-graft is estimated to be between $50 million and $75 million. As of the date the Company acquired TriVascular, it expected the AAA stent-graft to be commercially available on a worldwide basis within 4 years.

The research and development projects that the Company acquired in connection with the prior year business combinations are generally progressing in line with the estimates set forth in the 2004 Annual Report on Form 10-K. The Company expects to continue to pursue these research and development efforts and believes that it has a reasonable chance of completing the projects.

The condensed consolidated financial statements include the operating results of these acquisitions from the date of acquisition. Pro forma information is not presented, as the results of operations of these entities prior to the date of acquisition individually or in the aggregate are not material to the Company. The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including purchased research and development, based on detailed valuations that used information and assumptions provided by management. During the second quarter, the Company acquired approximately $226 million in technology-related intangible assets, with a weighted-average useful life of 17 years. Further, the Company recorded a liability of $106 million to account for the excess of the fair value of the assets acquired over the initial purchase price for certain of the Company’s acquisitions. This liability will be reduced in conjunction with the future settlement of contingent consideration arrangements.

Contingent Consideration
Certain of the Company’s business combinations involve the payment of contingent consideration. Certain earn-out payments are determined based on the acquired company’s achievement of certain regulatory and/or performance-related milestones and, consequently, the Company cannot currently determine the total payments. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At June 30, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that it could be required to make associated with its business combinations is approximately $4.5 billion, some of which may be payable in the Company’s common stock. The regulatory and performance-related milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

Note F - Other Balance Sheet Information

Components of selected captions in the condensed consolidated interim balance sheets are as follows:

(in millions)	June 30, 2005	December 31, 2004

Trade Accounts Receivable
Accounts receivable	$1,048	$980
Less: allowances	72	80
	$976	$900

Inventories
Finished goods	$253	$238
Work-in-process	84	65
Raw materials	73	57
	$410	$360

Property, Plant and Equipment
Property, plant and equipment	$1,756	$1,645
Less: accumulated depreciation	799	775
	$957	$870

Intangible Assets
Intangible assets	$4,161	$3,871
Less: accumulated amortization	593	531
	$3,568	$3,340

Note G - Borrowings and Credit Arrangements

During the first half of 2005, the Company repaid approximately $300 million of outstanding borrowings, including its $500 million 6.625 percent senior notes that matured in March 2005, which was partially offset by approximately $210 million in commercial paper issuances.

During the first half of 2005, the Company refinanced its revolving credit facilities to extend the maturity of one credit facility and to reduce the total borrowing capacity by $165 million. At June 30, 2005, the Company’s revolving credit facilities totaled approximately $2,020 million and consisted of a $1,500 million credit facility that terminates in May 2009; a $500 million credit facility that terminates in May 2010 and contains an option to increase the facility size by an additional $500 million in the future; and a $20 million uncommitted credit facility that terminates in May 2006. Use of these borrowings is unrestricted and the borrowings are unsecured. The revolving credit facilities provide borrowing capacity and support the commercial paper program. The Company had $492 million of commercial paper outstanding at June 30, 2005 at a weighted average interest rate of 3.20 and $280 million outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent.

As of June 30, 2005, the Company had the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities and expected that a minimum of $350 million of its short-term obligations, consisting of commercial paper, would remain outstanding beyond a twelve-month period. Accordingly, at June 30, 2005, the Company classified $350 million of its short-term borrowings as long-term borrowings. No such reclassification was made at December 31, 2004.

In addition, the Company decreased its credit and security facility that is secured by its U.S. trade receivables from $400 million to $100 million, effective April 30, 2005.

Note H - Commitments and Contingencies

The Company is involved in various legal and regulatory proceedings, including intellectual property, breach of contract and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. The accrual for regulatory and litigation-related costs that were probable and estimable was $23 million at June 30, 2005 and $99 million at December 31, 2004. The decrease in the accrual at June 30, 2005 reflects the $74 million settlement payment to the Department of Justice made during the second quarter of 2005.

In management’s opinion, the Company is not currently involved in any legal proceeding other than those specifically identified in this Quarterly Report, the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, and the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which, individually or in the aggregate, could have a material effect on the financial condition, operations and/or cash flows of the Company. Except as disclosed below there have been no material developments with regard to any matters of litigation disclosed in the Company’s Form 10-K for the year ended December 31, 2004.

Litigation with Johnson & Johnson
On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc. (SCIMED), a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. The Company, however, has requested the judge to enter judgment in its favor as a matter of law, and intends to appeal any adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

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

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging that two additional patents owned by the Company are infringed by the Cordis products. A summary judgment hearing was held on April 9, 2004, and Cordis’ motions for summary judgment were denied. A patent claim interpretation hearing was held on April 27, 2004 and a hearing directed to interference issues has been scheduled for December 5, 2005. A trial on the remaining issues has not yet been scheduled.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment in favor of the Company finding infringement of one of the patents. On February 3, 2005, the Court granted a stay in the proceedings pending reexamination of two of the patents by the U.S. Patent and Trademark Office. Summary judgment motions on the validity of the remaining patent are pending and a hearing has been scheduled for September 26, 2005.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company’s Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. The Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Cordis appealed the denial of its motion and a hearing was held on April 5, 2004. On May 28, 2004, the Court of Appeals affirmed the denial of the preliminary injunction. On August 4, 2004, the Court granted a Cordis motion to add the Company’s Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that the Company's TAXUS® Express2, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe the patent in the Company’s counterclaim. The juries only determined liability; monetary damages will be determined at a later trial. The Company plans to request the judge to enter judgment in its favor as a matter of law and intends to appeal any adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher drug-eluting stent in the United States. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the District Court of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Following the announcement on February 23, 2004 by Guidant Corporation (Guidant) of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. In March 2005, the Company filed a stipulated dismissal as to three of the patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of the Company's patents. The jury upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant is scheduled for October 17, 2005.

On May 12, 2004, the Company (through its subsidiary Schneider Europe GmbH) filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. A hearing was held on April 1, 2005. On June 8, 2005, the Court found the Johnson & Johnson products infringe the Company's patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. The Company’s appeal of the stay will be heard on August 25, 2005.

On September 27, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a European patent owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. A final hearing has not yet been scheduled.

On October 15, 2004, Boston Scientific Scimed, Inc. filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a German utility model owned by the Company. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. A final hearing has not yet been scheduled.

Litigation with Medtronic, Inc.
On August 13, 1998, Medtronic AVE, Inc. (Medtronic AVE), a subsidiary of Medtronic, Inc. (Medtronic), filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the NIR® stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal has not yet been scheduled.

On January 15, 2004, Medtronic Vascular, Inc. (Medtronic Vascular), a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company’s Express® coronary stent and Express2 coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal has not yet been scheduled.

Litigation Relating to Advanced Neuromodulation Systems, Inc.
On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also included allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On June 25, 2004, Advanced Bionics filed a motion to dismiss and a request for transfer of venue to California. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, Advanced Bionics’ motion to dismiss and transfer was denied, but the Court granted, in part, the motion to move the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim seeks monetary and injunctive relief. A patent claim interpretation hearing was held on April 15, 2005. On May 18, 2005, the Court granted ANSI's motion to sever the patents alleged in Advanced Bionics’ counterclaim. Trial on the ANSI patent claims is expected to begin in January 2006. Trial on the Advanced Bionics patent claims has not yet been scheduled.

On October 20, 2004, ANSI filed a complaint against Advanced Bionics and a former employee of ANSI now working at Advanced Bionics. The suit includes allegations of breach of contract and misappropriation of trade secrets against the employee, tortious interference against Advanced Bionics, and conversion and civil conspiracy against both defendants. The suit was filed in the District Court of Collin County, Texas seeking monetary damages and temporary and permanent injunctive relief. On July 26, 2005, ANSI filed a notice of Dismissal and Nonsuit dismissing the complaint without prejudice.

Litigation with Medinol Ltd.
On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company’s Express stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company’s right to distribute Medinol stents and to gain access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, seeking monetary and injunctive relief. During the last quarter of 2001, the Court dismissed several of the individuals from the case. Summary judgment hearings were held in November and December 2003. On December 2, 2004, the Court granted summary judgment in part and denied summary judgment in part, dismissing the remaining individuals and dismissing all of the jury claims. Trial began on June 27, 2005, and is expected to continue through August or September 2005. At the request of the Court, the parties have been participating in nonbinding mediation. At this time, the mediation process has not produced a resolution, however, there can be no assurances that a future resolution would not be reached.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH, a German subsidiary of the Company, alleging that the Company’s Express stent infringes four German patents and three utility models owned by Medinol. The suit was filed in Düsseldorf, Germany. On June 24, 2003, the German Court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. Medinol appealed the finding of noninfringement on two of its patents and the Company appealed the finding of infringement of the utility model. In 2004, the Court of Appeals stayed the injunction of the Express stent pending the outcome of the appeal of the utility model. On March 31, 2004, the European Patent Office declared the infringed patent invalid. A hearing on the appeal was held in January 2005, and on February 24, 2005, the Court found the Company did not infringe two of the Medinol patents. The appeal as to the infringed utility model has been stayed pending the outcome of a related cancellation proceeding. The Court stayed its decision on the fourth patent pending the decision of an opposition hearing in the European Patent Office. On May 3, 2005, the European Patent Office declared the patent invalid. A hearing on the merits regarding the two remaining utility models is scheduled for October 11, 2005. On December 6, 2004, Medinol filed an Extension of Complaint alleging infringement of another German patent and a hearing on the merits has been scheduled for January 31, 2006.

On January 21, 2003, Medinol filed suit against several of the Company’s international subsidiaries in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, the United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company’s Express stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003 and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company appealed the finding and filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal and Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court’s injunction and damages order have been dismissed. Medinol appealed the Court’s decision with respect to the remaining three patents seeking an expedited review of the claims by the Court. A hearing was held on March 14, 2005 and a decision is expected in August 2005. On May 3, 2005, the European Patent Office declared one of these patents invalid. On June 9, 2004, Medinol filed a kort geding proceeding against the Company’s same international subsidiaries alleging that the sale of the Express and TAXUS coronary stent systems infringe one of the patents on appeal from the 2003 suit. The suit was filed in the District Court of The Hague, The Netherlands seeking preliminary injunctive relief. On August 5, 2004, the Court denied Medinol’s request for preliminary injunctive relief. On September 1, 2004, Medinol filed an appeal.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe two patents owned by the Company. The suit was filed in Düsseldorf, Germany seeking monetary and injunctive relief. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing was held on both appeals on April 14, 2005. The Court has requested an expert to provide more evidence. A hearing has not yet been scheduled.

On April 30, 2004, Medinol filed suit against the Company alleging that the Company’s Express and TAXUS stent systems infringe a utility model owned by Medinol. The suit was filed in Düsseldorf, Germany. A hearing originally scheduled for April 21, 2005 was cancelled and proceedings have been stayed pending the outcome of a related invalidity action.

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

On March 29, 2005, the Company and Boston Scientific Scimed, Inc. filed suit against EV3, Inc. (EV3) for patent infringement, alleging that EV3’s SpideRX™ embolic protection device infringes four U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. Trial is expected to begin on February 1, 2007.

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

On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. (Angiotech) filed suit against Conor Medsystems, Inc. (Conor) in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing is scheduled for April 2006.

On April 4, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. (Sahajanand) in The Hague, Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing is scheduled for March 10, 2006.

On May 19, 2005, G. David Jang, M.D. filed suit against the Company alleging breach of contract relating to certain patent rights assigned to the Company covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, the Company answered, denying the allegations and filed a counterclaim.

Department of Justice Investigation
In October 1998, the Company recalled its NIR ON® Ranger™ with Sox™ coronary stent delivery system following reports of balloon leaks. Beginning in November 1998, the U.S. Department of Justice conducted an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger™ with Sox™ stent delivery system; aspects of the Company’s relationship with Medinol, the vendor of the stent; and related events. On June 24, 2005, the Company entered into a civil settlement with the U.S. Department of Justice. As part of the agreement, the Company agreed to pay $74 million. Also pursuant to the agreement, the Department of Justice filed a complaint in the U.S. District Court for the District of Massachusetts together with a Notice of Dismissal with prejudice. No charges were brought against the Company or any employee. The settlement involves no admission of any wrongdoing by the Company or any of its employees. The Company believes it acted legally, responsibly and appropriately at all times.

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

On April 14, 2005, a purported class action complaint was filed in the New Castle County Court of Chancery for the State of Delaware against Rubicon Medical Corporation (Rubicon), the directors of Rubicon, the Company and Nemo I Acquisition Corp., a wholly-owned subsidiary of the Company, generally alleging breach of fiduciary duties and seeking to enjoin the Company’s proposed acquisition of Rubicon’s publicly owned shares. The acquisition was completed on June 14, 2005.

Note I - Segment Reporting

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenue from the sale of minimally invasive medical devices. The reportable segments represent an aggregate of operating divisions.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include inter-segment profits. The segment information presented for 2004 has been restated based on the Company's standard foreign exchange rates used for 2005. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

(in millions)	United States	Europe	Japan	Inter- Continental	Total

Three months ended June 30, 2005
Net sales	$993	$290	$145	$166	$1,594
Operating income	480	148	78	73	779

Three months ended June 30, 2004
Net sales	$944	$239	$157	$123	$1,463
Operating income	516	120	91	56	783

Six months ended June 30, 2005
Net sales	$1,998	$571	$290	$315	$3,174
Operating income	991	299	157	142	1,589

Six months ended June 30, 2004
Net sales	$1,520	$472	$309	$235	$2,536
Operating income	721	242	182	107	1,252

A reconciliation of the totals reported for the reportable segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2005	2004	2005	2004
Net Sales
Total net sales allocated to
reportable segments	$1,594	$1,463	$3,174	$2,536
Foreign exchange	23	(3)	58	6
	$1,617	$1,460	$3,232	$2,542
Income before Income Taxes
Total operating income allocated to
reportable segments	$779	$783	$1,589	$1,252
Manufacturing operations	(107)	(90)	(217)	(179)
Corporate expenses and foreign exchange	(126)	(181)	(240)	(297)
Cost of certain retirement benefits	(17)		(17)
Purchased research and development	(203)	(64)	(276)	(64)
	326	448	839	712
Other expense, net	(15)	(16)	(34)	(25)
	$311	$432	$805	$687

ITEM 2:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral interventions, vascular surgery, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. Our mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This mission is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtained externally through strategic acquisitions and alliances.

Results of Operations

Financial Summary

Three Months Ended June 30, 2005

Our net sales for the second quarter of 2005 increased to $1,617 million from $1,460 million for the second quarter of 2004, an increase of 11 percent. Excluding the favorable impact of $26 million of foreign currency fluctuations, our net sales increased nine percent. Our reported net income for the second quarter was $205 million, or $0.24 per diluted share, as compared to $313 million, or $0.36 per diluted share, for the second quarter of 2004. Our reported results for the second quarter of 2005 included net charges (after-tax) of $199 million, or $0.24 per diluted share, which consisted of $194 million of purchased research and development primarily attributable to our recent acquisitions; $11 million in costs related to certain retirement benefits; and a $6 million benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. Our reported results for the second quarter of 2004 included charges (after-tax) of $64 million, or $0.07 per diluted share, which consisted of purchased research and development attributable to our 2004 acquisitions.

Six Months Ended June 30, 2005

Our net sales for the first half of 2005 increased to $3,232 million from $2,542 million for the same period in the prior year, an increase of 27 percent. Excluding the favorable impact of $52 million of foreign currency fluctuations, our net sales increased 25 percent. Our reported net income for the first half of 2005 was $563 million, or $0.67 per diluted share, as compared to $507 million, or $0.59 per diluted share, for the same period in the prior year. Our reported results for the first half of 2005 included net charges (after-tax) of $272 million, or $0.32 per diluted share, which consisted of purchased research and development primarily attributable to our recent acquisitions; costs related to certain retirement benefits; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. Our reported results for second half of 2004 included charges (after-tax) of $64 million, or $0.07 per diluted share, which consisted of purchased research and development attributable to our 2004 acquisitions.

Net Sales

The following tables provide our net sales by region and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	June 30,		As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

United States	$993	$944	5%	5%

Europe	298	236	26%	21%
Japan	149	157	(5%)	(7%)
Inter-Continental	177	123	44%	35%
International	624	516	21%	16%

Worldwide	$1,617	$1,460	11%	9%

	Six Months Ended		Change
	June 30,		As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

United States	$1,998	$1,520	31%	31%

Europe	597	471	27%	21%
Japan	300	312	(4%)	(6%)
Inter-Continental	337	239	41%	33%
International	1,234	1,022	21%	16%

Worldwide	$3,232	$2,542	27%	25%

U.S. Net Sales
During the second quarter of 2005, our U.S. net sales increased by $49 million, or five percent, as compared to the second quarter of 2004. The increase related to a $24 million increase in net sales from our U.S. Endosurgery divisions and a $25 million increase in sales from our Neuromodulation division. We established this division following our June 2004 acquisition of Advanced Bionics Corporation (Advanced Bionics).

During the first half of 2005, our U.S. net sales increased by $478 million, or 31 percent, as compared to the same period in the prior year. The increase primarily related to $961 million in sales of our TAXUS® Express2TM paclitaxel-eluting coronary stent system for the first half of 2005 as compared to $566 million for the same period in the prior year. We launched our TAXUS stent system in the U.S. late in the first quarter of 2004. As of June 30, 2005, we estimate that physicians in the U.S. have converted approximately 88 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 80 percent at the end of the second quarter of 2004. The remainder of the increase in our U.S. net sales primarily related to $49 million in sales growth from our Neuromodulation division and $34 million in sales growth from our other U.S. divisions.

International Net Sales
During the second quarter of 2005, our international net sales increased by $108 million, or 21 percent, as compared to the second quarter of 2004. Excluding the favorable impacts of foreign currency fluctuations, international net sales increased $82 million, or 16 percent. The increase primarily related to $196 million in sales of the TAXUS stent system in our Europe and Inter-Continental markets for the second quarter of 2005 as compared to $129 million for the same period in the prior year. As of June 30, 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 45 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 32 percent at the end of the second quarter of 2004. In our Europe and Inter-Continental markets, conversion rates have been more gradual than in the U.S. primarily due to the timing of local reimbursement and funding levels.

The increase in international net sales was slightly reduced by the decline in our Japan net sales. We have experienced declining coronary stent sales in Japan since a competitor launched its drug-eluting stent in this market late in the second quarter of 2004. Due to the timing of regulatory approval for our TAXUS stent system and government-mandated pricing reductions for other products, we do not expect revenue growth in our Japan business until we launch our drug-eluting stent in Japan, which we expect to occur in 2007.

During the first half of 2005, our international net sales increased by $212 million, or 21 percent, as compared to the same period in the prior year. Excluding the favorable impacts of foreign currency fluctuations, international net sales increased $160 million, or 16 percent. The increase primarily related to $388 million in sales of the TAXUS stent system in our Europe and Inter-Continental markets for the first half of 2005 as compared to $247 million for the same period in the prior year. The increase in international net sales was slightly reduced by the decline in our Japan net sales.

Worldwide Coronary Stent Sales
For the second quarter of 2005, our worldwide coronary stent sales increased approximately seven percent to $700 million as compared to the same period in the prior year. The increase primarily related to $663 million in sales of our TAXUS stent system for the second quarter of 2005, representing an increase of $66 million. Declines in our bare-metal stent revenue by $18 million to $37 million for the second quarter of 2005 partially offset this increase as physicians continued to convert the stents they use in interventional procedures from bare-metal stents to drug-eluting stents.

For the first half of 2005, our worldwide coronary stent sales increased by approximately 52 percent to $1,421 million as compared to the same period in the prior year. The increase primarily related to $1,349 million in sales of our TAXUS stent system for the first half of 2005, representing an increase of $536 million as compared to the same period in the prior year. This significant increase in TAXUS stent system sales as compared to the same period in the prior year is primarily attributable to the fact that the product was launched in the U.S. in March 2004 and to the growth in our international sales due to increased physician conversion rates from bare-metal stents to drug-eluting stents. Declines in our bare-metal stent revenue by $51 million to $72 million for the first half of 2005 slightly offset this increase.

The following tables provide our net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	June 30,		As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

Cardiovascular	$1,168	$1,092	7%	5%
Electrophysiology	33	31	6%	5%
Neurovascular	70	62	13%	10%
Cardiovascular	1,271	1,185	7%	5%

Oncology	52	45	16%	12%
Endoscopy	180	159	13%	12%
Urology	81	64	27%	27%
Endosurgery	313	268	17%	15%

Neuromodulation	33	7	371%	347%

Worldwide	$1,617	$1,460	11%	9%

	Six Months Ended		Change
	June 30,		As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

Cardiovascular	$2,360	$1,815	30%	28%
Electrophysiology	65	63	3%	2%
Neurovascular	139	126	10%	7%
Cardiovascular	2,564	2,004	28%	26%

Oncology	102	91	12%	10%
Endoscopy	347	317	9%	8%
Urology	153	123	24%	23%
Endosurgery	602	531	13%	12%

Neuromodulation	66	7	843%	792%

Worldwide	$3,232	$2,542	27%	25%

Our international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Gross profit	1,260	77.9	1,097	75.1	2,531	78.3	1,887	74.2

During the second quarter of 2005, our gross profit, as a percentage of net sales, increased by 2.8 percentage points as compared to the second quarter of 2004. The increase in our gross profit was primarily due to our gross profit in the second quarter of 2004 being unfavorably impacted by approximately 2.9 percentage points due to a $43 million (pre-tax) write-down of inventory in conjunction with our recall of certain coronary stent systems. Our gross profit for the second quarter of 2005 was reduced as a percentage of net sales by 0.9 percentage points due to period expenses including manufacturing start-up costs primarily associated with the expected launch of our next-generation drug-eluting stent product, the TAXUS Liberté™ coronary stent system, in Europe. The remaining fluctuation in gross profit as a percentage of net sales primarily related to the favorable impact of changes in foreign exchange rates and related hedging activities.

During the first half of 2005, our gross profit, as a percentage of net sales, increased by 4.1 percentage points as compared to the same period in the prior year. Shifts in our product sales mix toward higher margin products, primarily drug-eluting coronary stent systems in the U.S., increased our gross profit as a percentage of net sales by approximately 2.6 percentage points. Our gross profit during the first half of 2004 was unfavorably impacted by 2.2 percentage points due to $57 million in inventory write-downs, including a $43 million write-down attributable to our recall of certain coronary stent systems and a $14 million write-down attributable to our first quarter write-down of TAXUS inventory due to shelf-life dating. Our gross profit for the first half of 2005 was reduced as a percentage of net sales by 1.0 percentage point due to period expenses including manufacturing start-up costs associated with our next-generation drug-eluting stent product, the TAXUS Liberté stent system, in Europe and certain one-time expenses associated with the planned closure of a manufacturing facility in southern California. The remaining fluctuation in gross profit as a percentage of net sales primarily related to the favorable impact of changes in foreign exchange rates and related hedging activities.

Operating Expenses

The following is a summary of certain operating expenses:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2005		2004		2005		2004
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Selling, general and administrative
expenses	471	29.1	375	25.7	902	27.9	723	28.4
Research and development expenses	166	10.3	132	9.0	325	10.1	266	10.5
Royalty expense	58	3.6	52	3.6	122	3.8	74	2.9
Amortization expense	36	2.2	26	1.8	67	2.1	48	1.9

Selling, General and Administrative (SG&A) Expenses
During the second quarter of 2005, our SG&A expenses increased by $96 million, or 26 percent, as compared to the second quarter of 2004. As a percentage of our net sales, SG&A expenses increased to 29.1 percent for the second quarter of 2005 from 25.7 percent for the second quarter of 2004. The increase in our SG&A expenses primarily related to approximately $40 million in increased headcount and higher compensation expense to expand our sales force within Interventional Cardiology and our Endosurgery divisions and costs related to our market development initiatives; $17 million in costs (pre-tax) related to certain retirement benefits; and approximately $7 million in increased expense due to foreign currency fluctuations. In addition, our SG&A expenses for the second quarter of 2005 included approximately $20 million in operating expenses associated with our 2004 and 2005 acquisitions, primarily Advanced Bionics. We are currently in the process of examining our international operations to identify and implement revised organizational structures to better grow the business and to take advantage of market opportunities. In addition, we will continue to identify and implement restructuring initiatives in order to align expenses with expected revenue levels and reallocate resources to support our future growth.

During the first half of 2005, our SG&A expenses increased by $179 million, or 25 percent, as compared to the same period in the prior year. The increase in our SG&A expenses primarily related to approximately $90 million in increased headcount and higher compensation expense to expand our sales force within Interventional Cardiology and our Endosurgery divisions and costs related to our market development initiatives; $17 million in costs (pre-tax) related to certain retirement benefits; and approximately $14 million in increased expense due to foreign currency fluctuations. In addition, our SG&A expenses for the first half of 2005 included approximately $40 million in operating expenses associated with our 2004 and 2005 acquisitions, primarily Advanced Bionics. As a percentage of our net sales, SG&A expenses decreased to 27.9 percent for the first half of 2005 from 28.4 percent for the same period in the prior year due to the significant increase in our net sales.

Research and Development Expenses
Our research and development expenses reflect ongoing spending to enhance our clinical and regulatory infrastructure and provide additional funding for our research and development on next-generation and novel technology offerings across multiple programs and divisions. For the second quarter of 2005, our research and development expenses increased by $34 million, or 26 percent, as compared to the second quarter of 2004. As a percentage of our net sales, research and development expenses increased to 10.3 percent for the second quarter of 2005 from 9.0 percent for the second quarter of 2004. This increase primarily related to $19 million in research and development expenses attributable to our 2004 and 2005 acquisitions, primarily Advanced Bionics. In addition, we increased spending on internal research and development projects within our Endosurgery divisions by $7 million, including increased spending on our EndovationsTM Endoscopy System.

For the first half of 2005, our research and development expenses increased by $59 million, or 22 percent, as compared to the same period in the prior year. This increase primarily related to $31 million in research and development expenses attributable to our 2004 and 2005 acquisitions, primarily Advanced Bionics. In addition, we increased spending on our internal research and development projects within our Endosurgery divisions by $11 million, including increased spending on our Endovations Endoscopy System. As a percentage of our net sales, research and development expenses decreased to 10.1 percent for the first half of 2005 from 10.5 percent for the same period in the prior year primarily due to the significant increase in our net sales.

Royalty Expense
For the second quarter of 2005, our royalty expense increased by $6 million, or 12 percent, as compared to the second quarter of 2004. The increase in our royalty expense related to sales growth of royalty-bearing products, primarily international sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system increased by $5 million to $45 million for the second quarter of 2005 as compared to the second quarter of 2004. As a percentage of our net sales, royalty expense remained consistent at 3.6 percent for the second quarters of 2005 and 2004.

For the first half of 2005, our royalty expense increased by $48 million, or 65 percent, as compared to the same period in the prior year. As a percentage of our net sales, royalty expense increased to 3.8 percent for the first half of 2005 as compared to 2.9 percent for the same period in the prior year. The increase in our royalty expense related to sales growth of royalty-bearing products, primarily sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system increased by $45 million to $95 million for the second half of 2005 as compared to the same period in the prior year.

Amortization Expense
For the second quarter of 2005, our amortization expense increased by $10 million, or 38 percent, as compared to the second quarter of 2004. The increase in our amortization expense primarily related to the amortization of intangible assets from our 2005 acquisitions and from our June 2004 acquisition of Advanced Bionics.

For the first half of 2005, our amortization expense increased by $19 million, or 40 percent, as compared to the first half of 2004. The increase in our amortization expense primarily related to the amortization of intangible assets from our 2005 acquisitions and from our June 2004 acquisition of Advanced Bionics.

Interest Expense

For the first half of 2005, our interest expense increased to $37 million as compared to $25 million for the same period in the prior year. The increase in our interest expense primarily related to an increase in average market interest rates, as well as an increase in our average debt levels.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended June 30,		Percentage Point
	2005	2004	Increase/(Decrease)
Reported tax rate	34%	28%	6%

Impact of certain charges*	(10%)	(4%)	(6%)

	Six Months Ended June 30,		Percentage Point
	2005	2004	Increase/(Decrease)
Reported tax rate	30%	26%	4%

Impact of certain charges*	(6%)	(2%)	(4%)

The increase in our reported tax rate for the second quarter of 2005 and the first half of 2005 primarily related to the net impact of certain charges that are taxed at different rates than our effective tax rate. These charges included purchased research and development; costs related to certain retirement benefits; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. Management currently estimates that our effective tax rate, excluding certain charges, will approximate 24 percent during the remainder of 2005. However, our effective tax rate could be impacted positively or negatively by geographic changes in the manufacturing of our products or by our business acquisitions.

Business Combinations and Purchased Research and Development

During 2005, we acquired the following entities:

•
Advanced Stent Technologies, Inc. (AST) - a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels. In conjunction with our March 2005 acquisition of AST, we paid approximately $120 million in shares of our common stock plus future consideration that is contingent upon AST achieving certain regulatory and performance-related milestones.

•
TriVascular, Inc. (TriVascular) - a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). In conjunction with our April 2005 acquisition of TriVascular, we paid approximately $65 million in addition to our previous investments and notes issued of approximately $45 million in the aggregate, plus future consideration that is contingent upon TriVascular achieving certain regulatory and performance-related milestones.

•
CryoVascular Systems, Inc. (CryoVascular) - a developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries, which we previously distributed. In conjunction with our April 2005 acquisition of CryoVascular, we paid approximately $50 million in addition to our previous investments of approximately $10 million, plus future consideration that is contingent upon CryoVascular achieving certain performance-related milestones.

•
Rubicon Medical Corporation (Rubicon) - a developer of embolic protection filters for use in interventional cardiovascular procedures, specifically for use in saphenous vein grafts, native coronary arteries and carotid arteries. In conjunction with our April 2005 acquisition of Rubicon, we paid approximately $70 million in addition to our previous investments of approximately $20 million, plus future consideration that is contingent upon Rubicon achieving certain regulatory and performance-related milestones.

Our 2005 purchased research and development consisted of $130 million relating to our acquisition of TriVascular; $73 million relating to our acquisition of AST; $45 million relating to our acquisition of Rubicon; and $3 million relating to our acquisition of CryoVascular. In addition, we recorded $25 million of purchased research and development in conjunction with distribution rights for new brain monitoring technology that Aspect Medical Systems is currently developing. This technology is designed to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions.

For the in-process projects we acquired in connection with our 2005 acquisitions, we used risk-adjusted discount rates that ranged from 18 percent to 27 percent to discount the projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. We valued and accounted for the purchased research and development from our 2005 acquisitions in accordance with our policy described in the “Critical Accounting Policies” section of our 2004 Annual Report on Form 10-K.

The most significant in-process projects acquired in conjunction with our 2005 acquisitions included AST’s PetalTM bifurcation stent and TriVascular’s AAA stent-graft, which collectively represented 73 percent of our 2005 acquired in-process projects. AST’s Petal bifurcation stent is designed to expand into the side vessel when a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We estimate the cost to complete the Petal bifurcation stent to be between $100 million and $125 million. As of the date we acquired AST, we expected the Petal bifurcation stent to be commercially available on a worldwide basis within 6 years in a drug-eluting configuration.

TriVascular’s AAA stent-graft design reduces the size of the stent-graft by replacing much of the metal stent assembly with a polymer that is injected into channels within the stent-graft during the procedure. We estimate the cost to complete the AAA stent-graft to be between $50 million and $75 million. As of the date we acquired TriVascular, we expected the AAA stent-graft to be commercially available on a worldwide basis within 4 years.

The research and development projects that we acquired in connection with our prior year business combinations are generally progressing in line with the estimates set forth in our 2004 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Outlook

During the second quarter of 2005, we increased net sales by 11 percent as compared to the second quarter of 2004. During the first half of 2005, we increased net sales by 27 percent as compared to the first half of 2004. Sales growth returned to more moderate levels during the second quarter of 2005 as compared to the same period in 2004 as both periods for the first time contain a full quarter of TAXUS stent system sales in the U.S. We expect moderate revenue growth during the remainder of 2005. We continued to invest in our sales force and research and development pipeline during the second quarter of 2005 to support our short and long-term growth initiatives, resulting in 26 percent increases in SG&A and research and development expenses relative to the second quarter of 2004. We are currently in the process of examining our international operations to identify and implement revised organizational structures to better grow the business and to take advantage of market opportunities. In addition, we will continue to identify and implement restructuring initiatives in order to align expenses with expected revenue levels and reallocate resources to support our future growth.

We have been a leader in the coronary stent market since we launched our TAXUS stent system in the U.S. Coronary stent revenue represented 44 percent of our consolidated net sales during the first half of 2005. We estimate that the worldwide coronary stent market will exceed $5 billion in 2005 and approximate $6 billion in 2006. Drug-eluting stents are estimated to represent approximately 87 percent of the worldwide coronary stent market in 2005 and approximately 89 percent in 2006. We believe that the Japan drug-eluting stent market will approximate $500 million in 2005. We have not yet launched our TAXUS stent system in Japan. We have experienced a modest decline in our market share during 2005. However, this decline has been significantly offset by increased worldwide conversion rates, particularly in our Europe and Inter-Continental markets. As of June 30, 2005, we estimate that physicians in the U.S. have converted approximately 88 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 80 percent at the end of the second quarter of 2004. In addition, as of June 30, 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 45 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 32 percent at the end of the second quarter of 2004.

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

However, we believe that we can maintain a leadership position within the drug-eluting stent market for a variety of reasons, including:

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

However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	unexpected variations in clinical results or product performance of our and our competitions’ products;
•	the timing of new competitive launches;
•	the average selling prices of drug-eluting stent systems;
•	delayed or limited regulatory approvals and reimbursement policies;
•	litigation related to intellectual property;
•	continued physician confidence in our technology;
•	the average number of stents used per procedure;
•	expansion of indications for use;
•	the international adoption rate of drug-eluting stent technology; and
•	the level of supply of our drug-eluting stent system and competitive stent systems.

Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market as well as average selling prices may be adversely impacted as additional competitors enter the drug-eluting stent market, which has begun during the third quarter of 2005 internationally and is expected to occur during 2007 in the U.S. In 2004, Johnson & Johnson announced its intention to acquire Guidant Corporation (Guidant). Johnson & Johnson and Guidant have been two of our primary competitors in the coronary stent market and this acquisition may create increased volatility and uncertainty within the coronary stent market.

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

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our acquisitions and alliances are intended to expand further our ability to offer our customers effective, quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate these businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. In connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development projects. As we continue to undertake strategic initiatives, it is reasonable to assume that we will acquire additional in-process research and development projects.

In addition, we have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

We expect to continue to invest aggressively in our drug-eluting stent program to achieve sustained worldwide market leadership positions. During the first quarter of 2005, we completed our initial launch of our next-generation drug-eluting stent product, the TAXUS Liberté stent system, in certain Inter-Continental markets. We expect to launch our TAXUS Liberté stent system in Europe during the second half of 2005 and in the U.S. during the second half of 2006, subject to regulatory approval. Further, we anticipate continuing our increased focus and spending on internal research and development in areas outside of drug-eluting stent technology. We believe our focus will be primarily on neuromodulation; endoscopic systems; carotid stenting; vascular sealing; endovascular aortic repair, including TriVascular’s AAA stent graft; cardiac rhythm management; and bifurcation stenting. In addition, we will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, may be dilutive to our earnings and may require additional financing, depending on their size and nature.

The trend in countries around the world, including the U.S. and Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers like us to experience more uncertainty, delay, greater risk and higher expenses. In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals, may limit our ability to market our full line of existing products within these jurisdictions.

Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. Our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our revenues and profits.

These factors may impact the rate at which we can grow. However, management believes that we are poised to take advantage of opportunities that exist in the markets we serve.

Liquidity and Capital Resources

The following table provides a summary of key performance indicators that we use to assess our liquidity:

	Six Months Ended
	June 30,
(in millions)	2005	2004
Cash provided by operating activities	$680	$574
Cash (used for) investing activities	(344)	(1,241)
Cash (used for) provided by financing activities	(927)	997
EBITDA(1)	969	825

Management uses EBITDA to assess operating performance and believes it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $293 million for the first half of 2005 and $64 million for the same period in the prior year.

Operating Activities
The increase in cash generated by our operating activities was related to the increase in EBITDA, the level of purchased research and development in 2005 and changes in operating assets and liabilities as compared to 2004. The increase in our EBITDA in the first half of 2005 as compared to the same period in the prior year primarily related to sales of our TAXUS stent system. A portion of the cash generated from our TAXUS stent system was invested in our sales, clinical and manufacturing capabilities and in other research and development projects.

1 The following table represents a reconciliation between EBITDA and net income:

	Six Months Ended
	June 30,
(in millions)	2005	2004
EBITDA	$969	$825
Interest income	16	5
Depreciation and amortization	(143)	(118)
Interest expense	(37)	(25)
Income taxes	(242)	(180)
Net income	$563	$507

Significant cash flow effects from operating assets and liabilities in the first half of 2005 included decreases in cash flows of approximately $63 million attributable to trade accounts receivable; $198 million attributable to accounts payable and accrued expenses; and $54 million attributable to inventories as well as an increase in cash flows of approximately $54 million attributable to taxes payable and other liabilities. The increase in trade accounts receivable primarily related to our 2005 sales growth. The decrease in accounts payable and accrued expenses primarily related to payments made to employees under our annual incentive program; our $74 million settlement payment to the Department of Justice; and our one-time $110 million 401(k) contribution made during June of 2005. The increase in inventories primarily related to our accumulation of inventory to fulfill worldwide demand for our TAXUS stent system and our Neuromodulation product offerings. The increase in taxes payable and other liabilities primarily related to the increase associated with our 2005 earnings growth, partially offset by tax payments made during 2005 including those associated with the American Jobs Creation Act.

Investing Activities
We made capital expenditures of $188 million during the first half of 2005 as compared to $135 million for the same period in the prior year. The increase primarily related to our capital spending to enhance our manufacturing and distribution capabilities. We expect to incur capital expenditures of approximately $200 million during the remainder of 2005, which includes additional investments in our facility network both in the U.S. and abroad.

Our investing activities during the first half of 2005 included $174 million of net payments for our acquisitions; $20 million of acquisition-related payments associated with Catheter Innovations, Inc.; and $121 million of net payments for strategic alliances with both privately held and publicly traded entities.

Financing Activities
Our cash flow from financing activities reflects issuances and repayments of debt; payments for share repurchases; and proceeds from stock issuances related to our equity incentive programs.

Debt
The following table provides a summary at June 30, 2005 and December 31, 2004 of our net debt:

	June 30,	December 31,
(in millions)	2005	2004

Short-term debt	$538	$1,228
Long-term debt	1,518	1,139
Gross debt	2,056	2,367
Less: cash, cash equivalents and marketable securities	883	1,640
Net debt	$1,173	$727

During the first half of 2005, we repaid approximately $300 million of outstanding borrowings, including our $500 million 6.625 percent senior notes that matured in March 2005, which was partially offset by approximately $210 million in commercial paper issuances. The increase in our net debt during the first half of 2005 was primarily due to the funding of share repurchases, acquisitions and strategic alliances.

During the first half of 2005, we refinanced our revolving credit facilities to extend the maturity of one credit facility and to reduce the total borrowing capacity by $165 million. At June 30, 2005, our revolving credit facilities totaled approximately $2,020 million and consisted of a $1,500 million credit facility that terminates in May 2009; a $500 million credit facility that terminates in May 2010 and contains an option to increase the facility size by an additional $500 million in the future; and a $20 million uncommitted credit facility that terminates in May 2006. Our use of these borrowings is unrestricted and the borrowings are unsecured. Our revolving credit facilities provide us with borrowing capacity and support our commercial paper program. We had $492 million of commercial paper outstanding at June 30, 2005 at a weighted average interest rate of 3.20 and $280 million outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent.

As of June 30, 2005, we had the ability and intent to refinance a portion of our short-term debt on a long-term basis through our revolving credit facilities and expected that a minimum of $350 million of our short-term obligations, consisting of commercial paper, would remain outstanding beyond a twelve-month period. Accordingly, at June 30, 2005, we classified $350 million of our short-term borrowings as long-term borrowings. No such reclassification was made at December 31, 2004.

In addition, we decreased our credit and security facility that is secured by our U.S. trade receivables from $400 million to $100 million, effective April 30, 2005. During the first quarter of 2005, we also repatriated approximately $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act from our non-U.S. operations.

Equity
During the first half of 2005, we repurchased 23 million shares of our common stock at an aggregate cost of $666 million under share repurchase programs authorized by our Board of Directors. At the end of the second quarter of 2005, 40 million shares of our common stock are remaining under our share repurchase program. We expect to continue to repurchase shares of our common stock throughout the remainder of 2005 depending on market conditions. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

During the first half of 2005, we received proceeds of $53 million in connection with the issuance of our shares pursuant to our stock option and employee stock purchase plans as compared to $177 million for the same period in the prior year.

Contractual Obligations and Commitments
Certain of our business combinations involve the payment of contingent consideration. Certain earn-out payments are determined based on the acquired company’s achievement of certain regulatory and/or performance-related milestones and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At June 30, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4.5 billion, some of which may be payable in our common stock. The regulatory and performance-related milestones associated with the contingent consideration must be reached in certain future periods ranging from 2005 through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

Legal Matters

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

Note H in this quarterly report identifies all material developments with regard to any matters of litigation disclosed in our Form 10-K for the year ended December 31, 2004 or instituted since December 31, 2004. The developments that are disclosed below are those that we believe are the most significant.

On October 22, 1997, Cordis Corporation (Cordis), a subsidiary of Johnson & Johnson, filed a suit in the U.S. District Court for the District of Delaware for patent infringement against us and one of our subsidiaries, alleging that the importation and use of the NIR® stent infringes patents owned by Cordis. On March 24, 2005, a jury found that a single claim of one Cordis patent was valid and infringed. The jury only determined liability; any monetary damages will be determined at a later trial. We, however, have requested the judge to enter judgment in our favor as a matter of law, and intend to appeal any adverse decision. Even though it is reasonably possible that we may incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On January 13, 2003, Cordis filed suit in the U.S. District Court for the District of Delaware for patent infringement against us and one of our subsidiaries, alleging that our Express2™ coronary stent infringes a U.S. patent owned by Cordis. On August 4, 2004, the Court granted a Cordis motion to add our Liberté coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS Express 2, Express 2, Express™ Biliary and Liberté stents infringe a Johnson & Johnson patent, and that our Liberté stent infringes a second Johnson & Johnson patent. We plan to request the judge to enter judgment in our favor as a matter of law, and intend to appeal any adverse decision. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe one of our patents asserted in our counterclaim. The juries only determined liability; any monetary damages will be determined at a later trial. Even though it is reasonably possible that we may incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On March 13, 2003, we and one of our subsidiaries filed suit in the U.S. District Court for the District of Delaware for patent infringement against Johnson & Johnson and Cordis, alleging that their Cypher drug-eluting stent infringes a patent owned by us. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of our patents. The jury determined liability only; any monetary damages will be determined at a later trial.

On May 12, 2004, we (through a subsidiary) filed suit in the District Court of The Hague in The Netherlands against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3 delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. On June 8, 2005, the Court found that the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. Our appeal of the stay will be heard on August 25, 2005.

On April 5, 2001, Medinol filed a complaint in the U.S. District Court for the Southern District of New York against us alleging breaches of contract, fraud and other claims. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to our Express stent development program. Medinol seeks monetary and injunctive relief, as well as an end to our right to distribute Medinol stents and to gain access to certain of our intellectual property. Trial began on June 27, 2005, and is expected to continue through August or September 2005. At the request of the Court, the parties have been participating in nonbinding mediation. At this time, the mediation process has not produced a resolution, however, there can be no assurances that a future resolution would not be reached.

In October 1998, we recalled our NIR ON® Ranger™ with Sox™ coronary stent delivery system following reports of balloon leaks. Beginning in November 1998, the U.S. Department of Justice conducted an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger™ with Sox™ stent delivery system; aspects of our relationship with Medinol, the vendor of the stent; and related events. On June 24, 2005, we entered into a civil settlement with the U.S. Department of Justice. As part of the agreement, we agreed to pay $74 million. Also pursuant to the agreement, the Department of Justice filed a complaint in the U.S. District Court for the District of Massachusetts together with a Notice of Dismissal with prejudice. No charges were brought against us or any of our employees. The settlement involves no admission of any wrongdoing by us or any of our employees. We believe we acted legally, responsibly and appropriately at all times.

New Accounting Standard

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R), which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, our effective date for implementation of Statement No. 123(R) is January 1, 2006. We are currently evaluating which method we will use to adopt the requirements of Statement No. 123(R).

The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future and expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and net income per share in Note B to our condensed consolidated interim financial statements.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements.” Forward-looking statements may be identified by words like “anticipate,”“expect,”“project,”“believe,”“plan,”“estimate,”“intend” and similar words used in connection with, among other things, discussions of our financial performance, growth strategy, regulatory approvals, product development or new product launches, market position, sales efforts, intellectual property matters or acquisitions and divestitures. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

We do not intend to update these forward-looking statements even if new information becomes available or other events occur in the future. We have identified these forward-looking statements in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause actual results to differ materially from those expressed in forward-looking statements are described below.

Stents
•
Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

•
Our ability to achieve moderate growth in revenue, gross profit, earnings and cash flow resulting from the sale of our TAXUS stent system in the United States, to launch our TAXUS stent system in Japan during the first half of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS Liberté stent system, in Europe during the second half of 2005 and in the U.S. during the second half of 2006;

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

•	Our ability to develop products and technologies successfully in addition to our TAXUS drug-eluting stent technology; and

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives.

Strategic Alliances
•	Our ability to integrate the acquisitions and other strategic alliances we have consummated;

•	Our decision to exercise options to purchase certain strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

Cash Flow
•
Our ability to generate sufficient cash flow to fund our strategic investment and share repurchase programs over the next twelve months  and to maintain borrowing flexibility beyond the next twelve months;

•	Our ability to access the public debt market and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to record a 24 percent effective tax rate, excluding certain charges, during the remainder of 2005 and to recover substantially all of our deferred tax assets; and

•	Our ability to align expenses with future expected revenue levels and reallocate resources to support our future growth.

International Operations
•	Risks associated with international operations including compliance with local legal and regulatory requirements; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our revenues, expenses and resulting margins.

Litigation and Regulatory Compliance
•	The effect of litigation, risk management practices including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of stockholder, patent, product liability, Medinol and other litigation; and

•	Risks associated with regulatory compliance, quality systems standards and complaint-handling.

Other
•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3,860 million at June 30, 2005 and $4,171 million at December 31, 2004. The decrease in the outstanding amount is primarily due to the maturity of hedge contracts. We recorded $90 million of other assets and $31 million of other liabilities to recognize the fair value of these derivative instruments at June 30, 2005 as compared to $70 million of other assets and $129 million of other liabilities recorded at December 31, 2004. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $129 million at June 30, 2005 as compared to $163 million at December 31, 2004. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $149 million at June 30, 2005 as compared to $190 million at December 31, 2004. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our earnings and cash flow exposure to interest rate changes on U.S. dollar and Japanese yen denominated borrowings is partially offset by interest rate changes on U.S. dollar denominated cash investments. We use interest rate derivative instruments to manage our exposure to interest rate movements either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $1,100 million at June 30, 2005 and $1,600 million at December 31, 2004. The decrease in the notional amount is due to the maturity of hedge contracts related to our $500 million 6.625 percent senior notes that we repaid upon maturity during March 2005. We recorded $64 million of other assets to recognize the fair value of our interest rate derivative instruments at June 30, 2005 as compared to $32 million of other assets and $1 million of other liabilities recorded at December 31, 2004. A one percent increase in interest rates would decrease the derivative instruments’ fair value by $81 million at June 30, 2005 as compared to $84 million at December 31, 2004. A one percent decrease in interest rates would increase the derivative instruments’ fair value by $89 million at June 30, 2005 as compared to $92 million at December 31, 2004. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged borrowings.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 2:	UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of our equity securities that are registered pursuant to Section 12 of the Exchange Act during the second quarter ended June 30, 2005:

			Total # of Shares	Maximum # of Shares
			Purchased as Part of	that May Yet Be
	Total # of Shares	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Programs
4/1/05-4/30/05	4,186,500	$29.45	4,186,500	50,359,800
5/1/05-5/31/05	4,299,900	28.74	4,299,900	46,059,900
6/1/05-6/30/05	6,397,500	28.49	6,397,500	39,662,400
Total	14,883,900	$28.80(3)	14,883,900	39,662,400

The information regarding securities authorized for issuance under our equity compensation plans required by this Item is included below.

(1)
We purchased all shares on the open market or through privately negotiated transactions to provide shares for general corporate purposes, including issuances pursuant to our equity incentive plans or strategic alliances and acquisitions.

(2)
Between 1993 and September 2004, our Board of Directors authorized us to repurchase 119,600,000 shares (on a split-adjusted basis) of our common stock. As of October 2004, there were approximately 22,724,000 shares remaining under this repurchase authorization. On October 26, 2004, we announced that our Board of Directors authorized us to repurchase an additional 50,000,000 shares of our common stock, which brought our total number of shares that could be repurchased to 72,724,000. At the end of the second quarter of 2005, 39,662,400 shares of our common stock are remaining under this repurchase authorization. Our repurchase program does not have an expiration date.

(3)	Weighted average price paid per share.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Stockholders on May 10, 2005, and our stockholders voted on:

(i)	the election of four Class I Directors to hold office until our 2008 Annual Meeting of Stockholders;

(ii)	the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005; and

(iii)	a stockholder proposal requiring majority voting for the election of directors.

A total of 731,905,874 shares, or approximately 88%, of our common stock were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:

(i)	The individuals named below were re-elected to a three-year term as Class I directors:

Nominees	Votes For	Votes Withheld
Ray J. Groves	693,481,084	38,424,790
Peter M. Nicholas	707,564,630	24,341,244
Warren B. Rudman	719,388,360	12,517,514
James R. Tobin	713,954,545	17,951,329

John E. Abele, Ursula M. Burns, Joel L. Fleishman, Marye Anne Fox, Ernest Mario, N.J. Nicholas, Jr., John E. Pepper and Uwe E. Reinhardt all continue to serve as our directors.

(ii)
The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2005 was approved by a vote of 713,085,176 shares voting for, 12,207,950 shares voting against and 6,612,748 shares abstaining.

(iii)
The stockholder proposal requiring majority voting for the election of directors was not approved by a vote of 429,353,772 shares voting against, 208,271,133 shares voting for, 86,279,426 shares representing broker non-votes and 8,001,543 shares abstaining.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2005.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Chief Financial Officer and Executive Vice President - Finance & Administration