Form 10-Q
period 2005-09-30
BOSTON SCIENTIFIC CORP
filed 2005-11-08
CIK 885725

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: September 30, 2005

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of September 30, 2005

Common Stock, $.01 Par Value	819,484,069

Page 1 of 51 Pages
Exhibit Index on Page 50

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net sales	$1,511	$1,482	$4,743	$4,024
Cost of products sold	343	309	1,044	964
Gross profit	1,168	1,173	3,699	3,060

Selling, general and administrative expenses	444	504	1,346	1,227
Research and development expenses	181	145	506	411
Royalty expense	52	57	174	131
Amortization expense	47	34	114	82
Purchased research and development			276	64
Litigation-related charges	780	75	780	75
	1,504	815	3,196	1,990
Operating (loss)/income	(336)	358	503	1,070

Other income/(expense):
Interest expense	(21)	(19)	(58)	(44)
Other, net	5	9	8	9

(Loss)/income before income taxes	(352)	348	453	1,035
Income tax (benefit)/expense	(83)	90	159	270
Net (loss)/income	$(269)	$258	$294	$765

Net (loss)/income per common share - basic	$(0.33)	$0.31	$0.36	$0.91

Net (loss)/income per common share - assuming dilution	$(0.33)	$0.30	$0.35	$0.89

See notes to the unaudited condensed consolidated financial statements.

Boston Scientific Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
(in millions, except share data)	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$745	$1,296
Marketable securities	172	344
Trade accounts receivable, net	951	900
Inventories	428	360
Deferred income taxes	330	241
Other current assets	135	148
Total current assets	2,761	3,289

Property, plant and equipment, net	986	870
Intangible assets, net	3,532	3,340
Investments	581	529
Other assets	216	142
Total Assets	$8,076	$8,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year	$84	$1,228
Accounts payable and accrued expenses	981	1,010
Other current liabilities	77	367
Total current liabilities	1,142	2,605

Long-term debt	2,430	1,139
Deferred income taxes	354	259
Other long-term liabilities	249	142

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 1,200,000,000 shares,
844,565,292 shares issued at September 30, 2005 and December 31, 2004	8	8
Treasury stock, at cost - 25,081,223 shares at September 30, 2005
and 9,221,468 shares at December 31, 2004	(744)	(320)
Other stockholders’ equity	4,637	4,337
Total stockholders’ equity	3,901	4,025
Total Liabilities and Stockholders’ Equity	$8,076	$8,170

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2005	2004

Cash provided by operating activities	$393	$1,147

Investing activities:
Purchases of property, plant and equipment	(267)	(201)
Proceeds from sale of property, plant and equipment	17
Net maturities/(purchases) of marketable securities	172	(501)
Acquisitions of businesses, net of cash acquired	(178)	(804)
Payments related to prior year acquisitions	(25)	(85)
Net payments for investments in companies and acquisitions of certain technologies	(178)	(88)
Cash used for investing activities	(459)	(1,679)

Financing activities:
Net increase/(decrease) in commercial paper borrowings	1,095	(20)
Net (decrease)/increase in revolving borrowings	(411)	166
Net (decrease)/increase in notes payable, capital leases and long-term borrowings, net
of debt issuance costs	(505)	613
Repurchases of common stock for treasury	(734)
Proceeds from issuances of shares of common stock	77	208
Cash (used for)/provided by financing activities	(478)	967

Effect of foreign exchange rates on cash	(7)	(1)

Net (decrease)/increase in cash and cash equivalents	(551)	434
Cash and cash equivalents at beginning of period	1,296	671
Cash and cash equivalents at end of period	$745	$1,105

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2005

Note A - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ending September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the condensed consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific's Annual Report on Form 10-K for the year ended December 31, 2004.

Certain prior year’s amounts have been reclassified to conform to the current year presentation.

Note B - Stock Compensation Arrangements

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R), which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, the Company’s effective date for implementation of Statement No. 123(R) is January 1, 2006. The Company is considering adopting Statement No. 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

As permitted by Statement No. 123, the Company is currently accounting for share-based payments to employees using Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of Statement No. 123(R)’s fair value method will impact the Company’s statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net (loss)/income and net (loss)/income per share would have been reported as the following pro forma amounts:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

Net (loss)/income, as reported	$(269)	$258	$294	$765

Add: Stock-based employee compensation expense included
in net (loss)/income, net of related tax effects	4		9

Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	(19)	(17)	(53)	(48)

Pro forma net (loss)/income	$(284)	$241	$250	$717

Net (loss)/income per common share -

Basic
Reported	$(0.33)	$0.31	$0.36	$0.91
Pro forma	$(0.35)	$0.29	$0.30	$0.86

Assuming dilution
Reported	$(0.33)	$0.30	$0.35	$0.89
Pro forma	$(0.35)	$0.28	$0.30	$0.84

Under Opinion No. 25 and Statement No. 123, the Company recognizes compensation cost over the explicit vesting period, including awards subject to acceleration of vesting upon retirement. During the second quarter of 2005, the SEC Staff indicated for employees becoming eligible to retire during the explicit service period, such period is considered “nonsubstantive” for service performance. The SEC Staff accepts the practice of recognizing the compensation cost over the explicit service period in those cases, but only until such time as the Company adopts Statement No. 123(R). At that time, compensation cost will be recognized over the period through the date the employee first becomes eligible to retire. The impact on recognized compensation cost for the three and nine months ended September 30, 2005 and 2004 is not material had the Company applied the nonsubstantive vesting provisions of Statement No. 123(R).

Note C - Comprehensive (Loss)/Income

The following table provides a summary of the Company’s comprehensive (loss)/income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2005	2004	2005	2004
Net (loss)/income	$(269)	$258	$294	$765
Foreign currency translation adjustment	3	6	(36)	(5)
Net change in derivative financial instruments	10	8	97	46
Net change in equity investments	(30)	(25)	16	(47)

Comprehensive (loss)/income	$(286)	$247	$371	$759

Note D - Earnings per Share

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions, except per share data)	2005	2004	2005	2004

Basic
Net (loss)/income	$(269)	$258	$294	$765
Weighted average shares outstanding	819.9	843.8	827.8	838.1
Net (loss)/income per common share	$(0.33)	$0.31	$0.36	$0.91

Assuming dilution
Net (loss)/income	$(269)	$258	$294	$765
Weighted average shares outstanding	819.9	843.8	827.8	838.1
Net effect of common stock equivalents		17.2	12.5	20.6
Total	819.9	861.0	840.3	858.7
Net (loss)/income per common share	$(0.33)	$0.30	$0.35	$0.89

Potential common shares of 11 million were excluded from the computation of earnings per share, assuming dilution, for the first nine months of 2005 because the exercise prices of these potential common shares were greater than the average market price of the Company’s common shares during the quarter.

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

In June 2005, the Company completed its acquisition of 100 percent of the fully diluted equity of Rubicon Medical Corporation (Rubicon) for approximately $70 million in addition to its previous investments of approximately $20 million. The Company may also make earn-out payments in the future that are contingent upon Rubicon achieving certain regulatory and performance related-milestones. Rubicon is a developer of embolic protection filters for use in interventional cardiovascular procedures. The acquisition was intended to strengthen the Company’s leadership position in interventional cardiovascular procedures.

Purchased Research and Development
The Company’s 2005 purchased research and development consisted of $130 million relating to the acquisition of TriVascular; $73 million relating to the acquisition of AST; $45 million relating to the acquisition of Rubicon; and $3 million relating to the acquisition of CryoVascular. In addition, the Company’s accounting policy is to record certain costs associated with its strategic alliances as purchased research and development. In accordance with this policy, the Company recorded $25 million of purchased research and development in conjunction with obtaining distribution rights for new brain monitoring technology that Aspect Medical Systems, one of the Company’s strategic partners, is currently developing. This technology is designed to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions.

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

The most significant in-process projects acquired in conjunction with the Company’s 2005 acquisitions included TriVascular’s AAA stent-graft and AST’s PetalTM bifurcation stent, which collectively represented 73 percent of the 2005 acquired in-process projects. TriVascular’s AAA stent-graft design reduces the size of the stent-graft by replacing much of the metal stent assembly with a polymer that is injected into channels within the stent-graft during the procedure. The cost to complete the AAA stent-graft is estimated to be approximately $100 million. As of the date the Company acquired TriVascular, it expected the AAA stent-graft to be commercially available on a worldwide basis in approximately 4 years.

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

The condensed consolidated financial statements include the operating results of these acquisitions from the date of acquisition. Pro forma information is not presented, as the results of operations of these entities prior to the date of acquisition individually or in the aggregate are not material to the Company. The aggregate purchase price for these acquisitions has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition. The estimated excess of purchase price over the fair value of the net tangible assets acquired was allocated to identifiable intangible assets, including purchased research and development, based on detailed valuations that used information and assumptions provided by management. In conjunction with its 2005 acquisitions, the Company obtained approximately $250 million in technology-related intangible assets, with a weighted-average useful life of 18 years. Further, as of September 30, 2005, the Company has recorded a liability of $104 million to account for the excess of the fair value of the assets acquired over the initial purchase price for certain of the Company’s acquisitions. This liability will be reduced in conjunction with the future settlement of contingent consideration arrangements.

Contingent Consideration
Certain of the Company’s business combinations involve the payment of contingent consideration. Certain earn-out payments are determined based on the acquired company’s achievement of certain regulatory and/or performance-related milestones and, consequently, the Company cannot currently determine the total payments. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At September 30, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that it could be required to make associated with its business combinations is approximately $4.5 billion, some of which may be payable in the Company’s common stock. The regulatory and performance-related milestones that must be reached before the contingent consideration is payable will occur or will not occur in certain future periods ranging from 2005 through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

Note F - Other Balance Sheet Information

Components of selected captions in the condensed consolidated interim balance sheets are as follows:

(in millions)	September 30, 2005	December 31, 2004

Trade Accounts Receivable
Accounts receivable	$1,021	$980
Less: allowances	70	80
	$951	$900

Inventories
Finished goods	$281	$238
Work-in-process	73	65
Raw materials	74	57
	$428	$360

Property, Plant and Equipment
Property, plant and equipment	$1,806	$1,645
Less: accumulated depreciation	820	775
	$986	$870

Intangible Assets
Intangible assets	$4,164	$3,871
Less: accumulated amortization	632	531
	$3,532	$3,340

Note G - Borrowings and Credit Arrangements

During the first nine months of 2005, the Company received net borrowing proceeds of $179 million. These proceeds are primarily from approximately $1,095 million in net commercial paper issuances, offset by a repayment of its $500 million 6.625 percent senior notes that matured in March 2005 and its 45 billion Japanese yen (approximately $400 million) credit facility borrowings that matured in September 2005.

During the first nine months of 2005, the Company refinanced its revolving credit facilities to extend the maturity of one credit facility and to reduce the total borrowing capacity by $165 million. At September 30, 2005, the Company’s revolving credit facilities totaled approximately $2,020 million and consisted of a $1,500 million credit facility that terminates in May 2009; a $500 million credit facility that terminates in May 2010 and contains an option to increase the facility size by an additional $500 million in the future; and a $20 million uncommitted credit facility that terminates in May 2006. Use of these borrowings is unrestricted and the borrowings are unsecured. The revolving credit facilities provide borrowing capacity and support the commercial paper program. The Company had $1,375 million of commercial paper outstanding at September 30, 2005 at a weighted average interest rate of 3.73 percent and $280 million outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent.

In addition, the Company decreased its credit and security facility that is secured by its U.S. trade receivables from $400 million to $100 million, effective April 30, 2005. This credit and security facility terminates in August 2006. As of September 30, 2005 and December 31, 2004, there were no outstanding borrowings under this credit and security facility.

As of September 30, 2005, the Company had the ability and intent to refinance a portion of its short-term debt on a long-term basis through its revolving credit facilities and expected that a minimum of $1,300 million of its short-term obligations, consisting of commercial paper, would remain outstanding beyond a twelve-month period. Accordingly, at September 30, 2005, the Company classified $1,300 million of its short-term borrowings as long-term borrowings. No such reclassification was made at December 31, 2004.

Given favorable market conditions, the Company is considering the issuance of up to $750 million in long-term debt securities during the fourth quarter of 2005 under a public registration statement that was previously filed with the SEC.  As of the end of the third quarter of 2005, the Company has $1,000 million available under this public registration statement to issue various debt and equity securities. In the event that the Company issues long-term debt securities, it anticipates filing a new public registration statement with the SEC to increase the amount of debt and equity securities it can issue from the $250 million remaining under the existing registration statement to a total of $1,500 million to maintain its ready access to the public capital markets.

Note H - Commitments and Contingencies

The Company is involved in various legal and regulatory proceedings, including intellectual property, breach of contract and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. The Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, these costs are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. The accrual for regulatory and litigation-related costs that were probable and estimable was $23 million at September 30, 2005 and $99 million at December 31, 2004. The decrease in the accrual at September 30, 2005 reflects the $74 million settlement payment to the Department of Justice made during the second quarter of 2005.

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

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent and also asked the Dutch Patent Office for technical advice about the validity of the amended patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. At this time, no further proceedings have occurred in the Dutch Court.

On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis’ Bx Velocity® stent delivery system infringes a published utility model owned by Medinol Ltd. (Medinol)

and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001, and on June 6, 2001, the Court issued a written decision that Cordis’ Bx Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal originally scheduled for April 3, 2003 was suspended until decisions are rendered in two actions pending in the U.S. District Court of New York between Medinol and the Company. On October 19, 2004, Medinol filed an Intervention action requesting that the Court declare that the Company is not entitled to bring the infringement claim against Cordis and to declare that Cordis infringes the Medinol utility model. As a result of the Company’s recent settlement with Medinol, the Company assigned all of its rights to bring the suit and rights to damages to Medinol.

On March 26, 2002, the Company and Target Therapeutics, Inc. (Target), a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment in favor of the Company finding infringement of one of the patents. On February 3, 2005, the Court granted a stay in the proceedings pending reexamination of two of the patents by the U.S. Patent and Trademark Office. Summary judgment motions on the validity of the remaining patent are pending with one hearing held on September 26, 2005, and another scheduled for November 14, 2005.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company’s Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On February 14, 2003, Cordis filed a motion requesting a preliminary injunction. The Company answered the complaint, denying the allegations, and filed a counterclaim against Cordis, alleging that certain products sold by Cordis infringe a patent owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Cordis appealed the denial of its motion and a hearing was held on April 5, 2004. On May 28, 2004, the Court of Appeals affirmed the denial of the preliminary injunction. On August 4, 2004, the Court granted a Cordis motion to add the Company’s Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that the Company's TAXUS® Express2, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe the patent in the Company’s counterclaim. The juries only determined liability; monetary damages will be determined at a later trial. The Company has requested the judge to enter judgment in its favor as a matter of law. The Company intends to appeal any adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. On March 20, 2003, the Company filed a motion seeking a preliminary injunction with respect to the sale of the Cypher drug-eluting stent in the United States. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the District Court of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. A hearing on the preliminary injunction motion was held and on November 21, 2003, the Court denied the motion for a preliminary injunction. Following the announcement on February 23, 2004 by Guidant Corporation (Guidant) of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. In March 2005, the Company filed a stipulated dismissal as to three of the patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of the Company's patents. The jury upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson has requested the judge to enter judgment in its favor as a matter of law. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant originally scheduled for October 17, 2005 has been rescheduled until March, 2006.

On May 12, 2004, the Company (through its subsidiary Schneider Europe GmbH) filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe the Company's patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the lower court's ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in the Netherlands. Damages for Cordis’ infringing acts in the Netherlands will be determined at a later date. Cordis’ appeal of the validity and infringement ruling by The Hague court remains pending.

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

On January 15, 2004, Medtronic Vascular, Inc. (Medtronic Vascular), a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company’s Express coronary stent and Express2 coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. The Company has answered, denying the allegations of the complaint. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal has not yet been scheduled.

Litigation Relating to Advanced Neuromodulation Systems, Inc.
On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also included allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On June 25, 2004, Advanced Bionics filed a motion to dismiss and a request for transfer of venue to California. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, Advanced Bionics’ motion to dismiss and transfer was denied, but the Court granted, in part, the motion to move the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim seeks monetary and injunctive relief. A patent claim interpretation hearing was held on April 15, 2005. On May 18, 2005, the Court granted ANSI's motion to sever the patents alleged in Advanced Bionics’

counterclaim. Trial on the ANSI patent claims is expected to begin in February 2006. Trial on the Advanced Bionics patent claims and arbitration in the trade secret claims have not yet been scheduled.

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

Litigation with Medinol Ltd.
On September 21, 2005, the Company and Medinol Ltd. (Medinol) reached a settlement resolving all outstanding litigation between the parties. Under the terms of the settlement, the Company paid Medinol $750 million, and the parties agreed to a mutual release of most existing claims against each other, effectively dismissing all outstanding stent litigation, including all disputes with respect to the Express and TAXUS Express stents, the termination of all agreements between each other, including the supply agreement, the cancellation of our equity investment in Medinol, the establishment of an arbitration process to be the sole forum to hear any future disputes that may arise involving certain Medinol patents, in which Medinol has agreed to limit any relief it seeks to reasonable royalties, and a covenant by Medinol not to sue the Company under certain Medinol patents other than through the established arbitration process.

On April 5, 2001, Medinol filed a complaint against the Company and certain of its current and former employees alleging breaches of contract, fraud and other claims. The suit was filed in the U.S. District Court for the Southern District of New York seeking monetary and injunctive relief. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to the Company’s Express stent development program. Medinol seeks monetary and injunctive relief, as well as an end to the Company’s right to distribute Medinol stents and to gain access to certain Company intellectual property. On April 30, 2001, the Company answered and countersued Medinol and its principals, seeking monetary and injunctive relief. During the last quarter of 2001, the Court dismissed several of the individuals from the case. Summary judgment hearings were held in November and December 2003. On December 2, 2004, the Court granted summary judgment in part and denied summary judgment in part, dismissing the remaining individuals and dismissing all of the jury claims. Trial began on June 27, 2005, and continued through September 2005. Pursuant to the Settlement Agreement between the Company and Medinol, this case has been dismissed with prejudice.

On June 11, 2001, the Company filed suit in the Jerusalem District Court in Israel against Medinol and its controlling shareholders, alleging among other things, loss of faith among Medinol’s shareholders, breach of duty by Medinol management and misappropriation of corporate opportunities, including trade secrets and intellectual property. The suit seeks, among other things, monetary relief and costs. Preliminary motions were heard on October 29, 2001. Medinol and its shareholders requested the Court to strike the claim on the grounds of lack of jurisdiction. The Court rejected the motion except for the nomination of a director to Medinol, which was referred to the District Court of New York. A preliminary hearing originally scheduled for June 9, 2003 was canceled and had not yet been rescheduled. Pursuant to the Settlement Agreement between the Company and Medinol, this case has been dismissed with prejudice.

On April 22, 2002, Medinol filed suit against Boston Scientific Medizintechnik GmbH, a German subsidiary of the Company, alleging that the Company’s Express stent infringes four German patents and three utility models owned by Medinol. The suit was filed in Dusseldorf, Germany. On June 24, 2003, the German Court found that the Express stent infringes one German patent and one utility model asserted by Medinol and enjoined sales in Germany. Medinol appealed the finding of noninfringement on two of its patents and the Company appealed the finding of infringement of the utility model. In 2004, the Court of Appeals stayed the injunction of the Express stent pending the outcome of the appeal of the utility model. On March 31, 2004, the European Patent Office declared the infringed patent invalid. A hearing on the appeal was held in January 2005, and on February 24, 2005, the Court found the Company did not infringe two of the Medinol patents. The appeal as to the infringed utility model has been stayed pending the outcome of a related cancellation proceeding. The Court stayed its decision on the fourth patent pending the decision of an opposition hearing in the European Patent Office. On May 3, 2005, the European Patent Office declared the patent invalid. On December 6, 2004, Medinol filed an Extension of Complaint alleging infringement of another German patent, and a hearing on the merits had been scheduled for January 31, 2006. Pursuant to the Settlement Agreement between the Company and Medinol, this case has been dismissed with prejudice.

On January 21, 2003, Medinol filed suit against several of the Company’s international subsidiaries in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief covering The Netherlands, Austria, Belgium, the United Kingdom, Ireland, Switzerland, Sweden, Spain, France, Portugal and Italy, alleging the Company’s Express stent infringes four European patents owned by Medinol. A hearing was held on October 10, 2003, and a decision was rendered on December 17, 2003 finding the Company infringes one patent. The Court, however, granted no cross-border relief. The Company appealed the finding and filed nullity actions against one of the patents in Ireland, France, Italy, Spain, Sweden, Portugal and Switzerland. On March 31, 2004, the European Patent Office declared this patent invalid. The Court’s injunction and damages order have been dismissed. Medinol appealed the Court’s decision with respect to the remaining three patents seeking an expedited review of the claims by the Court. A hearing was held on March 14, 2005. On May 3, 2005, the European Patent Office declared one of these patents invalid. On June 9, 2004, Medinol filed a kort geding proceeding against the Company’s same international subsidiaries alleging that the sale of the Express and TAXUS coronary stent systems infringe one of the patents on appeal from the 2003 suit. The suit was filed in the District Court of The Hague, The Netherlands seeking preliminary injunctive relief. On August 5, 2004, the Court denied Medinol’s request for preliminary injunctive relief. On September 1, 2004, Medinol filed an appeal. Pursuant to the Settlement Agreement between the Company and Medinol, this case has been dismissed with prejudice.

On April 30, 2004, Medinol filed suit against the Company alleging that the Company’s Express and TAXUS stent systems infringe a utility model owned by Medinol. The suit was filed in Dusseldorf, Germany. A hearing originally schedule for April 21, 2005 was cancelled and proceedings were been stayed pending the outcome of a related invalidity action. Pursuant to the Settlement Agreement between the Company and Medinol, this case has been dismissed with prejudice.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing was held on both appeals on April 14, 2005. The Court had requested an expert to provide more evidence. A hearing has not yet been scheduled.

On September 25, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company appealed the Court’s decision in December 2003. A hearing on the appeal has not yet been scheduled.

The September 10, 2002 and September 25, 2002 suits filed by the Company against Medinol were not dismissed as part of the Settlement Agreement.

Other Patent Litigation
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company’s Schneider Worldwide subsidiaries and Pfizer Inc. (Pfizer) and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries answered, denying the allegations of the complaint. The Company filed a motion to dismiss the case and a hearing on the motion was held on August 27, 2004. On November 2, 2004, the Court granted the Company’s motion and the case was dismissed with prejudice. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. A hearing on the appeal was held on October 25, 2005.

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

On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. (Angiotech) filed suit against Conor Medical System, Inc. (Conor) in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing date has not yet been scheduled but is expected for Summer 2006.

On April 4, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. (Sahajanand) in The Hague, Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing is scheduled for March 10, 2006.

On May 19, 2005, G. David Jang, M.D. filed suit against the Company alleging breach of contract relating to certain patent rights assigned to the Company covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and recision of the contract. On June 24, 2005, the Company answered denying the allegations and filed a counterclaim.

On September 7, 2005, Dr. Shaun L. W. Samuels filed suit against the Company alleging misappropriation of trade secrets, unfair competition and that one of the Company’s development-stage products infringe a patent owned by Dr. Samuels. The suit was filed in the U.S. District Court, Eastern District of Texas seeking monetary damages and injunctive relief.

Department of Justice Investigation
In October 1998, the Company recalled its NIR ON® Ranger™ with Sox™ coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice had been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger™ with Sox™ stent delivery system; aspects of its relationship with Medinol, the vendor of the stent; and related events. On June 24, 2005, the Company entered into a civil settlement with the U.S. Department of Justice. As part of the agreement, the Company agreed to pay $74 million. Also pursuant to the agreement, the Department of Justice filed a complaint in the U.S. District Court for the District of Massachusetts together with a Notice of Dismissal with prejudice. No charges were brought against the Company or any employee. The settlement involves no admission of any wrongdoing by the Company or any of its employees. The Company believes it acted legally, responsibly and appropriately at all times.

Other Proceedings

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit for and on behalf of the Company in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against the Company’s directors, certain of its current and former officers and the Company as nominal defendant. The complaint alleges, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company and in the use and preservation of the Company’s assets. The complaint also alleges that as a result of the alleged misconduct and the purported failure to publicly disclose material information certain directors and officers sold Company stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits seek a declaration of the directors’ and officers’ alleged breaches, unspecified damages sustained by the Company as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. The Company believes the suits will be consolidated.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired the Company’s securities during the period March 31, 2003 through August 23, 2005, alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaint principally alleges that the Company did not adequately disclose its ability to satisfy FDA regulations governing medical device product quality, which resulted in the artificial inflation of the Company’s stock price and enabled certain of the Company’s officers to profit from the sale of Company stock at such inflated prices. The complaint seeks unspecified damages, equitable, and injunctive relief. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively on behalf of themselves and all others similarly situated, filed a purported securities class action suit in the same Court on behalf of the same purported class, alleging similar misconduct and seeking similar relief. The Company believes the suits will be consolidated.

On March 3, 2005, the African Assistance Program filed a charge of discrimination with the Minnesota Department of Human Rights and the Minnesota office of the U.S. Equal Employment Opportunity Commission, purportedly on behalf of certain of the Company’s black employees of African national origin, alleging discriminatory and retaliatory employment practices in violation of Title VII of the Civil Rights Act of 1964, as amended. At present, the EEOC is handling this matter on behalf of both agencies. On August 19, 2005, the Company responded, denying the allegations of the charge and moved to dismiss the matter.

Note I - Tax Rate

The following table provides a summary of the Company’s reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2005	2004	(Decrease)/Increase
Reported tax rate	24%	26%	(2%)

Impact of certain charges*	0%	(2%)	2%

	Nine Months Ended September 30,		Percentage Point
	2005	2004	Increase/(Decrease)
Reported tax rate	35%	26%	9%

Impact of certain charges*	(11%)	(2%)	(9%)

*These charges are taxed at different rates than the Company’s effective tax rate.

For the third quarter of 2005, the Company’s reported tax rate decreased as compared to the same period in the prior year primarily due to the net impact of certain charges that are taxed at different rates than the Company’s effective tax rate. These charges included: certain litigation-related charges; an enhancement to the Company’s 401(k) Plan; and asset write-downs and employee-related costs that resulted from certain business optimization initiatives.

For the first nine months of 2005, the Company’s reported tax rate increased as compared to the same period in the prior year primarily due to the net impact of certain charges that are taxed at different rates than the Company’s effective tax rate. These charges included: certain litigation-related charges; purchased research and development; an enhancement to the Company’s 401(k) Plan; costs related to certain retirement benefits; asset write-downs and employee-related costs that resulted from certain business optimization initiatives; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act.

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

(in millions)	United States	Europe	Japan	Inter- Continental	Total

Three months ended September 30, 2005
Net sales	$926	$276	$142	$158	$1,502
Operating income	416	147	74	74	711

Three months ended September 30, 2004
Net sales	$979	$236	$144	$122	$1,481
Operating income	515	125	80	51	771

Nine months ended September 30, 2005
Net sales	$2,924	$846	$431	$473	$4,674
Operating income	1,408	445	230	215	2,298

Nine months ended September 30, 2004
Net sales	$2,499	$707	$452	$357	$4,015
Operating income	1,236	366	262	158	2,022

A reconciliation of the totals reported for the reportable segments to the applicable line items in the condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2005	2004	2005	2004
Net Sales
Total net sales allocated to
reportable segments	$1,502	$1,481	$4,674	$4,015
Foreign exchange	9	1	69	9
	$1,511	$1,482	$4,743	$4,024
Income before Income Taxes
Total operating income allocated to
reportable segments	$711	$771	$2,298	$2,022
Manufacturing operations	(111)	(96)	(327)	(274)
Corporate expenses and foreign exchange	(128)	(132)	(367)	(429)
Purchased research and development			(276)	(64)
Litigation-related charges	(780)	(75)	(780)	(75)
Cost of certain retirement benefits		(110)	(17)	(110)
Cost of certain business optimization initiatives	(28)		(28)
	(336)	358	503	1,070
Other expense, net	(16)	(10)	(50)	(35)
	$(352)	$348	$453	$1,035

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties, including interventional cardiology, peripheral interventions, vascular surgery, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. Our mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This mission is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through strategic acquisitions and alliances.

Results of Operations

Financial Summary

Three Months Ended September 30, 2005

Our net sales for the third quarter of 2005 increased to $1,511 million from $1,482 million for the third quarter of 2004, an increase of two percent. Excluding the favorable impact of $8 million of foreign currency fluctuations, our net sales increased one percent. Our reported net loss for the third quarter was $269 million, or $0.33 per diluted share, as compared to net income of $258 million, or $0.30 per diluted share, for the third quarter of 2004. Our reported results for the third quarter of 2005 included charges (after-tax) of $616 million, or $0.75 per share, which primarily consisted of $598 million in charges related to a litigation settlement with Medinol Ltd. and $18 million of asset write-downs and employee-related costs that resulted from certain business optimization initiatives. Our reported results for the third quarter of 2004 included charges (after-tax) of $146 million, or $0.17 per share, which consisted of a $75 million provision for a civil settlement with the U.S. Department of Justice and a $71 million enhancement to our 401(k) Retirement Savings Plan.

Nine Months Ended September 30, 2005

Our net sales for the first nine months of 2005 increased to $4,743 million from $4,024 million for the same period in the prior year, an increase of 18 percent. Excluding the favorable impact of $60 million of foreign currency fluctuations, our net sales increased 16 percent. Our reported net income for the first nine months of 2005 was $294 million, or $0.35 per diluted share, as compared to $765 million, or $0.89 per diluted share, for the same period in the prior year. Our reported results for the first nine months of 2005 included charges (after-tax) of $888 million, or $1.06 per share, which consisted of charges related to: a litigation settlement with Medinol; purchased research and development primarily attributable to our recent acquisitions; expenses related to certain retirement benefits; costs that resulted from certain business optimization initiatives; and a tax adjustment associated with a technical correction made to the American Jobs Creation Act. Our reported results for the first nine months of 2004 included charges (after-tax) of $210 million, or $0.24 per share, which consisted of: a provision for a civil settlement with the U.S. Department of Justice; an enhancement to our 401(k) Plan; and purchased research and development.

Net Sales

The following tables provide our net sales by region and the relative change on an as reported and constant currency basis:

	Three Months Ended September 30,		Change
			As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

United States	$926	$979	(5%)	(5%)

Europe	274	236	16%	17%
Japan	140	144	(3%)	(1%)
Inter-Continental	171	123	39%	30%
International	585	503	16%	15%

Worldwide	$1,511	$1,482	2%	1%

	Nine Months Ended September 30,		Change
			As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

United States	$2,924	$2,499	17%	17%

Europe	871	707	23%	20%
Japan	440	456	(4%)	(5%)
Inter-Continental	508	362	40%	32%
International	1,819	1,525	19%	15%

Worldwide	$4,743	$4,024	18%	16%

Our international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

U.S. Net Sales
During the third quarter of 2005, our U.S. net sales decreased by $53 million, or five percent, as compared to the third quarter of 2004. The decrease primarily related to a $98 million decrease in sales of our TAXUS® Express2TM paclitaxel-eluting coronary stent system to $404 million for the third quarter of 2005 from $502 million for the same period in the prior year due principally to competitive pressures. Growth in each of our other U.S. divisions partially offset this decrease, including increased net sales of $24 million from our Endosurgery divisions and $15 million from our Neuromodulation division. We established the Neuromodulation division following our June 2004 acquisition of Advanced Bionics Corporation.

During the first nine months of 2005, our U.S. net sales increased by $425 million, or 17 percent, as compared to the same period in the prior year. The increase primarily related to $1,365 million in sales of our TAXUS stent system for the first nine months of 2005 as compared to $1,068 million for the same period in the prior year. We launched our TAXUS stent system in the U.S. late in the first quarter of 2004. The remainder of the increase in our U.S. net sales primarily related to sales growth of $61 million from our Endosurgery divisions and $58 million from our Neuromodulation division.

International Net Sales
During the third quarter of 2005, our international net sales increased by $82 million, or 16 percent, as compared to the third quarter of 2004. Excluding the effects of foreign currency fluctuations, international net sales increased $74 million, or 15 percent. The increase primarily related to $197 million in sales of the TAXUS stent system in our Europe and Inter-Continental markets for the third quarter of 2005 as compared to $138 million for the third quarter of 2004. As of September 30, 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 46 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 32 percent at the end of the third quarter of 2004. In our Europe and Inter-Continental markets, conversion rates have been more gradual than in the U.S. primarily due to the timing of local reimbursement and funding levels. The remainder of the increase in our international net sales was primarily due to incremental growth of $16 million from our Endosurgery divisions.

During the first nine months of 2005, our international net sales increased by $294 million, or 19 percent, as compared to the same period in the prior year. Excluding the effects of foreign currency fluctuations, international net sales increased $234 million, or 15 percent. The increase primarily related to $585 million in sales of the TAXUS stent system in our Europe and Inter-Continental markets for the first nine months of 2005 as compared to $385 million for the same period in the prior year. The remainder of the increase in international net sales was primarily due to incremental growth of $50 million from our Endosurgery divisions.

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

The following tables provide our net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended September 30,		Change
			As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

Cardiovascular	$1,068	$1,107	(4%)	(4%)
Electrophysiology	32	32	0%	0%
Neurovascular	67	60	12%	12%
Cardiovascular	1,167	1,199	(3%)	(3%)

Oncology	52	46	13%	15%
Endoscopy	172	157	10%	9%
Urology/Gynecology	85	66	29%	28%
Endosurgery	309	269	15%	15%

Neuromodulation	35	14	150%	155%

Worldwide	$1,511	$1,482	2%	1%

	Nine Months Ended September 30,		Change
			As Reported	Constant
(in millions)	2005	2004	Currency Basis	Currency Basis

Cardiovascular	$3,428	$2,922	17%	16%
Electrophysiology	97	95	2%	1%
Neurovascular	206	186	11%	8%
Cardiovascular	3,731	3,203	16%	15%

Oncology	154	137	12%	11%
Endoscopy	519	474	9%	8%
Urology/Gynecology	238	189	26%	25%
Endosurgery	911	800	14%	13%

Neuromodulation	101	21	381%	376%

Worldwide	$4,743	$4,024	18%	16%

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Gross profit	1,168	77.3	1,173	79.1	3,699	78.0	3,060	76.0

During the third quarter of 2005, our gross profit, as a percentage of net sales, decreased by 1.8 percentage points as compared to the third quarter of 2004. Our gross profit for the third quarter of 2005 was reduced as a percentage of net sales by 0.9 percentage points due to shifts in our sales mix from higher margin products, primarily as a result of decreased sales of our TAXUS stent systems in the U.S. In addition, our gross profit for the third quarter of 2005 was reduced as a percentage of net sales by 0.7 percentage points due to period expenses, including manufacturing start-up costs primarily associated with our next-generation drug-eluting stent product, the TAXUS Liberté™ coronary stent system.

During the first nine months of 2005, our gross profit, as a percentage of net sales, increased by 2.0 percentage points as compared to the same period in the prior year. Shifts in our product sales mix toward higher margin products, primarily drug-eluting coronary stent systems in the U.S., increased our gross profit as a percentage of net sales by approximately 0.8 percentage points. Our gross profit during the first nine months of 2005 was favorably impacted by 1.4 percentage points due to $57 million in inventory write-downs in 2004, including a $43 million write-down attributable to our recalls of certain coronary stent systems and a $14 million write-down attributable to our first quarter write-down of TAXUS stent system inventory due to shelf-life dating. Our gross profit for the first nine months of 2005 was reduced as a percentage of net sales by 0.9 percentage points due to period expenses, including manufacturing start-up costs primarily associated with our next-generation drug-eluting stent product, the TAXUS Liberté stent system. The remaining fluctuation in gross profit as a percentage of net sales primarily related to the favorable impact of changes in foreign exchange rates and related hedging activities.

Operating Expenses

The following is a summary of certain operating expenses:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2005		2004		2005		2004
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Selling, general and administrative
expenses	444	29.4	504	34.0	1,346	28.4	1,227	30.5
Research and development expenses	181	12.0	145	9.8	506	10.7	411	10.2
Royalty expense	52	3.4	57	3.8	174	3.7	131	3.3
Amortization expense	47	3.1	34	2.3	114	2.4	82	2.0

Selling, General and Administrative (SG&A) Expenses
During the third quarter of 2005, our SG&A expenses decreased by $60 million, or 12 percent, as compared to the third quarter of 2004. As a percentage of our net sales, SG&A expenses decreased to 29.4 percent for the third quarter of 2005 from 34.0 percent for the third quarter of 2004. The decrease in our SG&A expenses primarily related to the third quarter 2004 charge of $110 million associated with an enhancement to our 401(k) Plan. The decrease is partially offset by approximately $16 million due to increased headcount and higher compensation expense in the third quarter of 2005 mainly attributable to the expansion of sales forces within our Interventional Cardiology and Endosurgery divisions and costs related to market development initiatives, and approximately $11 million in employee-related costs primarily as a result of optimization initiatives within our Human Resources function. In addition, our SG&A expenses for the third quarter of 2005 included approximately $15 million in incremental operating expenses associated with our 2004 and 2005 acquisitions, primarily Advanced Bionics.

During the first nine months of 2005, our SG&A expenses increased by $119 million, or 10 percent, as compared to the same period in the prior year. The increase in our SG&A expenses primarily related to: approximately $90 million in increased headcount and higher compensation expense mainly attributable to the expansion of sales forces within our Interventional Cardiology and Endosurgery divisions and costs related to market development initiatives; $17 million in costs related to certain retirement benefits; approximately $11 million in employee-related costs primarily as a result of optimization initiatives within our Human Resources function; and approximately $14 million in increased expense due to foreign currency fluctuations. In addition, our SG&A expenses for the first nine months of 2005 included approximately $56 million in incremental operating expenses associated with our 2004 and 2005 acquisitions, primarily Advanced Bionics. In 2004, our SG&A expenses included a charge of $110 million attributable to an enhancement to our 401(k) Plan. The remaining change in our SG&A expenses for the first nine months of 2005 as compared to the same period in the prior year was due to incremental increases that were individually immaterial. As a percentage of our net sales, SG&A expenses decreased to 28.4 percent for the first nine months of 2005 from 30.5 percent for the same period in the prior year due to the significant increase in our net sales.

Research and Development Expenses
Our research and development expenses reflect ongoing spending to enhance our clinical and regulatory infrastructure and provide additional funding for our research and development on next-generation and novel technology offerings across multiple programs and divisions. For the third quarter of 2005, our research and development expenses increased by $36 million, or 25 percent, as compared to the third quarter of 2004. As a percentage of our net sales, research and development expenses increased to 12.0 percent for the third quarter of 2005 from 9.8 percent for the third quarter of 2004. This increase primarily related to $17 million in incremental research and development expenses attributable to our 2004 and 2005 acquisitions, primarily Advanced Bionics and TriVascular, Inc. In addition, we increased spending on internal research and development projects within our Endosurgery divisions by $8 million, including increased spending on our EndovationsTM Endoscopy System.

For the first nine months of 2005, our research and development expenses increased by $95 million, or 23 percent, as compared to the same period in the prior year. As a percentage of our net sales, research and development expenses increased to 10.7 percent for the first nine months of 2005 from 10.2 percent for the same period in the prior year. This increase primarily related to $51 million in incremental research and development expenses attributable to our 2004 and 2005 acquisitions, primarily Advanced Bionics and TriVascular. In addition, we increased spending on our internal research and development projects within our Endosurgery divisions by $20 million, including increased spending on our Endovations Endoscopy System.

Royalty Expense

For the third quarter of 2005, our royalty expense decreased by $5 million, or nine percent, as compared to the third quarter of 2004. As a percentage of our net sales, royalty expense decreased to 3.4 percent for the third quarter of 2005 from 3.8 percent for the same period in the prior year. The decrease in our royalty expense related to decreased net sales of royalty-bearing products for the third quarter of 2005, primarily sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system decreased by $5 million to $39 million for the third quarter of 2005 as compared to the third quarter of 2004.

For the first nine months of 2005, our royalty expense increased by $43 million, or 33 percent, as compared to the same period in the prior year. As a percentage of our net sales, royalty expense increased to 3.7 percent for the first nine months of 2005 as compared to 3.3 percent for the same period in the prior year. The increase in our royalty expense related to sales growth of royalty-bearing products during the first nine months of 2005, primarily sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system increased by $39 million to $134 million for the first nine months of 2005 as compared to the same period in the prior year.

Amortization Expense

For the third quarter of 2005, our amortization expense increased by $13 million, or 38 percent, as compared to the third quarter of 2004. The increase in our amortization expense was primarily due to a $10 million write-off of intangible assets related to our Enteryx® Liquid Polymer Technology (Enteryx), a discontinued technology platform obtained as a part of our Enteric Medical Technologies, Inc. (EMT) acquisition. The write-off resulted from our decision during the third quarter of 2005 to cease selling the Enteryx product.

For the first nine months of 2005, our amortization expense increased by $32 million, or 39 percent, as compared to the same period in the prior year. The increase in our amortization expense primarily related to a $10 million write-off of intangible assets related to Enteryx, a discontinued technology platform obtained as a part of our EMT acquisition. In addition, the increase in our amortization expense related to the amortization of intangible assets from our 2004 and 2005 acquisitions, primarily Advanced Bionics.

Interest Expense

For the first nine months of 2005, our interest expense increased to $58 million as compared to $44 million for the same period in the prior year. The increase in our interest expense primarily related to an increase in average market interest rates, as well as an increase in our average debt levels.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2005	2004	(Decrease)/Increase
Reported tax rate	24%	26%	(2%)

Impact of certain charges*	0%	(2%)	2%

	Nine Months Ended September 30,		Percentage Point
	2005	2004	Increase/(Decrease)
Reported tax rate	35%	26%	9%

Impact of certain charges*	(11%)	(2%)	(9%)

*These charges are taxed at different rates than our effective tax rate.

For the third quarter of 2005, our reported tax rate decreased as compared to the same period in the prior year primarily due to the net impact of certain charges that are taxed at different rates than our effective tax rate. These charges included: certain litigation-related charges; an enhancement to our 401(k) Plan; and asset write-downs and employee-related costs that resulted from certain business optimization initiatives.

For the first nine months of 2005, our reported tax rate increased as compared to the same period in the prior year primarily due to the net impact of certain charges that are taxed at different rates than our effective tax rate. These charges included: certain litigation-related charges; purchased research and development; an enhancement to our 401(k) Plan; costs related to certain retirement benefits; asset write-downs and employee-related costs that resulted from certain business optimization initiatives; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act.

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

•
TriVascular - a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). In conjunction with our April 2005 acquisition of TriVascular, we paid approximately $65 million in addition to our previous investments and notes issued of approximately $45 million in the aggregate, plus future consideration that is contingent upon TriVascular achieving certain regulatory and performance-related milestones.

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

•
Rubicon Medical Corporation - a developer of embolic protection filters for use in interventional cardiovascular procedures. In conjunction with our April 2005 acquisition of Rubicon, we paid approximately $70 million in addition to our previous investments of approximately $20 million, plus future consideration that is contingent upon Rubicon achieving certain regulatory and performance-related milestones.

We are currently considering the exercise of our option to acquire EndoTex Interventional Systems, Inc. (EndoTex), a developer of stents used in the treatment of stenotic lesions in the carotid arteries. In conjunction with the acquisition of EndoTex, we would pay approximately $100 million in addition to our previous investments and notes issued of approximately $35 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones.

Our 2005 purchased research and development consisted of: $130 million relating to our acquisition of TriVascular; $73 million relating to our acquisition of AST; $45 million relating to our acquisition of Rubicon; and $3 million relating to our acquisition of CryoVascular. In addition, we recorded $25 million of purchased research and development in conjunction with obtaining distribution rights for new brain monitoring technology that Aspect Medical Systems, one of our strategic partners, is currently developing. This technology is designed to aid the diagnosis and treatment of depression and other neurological conditions.

For the in-process projects we acquired in connection with our 2005 acquisitions, we used risk-adjusted discount rates that ranged from 18 percent to 27 percent to discount the projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. We valued and accounted for the purchased research and development from our 2005 acquisitions in accordance with our policy described in the “Critical Accounting Policies” section of our 2004 Annual Report on Form 10K.

The most significant in-process projects acquired in conjunction with our 2005 acquisitions included TriVascular’s AAA stent-graft and AST’s PetalTM bifurcation stent, which collectively represented 73 percent of our 2005 acquired in-process projects. TriVascular’s AAA stent-graft design reduces the size of the stent-graft by replacing much of the metal stent assembly with a polymer that is injected into channels within the stent-graft during the procedure. We estimate the cost to complete the AAA stent-graft to be approximately $100 million. As of the date we acquired TriVascular, we expected the AAA stent-graft to be commercially available on a worldwide basis in approximately 4 years.

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

The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics’ bion® microstimulator and drug delivery pump. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches and urge incontinence. We continue to pursue the development of the bion microstimulator and believe we have a reasonable chance of completing this project. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. We expect that the bion microstimulator will be commercially available within three years.

The drug delivery pump is an implanted programmable device designed to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. We continue to assess our opportunities for the drug delivery pump, which may result in a delay in the timing of regulatory approval.

In connection with our 2002 acquisitions, we acquired several in-process projects, including Smart Therapeutics, Inc.’s (Smart) atherosclerosis stent. The atherosclerosis stent is a self-expanding nitinol stent designed to treat narrowing of the arteries around the brain. During 2005, we completed the atherosclerosis stent in-process project and received Humanitarian Device Exemption approval to begin selling this technology on a limited basis. The total cost for us to complete the project was approximately $10 million.

In connection with our 2001 acquisitions, we acquired several significant in-process projects, including Interventional Technologies, Inc.’s (IVT) next-generation Cutting Balloon®. The Cutting Balloon is a novel balloon angioplasty device with mounted scalpels that relieve stress in the artery, reducing the force necessary to expand the vessel. This contributes to less inadvertent arterial trauma and injury as compared to standard balloon angioplasty. During 2005, we completed the Cutting Balloon in-process project and received FDA approval for this technology. The total cost for us to complete the project was approximately $7 million.

Litigation-Related Charges

In the third quarter of 2005, we recorded a $780 million pre-tax charge associated with the Medinol litigation settlement. On September 21, 2005, we reached a settlement with Medinol resolving certain contract and patent infringement litigation. In conjunction with the settlement agreement, we paid $750 million in cash and cancelled our equity investment in Medinol. In the third quarter of 2004, we recorded a $75 million provision for a civil settlement with the U.S. Department of Justice.

Outlook

During the first nine months of 2005, we increased net sales by 18 percent as compared to the same period in the prior year. We continued to invest in our sales force and research and development pipeline during the first nine months of 2005 to support our short and long-term growth initiatives, resulting in a 10 percent increase in SG&A and a 23 percent increase in research and development expenses relative to the same period in 2004. In addition, we will continue to examine our operations and research and development portfolio in order to identify cost containment measures that will align operating expenses with future revenue levels and reallocate resources to support growth initiatives.

Coronary Stents
Coronary stent revenue represented 43 percent of our consolidated net sales during the first nine months of 2005. We have experienced declines in our U.S. drug-eluting stent revenues largely as a result of competitive pressures and a slight reduction in the U.S. market size as a result of lower re-intervention rates with drug-eluting stents as compared to bare-metal stents. The unfavorable impact of these factors has been partially offset by increased worldwide conversion rates, particularly in our Europe and Inter-Continental markets.

We estimate that the worldwide coronary stent market will approximate $5.8 billion in 2005 and $6.0 billion in 2006. Drug-eluting stents are estimated to represent approximately 87 percent of the worldwide coronary stent market in 2005 and 90 percent in 2006. As of the third quarter of 2005, we believe that the U.S. stent market has been substantially penetrated and estimate that physicians in the U.S. have converted approximately 89 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents. In contrast, as of the third quarter of 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 46 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, which represents a significant increase as compared to approximately 32 percent at the end of the third quarter of 2004. We expect that conversion rates will continue to increase in our Europe and Inter-Continental markets. We successfully launched our next-generation drug-eluting stent, the TAXUS Liberté stent system, in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. We believe our TAXUS Liberté stent system represents a potential significant driver of future growth in these markets. Further, subject to regulatory approval we expect to launch our TAXUS Express2 stent system in Japan during the first half of 2007, where we estimate the size of the market in 2005 to approximate $500 million.

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

However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:

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

Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market as well as unit prices may be adversely impacted as additional significant competitors enter the drug-eluting stent market, which has begun during the third quarter of 2005 internationally and is expected to occur during 2007 in the U.S. In 2004, Johnson & Johnson announced its intention to acquire Guidant Corporation (Guidant). Johnson & Johnson and Guidant are two of our primary competitors in the coronary stent market and this acquisition, whether or not consummated, may increase volatility and uncertainty within the coronary stent market.

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

Intellectual Property Litigation
There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our competitors, including Johnson & Johnson and Medtronic, Inc. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See the Legal Matters section within Management’s Discussion and Analysis and Note H to our unaudited condensed consolidated financial statements contained in this Quarterly Report and our 2004 Annual Report filed on Form 10-K for a description of these legal proceedings.

Regulatory Compliance
The trend in countries around the world, including the U.S. and Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers like us to experience more uncertainty, delay, risk and expense. We have recently received several warning letters from the FDA in reference to our global quality-control systems that we are working with the FDA to resolve. Further, during 2004, we received a warning letter from the FDA associated with our auditory product line that we are working to resolve. There can be no assurances regarding the length of time it will take to resolve these issues, and any such resolution may require the dedication of significant internal and external resources. In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals, may limit our ability to market our full line of existing products within these jurisdictions.

Innovation
Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest aggressively in our drug-eluting stent program to achieve sustained worldwide market leadership positions. We successfully launched our next-generation drug-eluting stent product, the TAXUS Liberté stent system, in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. We expect to launch our TAXUS Liberté stent system in the U.S. during the second half of 2006, subject to regulatory approval. Further, we anticipate continuing our increased focus and spending on areas outside of drug-eluting stent technology. We believe our focus will be primarily on technologies in which we have already made significant investments, including neuromodulation, endoscopic systems, carotid stenting, vascular sealing, endovascular aortic repair, cardiac rhythm management, and bifurcation stenting, but may also extend into other medical device opportunities. However, given their early stage of development, there can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth. Our agreement to distribute certain guidewire products will expire during the first quarter of 2006. We are in the process of procuring a replacement product.

Our acquisitions and alliances are intended to expand further our ability to offer our customers effective, quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate acquired businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, may be dilutive to our earnings and may require additional financing, depending on their size and nature. Further, in connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development projects. As we continue to undertake strategic initiatives, it is reasonable to assume that we will acquire additional in-process research and development projects.

In addition, we have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy and we will continue to seek market opportunities and growth through investments in strategic alliances and acquisitions. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

International Markets
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

Liquidity and Capital Resources

The following table provides a summary of key performance indicators that we use to assess our liquidity:

	Nine Months Ended
	September 30,
(in millions)	2005	2004
Cash provided by operating activities	$393	$1,147
Cash used for investing activities	459	1,679
Cash (used for)/provided by financing activities	(478)	967
EBITDA	721	1,260

Management uses EBITDA1  to assess operating performance and believes it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $1,101 million for the first nine months of 2005 and $249 million for the same period in the prior year.

Operating Activities
The decrease in cash generated by our operating activities was primarily related to the decrease in EBITDA, the level of purchased research and development in 2005 and changes in operating assets and liabilities during 2005. The decrease in EBITDA reflects our third quarter 2005 settlement with Medinol. This decrease was offset by increased sales of our TAXUS stent system during the first nine months of 2005. We invested a portion of the cash generated from our TAXUS stent system in our sales, clinical and manufacturing capabilities and in research and development projects.

Significant cash flow effects from operating assets and liabilities in the first nine months of 2005 included uses in cash flows of approximately $36 million attributable to trade accounts receivable; $165 million attributable to accounts payable and accrued expenses; $84 million attributable to inventories; and approximately $106 million attributable to taxes payable and other liabilities. The increase in trade accounts receivable primarily related to our sales growth during the first nine months of 2005. The decrease in accounts payable and accrued expenses primarily related to our $74 million settlement payment to the Department of Justice and our one-time $110 million 401(k) contribution that were both made during June of 2005. The increase in inventories primarily related

1 The following table represents a reconciliation between EBITDA and net income:
	Nine Months Ended September 30,
(in millions)	2005	2004
EBITDA	$721	$1,260
Interest income	26	12
Depreciation and amortization	(236)	(193)
Interest expense	(58)	(44)
Income taxes	(159)	(270)
Net income	$294	$765

to our accumulation of inventory to fulfill worldwide demand for our TAXUS stent system and our Neuromodulation product offerings. The decrease in taxes payable and other liabilities primarily related to tax payments made during 2005 including those associated with the American Jobs Creation Act and the expected tax benefit related to the settlement agreement with Medinol, partially offset by the increase in taxes payable associated with our 2005 earnings growth.

During the first quarter of 2005, we repatriated approximately $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act from our non-U.S. operations.

Investing Activities
We made capital expenditures of $267 million during the first nine months of 2005 as compared to $201 million for the same period in the prior year. The increase primarily related to capital spending to enhance our manufacturing and distribution capabilities. We expect to incur capital expenditures of approximately $100 million during the remainder of 2005, which includes additional investments in our facility network and research and development capabilities.

Our investing activities during the first nine months of 2005 included $178 million of net payments for our acquisitions of TriVascular, CryoVascular and Rubicon; $25 million of acquisition-related payments primarily associated with Catheter Innovations, Inc.; and $178 million of net payments for strategic alliances with both privately held and publicly traded entities.

Financing Activities
Our cash flow from financing activities reflects issuances and repayments of debt; payments for share repurchases; and proceeds from stock issuances related to our equity incentive programs.

Debt
The following table provides a summary at September 30, 2005 and December 31, 2004 of our net debt:

	September 30,	December 31,
(in millions)	2005	2004

Short-term debt	$84	$1,228
Long-term debt	2,430	1,139
Gross debt	2,514	2,367
Less: cash, cash equivalents and marketable securities	917	1,640
Net debt	$1,597	$727

During the first nine months of 2005, we received net borrowing proceeds of $179 million. These proceeds are primarily from approximately $1,095 million in net commercial paper issuances, offset by a repayment of our $500 million 6.625 percent senior notes that matured in March 2005 and our 45 billion Japanese yen (approximately $400 million) credit facility borrowings that matured in September 2005. The increase in our net debt during the first nine months of 2005 was primarily due to funding the litigation settlement with Medinol, share repurchases, acquisitions and strategic alliances.

During the first nine months of 2005, we refinanced our revolving credit facilities to extend the maturity of one credit facility and to reduce total borrowing capacity by $165 million. At September 30, 2005, our revolving credit facilities totaled approximately $2,020 million and consisted of a $1,500 million credit facility that terminates in May 2009; a $500 million credit facility that terminates in May 2010 and contains an option to increase the facility size by an additional $500 million in the future; and a $20 million uncommitted credit facility that terminates in May 2006. Our use of these borrowings is unrestricted and the borrowings are unsecured. Our revolving credit facilities provide us with borrowing capacity and support our commercial paper program. We had $1,375 million of commercial paper outstanding at September 30, 2005 at a weighted average interest rate of 3.73 percent and $280 million outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent.

In addition, we decreased our credit and security facility that is secured by our U.S. trade receivables from $400 million to $100 million, effective April 30, 2005. This credit and security facility terminates in August 2006. As of September 30, 2005 and December 31, 2004, there were no outstanding borrowings under this credit and security facility.

As of September 30, 2005, we had the ability and intent to refinance a portion of our short-term debt on a long-term basis through our revolving credit facilities and expected that a minimum of $1,300 million of our short-term obligations, consisting of commercial paper, would remain outstanding beyond a twelve-month period. Accordingly, at September 30, 2005, we classified $1,300 million of our short-term borrowings as long-term borrowings. No such reclassification was made at December 31, 2004.

Given favorable market conditions, we are considering the issuance of up to $750 million in long-term debt securities during the fourth quarter of 2005 under a public registration statement that we previously filed with the SEC. As of the end of the third quarter of 2005, we have $1,000 million available under this public registration statement to issue various debt and equity securities. In the event that we issue long-term debt securities, we anticipate filing a new public registration statement with the SEC to increase the amount of debt and equity securities we can issue from the $250 million remaining under the existing registration statement to a total of $1,500 million to maintain our ready access to the public capital markets.

Equity
During the first nine months of 2005, we repurchased 25 million shares of our common stock at an aggregate cost of $734 million under our share repurchase program authorized by our Board of Directors. At the end of the third quarter of 2005, 37 million shares of our common stock remain are authorized for repurchase under our share repurchase program. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions and strategic alliances.

During the first nine months of 2005, we received proceeds of $77 million in connection with the issuance of our shares pursuant to stock option and employee stock purchase plans as compared to $208 million for the same period in the prior year.

Contractual Obligations and Commitments
Certain of our business combinations involve the payment of contingent consideration. Certain earn-out payments are determined based on the acquired company’s achievement of certain regulatory and/or performance-related milestones and, consequently, we cannot currently determine the total payments attributable to these business combinations. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At September 30, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4.5 billion, some of which may be payable in our common stock. The regulatory and performance-related milestones that must be reached before the contingent consideration is payable will occur or will not occur in certain future periods ranging from 2005 through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

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

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. Adverse outcomes in one or more of these proceedings could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. We have similarly asserted that stent systems or other products sold by these third parties infringe patents owned or licensed by us.

Note H to our unaudited condensed consolidated financial statements contained in this quarterly report identifies all material developments with regard to any matters of litigation disclosed in our Form 10-K for the year ended December 31, 2004 or instituted since December 31, 2004. The developments that are disclosed below are those that we believe are the most significant.

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

On January 13, 2003, Cordis filed suit in the U.S. District Court for the District of Delaware for patent infringement against us and one of our subsidiaries, alleging that our Express coronary stent infringes a U.S. patent owned by Cordis. On August 4, 2004, the Court granted a Cordis motion to add our Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS Express2, Express2, Express™ Biliary and Liberté™ stents infringe a Johnson & Johnson patent, and that our Liberté stent infringes a second Johnson & Johnson patent. We have requested the judge enter judgment in our favor as a matter of law, and intend to appeal any adverse decision. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx SONIC and GENESIS stents infringe one of our patents asserted in our counterclaim. The juries only determined liability; monetary damages will be determined at a later trial. Even though it is reasonably possible that we may incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On March 13, 2003, we and one of our subsidiaries filed suit in the U.S. District Court for the District of Delaware for patent infringement against Johnson & Johnson and Cordis, alleging that their Cypher drug-eluting stent infringes a patent owned by us. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of our patents. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson has requested the judge enter a judgment in its favor as a matter of law.

On May 12, 2004, we (through a subsidiary) filed suit in the District Court of The Hague in The Netherlands against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3 delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. On June 8, 2005, the Court found that the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, an appellate court reinstated the injunction.

On April 5, 2001, Medinol filed a complaint in the U.S. District Court for the Southern District of New York against us alleging breaches of contract, fraud and other claims. On April 26, 2001, Medinol amended its complaint to add claims alleging misappropriation of trade secrets in relation to our Express stent development program. Medinol sought monetary and injunctive relief, as well as an end to our right to distribute Medinol stents and to gain access to certain of our intellectual property. On September 21, 2005, the companies reached a settlement agreement which resolved most outstanding litigation. The settlement agreement called for us to pay $750 million to Medinol, cancel our equity investment in Medinol and dictates that certain future disputes must be resolved through a defined arbitration process.

In October 1998, we recalled our NIR ON® Ranger™ with Sox™ coronary stent delivery system following reports of balloon leaks. Beginning in November 1998, the U.S. Department of Justice conducted an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger with Sox stent delivery system; aspects of our relationship with Medinol, the vendor of the stent; and related events. On June 24, 2005, we entered into a civil settlement with the U.S. Department of Justice. As part of the agreement, we paid $74 million. Also pursuant to the agreement, the Department of Justice filed a complaint in the U.S. District Court for the District of Massachusetts together with a Notice of Dismissal with prejudice. No charges were brought against us or any of our employees. The settlement involves no admission of any wrongdoing by us or any of our employees. We believe we acted legally, responsibly and appropriately at all times.

New Accounting Standard

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R), which was to be effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The SEC announced in the second quarter of 2005 that it would extend this phase-in period and, therefore, our effective date for implementation of Statement No. 123(R) is January 1,

2006. We are considering adopting Statement No. 123(R) using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net (loss)/income and net (loss)/income per share in Note B to our condensed consolidated interim financial statements.

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

Coronary Stents
•
Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

•
Our ability to launch our TAXUS Express[2] stent system in Japan during the first half of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS Liberté stent system, in the U.S. during the second half of 2006 and to maintain or expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

•
The continued availability of our TAXUS stent system in sufficient quantities and mix, our ability to prevent disruptions to our TAXUS stent system manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world as we transition to next–generation stent products;

•	The impact of new drug-eluting stents on the size of the coronary stent market, distribution of share within the coronary stent market in the U.S. and around the world, and average selling prices;

•
The overall performance of and continued physician confidence in our and other drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

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

Litigation and Regulatory Compliance
•	The effect of litigation, risk management practices including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of stockholder derivative and class action, patent, product liability and other litigation; and

•
Any conditions imposed in resolving, or any inability to resolve, outstanding warning letters or other FDA matters, as well as risks generally associated with regulatory compliance, quality systems standards and complaint-handling.

Innovation
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

•	Our ability to develop products and technologies successfully in addition to our TAXUS drug-eluting stent technology;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated;

•	Our decision to exercise options to purchase certain strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

International Markets
•	Increasing dependence on international sales to achieve growth;

•	Risks associated with international operations including compliance with local legal and regulatory requirements; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our revenues, expenses and resulting margins.

Liquidity
•
Our ability to generate sufficient cash flow to fund operations and capital expenditures, as well as our strategic investment and share repurchase programs over the next twelve months and to maintain borrowing flexibility beyond the next twelve months;

•	Our ability to access the public capital market and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to incur a 24 percent effective tax rate, excluding certain charges, during the remainder of 2005 and to recover substantially all of our deferred tax assets; and

•	Our ability to align expenses with future expected revenue levels and reallocate resources to support our future growth.

Other
•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3,924 million at September 30, 2005 and $4,171 million at December 31, 2004. The decrease in the outstanding amount is primarily due to the maturity of hedge contracts. We recorded $116 million of other assets and $40 million of other liabilities to recognize the fair value of these derivative instruments at September 30, 2005 as compared to $70 million of other assets and $129 million of other liabilities recorded at December 31, 2004. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $153 million at September 30, 2005 as compared to $163 million at December 31, 2004. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $186 million at September 30, 2005 as compared to $190 million at December 31, 2004. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our earnings and cash flow exposure to interest rate changes on U.S. dollar and Japanese yen denominated borrowings is partially offset by interest rate changes on U.S. dollar denominated cash investments. We use interest rate derivative instruments to manage our exposure to interest rate movements either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $1,100 million at September 30, 2005 and $1,600 million at December 31, 2004. The decrease in the notional amount is due to the maturity of hedge contracts related to our $500 million 6.625 percent senior notes that we repaid upon maturity during March 2005. We recorded $31 million of other assets and $4 million of other liabilities to recognize the fair value of our interest rate derivative instruments at September 30, 2005 as compared to $32 million of other assets and $1 million of other liabilities recorded at December 31, 2004. A one percent increase in interest rates would decrease the derivative instruments’ fair value by $77 million at September 30, 2005 as compared to $84 million at December 31, 2004. A one percent decrease in interest rates would increase the derivative instruments’ fair value by $83 million at September 30, 2005 as compared to $92 million at December 31, 2004. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged borrowings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 2.    UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

The following table provides information about our purchases of our equity securities that are registered pursuant to Section 12 of the Exchange Act during the third quarter ended September 30, 2005:

			Total # of Shares	Maximum # of Shares
			Purchased as Part of	that May Yet Be
	Total # of Shares	Average Price Paid	Publicly Announced	Purchased Under the
Period	Purchased (1)	Per Share	Programs (2)	Programs
7/1/05-7/31/05	1,200,300	$28.65	1,200,300	38,462,100
8/1/05-8/31/05	1,192,700	28.57	1,192,700	37,269,400
9/1/05-9/30/05				37,269,400
Total	2,393,000	$28.61 (3)	2,393,000	37,269,400

The information regarding securities authorized for issuance under our equity compensation plans required by this Item is included below.

(1)
We purchased all shares on the open market or through privately negotiated transactions to provide shares for general corporate purposes, including issuances pursuant to our equity incentive plans or acquisitions and strategic alliances.

(2)
Between 1993 and September 2004, our Board of Directors authorized us to repurchase 119,630,000 shares (on a split-adjusted basis) of our common stock. As of October 2004, there were 22,724,000 shares remaining under this repurchase authorization. On October 26, 2004, we announced that our Board of Directors authorized us to repurchase an additional 50,000,000 shares of our common stock, which brought our total number of shares that could be repurchased to 72,724,000. At the end of the third quarter of 2005, 37,269,400 shares of our common stock are remaining under this repurchase authorization. Our repurchase program does not have an expiration date.

(3)	Weighted average price paid per share.

ITEM 6.    EXHIBITS

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 8, 2005.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Executive Vice President - Finance & Administration and Chief Financial Officer