Form 10-K
period 2005-12-31
BOSTON SCIENTIFIC CORP
filed 2006-03-01
CIK 885725

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION

(Exact Name Of Company As Specified In Its Charter)

DELAWARE (State of Incorporation)	04-2695240 (I.R.S. Employer Identification No.)
ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537 (Address Of Principal Executive Offices)
(508) 650-8000 (Company's Telephone Number)
Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $.01 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
(Title Of Class)	(Name of Exchange on Which Registered)
Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☒ No ☐

        Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No ☒

        Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes: ☐ No  ☒

        The aggregate market value of the Company's common stock held by non-affiliates of the Company was approximately $17 billion based on the closing price of the Company's common stock on June 30, 2005, the last business day of the Company's most recently completed second fiscal quarter.

        The number of shares outstanding of the Company's common stock as of February 22, 2006, was 821,567,300.

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS	1
ITEM 1A. RISK FACTORS	22
ITEM 1B. UNRESOLVED STAFF COMMENTS	32
ITEM 2. PROPERTIES	32
ITEM 3. LEGAL PROCEEDINGS	32
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32
PART II
ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	33
ITEM 6. SELECTED FINANCIAL DATA	34
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	62
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	63
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	113
ITEM 9A. CONTROLS AND PROCEDURES	113
ITEM 9B. OTHER INFORMATION	114
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY	115
ITEM 11. EXECUTIVE COMPENSATION	123
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	131
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	134
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	135
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	136
SIGNATURES	142
EX-10.47 ABBOTT TRANSACTION AGREEMENT
EX-10.48 AMENDMENT NO. 1 TO ABBOTT TRANSACTION AGREEMENT
EX-10.49 AMENDMENT NO. 2 TO ABBOTT TRANSACTION AGREEMENT
EX-10.50 AMENDMENT NO. 3 TO ABBOTT TRANSACTION AGREEMENT
EX-10.51 AGREEMENT AND GENERAL RELEASE OF ALL CLAIMS
EX-10.52 FORM OF FOURTH AMENDMENT TO 401(K) RETIREMENT SAVINGS PLAN
EX-10.53 BOSTON SCIENTIFIC EXECUTIVE ALLOWANCE PLAN
EX-10.54 BOSTON SCIENTIFIC EXECUTIVE RETIREMENT PLAN
EX-10.55 AMENDED AND RESTATED COMMITMENT LETTER
EX-10.56 FORM OF DEFERRED STOCK UNIT AGREEMENT (2000 LONG-TERM INCENTIVE PLAN)
EX-10.57 FORM OF DEFERRED STOCK UNIT AGREEMENT (2003 LONG-TERM INCENTIVE PLAN)
EX-12 RATIOS OF EARNINGS TO FIXED CHARGES
EX-21 LIST OF SUBSIDIARIES AS OF 2/15/2006
EX-23 CONSENT OF ERNST & YOUNG, LLP
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

DOCUMENTS INCORPORATED BY REFERENCE

        None.

PART I

ITEM 1. BUSINESS

The Company

        Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including interventional cardiology, peripheral interventions, vascular surgery, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. When used in this report, the terms "we," "us," "our" and the "Company" mean Boston Scientific Corporation and its divisions and subsidiaries.

        Since we were formed in 1979, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals improve their patients' quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. Our products are generally inserted into the human body through natural openings or small incisions in the skin and can be guided to most areas of the anatomy to diagnose and treat a wide range of medical problems.

        Some of our less-invasive medical products are used for enlarging narrowed blood vessels to prevent heart attack and stroke; clearing passages blocked by plaque to restore blood flow; opening obstructions and bringing relief to patients suffering from various forms of cancer; performing biopsies and intravascular ultrasounds; mapping electrical problems in the heart; placing filters to prevent blood clots from reaching the lungs, heart or brain; treating urological, gynecological, renal, pulmonary, neurovascular and gastrointestinal diseases; and modulating nerve activity to treat deafness and chronic pain.

        Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. Medi-tech's initial products, a family of steerable catheters, were introduced in 1969. They were used in some of the first less-invasive procedures performed and versions of these catheters are still used today. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, our net sales have increased substantially, growing from $1.8 million in 1979 to approximately $6.3 billion in 2005.

        Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in less-invasive medicine. For example, in 2005 we acquired Advanced Stent Technologies, Inc. (AST), CryoVascular, Inc., Trivascular, Inc. and Rubicon Medical Corporation. AST is a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels; TriVascular is a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA); CryoVascular is a developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries; and Rubicon is a developer of embolic protection filters for use in interventional cardiovascular procedures. These and other acquisitions have helped us add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. The depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups and hospital consolidation.

        On January 25, 2006, we entered into an agreement and plan of merger with Guidant Corporation pursuant to which we will acquire Guidant for $27 billion (net of proceeds from option exercises). Guidant develops, manufactures and markets products that focus on the treatment of cardiac arrhythmias, heart failure and coronary and peripheral disease. The acquisition will enable us to become a major provider in the high-growth cardiac rhythm management business. The transaction is subject to customary closing conditions, including clearances under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the European Union merger control regulation, as well as approval of Boston Scientific and Guidant shareholders. Subject to these conditions, we currently expect the acquisition to occur during the week of April 3, 2006.

        Information on revenues, profits and total assets for our business segments and by geographical area appears in our consolidated financial statements for the year ended December 31, 2005, which are included in Item 8 of this report.

The Drug-Eluting Stent Opportunity

        Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is in large part due to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow from the heart. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development and scientific research. We believe that the combination of certain drugs and coronary stents offers the opportunity for a more durable solution for coronary artery disease.

        Use of our products in the United States and abroad has demonstrated that drug-eluting stents reduce the need for repeat procedures—or more expensive surgical procedures—and reduce healthcare costs, as well as overall patient risk, trauma, procedure time and the need for aftercare. Since its U.S. launch in March 2004 and its Europe and Inter-Continental launch in 2003, our proprietary polymer-based paclitaxel-eluting stent technology for reducing coronary restenosis, the TAXUS® Express2™ paclitaxel-eluting coronary stent system, has become the worldwide leader in the drug-eluting coronary stent market. The proprietary polymer on the stent allows for controlled delivery of the drug paclitaxel. Paclitaxel is a multi-functional microtubular inhibitor that affects platelets, smooth muscle cells and white blood cells, all of which are believed to contribute to restenosis. The flexibility of the device facilitates placement of the stent in the coronary anatomy and improves the conformability of the stent within a diseased coronary artery. This, combined with our polymer-based drug-eluting technology, contributes to the differentiation of the TAXUS paclitaxel-eluting coronary stent platform. In 2005, approximately 41% of our net sales were derived from sales of our TAXUS stent system.

        We are continuing to enhance our product offerings in the coronary drug-eluting stent market. We recently launched our next-generation coronary stent, the TAXUS® Liberté ™ paclitaxel-eluting coronary stent system, in Europe and in 18 countries in our Inter-Continental markets, and we expect to launch the product in the U.S. during the second half of 2006, subject to regulatory approval. The Liberté ™ coronary stent is designed to further enhance deliverability and conformability, particularly in challenging lesions. Also, in conjunction with the Guidant acquisition, Abbott Laboratories has agreed to acquire Guidant's vascular intervention and endovascular solutions businesses and to share the drug-eluting stent technology it acquires from Guidant with us. This will enable us to access a second drug-eluting stent program that will complement our TAXUS coronary stent program.

        The introduction of drug-eluting stents has had a significant impact on the market size for coronary stents and on the distribution of market share across that market. Our drug-eluting stent system is currently one of only two drug-eluting stent products in the U.S. market. Our share of the drug-eluting stent market may be adversely affected as additional competitors enter the market, which began during the third quarter of 2005 internationally and is expected to occur during the second half of 2007 in the U.S. In July 2005, Medtronic, Inc. received approval from European regulators to begin commercial sales of its Endeavor™ drug-eluting stent system in the European market. Guidant received similar regulatory approval to commence European sales of its XIENCE™ V drug-eluting stent system on January 30, 2006. If the acquisition is consummated and following Abbott's acquisition of Guidant's drug-eluting stent portfolio, Abbott will sell the XIENCE™ V drug-eluting stent system in competition with us. In addition, on February 17, 2006, Conor Medsystems, Inc. received a CE Mark for its CoStar™ paclitaxel-eluting stent system.

        The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include the entry of additional competitors in international markets and the U.S.; declines in the average selling prices of drug-eluting stent systems; variations in clinical results or product performance of our or our competitors' products; new competitive product launches; delayed or limited regulatory approvals and reimbursement policies; litigation related to intellectual property; continued physician confidence in our technology; the average number of stents used per procedure; expansion of indications for use; a reduction in the overall number of procedures performed; the international adoption rate of drug-eluting stent technology; and the level of supply of our drug-eluting stent system and competitive stent systems.

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

        Key elements of our overall business strategy include the following:

Product Quality

        Our commitment to quality and the success of our quality objectives are designed to build customer trust and loyalty. This commitment to provide quality products to our customers runs throughout our organization and is one of our most critical business objectives. During 2005, in order to strengthen our existing quality controls, we established a new cross-functional initiative further to improve and harmonize our overall quality processes and systems.

Innovation

        We are committed to harnessing technological innovation through a mixture of tactical and strategic initiatives that are designed to offer sustainable growth in the near and long term. Combining internally developed products and technologies with those obtained through acquisitions and alliances allows us to focus on and deliver products currently in our pipeline as well as to strengthen our technology portfolio by accessing third-party technologies.

Clinical Excellence

        Our commitment to innovation is further demonstrated by our rapidly expanding clinical capabilities. Our clinical group is focused on driving innovative therapies that can transform the practice of medicine. Our clinical teams are organized by therapeutic specialty better to support our research and development pipeline and marketing and sales efforts. During 2005, our clinical organization planned, initiated and conducted an expanding series of focused clinical trials that support regulatory and reimbursement requirements and demonstrate the safe and effective clinical performance of critical products and technologies.

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

Operational Excellence

        We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and optimizing our plant network in order to increase operational efficiencies within our organization. By centralizing our operations at the corporate level and shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including the enhancement of existing products and their commercial launch. We are committing additional resources to support our growth and implementing new systems designed to provide improved service, greater efficiency and lower supply chain costs.

Focused Marketing

        We consistently strive to understand and exceed the expectations of our customers. Each of our business groups maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster close professional relationships with physicians. In recent years, we have expanded our direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities.

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

Corporate Culture

        We believe that success and leadership evolve from a motivating corporate culture that rewards achievement, respects and values individual employees and customers, and focuses on quality, integrity, technology and service. We believe that our success is attributable in large part to the high caliber of our employees and our commitment to respecting the values on which our success has been based.

Research and Development

        Our investment in research and development is critical to drive our future growth. We have directed our development efforts toward innovative technologies designed to expand current markets or enter new markets. Enhancements to existing products that are typically originated and developed within our research and development, manufacturing and marketing operations contribute to each year's sales growth. We believe that streamlining, prioritizing and coordinating our technology pipeline and new product development activities are essential to our ability to stimulate growth and maintain leadership positions in our markets. By centralizing certain new platform technology development at the corporate level, we are able to pursue technologies that can be leveraged across multiple markets. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the R&D, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and game-changing new products and technologies and get them to market in a timely manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products.

        We believe our future success will depend upon the strength of these development efforts. There can be no assurance that we will realize financial benefit from our development programs, continue to be successful in identifying, developing and marketing new products or that products or technologies developed by others will not render our products or technologies noncompetitive or obsolete. In 2005, we expended approximately $680 million on research and development, representing approximately 11 percent of our 2005 net sales. The investment in research and development reflects spending on new product development programs as well as regulatory compliance and clinical research, particularly relating to our next-generation stent platforms and other development programs acquired in connection with our business combinations.

Strategic Initiatives

        Since 1995, we have undertaken a strategic acquisition program to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical industry. In 2005, we invested more than $500 million (including both cash and issuance of our common stock) in approximately 40 new and existing strategic alliances and acquisitions. These initiatives are intended to further expand our product offerings by adding new or complementary technologies to our already diverse technology portfolio.

        Many of our alliances involve complex arrangements with third parties and include, in many instances, the option to purchase these companies at pre-established future dates, generally upon the attainment of performance, regulatory and/or revenue milestones. These arrangements allow us to evaluate new technologies prior to acquiring them.

        We expect that our acquisition of Guidant will enable us to become a major provider in the high-growth cardiac rhythm management business. In addition, we expect that we will continue to focus selectively on strategic acquisitions and alliances in order to provide new products and technology platforms to our customers, including making additional investments in several of our existing strategic relationships.

Products

        Our products are principally offered for sale by three dedicated business groups—Cardiovascular, Endosurgery and Neuromodulation. Our Cardiovascular organization focuses on products and technologies for use in interventional cardiology, peripheral interventions, vascular surgery, electrophysiology and neurovascular procedures. Our Endosurgery organization focuses on products and technologies for use in oncology, endoscopy, urology and gynecology procedures. We entered the Neuromodulation market through our acquisition of Advanced Bionics Corporation in 2004. This organization currently focuses on the treatment of auditory disorders and chronic pain. During 2005, approximately 78 percent of our net sales were derived from our Cardiovascular business group, approximately 20 percent from our Endosurgery business group and approximately 2 percent from our Neuromodulation business group.

        The following section describes some of our Cardiovascular, Endosurgery and Neuromodulation offerings:

Cardiovascular

Coronary Stents

Drug-Eluting Stents

        In 2005, we marketed our TAXUS Express2 paclitaxel-eluting coronary stent system in the U.S., Europe and certain other international markets, and we expect to launch the TAXUS Express2 stent system in Japan during the first half of 2007, pending regulatory approval. In 2005, we also launched our next-generation coronary stent, the TAXUS® Liberté™ coronary stent system, in Europe and in 18 countries in our Inter-Continental market. We expect to launch the TAXUS Liberté coronary stent in the U.S. during the second half of 2006, pending regulatory approval.

Bare-Metal Stents

        In April 2005, we received FDA approval for our Liberté coronary stent system. The Liberté coronary stent system serves as the platform for our next generation paclitaxel-eluting stent system, the TAXUS Liberté coronary stent system. The Liberté bare-metal coronary stent is designed to enhance deliverability and conformability, particularly in challenging lesions, and is offered for sale in the U.S., Europe and certain other international markets.

        We also market both balloon-expandable and self-expanding coronary stent systems. Our Express2 coronary stent system is offered on a worldwide basis. The Express2 coronary stent system—an Express stent combined with advanced Maverick® balloon catheter technology—features a laser-bonded, flexible tip with a long, low profile designed for easy tracking and is the platform for our drug-eluting stent system. Its Bioslide® hydrophilic coating is designed to reduce friction, while the proprietary Crimp 360™ process technology secures the stent to the balloon.

Coronary Revascularization

        We market a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a coronary vessel disease and a principal cause of heart attacks, is characterized by a thickening of the walls of the arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of our products in this market are used in percutaneous transluminal coronary angioplasty (PTCA) and include PTCA balloon catheters, such as the Maverick® balloon catheter, the Cutting Balloon® microsurgical dilatation device, rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters. We also market a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that enable the injection of contrast and saline or otherwise facilitate cardiovascular procedures.

Intraluminal Ultrasound Imaging

        We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral systems.

Embolic Protection

        Our FilterWire EZ™ Embolic Protection System is designed to capture embolic material that may become dislodged during cardiovascular interventions, which could otherwise travel into the microvasculature where it could cause a heart attack. The FilterWire EZ™ System is a low-profile filter mounted on a rapid-exchange deployment system designed to capture embolic debris released during a procedure and prevent it from traveling to the brain, where it could cause a stroke. It has been granted CE Mark and is commercially available in Europe and other international markets for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels. It is also available in the U.S. for the treatment of saphenous vein grafts (SVGs). In April 2005, we acquired Rubicon Medical Corporation, a developer of embolic protection devices, including a filter that is integrated into a guidewire. The Rubicon™ filter, an embolic protection system that traps and removes debris that may be dislodged during interventional procedures, received CE Mark in April 2005. It has been cleared for commercialization in three indications—SVGs, native coronary arteries and carotid arteries. Product evaluations in Europe will enable us to determine our commercialization strategy for the Rubicon filter.

Peripheral Interventions

        We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than the heart and in biliary structures), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product line includes vascular access products, balloon catheters, stents and peripheral vascular catheters, wires and accessories. During the second quarter of 2005, we completed the acquisition of CryoVascular Systems, Inc., the manufacturer of the PolarCath™ Peripheral Dilatation System. The PolarCath peripheral dilatation system is used in CryoPlasty Therapy®, an innovative approach to the treatment of peripheral artery disease in the lower extremities. The PolarCath peripheral dilatation system uses nitrous oxide to fill an angioplasty balloon within a blocked artery, cooling the balloon's surface to -10° C. As it is inflated, the cold surface of the balloon cools the vascular lesion, which exerts both mechanical and biological effects that may help prevent restenosis. In addition, we expect to launch the Sterling™ Balloon dilatation catheter, a dilatation catheter with several differentiating features, including the only pre- and post-stent dilatation indication for carotid artery stenting, in 2006, subject to receiving regulatory approvals.

Vascular Surgery

        We design abdominal, thoracic and peripheral vascular grafts for the treatment of aortic aneurysms and dissections, peripheral vascular occlusive diseases and dialysis access. Our grafts and fabrics are used for peripheral vascular and cardiovascular indications.

Electrophysiology

        We offer medical devices for the diagnosis and treatment of cardiac conditions called arrhythmias (abnormal heartbeats). Included in our product offerings are RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, as well as a line of diagnostic catheters and associated accessories. In 2005, we launched the Chilli II™ cooled ablation catheter, the first bidirectional cooled-tip catheter available in the U.S.

Neurovascular Intervention

        We market a line of coils (coated and uncoated), micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuroradiologists and neurosurgeons to treat diseases of the neurovascular system. We market the GDC® Coils (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms. During 2005, the FDA granted a Humanitarian Device Exemption (HDE) approval for the Wingspan™ Stent System with Gateway™ PTA Balloon Catheter. The Wingspan Stent System is designed to treat atherosclerotic lesions or accumulated plaque in brain arteries. Designed for the brain's fragile vessels, the Wingspan™ Stent System is a self-expanding, nitinol stent sheathed in a delivery system that enables it to reach and open narrowed arteries in the brain. The Wingspan Stent System is currently the only device available in the U.S. for the treatment of intracranial atherosclerotic disease (ICAD) and is indicated for improving cerebral artery lumen diameter in patients with ICAD who are unresponsive to medical therapy.

Endosurgery

Esophageal, Gastric and Duodenal (Small Intestine) Intervention

        We market a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers and esophageal cancer. Our products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters, hemostasis catheters and enteral feeding devices. We also market a family of esophageal stents designed to offer improved dilatation force and greater resistance to tumor in-growth.

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

Prostate Intervention

        For the treatment of Benign Prostatic Hyperplasia (BPH), we currently market electro-surgical resection devices designed to resect large diseased tissue sites. We also market disposable needle biopsy devices, designed to take core prostate biopsy samples. In addition, we distribute and market the Prolieve® thermodilatation system, a transurethral microwave thermotherapy system and the DuoTome SideLite™ holmium laser treatment system for treatment of symptoms associated with BPH.

Urinary Incontinence

        We market a line of less-invasive devices, including a full line of mid-urethral sling products, sling materials and injectables, to treat stress urinary incontinence, an affliction commonly treated with various surgical procedures.

Gynecology

        We also market products in the area of women's health. Our Hydro ThermAblator® System (HTA® system) offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding.

Oncology

        We market a broad line of products designed to treat, diagnose and palliate various forms of benign and malignant tumors. Our current suite of products includes a variety of microcatheters, embolic agents and coils used to restrict blood supply to targeted organs or other areas of the body. In addition, we market radiofrequency-based therapeutic devices for the ablation of various forms of soft tissue lesions (tumors).

Neuromodulation

Cochlear Implants

        We develop and market in the U.S., Europe and Japan the HiResolution® 90K Cochlear Implant System to restore hearing to the profoundly deaf. The technology consists of an external sound processor, which captures and processes sound information from the environment and transmits the digital information through the skin to the implant. The implant delivers digital pulses of electrical current to precise locations on the auditory nerve, which the brain perceives as sound.

Pain Management

        We market the Precision® Spinal Cord Stimulation System for the treatment of chronic pain of the lower back and legs. This system delivers advanced pain management by applying a small electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a patient-directed fitting system for fast and effective programming.

Growth Initiatives

        In addition to the products and technologies described above, we intend to focus significant resources on the following additional growth initiatives:

Next-Generation Drug-Eluting Stent Platforms

        Our next-generation TAXUS® Liberté™ coronary stent system combines the TAXUS® drug-eluting stent technology with a more flexible stent that is intended to enhance deliverability to the lesion site and improve conformability to the natural contours of the vessel. We launched the TAXUS Liberté coronary stent system in Europe and certain Inter-Continental markets in 2005, and expect to launch the TAXUS Liberté coronary stent system in the U.S. during the second half of 2006, subject to receiving regulatory approval. In addition, we intend to continue to invest aggressively in next-generation drug-eluting stent systems and underlying technologies.

        In addition, in conjunction with our acquisition of Guidant, Abbott Laboratories has agreed to acquire Guidant's vascular intervention and endovascular businesses and to share the drug-eluting stent technology it acquires from Guidant with us. This will enable us to access a second drug-eluting stent program that will complement our existing TAXUS stent program.

Bifurcation Stenting

        In March 2005, we acquired Advanced Stent Technologies (AST), a development stage company that has developed a coronary bifurcation stent, with a proprietary Petal™ stent feature. We intend to use the AST technology to develop a bifurcation stent that combines a drug-eluting stent with a dual-wire delivery system to address the special challenges of stent therapy at bifurcation sites (branches in the arterial tree).

Carotid Artery Stenting

        Carotid artery stenting represents a less-invasive and potentially safer alternative to endarterectomy, the traditional surgical treatment for obstructions in the carotid artery in the neck. Our Carotid Wallstent® Monorail® Endoprosthesis is a self-expanding stent loaded within a rapid exchange deployment system engineered to open the carotid artery and improve blood flow to the brain. Our FilterWire EZ™ Embolic Protection System is a retrievable device placed distal to the area where the stent is being implanted to capture embolic debris released during the procedure and prevent it from migrating to the brain, where it could cause serious harm. We are in the process of seeking FDA approval to market our Carotid Wallstent and Filterwire EZ embolic protection system. In addition, we have collaborated with Endotex Interventional Systems, Inc. to conduct a clinical trial which combines our FilterWire EZ system with the Endotex NexStent® carotid stent. In 2005, the NexStent® Monorail® system, developed and manufactured by Endotex, received CE Mark for commercialization in Europe and certain other international markets. We began to distribute the product during 2005 in those markets. In addition to these exclusive distribution rights, we also expect to acquire Endotex during the second half of 2006 prior to or upon receipt of FDA approval of the NexStent Monorail system.

Endovascular Aortic Repair

        In April 2005, we acquired Trivascular, Inc., an early stage company focused on the development of a stent graft for the treatment of abdominal aortic aneurysms, a weak, bulging section of the wall of the aorta that can rupture and lead to death. The Enovus™ device replaces much of the metal in a traditional stent graft with a liquid polymer injected into channels within the stent graft during the procedure, resulting in a graft that can use a small delivery system while potentially providing enhanced durability, positive fixation and seal. A Phase I trial has already been completed and we expect to commence a Phase II trial in 2007 upon completion of certain technical improvements to the device.

Endoscopic Video Imaging

        Our Endovations™ Endoscopy Suite is an integrated system that includes a scope, a console and a flat screen monitor for use in endoscopic procedures, such as colonoscopies. By employing lighter, disposable scopes, Endovations is designed to reduce reprocessing costs, improve efficiency and make procedures easier for clinicians and less painful for patients. We expect to conduct first-in-man clinical trials of the Endovations Endoscopy Suite in 2007.

Neuromodulation

        Our bion® microstimulator is designed, among other things, to relieve migraine pain by sending electrical pulses to the occipital nerves at the base of the skull. The bion microstimulator is currently the subject of a feasibility trial and a commercial release could occur in 2009, subject to regulatory approval.

Cardiac Rhythm Management

        Our agreement to acquire Guidant will enable us to become a major provider in the high-growth cardiac rhythm management business. Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including tachycardia (abnormally fast or chaotic heart rhythms), heart failure and bradycardia (slow or irregular heart rhythms).

        We also have an equity investment in and option to purchase Cameron Health, a company that is developing a subcutaneous implantable cardioverter defibrillator (ICD) for cardiac rhythm management. Implanted in subcutaneous tissue, these ICDs automatically deliver high-energy electrical shocks as needed to stabilize the heart's rhythm when it is beating in a rapid, uncontrolled fashion. Cameron's ICDs offer a less-invasive alternative for treating certain cardiac rhythm abnormalities. In conjunction with our acquisition of Guidant, we have agreed, if required, to divest our equity investment in Cameron Health.

Cardiac Surgery

        Our agreement to acquire Guidant will also enable us to enter the cardiac surgery business. Cardiac surgery devices are used to perform endoscopic vessel harvesting, cardiac surgical ablation and less-invasive coronary artery by-pass surgery.

        While we intend to focus on each of these and other initiatives, there can be no guarantee that any of them will be successful and we may discontinue any or all of these initiatives at any time.

Marketing and Sales

        A dedicated sales force of approximately 1,900 individuals in over 45 countries internationally and over 2,000 individuals in the U.S. marketed our products worldwide as of December 31, 2005. Sales in countries where we have direct sales organizations accounted for approximately 99 percent of our net sales during 2005. A network of distributors and dealers who offer our products in more than 50 countries worldwide accounts for our remaining sales. We also have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks.

        In 2005, we sold our products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. We are not dependent on any single institution and no single institution accounted for more than 10 percent of our net sales in 2005. Large group purchasing organizations, hospital networks and other buying groups have, however, become increasingly important to our business and represent a substantial portion of our U.S. net sales.

        We also distribute certain products for third parties, including an introducer sheath and certain guidewires, as well as BPH devices, various graft materials and pneumatic and laser lithotripters for use in connection with urology and gynecology procedures. Our agreement to distribute certain guidewire and sheath products will expire during the first quarter of 2006. We have identified replacements for these products. However, the sales level associated with the replacement products is expected to be less than that of our previously distributed products. Together, these distributed products represented less than 10 percent of our 2005 net sales. Leveraging our sales and marketing strength, we expect to continue to seek new opportunities for distributing complementary products as well as new technologies.

International Operations

        Internationally, we operate through three business segments divided among the geographic regions of Europe, Japan and Inter-Continental. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that may be implemented across our product lines. In 2005, we moved functional positions from a regional to a country level in Europe to better address the local business needs. We also created a single cross-functional organization for our international business to improve coordination among, and leverage the resources within, Europe and Inter-Continental.

        International sales accounted for approximately 39 percent of our net sales in 2005. Net sales and operating income attributable to significant geographic areas are presented in Note N—Segment Reporting to our 2005 consolidated financial statements included in Item 8 of this Form 10-K.

        In recent years, we have expanded our direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. As of December 31, 2005, we had direct marketing and sales operations in over 45 countries internationally. We believe that we will continue to leverage our infrastructure in markets where commercially appropriate and to use third parties in those smaller markets where it is not economical or strategic to establish a direct presence.

        We have four international manufacturing facilities in Ireland and one in Costa Rica. Presently, approximately 35 percent of our products sold worldwide are manufactured at these facilities. We also maintain an international research and development facility in Ireland and a training and research and development center in Miyazaki, Japan.

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

        Further, the trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more vigorous enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. A decision not to dedicate sufficient resources, or the failure to timely renew these approvals, may limit our ability to market our full line of existing products within these jurisdictions.

Manufacturing and Raw Materials

        We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made for us to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an ongoing program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the regulatory approval system and the complex nature of the manufacturing processes employed by us and many suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect our operations and financial condition, particularly materials or components related to our TAXUS® paclitaxel-eluting coronary stent system.

Quality Assurance

        On January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corporate wide corrective action plan relating to three warning letters issued to us in 2005 was inadequate. The letter expressed concerns about our quality systems at six facilities as well as recent recalls, rather than any specific product performance issues. The FDA corporate warning letter does not prevent the continued distribution of products referenced in the letter, including our TAXUS coronary stent system. The letter does state, however, that the FDA will not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. We are working with the FDA to resolve these issues and have recently established a new global complaint information system designed to help address the types of issues raised in the warning letter. We also launched a global, cross-functional initiative to further improve and harmonize our overall quality systems.

        We are committed to providing high quality products to our customers. To meet this commitment, we are implementing state-of-the-art quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. Our quality system is designed to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the quality system regulations of the FDA with respect to products sold in the U.S. Many of our operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN 46001 and EN 46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN 46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company's quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic reexamination.

        We maintain an ongoing initiative to seek ISO 14001 certification at plants around the world. ISO 14001, the environmental management system standard in the ISO 14000 series, provides a voluntary framework to identify key environmental aspects associated with our businesses. We engage in continuous environmental performance improvement around these aspects. At present, nine of our manufacturing and distribution facilities have attained ISO 14001 certification. This initiative is expected to continue until each of our manufacturing facilities, including those we acquire, becomes certified.

Competition

        We encounter significant competition across our product lines and in each market in which our products are sold from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors have historically included: Guidant Corporation (including its subsidiary Advanced Cardiovascular Systems, Inc.), Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.), as well as a wide range of companies which sell a single or limited number of competitive products or participate only in a specific market segment. If the Guidant acquisition is consummated, Abbott Laboratories will become a primary competitor of ours in the interventional cardiology market. In addition, if the Guidant acquisition is consummated, St. Jude Medical, Inc. will become a competitor of ours in the CRM market, in addition to the neuromodulation market.

        Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the drug-eluting stent market, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition and results of operations. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer non-surgical alternative therapies for disease states intended to be treated using our products.

        We believe that our products compete primarily on the basis of their ability safely and effectively to perform diagnostic and therapeutic procedures in a less-invasive manner, including ease of use, reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have also increasingly been required to compete on the basis of price, value and efficiency. We believe that our continued competitive success will depend upon our ability to create or acquire scientifically advanced technology, apply our technology cost-effectively across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, manufacture and successfully market our products either directly or through outside parties and supply sufficient inventory to meet customer demand.

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

        In the U.S., permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (a 510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent to a device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the "predicate" device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not significantly affect safety or effectiveness can generally be made by us without additional 510(k) Submissions.

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

        In the European Union, we are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We also comply with all other foreign regulations such as the requirement that we obtain Ministry of Health, Labor and Welfare approval before we can launch our TAXUS® Express2 coronary stent system in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from those required by the FDA.

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

        We are also subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that compliance with environmental laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities which would have a material impact on our business. We are also certified with respect to the new enhanced environmental FTSE4Good criteria and are a constituent member of the FTSE4Good Index.

Third-Party Coverage and Reimbursement

        Our products are purchased by hospitals, doctors and other healthcare providers who are reimbursed by third-party payors, such as governmental programs (e.g. Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payor. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services' assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors' coverage policies will not adversely affect our ability to sell our products profitably.

        Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as Japan, Europe and other countries may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician's selection of products used to treat patients.

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

        Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us. Adverse outcomes in one or more of these proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products. In addition, damage awards related to historical sales could be material.

        We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. We hold approximately 4,000 U.S. patents (many of which have foreign counterparts) and have approximately 7,800 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

        There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which we compete. We have defended, and will continue to defend, ourself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, which could have a material adverse effect on us.

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

        See Item 3. Legal Proceedings below and Note J—Commitments and Contingencies to our 2005 consolidated financial statements included in Item 8 of this Form 10-K for a further discussion of patent and other litigation and proceedings involving us. In management's opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note J to our consolidated financial statements, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows.

Risk Management

        The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. We are involved in various lawsuits arising in the normal course of business from product liability and securities litigation claims. We have elected to become substantially self-insured with respect to general, product liability and securities litigation claims. As a result of the economic factors currently impacting the insurance industry, meaningful liability insurance coverage became unavailable due to its economically prohibitive cost. The absence of third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. However, based on product liability losses and securities litigation experienced in the past, our election to become substantially self-insured is not expected to have a material impact on our future operations. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general, product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Employees

        As of December 31, 2005, we had approximately 19,800 employees, including approximately 10,800 in operations, 1,400 in administration, 3,000 in clinical, regulatory and research and development and 4,600 in selling, marketing, distribution and related administrative support. Of these employees, approximately 7,100 were employed in our international operations. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Seasonality

        Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

Available Information

        Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC. Our Corporate Governance Guidelines and Code of Conduct, which applies to all of our directors, officers and employees, including our Board of Directors, Chief Executive Officer, Chief Financial Officer and Corporate Controller, are also available on our website (along with any amendments to those documents). Any amendments to or waivers for executive officers or directors of our Code of Conduct will be disclosed on our website promptly after the date of any such amendment or waiver. Printed copies of these materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or connected to our website is not incorporated by reference into this Form 10-K.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

        Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute "forward-looking statements." Forward-looking statements may be identified by words like "anticipate," "expect," "project," "believe," "plan," "estimate," "intend" and similar words used in connection with, among other things, discussions of our financial performance, growth strategy, regulatory approvals, product development or new product launches, market position, sales efforts, intellectual property matters or acquisitions and divestitures. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

        We do not intend to update these forward-looking statements below or the risk factors described in Item 1A under the heading "Risk Factors" even if new information becomes available or other events occur in the future. We have identified these forward-looking statements below and the risk factors described in Item 1A under the heading "Risk Factors" in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and in the risk factors described in Item 1A under the heading "Risk Factors."

Coronary Stents

  •
  Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

  •
  Our ability to launch our TAXUS® Express2 coronary stent system in Japan during the first half of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS® Liberté™ coronary stent system, in the U.S. during the second half of 2006 and to maintain or expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

  •
  The continued availability of our TAXUS stent system in sufficient quantities and mix, our ability to prevent disruptions to our TAXUS stent system manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world as we transition to next-generation stent products;

  •
  The impact of new drug-eluting stents on the size of the coronary stent market, distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices;

  •
  The overall performance of and continued physician confidence in our and other drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

  •
  Continued growth in the rate of physician adoption of drug-eluting stent technology in our Europe and Inter-Continental markets;

  •
  Our ability to take advantage of our position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to respond to the challenges presented as additional competitors enter the U.S. drug-eluting stent market; and

  •
  Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses relating to our TAXUS stent system and other product franchises and to react effectively to worldwide economic and political conditions.

Litigation and Regulatory Compliance

  •
  The effect of litigation, risk management practices, including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

  •
  The impact of stockholder derivative and class action, patent, product liability and other litigation; and

  •
  Any conditions imposed in resolving, or any inability to resolve, outstanding warning letters or other FDA matters, as well as risks generally associated with regulatory compliance, quality systems standards and complaint-handling.

Innovation

  •
  Our ability successfully to complete planned clinical trials, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

  •
  Our ability to manage research and development and other operating expenses consistent with our expected revenue growth over the next twelve months;

  •
  Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

  •
  Our ability to develop products and technologies successfully in addition to our TAXUS coronary stent technology;

  •
  Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

  •
  Our ability to integrate the acquisitions and other strategic alliances we have consummated;

  •
  Our decision to exercise options to purchase certain companies party to our strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

  •
  The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

International Markets

  •
  Increasing dependence on international sales to achieve growth;

  •
  Risks associated with international operations including compliance with local legal and regulatory requirements; and

  •
  The potential effect of foreign currency fluctuations and interest rate fluctuations on our revenues, expenses and resulting margins.

Liquidity

  •
  Our ability to generate sufficient cash flow to fund operations and capital expenditures, as well as our strategic investments over the next twelve months and to maintain borrowing flexibility beyond the next twelve months;

  •
  Our ability to access the public capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

  •
  Our ability to achieve a 23 percent effective tax rate, excluding certain charges, during 2006 and to recover substantially all of our deferred tax assets; and

  •
  Our ability to align expenses with future expected revenue levels and reallocate resources to support our future growth.

Other

  •
  Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee; and

  •
  Risks associated with our proposed acquisition of Guidant Corporation, including, among other things, the indebtedness we will incur and the integration challenges we will face after consummation of the acquisition.

        Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually and the risk factors described in Item 1A under the heading "Risk Factors," could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 1A. RISK FACTORS

        In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward- looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the beginning of Item 1 of this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

        We also face certain risks in connection with our proposed acquisition of Guidant Corporation as described above in Item 1 of this Form 10-K. We encourage you to consider the risks below under the caption "—Risks Related to the Proposed Acquisition and Guidant" and the risk factors set forth in our registration statement on Form S-4 filed with the SEC on February 6, 2006 (Registration No. 333-131608) for additional risk factors relating to our proposed acquisition of Guidant Corporation.

Risks Related to Our Business

        We are subject to extensive medical device regulation which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

        Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (the FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

  •
  take a significant period of time;

  •
  require the expenditure of substantial resources;

  •
  involve rigorous pre-clinical and clinical testing;

  •
  require changes to the products; and

  •
  result in limitations on the indicated uses of the products.

        Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances from the FDA for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, operating restrictions and/or criminal prosecution. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products or the withdrawal of product approval by the FDA could have a material adverse effect on our business, financial condition or results of operations.

        We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition or results of operations.

        As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA's Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

        In that regard, we are currently taking remedial action in response to certain deficiencies of our quality systems as cited by the FDA in FDA warning letters to us. For example, we received several warning letters from the FDA in 2005 with respect to our global quality-control systems and in 2004 with respect to our auditory product line. In addition, on January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corporate wide corrective action plan relating to three warning letters previously issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA will not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. If we are unable to resolve the issues raised by the FDA in its warning letters to the satisfaction of the FDA on a timely basis, we may not be able able to launch our new class III devices as planned, including our Taxus® Liberté™ drug-eluting stent system in the United States in the second half of 2006.

        We may face enforcement actions in connection with these FDA warning letters, including injunctive relief and civil fines. While we are working with the FDA to resolve these issues, this work has required and will continue to require the dedication of significant incremental internal and external resources. There can be no assurances regarding the length of time it will take to resolve these issues. In addition, if our remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against us, including but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition or results of operations.

        Pending and future intellectual property litigation could be costly and disruptive to us.

        We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings, including the proceedings described in more detail under Item 3. Legal Proceedings. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

        We may not be able effectively to protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.

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

        Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us. Adverse outcomes in one or more of these proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products. In addition, damage awards related to historical sales could be material.

        Patents and other proprietary rights are and will be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and also attempt to review third-party patents and patent applications to the extent publicly available to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents and have numerous patent applications pending. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent applications will result in issued patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.

        In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming to us and no assurances can be made that any lawsuit will be successful. We are generally involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. We are involved in numerous patent-related claims with our competitors, including Johnson & Johnson.

        The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial position or results of operations.

        Pending and future product liability claims and other litigation, including private securities litigation and shareholder derivative suits, may adversely affect our business, reputation and ability to attract and retain customers.

        The design, manufacture and marketing of medical devices of the types that we produce entail an inherent risk of product liability claims. Many of the medical devices that we manufacture and sell are designed to be implanted in the human body for long periods of time or indefinitely. A number of factors could result in an unsafe condition or injury to, or death of, a patient with respect to these or other products that we manufacture or sell, including component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information. These factors could result in product liability claims, a recall of one or more of our products or a safety alert relating to one or more of our products. Product liability claims may be brought by individuals or by groups seeking to represent a class.

        We are currently the subject of numerous product liability claims and other litigation, including private securities litigation and shareholder derivative suits including, but not limited to, the claims and litigation described under Item 3. Legal Proceedings. In addition, if the Guidant acquisition is consummated, we will also be subject to certain product liability claims and other litigation of Guidant. The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are largely self-insured for product liability claims and securities litigation. As a result of economic factors currently impacting the insurance industry, meaningful product liability and securities litigation insurance coverage has become unavailable due to its economically prohibitive cost. The absence of third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their ultimate outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

        We derive a significant portion of our revenue from the sale of drug-eluting coronary stent systems and a decline in our market share of drug-eluting stents may adversely affect our results of operations or financial condition.

        Drug-eluting coronary stent revenues represented approximately 41% of our consolidated net sales during the fiscal year ended December 31, 2005. We have experienced declines in our U.S. drug-eluting stent revenues during the second half of 2005 as compared to the same period in the prior year largely as a result of a reduction in market share, as well as pricing pressure. Our TAXUS® coronary stent system and Johnson & Johnson's CYPHER® drug-eluting stent system are currently the only two drug-eluting stents available in the U.S. market. During the first three quarters of 2005, we experienced sequential declines in our market share. In the fourth quarter of 2005, our market share stabilized and was relatively consistent with the prior quarter. Our share of the drug-eluting stent market, as well as unit prices, are expected to continue to be adversely affected as additional significant competitors enter the drug-eluting stent market, which began during the third quarter of 2005 internationally and is expected to continue to occur during the second half of 2007 in the U.S. Companies have recently obtained regulatory approval to market and sell their drug-eluting stents in the European market. In July 2005, Medtronic, Inc. received approval from European regulators to begin commercial sales of its Endeavor drug-eluting stent system in the European market. Guidant received similar regulatory approval to commence European sales of its XIENCE™ V drug-eluting stent system on January 30, 2006. If the acquisition is consummated and following Abbott's acquisition of Guidant's drug-eluting stent portfolio, Abbott will sell the XIENCE™ V drug-eluting stent in competition with us. In addition, on February 17, 2006, Conor Medsystems, Inc. received a CE Mark for its CoStar™ paclitaxel-eluting stent system.

        A material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting stent market and our position within that market include:

  •
  entry of additional competitors in international markets and the U.S.;

  •
  declines in the average selling prices of drug-eluting stent systems;

  •
  variations in clinical results or product performance of our and our competitors' products;

  •
  new competitive product launches;

  •
  delayed or limited regulatory approvals and reimbursement policies;

  •
  litigation related to intellectual property;

  •
  continued physician confidence in our technology;

  •
  the average number of stents used per procedure;

  •
  expansion of indications for use;

  •
  a reduction in the overall number of procedures performed;

  •
  the international adoption rate of drug-eluting stent technology; and

  •
  the level of supply of our drug-eluting stent system and competitive stent systems.

        The manufacture of our TAXUS® coronary stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand, as well as disruptions associated with the TAXUS® stent manufacturing process, may impact our inventory levels and our ability to provide the TAXUS® stent system in sufficient quantities and mix. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, which may adversely impact our results from operations. Also, if the Guidant acquisition is consummated, we expect to share with Abbott rights to Guidant's XIENCE™ V drug-eluting stent program. As a result, delays in receipt of regulatory approvals for the XIENCE™ V drug-eluting stent system, Abbott's inability to supply us with sufficient quantities of the XIENCE™ V drug-eluting stent system or material nonacceptance of these stents in the marketplace could adversely affect our results from operations, as well as our ability to effectively differentiate ourselves from our competitors in the drug-eluting stent market as the leading company with two drug-eluting stent programs.

        We may not be successful in our strategic acquisitions of, investments in or alliances with, other companies and businesses, which have been a significant source of historical growth for us.

        Our strategic acquisitions, investments and alliances have historically been intended to further expand our ability to offer customers effective, quality medical devices that satisfy their interventional needs. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future. These acquisitions, investments and alliances have historically been significant sources of growth for us. The success of any acquisition, investment or alliance that we may undertake will depend on a number of factors, including:

  •
  our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

  •
  our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

  •
  whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

  •
  the strength of the other companies' underlying technology and ability to execute;

  •
  litigation related to these technologies; and

  •
  our ability to successfully integrate the acquired company or business with our existing business, including the ability to adequately fund acquired in-process research and development projects.

        If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future.

        Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

        In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and divisions, particularly in our drug-eluting stent program. We expect to launch our TAXUS® Liberté™ coronary stent system in the U.S. during the second half of 2006, subject to regulatory approval. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent market may be adversely impacted.

        Further, we anticipate continuing our increased focus and spending on areas outside of drug-eluting stent technologies. We believe our focus will be primarily on technologies in which we have already made significant investments, including neuromodulation, endoscopic systems, carotid stenting and bifurcation stenting, but may also extend into other medical device opportunities. However, given their early stage of development, there can be no assurance that these and other technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. In addition, due to the substantial amount of debt we expect to incur to finance the cash portion of the Guidant acquisition consideration, there can be no assurance that, if the acquisition is consummated, we will choose to continue to invest in these technologies. A delay in the development or approval of these technologies or our decision to reduce funding of these projects may adversely impact the contribution of these technologies to our future growth.

        As a part of the regulatory process of obtaining marketing clearance from the FDA for new products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market's perception of this clinical data, may adversely impact our ability to obtain product approvals from the FDA, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

        We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.

        The medical device market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors have historically included: Guidant (including its subsidiary Advanced Cardiovascular Systems, Inc.), Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.). If the acquisition is consummated, Abbott will become a primary competitor of ours in the interventional cardiology market and St. Jude Medical, Inc. will become a competitor of ours in the CRM market, in addition to the neuromodulation market. In addition, we face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate only in a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer non-surgical alternative therapies for disease states intended to be treated using our products.

        Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the drug-eluting stent market, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

        Because we derive a significant amount of our revenues from international operations and a significant percentage of our future growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

        Sales outside the U.S. accounted for approximately 39% of our net sales in 2005. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. If sufficient resources are not available to renew these approvals or these approvals are not timely renewed, our ability to market our full line of existing products within these jurisdictions may be limited. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

        Healthcare cost containment pressures and legislative or administrative reforms resulting in restrictive reimbursement practices of third-party payors or preferences for alternate therapies could decrease the demand for our products, the prices which customers are willing to pay for those products and the number of procedures performed using our devices, which could have an adverse effect on our business, financial condition or results of operations.

        Our products are purchased principally by hospitals or physicians, which typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care plans, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the U.S. or international reimbursement systems in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition or results of operations.

        Major third-party payors for hospital services in the U.S. and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and has shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products. If the Guidant acquisition is consummated, in light of the Guidant product recalls, third-party payors may seek claims and further recourse against us for the recalled defibrillator and pacemaker systems for which Guidant had previously received reimbursement.

        Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.

        The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

Risks Related to the Proposed Acquisition and Guidant

        If the acquisition is consummated, the separation of Guidant's vascular and endovascular businesses from Guidant's other businesses and the integration of Boston Scientific and Guidant following the acquisition may present significant challenges.

        Because Abbott will be acquiring Guidant's vascular and endovascular businesses prior to the consummation of the acquisition, these businesses will need to be separated from Guidant's other businesses before the closing of the acquisition. In addition, Boston Scientific and Guidant may face significant challenges in combining operations and product lines in a timely and efficient manner and retaining key Guidant personnel. This integration will be complex and time-consuming, and the separation of the Guidant businesses required by the Abbott transaction will add complexity to the transition process and require the receipt or provision of transitional services. The failure to successfully integrate Guidant's business and ours and to manage the challenges presented by the transition process successfully, including the retention of key Guidant personnel, may prevent us from achieving the anticipated potential benefits of the acquisition.

        We will incur significant indebtedness in order to finance the acquisition, which will limit our operating flexibility.

        In order to finance the cash portion of the acquisition consideration, we expect to incur incremental borrowings of approximately $8 billion. Our significant indebtedness may:

  •
  require us to dedicate a significant portion of our cash flow from operations to payments on our debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;

  •
  increase our vulnerability to general adverse economic conditions, including increases in interest rates; and

  •
  limit our flexibility in planning for, or reacting to, changes in or challenges relating to our business and industry.

        In addition, the terms of the financing obligations to be incurred by us in order to finance the cash portion of the acquisition consideration will contain restrictions substantially similar to the restrictions contained in our current financing obligations, including limitations on our ability to, among other things:

  •
  increase consolidated leverage (total debt to earnings before interest, taxes, depreciation and amortization (EBITDA));

  •
  incur certain additional interest expense charges (EBITDA to interest expense);

  •
  incur additional indebtedness pursuant to receivables transactions;

  •
  create or incur liens;

  •
  sell all or substantially all of our assets; and

  •
  consolidate or merge with another entity.

        These restrictions will be applicable to Boston Scientific after the acquisition. In addition, to the extent that our credit ratings are below pre-acquisition levels, borrowing costs may increase, and to the extent that our credit ratings are below investment grade, the restrictions in these financing obligations could be more stringent and could include additional covenants, conditions to borrowing, subsidiary guarantees and stock pledges. A failure to comply with these restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that remains uncured or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

        We expect that, if the acquisition is consummated, our credit ratings will be downgraded from our current credit ratings and it is possible that our credit ratings could fall below investment grade.

        We currently have investment grade credit ratings. During February 2006, our credit rating was downgraded. The rating agencies have indicated that our credit rating will be further downgraded if the acquisition of Guidant is consummated. Although we expect our credit ratings to remain at investment grade following the acquisition of Guidant, it is possible that the credit rating agencies could downgrade our credit ratings to below investment grade. The credit ratings assigned to our indebtedness affect both our ability to obtain new financing and the cost of financing and credit. If our credit ratings were to be further downgraded, our borrowing costs may increase, we may become subject to more stringent covenants and our access to unsecured debt markets could be limited. In addition, we may not be able to refinance our indebtedness on terms acceptable to us, if at all. Further, in December 2005, we agreed to supplement the terms of our senior notes issued in November 2005 to provide for a potential interest rate adjustment accruing from November 17, 2005 on each series of these senior notes in the event that our credit ratings are downgraded as a result of our closing of the proposed acquisition of Guidant.

        If the acquisition is consummated, our stockholders' ownership percentage of Boston Scientific will be diluted and the acquisition will result in dilution to our earnings per share.

        In connection with the proposed acquisition, we will issue to Guidant shareholders and Abbott shares of our common stock. As a result of the issuance of these shares of our common stock, our stockholders will own a smaller percentage of our company after the acquisition if the acquisition is consummated. The proposed acquisition will also result in significant dilution to our 2006 earnings per share and may result in dilution to our earnings per share in future years.

        Since June of 2005, Guidant has issued a number of product advisories to physicians concerning its defibrillator and pacemaker systems due to reported adverse events and malfunctions that have adversely impacted its sales and market share and, if the acquisition is consummated, could have an adverse effect on our business, financial condition and results of operations.

        Since June of 2005, Guidant has issued a number of product advisories to physicians concerning its defibrillator and pacemaker systems due to reported adverse events and malfunctions. For the fiscal year ended December 31, 2005, Guidant reported that sales during the second half of 2005 decreased 14% compared to the same period in 2004, primarily due to the impact of various implantable defibrillator and pacemaker system field actions that occurred in 2005, including certain voluntary product recalls and physician notifications. These product recalls included Guidant's decision announced on June 24, 2005 to temporarily stop selling Guidant's leading defibrillator systems, which were returned to the market beginning on August 2, 2005. The impact of the product recalls resulted in Guidant having a lower market share for implantable defibrillator and pacemaker systems for the second half of 2005 compared to the same period in the prior year. If the acquisition is consummated, there can be no assurance that we will be able to regain that market share or sales, if at all. If we are able to regain Guidant's prior market share and sales, there can be no assurance as to when our market share and sales will return to pre-product recall levels, due to, among other things, customer perceptions of the product recalls, market acceptance of recently launched products, and regulatory and competitive developments. If we are unable to regain market share and sales for implantable defibrillator and pacemaker systems or do not regain market share and sales on a timely basis, these failures could have a material adverse effect on our business, financial condition or results of operations. There can be no assurance that, if the Guidant acquisition is consummated, we will not have product recalls concerning defibrillator and pacemaker systems (or our own products) in the future or that any product recalls would not have a material adverse effect on our business, financial condition or results of operations.

        The FDA, the Department of Justice, the SEC and various state agencies are conducting, and other governmental entities may commence, investigations of Guidant in connection with Guidant's product recalls which could have an adverse effect on the business, financial condition or results of operations of Guidant and Boston Scientific if the Guidant acquisition is consummated.

        The FDA, the Department of Justice, the SEC and various state agencies are conducting, and other governmental entities may commence, investigations of Guidant in connection with Guidant's product recalls. While Guidant is cooperating with officials in connection with these investigations, Guidant cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on Guidant or, if the acquisition is consummated, Boston Scientific. An adverse outcome in any of these investigations could include the commencement of civil and/or criminal proceedings involving substantial fines, penalties and injunctive or administrative remedies, including the exclusion of Guidant and Boston Scientific from government reimbursement programs. Additionally, if these investigations continue over a long period of time, they could divert the attention of management from the day-to- day operations of Guidant's and our business, impose significant administrative burdens on Guidant and us and result in additional compliance or other costs. These potential consequences, as well as any material adverse outcome from any of these investigations, could have an adverse effect on Guidant's and our business, financial condition or results of operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

        Our world headquarters are located in Natick, Massachusetts. We have regional headquarters located in Tokyo, Japan; Paris, France; and Singapore. As of December 31, 2005, our manufacturing, research, distribution and other Key Facilities totaled more than 7.2 million square feet, of which more than 6.1 million square feet was owned by us and the balance is leased. As of December 31, 2005, our principal manufacturing and technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, New York, Utah, Ireland, Costa Rica and Japan, and our principal distribution centers were located in Massachusetts, The Netherlands and Japan. As of December 31, 2005, we maintained 26 manufacturing, distribution and technology centers, 19 in the U.S., four in Ireland, one in Costa Rica, one in The Netherlands and one in Japan. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities.

(in square feet)	Total Space	Owned	Leased
Domestic	6,094,000	5,211,000	883,000
Foreign	1,157,000	964,000	193,000
Total	7,251,000	6,175,000	1,076,000

ITEM 3. LEGAL PROCEEDINGS

        See Note J—Commitments and Contingencies to our 2005 consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the New York Stock Exchange under the symbol "BSX." Our annual CEO certification for the previous year has been submitted to the NYSE.

        The following table shows the market range for our common stock for each of the last eight quarters based on reported sales prices on the New York Stock Exchange.

	High	Low

2005
First Quarter	$35.19	$28.67
Second Quarter	30.80	27.00
Third Quarter	28.95	23.05
Fourth Quarter	27.33	22.95
2004
First Quarter	$44.12	$35.86
Second Quarter	45.81	37.32
Third Quarter	42.70	32.12
Fourth Quarter	39.46	33.36

        We have not paid a cash dividend during the past two years. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.

        At February 22, 2006, there were 8,143 record holders of our common stock.

        The closing price of our common stock on February 22, 2006 was $24.13.

        There were no shares repurchased under our share repurchase program in the fourth quarter of 2005. There are approximately 37 million shares available for repurchase under our share repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)

Year Ended December 31,	2005	2004	2003	2002	2001

Operating Data
Net sales	$6,283	$5,624	$3,476	$2,919	$2,673
Gross profit	4,897	4,332	2,515	2,049	1,754
Selling, general and administrative expenses	1,814	1,742	1,171	1,002	926
Research and development expenses	680	569	452	343	275
Royalty expense	227	195	54	36	35
Amortization expense	152	112	89	72	136
Litigation-related charges (credits), net	780	75	15	(99)
Purchased research and development	276	65	37	85	282
Total operating expenses	3,929	2,758	1,818	1,439	1,654
Operating income	968	1,574	697	610	100
Income before income taxes	891	1,494	643	549	44
Net income (loss)	628	1,062	472	373	(54)
Net income (loss) per common share—basic	$0.76	$1.27	$0.57	$0.46	$(0.07)
Net income (loss) per common share—assuming dilution	$0.75	$1.24	$0.56	$0.45	$(0.07)
Weighted average shares outstanding—assuming dilution	837.6	857.7	845.4	830.0	802.8
As of December 31,	2005	2004	2003	2002	2001

Balance Sheet Data
Cash, cash equivalents and marketable securities	$848	$1,640	$752	$260	$185
Working capital	1,152	684	487	285	275
Total assets	8,196	8,170	5,699	4,450	3,974
Borrowings (long-term and short-term)	2,020	2,367	1,725	935	1,204
Stockholders' equity	4,282	4,025	2,862	2,467	2,015
Book value per common share	$5.22	$4.82	$3.46	$3.00	$2.49

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

        Our management's discussion and analysis (MD&A) begins with an executive summary that outlines our financial highlights during 2005 and focuses on the impact of drug-eluting stents to our operations. In addition, our executive summary will discuss the significance of the proposed Guidant Corporation acquisition to our future growth. Following the executive summary is an examination of the material changes in our operating results for 2005 as compared to 2004 and our operating results for 2004 as compared to 2003. The operating results are supplemented by an in-depth look at the major issues we believe are most relevant to our current and future prospects, including the proposed acquisition of Guidant. The discussion then provides an examination of liquidity, focusing primarily on material changes in our operating, investing and financing cash flows, as depicted in our statements of cash flows, and the trends underlying these changes. In addition, we will highlight the impact of the potential Guidant acquisition on our future liquidity. Finally, the MD&A provides information on our critical accounting policies.

Executive Summary

        Our net sales in 2005 increased to $6,283 million from $5,624 million in 2004, an increase of 12 percent. Excluding the favorable impact of $25 million of foreign currency fluctuations, our net sales increased 11 percent. Our gross profit increased to $4,897 million, or 77.9 percent of net sales, in 2005 from $4,332 million, or 77.0 percent of net sales, in 2004. Our reported net income for 2005 was $628 million, or $0.75 per diluted share, as compared to $1,062 million, or $1.24 per diluted share, in 2004. Our reported results included net after-tax charges of $894 million, or $1.07 per diluted share, in 2005 as compared to net after-tax charges of $332 million, or $0.39 per diluted share, in 2004.1 In addition, our cash provided by operating activities was $903 million in 2005, which includes $750 million paid for the Medinol settlement, as compared to $1,804 million in 2004.

        The growth in 2005 resulted largely from a full year of sales of our TAXUS® Express2™ paclitaxel-eluting coronary stent system that we launched in the United States in March 2004 and increased sales of the TAXUS stent system in our Europe and Inter-Continental markets. TAXUS stent sales in 2005 were $2,556 million as compared $2,143 million in 2004, an increase of 19 percent. We have achieved and maintained leading drug-eluting stent market positions within our U.S., Europe

1
The 2005 net after-tax charges consisted of a $598 million litigation settlement with Medinol Ltd.; $267 million in purchased research and development primarily attributable to our recent acquisitions; $24 million of asset write-downs and employee-related costs that resulted from certain business optimization initiatives; $11 million in expenses related to certain retirement benefits; and a $6 million tax adjustment associated with a technical correction made to the American Jobs Creation Act. The 2004 net after-tax charges consisted of a $75 million provision for legal and regulatory exposures; a $71 million enhancement to our 401(k) Retirement Savings Plan; $65 million of purchased research and development; a $61 million charge relating to taxes on the approximately $1 billion of cash that we repatriated in 2005 under the American Jobs Creation Act of 2004; and a $60 million non-cash charge resulting from certain modifications to our stock option plans.

and Inter-Continental markets. Further, due to increased penetration rates and the successful launch of our next-generation TAXUS® Liberté™ paclitaxel-eluting coronary stent system in our Europe and Inter-Continental markets, our international TAXUS stent system sales for 2005 increased by 38 percent as compared to 2004. This increase in sales was offset by decreased TAXUS stent system sales in the U.S. during the second half of 2005, as compared to the same period in the prior year largely due to a reduction in market share, as well as pricing pressure. During the first three quarters of 2005, we experienced sequential declines in our market share. In the fourth quarter of 2005, our market share stabilized and was relatively consistent with the prior quarter. We expect to launch our TAXUS Liberté stent system in the U.S. in the second half of 2006 and our TAXUS Express2 stent system in Japan in the first half of 2007, subject to regulatory approvals.

        In addition, during 2005, our worldwide Endosurgery group sales increased to $1,228 million from $1,088 million in 2004, an increase of 13 percent. Further, our Neuromodulation division, formed following the June 2004 acquisition of Advanced Bionics Corporation, generated $148 million in net sales during 2005 as compared to $46 million in 2004, which represents the period following the acquisition.

        During 2005, we invested a portion of our increased gross profit in various research and development initiatives, particularly related to our 2004 acquisition of Advanced Bionics and our 2005 acquisition of TriVascular, Inc., as well as on projects within our Endosurgery group, including our Endovations™ Endoscopy Suite. We funded additional headcount and programs to strengthen our sales and marketing organization and we made enhancements to our manufacturing and distribution network.

        We continued to generate strong operating cash flow during 2005. In addition, due to favorable market conditions, we raised $750 million from the public markets through a November 2005 debt offering. We used cash generated from operating activities and from the public debt issuance to: repay short-term debt obligations; repurchase shares of our common stock on the open market; and fund 2005 strategic alliances and acquisitions.

Recent Developments

        On January 25, 2006, we entered into a definitive agreement to acquire Guidant Corporation for an aggregate purchase price of $27 billion (net of proceeds from option exercises), which represents a combination of cash and stock worth $80 per share of Guidant common stock. We expect that this acquisition will enable us to become a major provider in the high-growth cardiac rhythm management business, significantly diversifying our revenue stream across multiple business segments and enhancing our overall competitive position. In addition, in conjunction with the acquisition of Guidant, Abbott Laboratories has agreed to acquire Guidant's vascular intervention and endovascular businesses and has agreed to share the drug-eluting stent technology it acquires from Guidant with us. This will enable us to access a second drug-eluting stent program that will complement our existing TAXUS stent program. The transaction is subject to customary closing conditions, including clearances under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the European Union merger control regulation, as well as approval of Boston Scientific and Guidant shareholders. Subject to these conditions, we currently expect the acquisition to occur during the week of April 3, 2006.

        On January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corporate wide corrective action plan relating to three warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA will not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. We intend to resolve the quality issues cited by the FDA prior to the anticipated launch of our TAXUS Liberté stent system in the United States and therefore do not anticipate delays of this product. However, while we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time it will take to resolve these issues to the satisfaction of the FDA, and any such resolution may require the dedication of significant incremental internal and external resources. In addition, if our remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against us, including but not limited to seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

Results of Operations

Net Sales

        The following table provides our net sales by region and the relative change on an as reported and constant currency basis:

				2005 versus 2004				2004 versus 2003
(in millions)	2005	2004	2003	As Reported Currency Basis		Constant Currency Basis		As Reported Currency Basis	Constant Currency Basis

United States	$3,852	$3,502	$1,924	10%		10%		82%	82%

Europe	$1,161	$994	$672	17%		17%		48%	35%
Japan	579	613	541	(6%	)	(4%	)	13%	6%
Inter-Continental	691	515	339	34%		28%		52%	44%

International	$2,431	$2,122	$1,552	15%		13%		37%	27%

Worldwide	$6,283	$5,624	$3,476	12%		11%		62%	57%

        The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis:

				2005 versus 2004		2004 versus 2003
(in millions)	2005	2004	2003	As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis

Cardiovascular	$4,498	$4,107	$2,168	10%	9%	89%	84%
Electrophysiology	132	130	113	2%	2%	15%	12%
Neurovascular	277	253	223	9%	9%	13%	9%

Cardiovascular	$4,907	$4,490	$2,504	9%	9%	79%	74%

Oncology	$207	$186	$166	11%	11%	12%	8%
Endoscopy	697	641	580	9%	9%	11%	7%
Urology/Gynecology	324	261	226	24%	24%	15%	13%

Endosurgery	$1,228	$1,088	$972	13%	13%	12%	9%

Neuromodulation	$148	$46	N/A	222%	222%	N/A	N/A

Worldwide	$6,283	$5,624	$3,476	12%	11%	62%	57%

        We manage our international operating regions and divisions on a constant currency basis, while market risk from currency exchange rate changes is managed at the corporate level.

U.S. Net Sales

        In 2005, our U.S. net sales increased by $350 million, or 10 percent, as compared to 2004. The increase primarily related to $1,763 million in sales of our TAXUS stent system for 2005 as compared to $1,570 million for 2004. We launched our TAXUS stent system in the U.S. late in the first quarter of 2004 and estimate that physicians in the U.S. have converted approximately 88 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents as of December 31, 2005, as compared to 85 percent at December 31, 2004. The remainder of the increase in our U.S. net sales related to sales growth of $83 million from our Endosurgery group and $75 million from our Neuromodulation division. This increase in sales was offset by decreased TAXUS stent system sales in the U.S. during the second half of 2005, as compared to the same period in the prior year largely due to a reduction in market share, as well as pricing pressure. During the first three quarters of 2005, we experienced sequential declines in our market share. In the fourth quarter of 2005, our market share stabilized and was relatively consistent with the prior quarter.

        In 2004, our U.S. net sales increased by $1,578 million, or 82 percent, as compared to 2003. The increase related primarily to $1,570 million in sales of our TAXUS stent system. Declines in our bare-metal stent revenue by $155 million to $59 million in 2004 partially offset this increase, as physicians continued to convert the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, including our TAXUS stent system. Sales from other products within our Cardiovascular division also increased by $49 million, or five percent, during 2004. The remainder of the increase in our U.S. revenues related to sales growth in each of our other U.S. divisions, including $37 million in sales from our Neuromodulation division.

International Net Sales

        In 2005, our international net sales increased by $309 million, or 15 percent, as compared to 2004. The increase related primarily to sales growth of our TAXUS stent system by $220 million, or 38 percent, in our Europe and Inter-Continental markets. As of December 31, 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 49 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 40 percent at the end of 2004. Conversion rates have been more gradual in these markets than in the U.S. primarily due to the timing of local reimbursement and funding levels. In addition, we successfully launched our TAXUS Liberté stent system in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. The remainder of the increase in our revenue in these markets was due to growth in various product franchises, including $57 million in incremental sales from our Endosurgery group, and $27 million in sales growth from our Neuromodulation division.

        In 2005, our Japan net sales decreased by $34 million, or six percent, as compared to 2004 primarily due to decreased sales from our Cardiovascular division. We have experienced declining coronary stent sales in Japan since a competitor launched its drug-eluting stent in this market late in the second quarter of 2004. Due to the timing of regulatory approval for our TAXUS stent system and government-mandated pricing reductions for other products, we do not expect revenue growth in our existing Japan business until we receive regulatory approval and launch our drug-eluting stent in Japan, which we expect to occur in the first half of 2007.

        In 2004, our international net sales increased by $570 million, or 37 percent, as compared to 2003. Excluding the favorable impact of $155 million of foreign currency fluctuations, international net sales increased 27 percent. The increase related primarily to sales growth of our TAXUS stent system by $375 million, or 189 percent, in our Europe and Inter-Continental markets. We launched the TAXUS stent system in these markets during the first quarter of 2003. In addition, in 2004 our Japan net sales increased by $72 million, or 13 percent, as compared to 2003 primarily due to sales of our Express2 stent system, which we launched in Japan during the first quarter of 2004. The remainder of the increase in our revenue in these markets was due to incremental growth in various product franchises, none of which were individually significant.

Gross Profit

        The following table provides a summary of our gross profit:

	2005		2004		2003
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Gross profit	4,897	77.9	4,332	77.0	2,515	72.4

        In 2005, our gross profit, as a percentage of net sales, increased by 0.9 percentage points as compared to 2004. Shifts in our product sales mix toward higher margin products, primarily drug-eluting coronary stent systems, increased our gross profit as a percentage of net sales by 0.6 percentage points. Our gross profit percentage increased by 1.0 percentage point related to $57 million in inventory write-downs in 2004, including a $43 million write-down attributable to our recalls of certain coronary stent systems and a $14 million write-down of TAXUS stent inventory due to shelf-life dating. Our gross profit for 2005 was reduced as a percentage of net sales by 0.9 percentage points related to period expenses, including manufacturing start-up costs primarily associated with our TAXUS Liberté stent system and increased investment in quality initiatives. The remaining fluctuation in gross profit as a percentage of net sales primarily related to the favorable impact of changes in foreign exchange rates.

        In 2004, our gross profit, as a percentage of net sales, increased by 4.6 percentage points as compared to 2003. Shifts in our product sales mix toward higher margin products, primarily drug-eluting coronary stent systems in the U.S., increased our gross profit as a percentage of net sales by 6.5 percentage points. This improvement in our gross profit as a percentage of net sales was partially reduced by 1.0 percentage point related to $57 million in inventory write-downs. In addition, other expenses primarily associated with increased investments in our manufacturing capabilities reduced gross profit as a percentage of net sales during 2004 by approximately 1.0 percentage point.

Operating Expenses

        The following table provides a summary of certain of our operating expenses:

	2005		2004		2003
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales

Selling, general and administrative expenses	1,814	28.9	1,742	31.0	1,171	33.7
Research and development expenses	680	10.8	569	10.1	452	13.0
Royalty expense	227	3.6	195	3.5	54	1.6
Amortization expense	152	2.4	112	2.0	89	2.6

Selling, General and Administrative (SG&A) Expenses

        In 2005, our SG&A expenses increased by $72 million, or four percent, as compared to 2004. The increase primarily related to: approximately $100 million in increased headcount and higher compensation expense mainly attributable to the expansion of the sales force within our Interventional Cardiology business unit and Endosurgery group and costs related to market development initiatives; $75 million in incremental operating expenses associated with our 2004 and 2005 acquisitions, primarily

Advanced Bionics; $21 million in employee-related costs primarily attributable to optimization initiatives within our human resources function and international divisions; $19 million in stock compensation expense primarily associated with the issuance of deferred stock units in 2005; and $17 million in costs related to certain retirement benefits. Certain charges incurred in 2004 partially offset these increases, including a $110 million enhancement to our 401(k) Plan, and a $90 million non-cash charge resulting from certain modifications to our stock option plans. As a percentage of our net sales, SG&A expenses decreased to 28.9 percent in 2005 from 31.0 percent in 2004 primarily due to the increase in our net sales in 2005.

        In 2004, our SG&A expenses increased by $571 million, or 49 percent, as compared to 2003. The increase primarily related to: approximately $200 million in additional marketing programs, increased headcount and higher sales force commission expenses, mainly attributable to our TAXUS stent program and, to a lesser degree, to support our other product franchises; and approximately $40 million due to the impact of foreign currency fluctuations. In addition, our SG&A expenses in 2004 included charges of $110 million attributable to an enhancement to our 401(k) Plan and $90 million resulting from certain modifications to our stock option plans. Further, our SG&A expenses included $40 million in operating expenses associated with our acquisition of Advanced Bionics. As a percentage of our net sales, SG&A expenses decreased to 31.0 percent in 2004 from 33.7 percent in 2003 primarily due to the significant increase in our net sales in 2004.

Research and Development Expenses

        Our investment in research and development reflects spending on regulatory compliance and clinical research as well as new product development programs. In 2005, our research and development expenses increased by $111 million, or 20 percent, as compared to 2004. As a percentage of our net sales, research and development expenses increased to 10.8 percent in 2005 from 10.1 percent in 2004. The increase primarily related to approximately $60 million in incremental research and development expenses attributable to our 2004 and 2005 acquisitions, primarily Advanced Bionics and TriVascular. In addition, we increased spending on internal research and development projects within our Endosurgery group by $25 million, including increased spending on our Endovations Endoscopy Suite.

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

Royalty Expense

        In 2005, our royalty expense increased by $32 million, or 16 percent, as compared to 2004. As a percentage of net sales, royalty expense increased to 3.6 percent in 2005 from 3.5 percent in 2004. The increase in our royalty expense related to sales growth of royalty-bearing products, primarily sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system increased by $27 million to $174 million for 2005 as compared to 2004.

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

Amortization Expense

        In 2005, our amortization expense increased by $40 million, or 36 percent, as compared to 2004. As a percentage of our net sales, amortization expense increased to 2.4 percent in 2005 from 2.0 percent in 2004. The increase in our amortization expense was primarily due to $25 million in incremental amortization expense from the intangible assets obtained in conjunction with our 2004 and 2005 acquisitions, primarily Advanced Bionics. In addition, our amortization expense included a $10 million write-off of intangible assets related to our Enteryx® Liquid Polymer Technology (Enteryx), a discontinued technology platform obtained as a part of our acquisition of Enteric Medical Technologies, Inc. The write-off resulted from our decision during the third quarter of 2005 to cease selling the Enteryx product.

        In 2004, our amortization expense increased by $23 million, or 26 percent, as compared to 2003. The increase related primarily to the amortization of intangible assets from our acquisitions in 2004 of Advanced Bionics and Precision Vascular Systems, Inc. (PVS). Amortization expense for these two acquisitions was $17 million in 2004. As a percentage of our net sales, amortization expense decreased to 2.0 percent in 2004 from 2.6 percent in 2003 primarily due to the significant increase in our net sales in 2004.

Interest Expense and Other, Net

        Our interest expense increased to $90 million in 2005 from $64 million in 2004 and $46 million in 2003. The increase in 2005 as compared to 2004 related primarily to an increase in average market interest rates on our borrowings. The increase in 2004 as compared to 2003 related primarily to an increase in our average debt levels and in average market rates on our floating-rate borrowings.

        Our other, net reflected income of $13 million in 2005, expense of $16 million in 2004, and expense of $8 million in 2003. Our other, net included asset write-downs of $17 million in 2005 and $58 million in 2004 associated with certain investments in and loans to privately held and publicly traded companies. We do not believe that these write-downs of assets will have a material impact on our future operations. In 2004, our other, net included realized gains of $36 million from sales of investments in privately held and publicly traded companies. In addition, our other, net included interest income of $36 million in 2005, $20 million in 2004, and $6 million in 2003. Our interest income increased in 2005 as compared to 2004 due to increases in average market interest rates. Our interest income in 2004 increased as compared to 2003 due primarily to growth in our cash balances.

Tax Rate

        The following table provides a summary of our reported tax rate:

				Percentage Point Increase
	2005	2004	2003	2005 versus 2004	2004 versus 2003

Reported tax rate	29.5%	28.9%	26.6%	0.6	2.3
Impact of certain charges	5.5%	4.9%	1.6%	0.6	3.3

        In 2005, the increase in our reported tax rate as compared to 2004 related primarily to the impact of certain charges during 2005 that are taxed at different rates than our effective tax rate. These charges include: certain litigation-related charges; purchased research and development; asset write-downs and employee-related costs that resulted from certain business optimization initiatives; costs related to certain retirement benefits; and a tax adjustment associated with a technical correction made to the American Jobs Creation Act.

        Management currently estimates that our 2006 effective tax rate, excluding certain charges, will be approximately 23 percent primarily due to our intention to reinvest substantially all of our offshore earnings. However, geographic changes in the manufacture of our products may positively or negatively impact our effective tax rate.

        In 2004, the increase in our reported tax rate as compared to 2003 related primarily to the net impact of certain charges during 2004 that were taxed at different rates than our effective tax rate. These charges included: a provision for an extraordinary dividend related to overseas cash balances we repatriated in 2005 pursuant to the American Jobs Creation Act; an accrual for our legal and regulatory exposures; an enhancement to our 401(k) Plan; purchased research and development; and a non-cash charge resulting from certain modifications to our stock option plans. In addition, our effective tax rate was favorably impacted by more revenue being generated from products manufactured in lower tax jurisdictions.

Litigation-Related Charges and Credits

        In 2005, we recorded a $780 million pre-tax charge associated with the Medinol litigation settlement. On September 21, 2005, we reached a settlement with Medinol resolving certain contract and patent infringement litigation. In conjunction with the settlement agreement, we paid $750 million in cash and cancelled our equity investment in Medinol.

        In 2004, we recorded a $75 million provision for certain legal and regulatory matters, which included the civil settlement with the U.S. Department of Justice, which was paid in the second quarter of 2005.

        In 2003, we agreed to settle a number of our outstanding product liability cases. The cost of settlement in excess of our available insurance limits was $8 million. In addition, during 2003, we recorded a $7 million charge related to an adverse judgment in a suit filed by the Federal Trade Commission.

Purchased Research and Development

        In 2005, we recorded $276 million of purchased research and development. Our 2005 purchased research and development consisted of: $130 million relating to our acquisition of TriVascular; $73 million relating to our acquisition of Advanced Stent Technologies, Inc. (AST); $45 million relating to our acquisition of Rubicon Medical Corporation; and $3 million relating to our acquisition of CryoVascular Systems, Inc. In addition, we recorded $25 million of purchased research and development in conjunction with obtaining distribution rights for new brain monitoring technology that Aspect Medical Systems, one of our strategic partners, is currently developing. This technology is designed to aid the diagnosis and treatment of depression, Alzheimer's disease and other neurological conditions.

        The most significant 2005 purchased research and development projects included TriVascular's abdominal aortic aneurysms (AAA) stent-graft and AST's Petal™ bifurcation stent, which collectively represented 73 percent of our 2005 purchased research and development. TriVascular's AAA stent-graft design reduces the size of the stent-graft by replacing much of the metal stent assembly with a polymer that is injected into channels within the stent-graft during the procedure. During the fourth quarter of 2005, management decided to re-design certain aspects of the stent graft to enhance patient safety and to improve product performance. The re-design will result in incremental costs and time to complete the project relative to those expected at the date of acquisition. We currently expect to launch the AAA stent-graft in the U.S. by 2011 and to incur approximately $200 million of research and development costs over the next five years to complete the project. We continue to assess the pace of development and our opportunities within this market, which may result in a delay in the timing of regulatory approval.

        AST's Petal bifurcation stent is designed to expand into the side vessel when a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We estimate the cost to complete the Petal bifurcation stent to be between $100 million and $125 million. As of the date we acquired AST, we expected the Petal bifurcation stent to be commercially available on a worldwide basis within six years in a drug-eluting configuration.

        In 2004, we recorded $65 million of purchased research and development. Our 2004 purchased research and development consisted primarily of $50 million relating to our acquisition of Advanced Bionics and $14 million relating to our acquisition of PVS. The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics' bion® microstimulator and drug delivery pump, which collectively represented 77 percent of our 2004 acquired in-process projects' value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches and urge incontinence. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. We expect that the bion microstimulator will be commercially available within three years. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. We continue to assess the pace of development and our opportunities for the drug delivery pump, which may result in a delay in the timing of regulatory approval.

        In 2003, we recorded $37 million of purchased research and development. Our 2003 purchased research and development consisted of $9 million relating to our acquisition of InFlow Dynamics, Inc. and $28 million relating primarily to certain acquisitions we consummated in prior years. The in-process projects acquired in connection with our acquisition of InFlow were not significant to our consolidated results. The purchased research and development associated with the prior years' acquisitions related primarily to our 2001 acquisition of Embolic Protection, Inc. and resulted from consideration that was contingent at the date of acquisition, but earned during 2003.

        In connection with our 2002 acquisitions, we acquired several in-process projects, including Smart Therapeutics, Inc.'s atherosclerosis stent. The atherosclerosis stent is a self-expanding nitinol stent designed to treat narrowing of the arteries around the brain. During 2005, we completed the atherosclerosis stent in-process project and received Humanitarian Device Exemption approval to begin selling this technology on a limited basis. The total cost for us to complete the project was approximately $10 million.

        In connection with our 2001 acquisitions, we acquired several significant in-process projects, including Interventional Technologies, Inc.'s next-generation Cutting Balloon® device. The Cutting Balloon device is a novel balloon angioplasty device with mounted scalpels that relieve stress in the artery, reducing the force necessary to expand the vessel. During 2005, we completed the Cutting Balloon in-process project and received FDA approval for this technology. The total cost for us to complete the project was approximately $7 million.

Outlook

Coronary Stents

        Coronary stent revenue represented 43 percent of our consolidated net sales during 2005, and approximated $2,693 million in 2005 as compared to $2,351 million in 2004. We estimate that the worldwide coronary stent market will approximate $6 billion in 2006, as compared to $5.9 billion in 2005. Drug-eluting stents are estimated to represent approximately 87 percent of the dollar value of the worldwide coronary stent market in 2005 and 90 percent in 2006. As of the fourth quarter of 2005, we believe that the U.S. stent market has been substantially penetrated and estimate that physicians in the U.S. have converted approximately 88 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents. We have experienced declines in our U.S. drug-eluting stent revenues in the second half of 2005 as compared to the same period in the prior year largely as a result of a reduction in market share, as well as pricing pressure. During the first three quarters of 2005, we experienced sequential declines in our market share. In the fourth quarter of 2005, our market share stabilized and was relatively consistent with the prior quarter. We expect to launch our TAXUS Liberté stent system in the U.S. during the second half of 2006, subject to regulatory approval.

        As of the fourth quarter of 2005, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 49 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, as compared to approximately 40 percent at the end of 2004. We expect that conversion rates will continue to increase in our Europe and Inter-Continental markets. We successfully launched our TAXUS Liberté stent system in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. We believe our TAXUS Liberté stent system represents a driver of future revenue in these markets. Further, we expect to launch our TAXUS Express2 stent system in Japan during the first half of 2007, subject to regulatory approval, where we estimate the size of the market in 2007 to approximate $700 million.

        Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market's perception of this clinical data, may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market.

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

        A material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

  •
  entry of additional competitors in international markets and the U.S.;

  •
  declines in the average selling prices of drug-eluting stent systems;

  •
  variations in clinical results or product performance of our and our competitions' products;

  •
  new competitive product launches;

  •
  delayed or limited regulatory approvals and reimbursement policies;

  •
  litigation related to intellectual property;

  •
  continued physician confidence in our technology;

  •
  the average number of stents used per procedure;

  •
  expansion of indications for use;

  •
  a reduction in the overall number of procedures performed;

  •
  the international adoption rate of drug-eluting stent technology; and

  •
  the level of supply of our drug-eluting stent system and competitive stent systems.

        Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market, as well as unit prices, are expected to continue to be adversely impacted as additional significant competitors enter the drug-eluting stent market, which began during the third quarter of 2005 internationally and is expected to occur during the second half of 2007 in the U.S.

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

Regulatory Compliance

        The trend in countries around the world, including the U.S. and Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers like us to experience more uncertainty, delay, risk and expense. On January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corporate wide corrective action plan relating to three warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA will not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. We intend to resolve the quality issues cited by the FDA prior to the anticipated launch of our TAXUS Liberté stent system in the United States and therefore do not anticipate delays of this product. However, while we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time it will take to resolve these issues to the satisfaction of the FDA, and any such resolution will likely require the dedication of significant incremental internal and external resources. In addition, if our remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against us, including but not limited to seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

Intellectual Property Litigation

        There continues to be significant intellectual property litigation in the coronary stent market and medical device industry. We are currently involved in a number of legal proceedings with our competitors, including Johnson & Johnson and Medtronic, Inc. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See Item 3. Legal Proceedings and Note J—Commitments and Contingencies to our 2005 consolidated financial statements included in Item 8 of this Form 10-K for a description of these legal proceedings.

Innovation

        Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest aggressively in our drug-eluting stent program to achieve sustained worldwide market leadership positions. We successfully launched our TAXUS Liberté stent system in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. We expect to launch our TAXUS Liberté stent system in the U.S. during the second half of 2006, subject to regulatory approval. Further, we anticipate continuing our increased focus and spending on areas outside of drug-eluting stent technology. We believe our focus will be primarily on technologies in which we have already made significant investments, including neuromodulation, endoscopic systems, carotid stenting, and bifurcation stenting, but may also extend into other medical device opportunities. However, given their early stage of development, there can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce funding of these projects may adversely impact the contribution of these technologies to our future growth.

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

        In addition, we have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy and we will continue to seek market opportunities and growth through investments in selective strategic alliances and acquisitions. However, the full benefit of these alliances is often dependent on the strength of the other companies' underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

        Our agreement to distribute certain guidewire and sheath products will expire during the first quarter of 2006. Management has identified some replacements for these products. The sales level associated with the replacement products is expected to be less than that of our previously distributed products.

International Markets

        International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. Our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

        In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. If sufficient resources are not available to renew these approvals or these approvals are not timely renewed, our ability to market our full line of existing products within these jurisdictions may be limited.

Guidant Acquisition

        On January 25, 2006, we entered into a definitive agreement to acquire Guidant Corporation for an aggregate purchase price of $27 billion (net of proceeds from option exercises), which represents a combination of cash and stock worth $80 per share of Guidant common stock. We expect that this acquisition will enable us to become a major provider in the high-growth cardiac rhythm management business, significantly diversifying our revenue stream across multiple business segments and enhancing our overall competitive position. In addition, in conjunction with the acquisition of Guidant, Abbott Laboratories has agreed to acquire Guidant's vascular intervention and endovascular businesses and has agreed to share the drug-eluting stent technology it acquires from Guidant with us. This will enable us to access a second drug-eluting stent program that will complement our existing TAXUS coronary stent program. The transaction is subject to customary closing conditions, including clearances under the Hart-Scott-Rodino Antitrust Improvements Act and the European Union merger control regulation, as well as approval of Boston Scientific and Guidant shareholders. Subject to these conditions, we currently expect the acquisition to occur during the week of April 3, 2006.

        In connection with the acquisition, Boston Scientific will issue to Guidant shareholders and Abbott shares of Boston Scientific common stock. As a result of the issuance of these shares, current Boston Scientific stockholders will own a smaller percentage of Boston Scientific after the acquisition. We expect our weighted average shares outstanding, assuming dilution, to increase from approximately 840 million for 2005 to approximately 1.4 billion following the acquisition. The acquisition will also result in significant dilution to our 2006 earnings per share.

        The integration of Guidant's operations and product lines with Boston Scientific will be complex and time-consuming, and the separation of the Guidant businesses required by the Abbott transaction will add complexity to the transition process. The failure to integrate Boston Scientific and Guidant successfully and to manage the challenges presented by the transition process successfully, including the retention of key Guidant personnel, may result in the combined company and its stockholders not achieving the anticipated potential benefits of the acquisition.

        In addition, the combined company will incur integration and restructuring costs following the completion of the acquisition as Boston Scientific integrates certain operations of Guidant. Although Boston Scientific and Guidant expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

        Completion of the acquisition is conditioned upon the receipt of certain governmental authorizations, consents, orders and approvals, including the expiration or termination of the applicable waiting period, and any extension of the waiting period, under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and approval under the European Union merger control regulation. These consents, orders and approvals may impose conditions on, or require divestitures relating to, the divisions, operations or assets of Boston Scientific or Guidant, in addition to the purchase by Abbott of Guidant's vascular and endovascular businesses, and could require modification to the terms of the Abbott transaction agreement in a manner adverse to Boston Scientific or the combined company. These conditions or divestitures may jeopardize or delay completion of the Abbott transaction or the acquisition or may reduce the anticipated benefits of the Abbott transaction or the acquisition. Further, no assurance can be given that the required consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the approvals or that they will satisfy the terms of the merger agreement. Additionally, completion of the acquisition is conditioned on the absence of certain restraining orders or injunctions by judgment, court order or law that would restrain or prohibit consummation of the acquisition. Boston Scientific and Guidant have received recent claims related to the acquisition from plaintiffs seeking an injunction to prohibit consummation of the acquisition and other relief, including monetary damages.

Liquidity and Capital Resources

        The following table provides a summary of key performance indicators that we use to assess our liquidity and operating performance:

(in millions)	2005	2004	2003

Cash and cash equivalents	$689	$1,296	$671
Short-term marketable securities	159	344	81
Cash provided by operating activities	903	1,804	787
Cash used for investing activities	551	1,622	871
Cash (used for) provided by financing activities	(954)	439	487
EBITDA*	1,259	1,813	879

*
The following represents a reconciliation between EBITDA and net income:

(in millions)	2005	2004	2003

Net income	$628	$1,062	$472
Income taxes	263	432	171
Interest expense	90	64	46
Interest income	(36)	(20)	(6)
Depreciation and amortization	314	275	196

EBITDA	$1,259	$1,813	$879

        Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $1,112 million in 2005, $340 million in 2004 and $52 million in 2003.2

2
The 2005 pre-tax charges consisted of a litigation settlement with Medinol; purchased research and development; costs that resulted from certain business optimization initiatives; and expenses related to certain retirement benefits. The 2004 pre-tax charges consisted of a provision for certain legal and regulatory matters, which included a civil settlement with the U.S. Department of Justice, an enhancement to our 401(k) Plan, purchased research and development and a non-cash charge resulting from certain modifications to our stock option plans. The 2003 pre-tax charges consisted of purchased research and development and charges related to litigation and product liability settlements.

Operating Activities

        Cash generated by our operating activities continues to provide a major source of funds for investing in our growth. The decrease in cash generated by our operating activities in 2005 as compared to 2004 is primarily attributable to the decrease in EBITDA and by changes in our operating assets and liabilities. The decrease in EBITDA in 2005 as compared to 2004 reflects our third quarter 2005 settlement with Medinol, which was partially offset by increased sales of our TAXUS stent system during 2005. We invested a portion of the cash from sales of our TAXUS stent system in our sales, clinical and manufacturing capabilities, and in research and development projects.

        Significant cash flow effects from our operating assets and liabilities in 2005 included decreases in cash flow of: $162 million attributable to accounts payable and accrued expenses; $77 million attributable to inventories; $59 million attributable to prepaid expenses and other assets; and $45 million attributable to taxes payable and other liabilities. The decrease in accounts payable and accrued expenses in 2005 as compared to 2004 related to our $75 million provision for certain legal and regulatory matters, which included a civil settlement with the Department of Justice, and our one-time $110 million 401(k) contribution, which were both paid during June 2005. The increase in inventories in 2005 as compared to 2004 related primarily to the accumulation of inventory to fulfill worldwide demand for our TAXUS stent system and our Neuromodulation products. The increase in prepaid expenses and other assets in 2005 as compared to 2004 was attributable to the establishment of a tax-related receivable. The decrease in taxes payable and other liabilities in 2005 as compared to 2004 primarily related to $350 million in tax payments made during 2005 including those associated with cash repatriated under the American Jobs Creation Act and to the expected tax benefit associated with the settlement agreement with Medinol. The decrease in taxes payable in 2005 as compared to 2004 was partially offset by the increase in taxes payable associated with our 2005 earnings.

Investing Activities

        We made capital expenditures of $341 million in 2005 as compared to $274 million in 2004. The increase primarily related to capital spending to enhance our manufacturing and distribution capabilities. We expect to incur capital expenditures of approximately $400 million during 2006 (excluding Guidant), which includes additional capital expenditures to allow further growth in our Endosurgery group and Neuromodulation division, and certain business optimization initiatives in our human resources function, primarily outsourcing costs.

        Our investing activities during 2005 also included: $178 million of net payments primarily attributable to our acquisitions of Rubicon, TriVascular and CryoVascular; $33 million of acquisition earn-out payments primarily associated with prior acquisitions; and $208 million of payments related to our strategic alliances with both privately held and publicly traded companies.

Financing Activities

        Our cash flows from financing activities reflect proceeds from long-term public debt issuances; repayment of short-term borrowings; payments for share repurchases; and proceeds from option exercises related to our equity incentive programs.

        The following table provides a summary at December 31 of our net debt:

(in millions)	2005	2004

Short-term debt	$156	$1,228
Long-term debt	1,864	1,139

Gross debt	$2,020	$2,367
Less: cash, cash equivalents and marketable securities	848	1,640

Net debt	$1,172	$727

        We had outstanding borrowings of $2,020 million at December 31, 2005 at a weighted average interest rate of 4.80 percent as compared to outstanding borrowings of $2,367 million at December 31, 2004 at a weighted average interest rate of 3.38 percent. During 2005, we made net payments on borrowings of $313 million.

        Our cash and cash equivalents are primarily held by our non-U.S. operations. In 2005, we repatriated approximately $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act from our non-U.S. operations. The American Jobs Creation Act created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of December 31, 2004, we had recorded a tax liability of $61 million for the amounts we intended to repatriate in 2005 under the American Jobs Creation Act.

        In 2005, we repatriated earnings of non-U.S. subsidiaries that did not qualify under the American Jobs Creation Act. The resulting tax liabilities associated with this repatriation were $127 million. In addition, during 2005, we made a decision to repatriate additional amounts from certain of our non-U.S. operations. In connection with this decision, we established a deferred tax liability of $27 million that we believe is adequate to cover the taxes related to this repatriation.

Borrowings and Credit Arrangements

Revolving Credit Facilities

        During 2005, we refinanced our revolving credit facilities to extend the maturity of one credit facility and to reduce borrowing capacity by $165 million. At December 31, 2005, our revolving credit facilities totaled approximately $2,020 million, as compared to $2,185 million at December 31, 2004. Our revolving credit facilities at December 31, 2005 consisted of a $1,500 million credit facility that terminates in May 2009; a $500 million credit facility that terminates in May 2010 and contains an option to increase the facility size by an additional $500 million in the future; and a $20 million uncommitted credit facility that terminates in May 2006. Our use of the borrowings is unrestricted and the borrowings are unsecured.

        Our credit facilities provide us with borrowing capacity and support our commercial paper program. We had $149 million of commercial paper outstanding at December 31, 2005 at a weighted average interest rate of 4.11 percent and $280 million outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent. In September 2005, we repaid 45 billion Japanese yen (approximately $400 million) in credit facility borrowings outstanding at a weighted average interest rate of 0.37 percent.

        During 2005, we decreased our credit and security facility that is secured by our U.S. trade receivables from $400 million to $100 million, effective April 30, 2005. During the first quarter of 2006, we expect to increase this facility from $100 million to $350 million. The credit and security facility terminates in August 2006. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly-owned entity, which is consolidated. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on the balance sheet because we have the right to prepay any borrowings outstanding and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on the consolidated balance sheets. There were no outstanding borrowings under the revolving credit and security facility as of December 31, 2005 or December 31, 2004.

        In addition, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 15 billion Japanese yen (translated to $127 million at December 31, 2005 and $145 million at December 31, 2004). Approximately $109 million of notes receivable were discounted at an average interest rate of 0.75 percent at December 31, 2005 and $128 million of notes receivable were discounted at an average interest rate of 0.75 percent at December 31, 2004.

        As of December 31, 2005 and December 31, 2004, we intended to repay all of our short-term debt obligations within the next twelve-month period.

Senior Notes

        We had senior notes of $1,850 million outstanding at December 31, 2005 and $1,600 million outstanding at December 31, 2004.

  •
  In November 2005, we issued $400 million of senior notes due November 2015 (November 2015 Notes) and $350 million of senior notes due November 2035 (November 2035 Notes) under a $1,500 million shelf registration statement filed with the SEC in November 2004. The November 2015 Notes bear a semi-annual coupon of 5.50 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The November 2035 Notes bear a semi-annual coupon of 6.25 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. These are publicly registered securities. In December 2005, we announced our intent to supplement the terms of our November 2015 Notes and November 2035 Notes to provide for a potential interest rate adjustment accruing from November 17, 2005 on each series of these senior notes in the event that our credit ratings are downgraded as a result of the closing of our proposed acquisition of Guidant. The interest rate on these senior notes will be subject to a one-time increase based on our initial credit ratings. Based on preliminary indications from the rating agencies, we expect that the interest rate on each of our November 2015 Notes and our November 2035 Notes may increase by 0.75 percent. We will be unable to determine the actual increase, if any, of the interest rate on each of the November 2015 Notes and November 2035 Notes until after the closing of our proposed acquisition of Guidant. Any subsequent rating improvements will result in a decrease in the adjusted interest rate. The interest rate on the date these senior notes were originally issued will be permanently reinstated if and when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

  •
  In March 2005, we repaid $500 million of senior notes that were outstanding at December 31, 2004. The notes bore a semi-annual coupon of 6.625 percent, were not redeemable prior to maturity and were not subject to any sinking fund requirements.

  •
  In November 2004, we issued $250 million of senior notes due January 2011 (January 2011 Notes) and $250 million of senior notes due January 2017 (January 2017 Notes) under a shelf registration statement filed with the SEC in November 2004. The January 2011 Notes bear a semi-annual coupon of 4.25 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The January 2017 Notes bear a semi-annual coupon of 5.125 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. These senior notes are publicly registered securities. We entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR, which approximated 4.70 percent at December 31, 2005 and 2.78 percent at December 31, 2004, to hedge against changes in the fair value of these senior notes.

  •
  In June 2004, we issued $600 million of senior notes due June 2014 (June 2014 Notes) under a shelf registration statement filed with the SEC. The June 2014 Notes bear a semi-annual coupon of 5.45 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. These senior notes are publicly registered securities. We entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR, which approximated 4.70 percent at December 31, 2005 and 2.78 percent at December 31, 2004, to hedge against changes in the fair value of these senior notes.

        See Item 7A. Quantitative and Qualitative Disclosure About Market Risk for further discussion regarding the treatment of our interest rate swaps.

        The remainder of our outstanding borrowings, including capital lease arrangements, was immaterial at December 31, 2005 and December 31, 2004.

Equity

        We repurchased approximately 25 million shares of our common stock at an aggregate cost of $734 million in 2005, 10 million shares of our common stock at an aggregate cost of $360 million in 2004, and 22 million shares of our common stock at an aggregate cost of $570 million in 2003. Since 1992, we have repurchased approximately 132 million shares of our common stock and we have approximately 24 million shares of our common stock held in treasury at year end. Approximately 37 million shares remain under our previous share repurchase authorizations. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

        During 2005, we received $94 million in proceeds from stock issuances related to our stock option and employee stock purchase plans. Proceeds from the exercise of employee stock options vary from period to period based upon, among other factors, fluctuations in the exercise patterns of employees.

Guidant Acquisition

        At the effective time of the acquisition, each share of Guidant common stock will be converted into the right to receive (i) $42.00 in cash and (ii) a number of shares of Boston Scientific common stock equal to $38.00, subject to the calculation of the exchange ratio. See Note O—Subsequent Events to our 2005 consolidated financial statements included in Item 8 of this Form 10-K for further details regarding the exchange ratio that will be used in determining the purchase price. Under the terms of the Abbott transaction agreement and at the closing of the Abbott transaction, Abbott has agreed to (1) pay an initial purchase price of $4.1 billion in cash plus potential future earn-out payments for the Guidant vascular and endovascular businesses, (2) make a five-year subordinated loan of $900 million to us at a 4.00 percent annual interest rate, and (3) purchase $1.4 billion in shares of Boston Scientific common stock.

        In connection with the financing of the cash portion of the purchase price, various banks have committed to providing up to $14 billion in financing, which includes a $7 billion 364-day interim credit facility, a $5 billion five-year term loan facility and a $2 billion five-year revolving credit facility. The interim credit facility, term loan and revolving credit facility will bear interest at LIBOR plus an interest margin between 0.30 percent (high A rating) and 0.85 percent (low BBB rating). The interest margin will be based on the highest two out of three of our long-term, senior unsecured, corporate credit ratings from Moody's Investor Service, Inc., Standard & Poor's Rating Services and Fitch Ratings. Of the $14 billion available pursuant to the commitment letter, we expect to borrow approximately $7.1 billion to finance the cash portion of the Guidant acquisition purchase price, which includes the $5 billion five-year term loan facility and $2.1 billion in borrowings under the 364-day interim credit facility. We also expect to use the $900 million loan from Abbott, for a total of $8 billion in borrowings to finance the cash portion of the purchase price. In 2006, we anticipate filing a new public registration statement with the SEC under which we intend to issue senior notes in order to refinance any borrowings outstanding under the interim credit facility and to register shares that we will issue to Abbott. The new five-year revolving credit facility will replace our existing $2 billion credit facilities. We also plan to use cash on hand and cash from the Abbott transaction to fund the cash portion of the Guidant purchase price. If the acquisition is completed, we intend to dedicate a significant portion of our future cash flow from operations to repay our outstanding debt obligations.

        We currently have investment grade credit ratings. During February 2006, our credit rating was downgraded. The rating agencies have also indicated that they will further downgrade our credit ratings when the Guidant acquisition is consummated. However, we expect our credit ratings to remain at investment grade levels following the acquisition. Our credit ratings affect our cost of borrowings. If our credit ratings were to be downgraded below investment grade, our borrowing costs may increase and we may be subject to more stringent terms and conditions than those currently contained in our financing arrangements.

        In addition, our authorized common stock will be increased from 1,200,000,000 shares to 2,000,000,000 shares in conjunction with our proposed acquisition of Guidant.

Contractual Obligations and Commitments

        The following table provides a summary of certain information concerning our obligations and commitments to make future payments. See Notes D, F, H and O to our 2005 consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our business combinations, long-term debt, lease arrangements, and subsequent events.

	Payments Due by Period
(in millions)	1 Year or Less	2-3 Years	4-5 Years	After 5 Years	Total

Debt principal*	$156	$4	$2	$1,852	$2,014
Interest payments	100	200	200	846	1,346

Debt, including interest	256	204	202	2,698	3,360
Operating leases †	47	56	9	2	114
Purchase obligations†,††	102	15			117
Minimum royalty obligations††	3	6	4	8	21
Total	$408	$281	$215	$2,708	$3,612

*
Debt as reported in our consolidated balance sheets includes the mark-to-market effect of our interest rate swaps and is net of the unamortized investor discount associated with the issuance of senior notes in conjunction with our various public debt offerings.

†
In accordance with U.S. GAAP, these obligations are not reflected in our consolidated balance sheets.

††
These obligations related primarily to inventory commitments and capital expenditures entered in the normal course of business.

        On January 25, 2006, we entered into a definitive agreement to acquire Guidant Corporation for an aggregate purchase price of $27 billion (net of proceeds from option exercises), which represents a combination of cash and stock worth $80 per share of Guidant common stock. In addition, in conjunction with the acquisition of Guidant, Abbott has agreed to acquire Guidant's vascular intervention and endovascular businesses. See Note O—Subsequent Events to our 2005 consolidated financial statements included in Item 8 of this Form 10-K for further details regarding the transaction.

        Certain of our business combinations involve the payment of contingent consideration. Certain of these payments are based on multiples of the acquired company's revenue during the earn-out period and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At December 31, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4 billion, some of which may be payable in our common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2006 through 2016. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion. Since it is not possible to estimate when, or even if, the acquired companies will reach their performance milestones or the amount of contingent consideration payable based on future revenues, the maximum contingent consideration has not been included in the table above.

        In addition, we are currently considering the exercise of our option to acquire EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. In conjunction with the acquisition of EndoTex, we would pay approximately $100 million in addition to our previous investments and notes issued of approximately $35 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones. Further, many of our equity investments give us the option to acquire the company in the future or require us to make certain payments that are contingent upon the company achieving certain product development targets or obtaining regulatory approvals. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies or be required to make these contingent payments, we have not included future potential payments relating to these equity investments in the table above.

Critical Accounting Policies

        We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting polices in Note A—Significant Accounting Policies to our 2005 consolidated financial statements included in Item 8 of this Form 10-K.

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

Revenue Recognition

        Our revenue primarily consists of the sale of single-use medical devices. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. We recognize revenue from consignment arrangements based on product usage, which indicates that the sale is complete.

        We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. Our estimate for sales returns is based upon contractual commitments and historical trends and is recorded as a reduction to revenue.

        We offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum rebate percentage offered.

Inventories

        We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess or expired inventory primarily on our estimates of forecasted net sales levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. We record provisions for inventory located in our manufacturing and distribution facilities as cost of sales. Consignment inventory write-downs are charged to selling, general and administrative expense and approximated $15 million in 2005, $10 million in 2004, and $8 million in 2003.

Valuation of Business Combinations

        We record intangible assets acquired in recent business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative purchase price allocations and alternative estimated useful life assumptions could result in different intangible asset amortization expense in current and future periods.

        The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects, or for the acquisitions as a whole.

        We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors, the in-process projects' stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our recent acquisitions, we used the following risk-adjusted discount rates to discount our projected cash flows: in 2005, 18 percent to 27 percent; in 2004, 18 percent to 27 percent; and in 2003, 24 percent. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

        We record intangible assets at historical cost. We amortize our intangible assets subject to amortization, including patents, licenses, developed technology and core technology, using the straight-line method over their estimated useful lives. We review these intangible assets quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. We also review our indefinite-lived intangible assets at least annually for impairment by calculating the fair value of our assets and comparing the calculated fair values to the respective carrying values.

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

Investments in Strategic Alliances

        As of December 31, 2005, we had investments in 66 strategic alliances totaling $594 million. As of December 31, 2004, we had investments in 58 strategic alliances totaling $529 million. These assets primarily represent investments in privately held and publicly traded equity securities. We account for investments in companies over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock. We account for investments in companies over which we do not have the ability to exercise significant influence under the cost method. Our determination of whether we have the ability to exercise significant influence over an investment requires judgment.

        As of December 31, 2005, we held investments totaling $85 million in three companies that we accounted for under the equity method. Our ownership percentages in these companies range from approximately 21 percent to 28 percent. As of December 31, 2004, we held investments totaling $61 million in two companies that we accounted for under the equity method. Our ownership percentages in these companies range from approximately 25 percent to 30 percent.

        Factors that we consider in determining whether we have the ability to exercise significant influence include, but are not limited to:

  •
  our level of representation on the board of directors;

  •
  our participation in the investee's policy making processes;

  •
  transactions with the investee in the ordinary course of business;

  •
  interchange of managerial personnel;

  •
  the investee's technological dependency on us; and

  •
  our ownership in relation to the concentration of other shareholdings.

        For investments accounted for under the equity method, we initially record the investment at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Amounts recorded to adjust the carrying amounts of investments accounted for under the equity method were not material to our statements of operations in 2005, 2004 or 2003. When we do not have the ability to exercise significant influence over an investee, we follow the cost method of accounting.

        We regularly review our strategic alliance investments for impairment indicators. Examples of events or circumstances that may indicate that an investment is impaired include, but are not limited to, a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee's ability to continue as a going concern. If we determine that impairment exists and it is other-than-temporary, we will reduce the carrying value of the investment to its estimated fair value and will recognize an impairment loss in our consolidated statements of operations. Our exposure to loss related to our strategic alliances is generally limited to our equity investments, notes receivable and intangible assets associated with these alliances.

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

        We recognized net deferred tax liabilities aggregating $110 million at December 31, 2005 and $18 million at December 31, 2004. The liabilities relate principally to deferred taxes associated with our acquisitions and earnings of our non-U.S. subsidiaries to be remitted in the future. The assets relate principally to the establishment of inventory and product-related reserves, purchased research and development, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe these assets will be substantially recovered. See Note I—Income Taxes to our 2005 consolidated financial statements included in Item 8 of this Form 10-K for a detailed analysis of our deferred tax positions.

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

        We provide for income taxes payable related to earnings of our foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of our foreign subsidiaries where such earnings have been permanently reinvested in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that are permanently reinvested are $2,106 million at December 31, 2005 and $1,005 million at December 31, 2004.

        We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, adequate provisions for income taxes have been made for all years subject to audit. Although we believe our estimates are reasonable, no assurance can be given that the final tax outcome of these matters will not be different from that which is reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

Legal Costs

        We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. We accrue costs of settlement, damages and, under certain conditions, costs of defense when a loss is deemed probable and such costs are estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for regulatory and litigation-related costs that were probable and estimable was $20 million at December 31, 2005 and $99 million at December 31, 2004. See further discussion of our individual material legal proceedings in Item 3. Legal Proceedings above and Note J—Commitments and Contingencies to our 2005 consolidated financial statements included in Item 8 of this Form 10-K. As of December 31, 2005, a range of loss associated with these individual material legal proceedings can not be estimated due to uncertainty surrounding the outcome of the proceedings.

Product Liability Costs and Securities Litigation Claims

        We are substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against us. We accrue anticipated costs of litigation and loss for product liability and securities litigation claims based on historical experience, or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. Our accrual for product liability and securities litigation claims was $15 million at December 31, 2005 and $13 million at December 31, 2004. Product liability and securities litigation claims against us will likely be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases our exposure to unanticipated claims or adverse decisions. However, based on product liability and securities litigation losses experienced in the past, our election to become substantially self-insured is not expected to have a material impact on our future operations.

        Management believes that our risk management practices, including limited insurance coverage, are reasonably adequate to protect us against anticipated general, product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Costs Associated with Exit Activities

        We accrue employee termination costs associated with an ongoing benefit arrangement if the obligation is attributed to prior services rendered, the rights to the benefits have vested and the payment is probable and the amount can be reasonably estimated. We generally record such costs into expense over the future service period, if any. In addition, in conjunction with an employee termination, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include costs related to leased facilities to be abandoned or subleased and long-lived asset impairments.

        During 2005, we recorded charges associated with exit activities of approximately $40 million. These charges included costs primarily attributable to employee terminations and outsourcing costs within our human resources function and international divisions; and a $10 million write-off of intangible assets related to our Enteryx Technology.

        The recognition of charges associated with exit activities requires our management to make judgments and estimates regarding the nature, timing, and amount of costs associated with the planned exit activity. Management's estimates of future liabilities may change, requiring us to record additional restructuring charges or reduce the amount of liabilities already recorded. At the end of each reporting period, we evaluate the remaining accrued balances to ensure their adequacy, that no excess accruals are retained and that utilization of the provisions are for their intended purposes in accordance with developed exit plans.

New Accounting Standard

        During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R). We adopted Statement No. 123(R) on its effective date of January 1, 2006 using the "modified-prospective method." Under this method, compensation cost is recognized (a) based on the requirements of Statement No. 123(R) for all share-based payments granted on or after January 1, 2006 and (b) based on the requirements of Statement No. 123 for all unvested awards that were granted to employees prior to January 1, 2006. We expect to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

        As permitted by Statement No. 123, for periods prior to January 1, 2006, we accounted for share-based payments to employees using Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for the granting of employee stock options, except as disclosed in Note L—Stock Ownership Plans to our 2005 consolidated financial statements contained in Item 8 of this Form 10-K. Accordingly, the adoption of Statement No. 123(R)'s fair value method will negatively impact our statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 as described in our disclosure of pro forma net income and net income per share in Note A—Significant Accounting Policies to our 2005 consolidated financial statements included in Item 8 of this Form 10-K. Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of Statement No. 123(R). While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $28 million in 2005, $185 million in 2004 and $154 million in 2003.

        Further, most of our stock option awards provide for immediate vesting upon retirement, death or disability of the participant. We have traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the grant. This approach results in recognizing compensation expense over the vesting period except in the instance of the participant's actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of SFAS No. 123(R), we will be required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If we had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed in Note A would not have been materially impacted for the periods presented.

Management's Report on Internal Control over Financial Reporting

        As the management of Boston Scientific Corporation, we are responsible for establishing and maintaining adequate internal control over financial reporting. We designed our internal control system to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of our financial statements.

        We assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

        Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management's assessment of internal control over financial reporting and on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ JAMES R. TOBIN President and Chief Executive Officer	/s/ LAWRENCE C. BEST Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Boston Scientific Corporation

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Boston Scientific Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that Boston Scientific Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005 of Boston Scientific Corporation and our report dated February 24, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2006

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We develop, manufacture and sell medical devices globally and our earnings and cash flow are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. We operate the program pursuant to documented corporate risk management policies. We do not enter into derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on underlying hedged exposures. Furthermore, we manage our exposure to counterparty nonperformance on derivative instruments by entering into contracts with a diversified group of major financial institutions and by monitoring outstanding positions.

        Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3,593 million at December 31, 2005 and $4,171 million at December 31, 2004. The decrease in the outstanding amount of our currency derivative instruments is primarily due to the maturity of hedge contracts. We recorded $176 million of other assets and $55 million of other liabilities to recognize the fair value of these derivative instruments at December 31, 2005 as compared to $70 million of other assets and $129 million of other liabilities recorded at December 31, 2004. A 10 percent appreciation in the U.S. dollar's value relative to the hedged currencies would increase the derivative instruments' fair value by $129 million at December 31, 2005 and by $163 million at December 31, 2004. A 10 percent depreciation in the U.S. dollar's value relative to the hedged currencies would decrease the derivative instruments' fair value by $157 million at December 31, 2005 and $190 million at December 31, 2004. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

        Our earnings and cash flow are exposed to interest rate changes on U.S. dollar denominated debt partially offset by interest rate changes on U.S. dollar denominated cash investments. We use interest rate swaps to manage our exposure to interest rate movements and to reduce borrowing costs by converting either floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We had interest rate swaps outstanding in the notional amount of $1,100 million at December 31, 2005 and $1,600 million at December 31, 2004. Our interest rate swaps hedge against potential changes in the fair value of certain of our senior notes and are designated as fair value hedges. The decrease in the notional amount of our interest rate swaps is due to the maturing of hedge contracts related to our $500 million 6.625 percent senior notes, which we repaid upon maturity during March 2005. To recognize the fair value of these interest rate swaps, we recorded $21 million of other assets and $7 million of other liabilities at December 31, 2005 as compared to $32 million of other assets and $1 million of other liabilities at December 31, 2004. A one percentage point increase in global interest rates would decrease the derivative instruments' fair value by $74 million at December 31, 2005 as compared to $84 million at December 31, 2004. A one percentage point decrease in global interest rates would increase the derivative instruments' fair value by $80 million at December 31, 2005 as compared to $92 million at December 31, 2004. Any increase or decrease in the fair value of our interest rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying liability.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

Year Ended December 31,	2005	2004	2003

Net sales	$6,283	$5,624	$3,476
Cost of products sold	1,386	1,292	961

Gross profit	4,897	4,332	2,515
Selling, general and administrative expenses	1,814	1,742	1,171
Research and development expenses	680	569	452
Royalty expense	227	195	54
Amortization expense	152	112	89
Litigation-related charges	780	75	15
Purchased research and development	276	65	37

Total operating expenses	3,929	2,758	1,818

Operating income	968	1,574	697
Other income (expense):
Interest expense	(90)	(64)	(46)
Other, net	13	(16)	(8)

Income before income taxes	891	1,494	643
Income taxes	263	432	171

Net income	$628	$1,062	$472

Net income per common share—basic	$0.76	$1.27	$0.57

Net income per common share—assuming dilution	$0.75	$1.24	$0.56

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS
(in millions)

As of December 31,	2005	2004

Assets
Current assets
Cash and cash equivalents	$689	$1,296
Marketable securities	159	344
Trade accounts receivable, net	932	900
Inventories	418	360
Deferred income taxes	152	241
Prepaid expenses and other current assets	281	148

Total current assets	2,631	3,289
Property, plant and equipment, net	1,011	870
Investments	594	529
Other assets	225	142
Intangible assets
Goodwill	1,938	1,712
Technology—core, net	1,099	942
Technology—developed, net	209	200
Patents, net	338	339
Other intangible assets, net	151	147

Total intangible assets	3,735	3,340

Total Assets	$8,196	$8,170

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS
(in millions, except share data)

As of December 31,	2005	2004

Liabilities and Stockholders' Equity
Current liabilities
Commercial paper	$149	$280
Current maturities of long-term debt	1	502
Bank obligations	6	446
Accounts payable	105	108
Accrued expenses	1,124	902
Income taxes payable	17	255
Other current liabilities	77	112

Total current liabilities	1,479	2,605
Long-term debt	1,864	1,139
Deferred income taxes	262	259
Other long-term liabilities	309	142
Commitments and contingencies
Stockholders' equity
Preferred stock, $.01 par value—authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value—authorized 1,200,000,000 shares, 844,565,292 shares issued at December 31, 2005 and December 31, 2004	8	8
Additional paid-in capital	1,658	1,633
Deferred compensation	(98)	(2)
Treasury stock, at cost — 24,215,559 shares at December 31, 2005 and 9,221,468 shares at December 31, 2004	(717)	(320)
Retained earnings	3,410	2,790
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	(71)	(34)
Unrealized gain on available-for-sale securities, net	26	2
Unrealized gain (loss) on derivative financial instruments, net	67	(51)
Minimum pension liability	(1)	(1)

Total stockholders' equity	4,282	4,025

	$8,196	$8,170

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except share data)

	Common Stock		Additional Paid-In Capital				Accumulated Other Comprehensive Income (Loss)
				Deferred Compensation	Treasury Stock	Retained Earnings		Comprehensive Income (Loss)
	Shares Issued	Par Value

Balance at December 31, 2002	414,882,413	$4	$1,250		$(54)	$1,394	$(127)
Comprehensive income
Net income						472		$472
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment							69	69
Net change in equity investments							52	52
Net change in derivative financial instruments							(44)	(44)
Net change in minimum pension liability							1	1
Issuance of common stock			(179)		512	(73)
Issuance of restricted stock, net of cancellations				(1)	1
Stock split effected in the form of a stock dividend	414,882,413	4				(4)
Repurchases of common stock					(570)
Tax benefit related to stock options			154
Amortization of deferred compensation				1

Balance at December 31, 2003	829,764,826	8	1,225		(111)	1,789	(49)	$550

Comprehensive income
Net income						1,062		$1,062
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment							16	16
Net change in equity investments							(48)	(48)
Net change in derivative financial instruments							(3)	(3)
Issuance of common stock	14,800,466		132		149	(56)
Issuance of restricted stock, net of cancellations			1	(3)	2
Repurchases of common stock					(360)
Tax benefit related to stock options			185
Step-up accounting adjustment for certain investments						(5)
Stock-compensation charge for certain modifications			90
Amortization of deferred compensation				1

Balance at December 31, 2004	844,565,292	8	1,633	(2)	(320)	2,790	(84)	$1,027

Comprehensive income
Net income						628		$628
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment							(37)	(37)
Net change in equity investments							24	24
Net change in derivative financial instruments							118	118
Issuance of common stock			(113)		207
Common stock issued for acquisitions			(5)		129
Issuance of restricted stock, net of cancellations			114	(115)	1
Repurchases of common stock					(734)
Tax benefit related to stock options			28
Step-up accounting adjustment for certain investments						(8)
Amortization of deferred compensation			1	19

Balance at December 31, 2005	844,565,292	$8	$1,658	$(98)	$(717)	$3,410	$21	$733

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

Year Ended December 31,	2005	2004	2003

Operating Activities
Net income	$628	$1,062	$472
Adjustments to reconcile net income to cash provided by operating activities:
Gain on sale of equity investments	(4)	(36)
Depreciation and amortization	314	275	196
Deferred income taxes	4	30	(31)
Purchased research and development	276	65	37
Tax benefit relating to stock options	28	185	154
Stock-compensation expense, including expense for certain modifications	13	62	1
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions:
Trade accounts receivable	(24)	(317)	(74)
Inventories	(77)	(57)	(21)
Prepaid expenses and other assets	(59)	(15)	6
Accounts payable and accrued expenses	(162)	362	85
Income taxes payable and other liabilities	(45)	200	(19)
Other, net	11	(12)	(19)

Cash provided by operating activities	903	1,804	787

Investing Activities
Property, plant and equipment
Purchases	(341)	(274)	(188)
Proceeds on disposals	19		1
Marketable securities
Purchases	(56)	(660)	(130)
Proceeds from maturities	241	397	66
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(178)	(804)	(13)
Payments relating to prior year acquisitions	(33)	(107)	(283)
Strategic alliances
Purchases of publicly traded equity securities	(52)	(23)	(105)
Payments for investments in privately held companies and acquisitions of certain technologies	(156)	(249)	(220)
Proceeds from sales of privately held and publicly traded equity securities	5	98	1

Cash used for investing activities	(551)	(1,622)	(871)

Financing Activities
Debt
Net (payments on) proceeds from commercial paper	(131)	(723)	915
Payments on notes payable, capital leases and long-term borrowings	(508)	(17)	(8)
Proceeds from notes payable and long-term borrowings, net of debt issuance costs	739	1,092	2
Net (payments on) proceeds from borrowings on revolving credit facilities	(413)	225	(116)
Equity
Repurchases of common stock	(734)	(360)	(570)
Proceeds from issuances of shares of common stock	94	225	260
Other, net	(1)	(3)	4

Cash (used for) provided by financing activities	(954)	439	487
Effect of foreign exchange rates on cash	(5)	4	8

Net (decrease) increase in cash and cash equivalents	(607)	625	411
Cash and cash equivalents at beginning of year	1,296	671	260

Cash and cash equivalents at end of year	$689	$1,296	$671

Supplemental cash flow information
Cash paid during the year for:
Income taxes	$350	$72	$30
Interest	87	61	52

(See notes to the consolidated financial statements)

Note A—Significant Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Boston Scientific Corporation (the Company) and its subsidiaries, substantially all of which the Company wholly owns. The Company considers the principles of Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements when determining whether an entity is subject to consolidation. The Company accounts for investments in companies over which it has the ability to exercise significant influence under the equity method if the Company holds 50 percent or less of the voting stock.

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

Cash, Cash Equivalents and Marketable Securities

        Cash and cash equivalents are recorded in the consolidated balance sheets at cost, which approximates fair value. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

        The Company invests excess cash in high-quality marketable securities consisting primarily of corporate notes and bank time deposits. As of December 31, 2005 and December 31, 2004, the Company classified its cash investments as available-for-sale. The Company records available-for-sale investments at fair value. Unrealized gains and temporary losses on available-for-sale securities are excluded from earnings and are reported, net of tax, as a separate component of stockholders' equity until realized. The Company bases the cost of available-for-sale securities on the specific identification method. Realized gains and losses on sales of available-for-sale securities are computed based upon initial cost adjusted for any other-than-temporary declines in fair value. The Company records held-to-maturity securities at amortized cost and adjusts for amortization of premiums and accretion of discounts to maturity. Investments in debt securities or equity securities that have a readily determinable fair value that are bought and held principally for selling them in the near term are classified as trading securities. None of the Company's investments are considered trading or held-to-maturity securities at December 31, 2005 and December 31, 2004.

        Cash, cash equivalents and marketable securities at December 31 consist of the following:

(in millions)	2005	2004

Cash and cash equivalents	$689	$1,296
Marketable securities (maturing 91 days-1 year)
Available-for-sale	159	344

	$848	$1,640

        The amortized cost of marketable securities approximated their fair value at December 31, 2005 and December 31, 2004.

Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivative financial instrument contracts and accounts receivable. The Company's investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose the Company to credit-related losses in the event of nonperformance. The Company transacts its financial instruments with a diversified group of major financial institutions and monitors outstanding positions to limit its credit exposure.

        The Company provides credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors' offices and other private and governmental institutions. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.

Revenue Recognition

        The Company's revenue primarily consists of the sale of single-use medical devices. Revenue is considered to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. These criteria are generally met at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. The Company recognizes revenue from consignment arrangements based on product usage, which indicates that the sale is complete.

        The Company generally allows its customers to return defective, damaged and, in certain instances, expired products for credit. The estimate for sales returns is based upon contractual commitments and historical trends and is recorded as a reduction to revenue.

        The Company offers sales rebates and discounts to certain customers. The Company treats sales rebates and discounts as a reduction of revenue and classifies the corresponding liability as current. The Company estimates rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If the Company is unable to estimate the expected rebates reasonably, it records a liability for the maximum rebate percentage offered.

        The Company has entered certain agreements with group purchasing organizations to sell its products to participating hospitals at pre-negotiated prices. Revenue generated from these agreements is recognized following the same revenue recognition criteria discussed above.

Inventories

        The Company states inventories at the lower of first-in, first-out cost or market. Provisions for excess or expired inventory are primarily based on management's estimates of forecasted net sales levels. A significant change in the timing or level of demand for the Company's products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The Company records provisions for inventory located in its manufacturing and distribution facilities as cost of sales. Consignment inventory write-downs are charged to selling, general and administrative expense and approximated $15 million in 2005, $10 million in 2004, and $8 million in 2003.

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

Valuation of Business Combinations

        The Company records intangible assets acquired in recent business combinations under the purchase method of accounting. The Company accounts for acquisitions completed before July 1, 2001 in accordance with Accounting Principles Board (APB) Opinion No. 16, Business Combinations and accounts for acquisitions completed after June 30, 2001 in accordance with FASB Statement No. 141, Business Combinations. Amounts paid for each acquisition are allocated to the assets acquired and liabilities assumed based on their fair values at the dates of acquisition. The Company then allocates the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. The fair value of identifiable intangible assets is based on detailed valuations that use information and assumptions provided by management. The Company allocates any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

        The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. The Company's purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company expenses the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, the Company may not realize the financial benefits expected for these projects, or for the acquisitions as a whole. In addition, the Company records certain costs associated with its strategic alliances as purchased research and development.

        The Company uses the income approach to determine the fair values of its purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. The Company bases its revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, the Company considers, among other factors, the in-process projects' stage of completion, the complexity of the work completed as of the acquisition date, the costs already incurred, the projected costs to complete, the contribution of core technologies and other acquired assets, the expected introduction date and the estimated useful life of the technology. The Company bases the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects the Company acquired in connection with its recent acquisitions, it used the following risk-adjusted discount rates to discount its projected cash flows: in 2005, 18 percent to 27 percent; in 2004, 18 percent to 27 percent; and in 2003, 24 percent. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

        The Company records intangible assets at historical cost. The Company amortizes its intangible assets using the straight-line method over their estimated useful lives as follows: patents and licenses, 2 to 20 years; definite-lived core and developed technology, 5 to 25 years; other intangible assets, various. The Company reviews intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, the Company writes-down the carrying value of the intangible asset to its fair value in the period identified. The Company generally calculates fair value as the present value of estimated future cash flows to be generated by the asset using a risk-adjusted discount rate. If the estimate of an intangible asset's remaining useful life is changed, the Company amortizes the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. In addition, the Company reviews its indefinite-lived intangible assets at least annually for impairment and reassesses their classification as indefinite-lived assets. To test for impairment, the Company calculates the fair value of its indefinite-lived intangible assets and compares the calculated fair values to the respective carrying values. Impairments of intangible assets are recorded as amortization expense in the consolidated statements of operations.

        The Company tests goodwill during the second quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. When conducting its annual goodwill impairment test, the Company utilizes the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. As of December 31, 2005, the Company identified its seven domestic divisions, which in aggregate make up the U.S. operating segment, and its three international operating segments as its reporting units for purposes of the goodwill impairment test. To derive the carrying value of its reporting units, at the time of acquisition, the Company assigns goodwill to the reporting units that it expects to benefit from the respective business combination. In addition, assets and liabilities, including corporate assets, which relate to a reporting unit's operations and would be considered in determining fair value, are allocated to the individual reporting units. Assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, are primarily allocated based on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, the Company will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill with its carrying value. Since the adoption of Statement No. 142, the Company has not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value.

Investments in Strategic Alliances

        The Company accounts for its publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. The Company accounts for its investments for which fair value is not readily determinable in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Emerging Issues Task Force No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments other than Common Stock and FASB Staff Position No. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

        The Company accounts for investments over which it has the ability to exercise significant influence over the investee's operating and financial policies under the equity method if the Company holds 50 percent or less of the voting stock. Factors that management considers in determining whether the Company has the ability to exercise significant influence include, but are not limited to:

  •
  The level of representation on the board of directors of the investee;

  •
  participation in the investee's policy making processes;

  •
  transactions with the investee in the ordinary course of business;

  •
  interchange of managerial personnel;

  •
  the investee's technological dependency on the Company; and

  •
  the Company's ownership in relation to the concentration of other shareholdings.

        For investments accounted for under the equity method, the Company initially records the investment at cost, and adjusts the carrying amount to reflect the Company's share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. Amounts recorded to adjust the carrying amounts of investments accounted for under the equity method were not material to the Company's consolidated statements of operations in 2005, 2004 or 2003. When the Company does not have the ability to exercise significant influence over an investee, the Company follows the cost method of accounting.

        Each reporting period, the Company evaluates its investments for impairment if an event or circumstance occurs that is likely to have a significant adverse effect on the fair value of the investment. Examples of such events or circumstances include, but are not limited to, a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee's ability to continue as a going concern. If the Company identifies an impairment indicator, the Company will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and the Company makes a determination as to whether the impairment is other-than-temporary. Impairment is deemed other-than-temporary unless the Company has the ability and intent to hold an investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For an other-than-temporary impairment, the Company recognizes an impairment loss equal to the difference between an investment's carrying value and its fair value. Impairment losses on these investments are included in other, net in the consolidated statements of operations.

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

        The Company reduces its deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company considers relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes the Company's financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

        The Company provides for income taxes payable related to earnings of its foreign subsidiaries that may be repatriated in the foreseeable future. Income taxes are not provided on the unremitted earnings of the Company's foreign subsidiaries where such earnings have been permanently reinvested in its foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are permanently reinvested in foreign operations. Unremitted earnings of the Company's foreign subsidiaries that are permanently reinvested are $2,106 million at December 31, 2005 and $1,005 million at December 31, 2004.

        The Company provides for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining the Company's worldwide income tax provision. In management's opinion, adequate provisions for income taxes have been made for all years subject to audit.

Legal Costs

        The Company is involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures. In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues costs of settlement, damages and, under certain conditions, costs of defense when a loss is deemed probable and such costs are estimable. Otherwise, these expenses are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. The Company's accrual for regulatory and litigation-related costs that were probable and estimable was $20 million at December 31, 2005 and $99 million at December 31, 2004. As of December 31, 2005, a range of loss associated with the individual material legal proceedings discussed in Note J—Commitments and Contingencies cannot be estimated due to the uncertainty surrounding the outcome of the proceedings.

Product Liability Costs and Securities Liability Claims

        The Company is substantially self-insured with respect to general, product liability and securities litigation claims. In the ordinary course of business, product liability and securities litigation claims are asserted against us. The Company accrues anticipated costs of litigation and loss for product liability and securities litigation claims based on historical experience, or to the extent specific losses are probable and estimable. The Company records losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. The accrual for product liability and securities litigation claims was $15 million at December 31, 2005 and $13 million at December 31, 2004.

Warranty Obligations

        The Company estimates the costs that may be incurred under its warranties based on historical experience and records a liability at the time the product is sold. Factors that affect the Company's warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. The Company regularly assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. Expense attributable to warranties was not material to the statements of operations for 2005, 2004 and 2003.

Costs Associated with Exit Activities

        The Company records employee termination costs in accordance with FASB Statement No. 112, Employer's Accounting for Post Employment Benefits, if the benefits are paid as part of an ongoing benefit arrangement, which includes benefits provided as part of Boston Scientific's domestic severance policy or that are provided in accordance with international statutory requirements. The Company accrues employee termination costs associated with an ongoing benefit arrangement if the obligation is attributed to prior services rendered, the rights to the benefits have vested and the payment is probable and the amount can be reasonably estimated. The Company accounts for employee termination benefits that represent a one-time benefit in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The Company generally records such costs into expense over the future service period, if any. In addition, in conjunction with an exit activity, the Company may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include costs related to leased facilities to be abandoned or subleased and long-lived asset impairments.

        During 2005, the Company recognized charges associated with exit activities of approximately $40 million. These charges included costs primarily attributable to employee terminations and outsourcing costs within the Company's human resources function and international divisions; and a $10 million write-off of intangible assets related to its Enteryx® Liquid Polymer Technology, a discontinued technology platform obtained as a part of its acquisition of Enteric Medical Technologies, Inc. (EMT). The write-off resulted from the Company's decision during the third quarter of 2005 to cease selling the Enteryx product.

Translation of Foreign Currency

        The Company translates all assets and liabilities of foreign subsidiaries at the year-end exchange rate and translates sales and expenses at the average exchange rates in effect during the year. The net effect of these translation adjustments is shown in the accompanying financial statements as a component of stockholders' equity. Foreign currency transaction gains and losses are included in other, net in the consolidated statements of operations. These gains and losses were not material to the statements of operations for 2005, 2004, and 2003.

Financial Instruments

        The Company recognizes all derivative financial instruments in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument, in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. Changes in the fair value of derivative instruments are recorded in earnings unless hedge accounting criteria are met. For derivative instruments designated as fair value hedges, the Company records the changes in fair value of both the derivative instrument and the hedged item in earnings. For derivative instruments designated as cash flow and net investment hedges, the effective portions of changes in fair value are recorded in other comprehensive income. The Company recognizes any ineffective portion of its hedges in earnings.

        The carrying amounts of commercial paper and credit facility borrowings approximate their fair values. The fair value of the Company's fixed-rate long-term debt is based on market prices. Carrying amounts of floating-rate long-term debt approximate their fair value.

Shipping and Handling Costs

        The Company does not generally bill customers for shipping and handling of its products. Shipping and handling costs of $92 million in 2005, $72 million in 2004 and $55 million in 2003 are included in selling, general and administrative expenses.

Research and Development

        Research and development costs, including new product development programs, regulatory compliance and clinical research, are expensed as incurred.

Pension Plans

        The Company maintains pension plans covering certain international employees, which the Company accounts for in accordance with FASB Statement No. 87, Employers' Accounting for Pensions. The assets, liabilities and costs associated with these plans were not material in 2005, 2004 and 2003.

Net Income Per Common Share

        Net income per common share is based upon the weighted average number of common shares and common share equivalents outstanding each year.

New Accounting Standards

        During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statement of operations based on their fair values. Pro forma disclosure is no longer an alternative. Alternative phase-in methods are allowed under Statement No. 123(R). The Company adopted Statement No. 123(R) on its effective date of January 1, 2006 using the "modified-prospective method." Under this method, compensation cost is recognized (a) based on the requirements of Statement No. 123(R) for all share-based payments granted on or after January 1, 2006 and (b) based on the requirements of Statement No. 123 for all unvested awards that were granted to employees prior to January 1, 2006. The Company expects to apply the Black-Scholes valuation model in determining the fair value of share-based payments to employees, which will then be amortized on a straight-line basis.

        As permitted by Statement No. 123, for periods prior to January 1, 2006, the Company accounted for share-based payments to employees using Opinion No. 25's intrinsic value method and, as such, generally recognized no compensation cost for the granting of employee stock options, except as disclosed in Note L—Stock Ownership Plans. Accordingly, the adoption of Statement No. 123(R)'s fair value method will negatively impact the Company's statements of operations. The impact of adoption of Statement No. 123(R) cannot be quantified at this time because it will depend on the level of share-based payments granted in the future, expected volatilities and expected useful lives, among other factors, present at the grant date. However, had Statement No. 123(R) been effective in prior periods, the impact of that standard would have approximated the impact of Statement No. 123 and net income and net income per share would have been reported as the following pro forma amounts:

(in millions, except per share data)	2005	2004	2003

Net income, as reported	$628	$1,062	$472
Add: Stock-based employee compensation expense included in net income, net of related tax effects	13	62	1
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(74)	(67)	(62)

Pro forma net income	$567	$1,057	$411

Net income per common share
Basic
Reported	$0.76	$1.27	$0.57
Pro forma	$0.69	$1.26	$0.50

Assuming dilution
Reported	$0.75	$1.24	$0.56
Pro forma	$0.68	$1.24	$0.49

        Statement No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under currently effective accounting literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption of Statement No. 123(R). While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions was $28 million in 2005, $185 million in 2004 and $154 million in 2003.

        Further, most of the Company's stock option awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the grant. This approach results in compensation expense being recognized over the vesting period except in the instance of the participant's actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of SFAS No. 123(R), the Company will be required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed above would not have been materially impacted for the periods presented.

Reclassifications

        The Company has reclassified certain prior year amounts to conform to the current year's presentation. See Note N—Segment Reporting for further details.

Note B—Other Balance Sheet Information

        Components of selected captions in the consolidated balance sheets at December 31 are as follows:

(in millions)	2005	2004

Trade Accounts Receivable
Accounts receivable	$1,015	$980
Less: allowances	83	80

	$932	$900

Inventories
Finished goods	$286	$238
Work-in-process	64	65
Raw materials	68	57

	$418	$360

Property, Plant and Equipment
Land	$76	$79
Buildings and improvements	625	588
Equipment, furniture and fixtures	1,152	978

	1,853	1,645
Less: accumulated depreciation	842	775

	$1,011	$870

Accrued Expenses
Acquisition-related obligations	$357	$24
Payroll and related liabilities	294	255
Other	473	623

	$1,124	$902

        Included in other accrued expenses at December 31, 2004 is a $110 million ($71 million after-tax) enhancement to the Company's 401(k) Retirement Savings Plan (401(k) Plan). On September 24, 2004, the Board of Directors approved an amendment to the Company's 401(k) Plan that provides for, among other things, a one-time enhancement to the 401(k) Plan. The Company apportioned this special retirement enhancement to eligible employees based on pay and years of service. The Company paid the one-time enhancement in the second quarter of 2005.

        Included in other accrued expenses as of December 31, 2004 is a $75 million provision for a civil settlement with the Department of Justice. The Company paid the settlement in the second quarter of 2005.

        In the second quarter of 2004, the company recorded inventory write-downs of $43 million (pre-tax) in conjunction with its recalls of certain units of the Company's TAXUS® Express2TM paclitaxel-eluting coronary stent systems and Express2 coronary stent systems.

Note C—Investments in Strategic Alliances

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

        Equity investments in strategic alliances at December 31 consist of the following:

	2005		2004
(in millions)		Number of Strategic Investments		Number of Strategic Investments

Available-for-Sale Investments
Amortized cost	$103		$76
Gross unrealized gains	44		5
Gross unrealized losses	(4)		(2)

Fair value	$143	5	$79	3

Equity Method Investments
Cost	$94		$64
Equity in losses	(9)		(3)

Carrying value	$85	3	$61	2

Cost Method Investments
Carrying value	$366	58	$389	53

Total Investments	$594	66	$529	58

        As of December 31, 2005, the Company held investments totaling $85 million in three companies that it accounted for under the equity method. The aggregate value of the Company's equity method investments for which a quoted market price is available is approximately $207 million, for which the associated carrying value is approximately $63 million. The Company's ownership percentages in these companies range from approximately 21 percent to 28 percent. The difference between the carrying value of these equity method investments and the value of the Company's share in the net assets of these investees is approximately $70 million. This difference is primarily attributable to goodwill and intangible assets subject to amortization, for which the estimated useful lives range from 10 to 20 years.

        As of December 31, 2004, the Company held investments totaling $61 million in two companies that it accounted for under the equity method. The aggregate value of the Company's equity method investments for which a quoted market price was available was approximately $122 million, for which the associated carrying value was approximately $36 million. The Company's ownership percentages in these companies ranged from approximately 25 percent to 30 percent.

        The Company regularly reviews its strategic investments for impairment indicators. Based on this review, the Company recorded other-than-temporary impairments of $10 million in 2005 associated with certain cost method investments. The remaining carrying value of these investments at December 31, 2005 was $16 million. The Company determined there were no impairment indicators present for the remaining $350 million of its cost method investments. The Company recorded other-than-temporary impairments of $3 million associated with certain of its available-for-sale investments. As of December 31, 2005, the Company had two available-for-sale investments with an aggregate carrying value of $10 million and unrealized loss position of $4 million. The duration of the unrealized loss position is less than 12 months. The Company does not consider these investments to be other-than-temporarily impaired at December 31, 2005 due to the duration of the impairment and the Company's ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the unrealized loss. In addition, during 2005, the Company wrote-off its $24 million investment in Medinol, Ltd. The Company's equity investment was canceled in conjunction with the litigation settlement with Medinol. The write-down of the Medinol investment is included in Litigation-related charges in the consolidated statements of operations.

        The Company recorded other-than-temporary impairments of $45 million in 2004 associated with certain cost method investments. The remaining carrying value of these investments at December 31, 2004 was $27 million. The Company determined there were no impairment indicators present for $362 million of its cost method investments. As of December 31, 2004, the Company had one available-for-sale investment with a carrying value of $9 million in an unrealized loss position of $2 million. The duration of the unrealized loss position was less than 12 months. The Company did not consider this investment to be other-than-temporarily impaired at December 31, 2004 due to the duration of the impairment and the Company's ability and intent to hold the investment for a reasonable period of time sufficient for a forecasted recovery of the unrealized loss.

        In 2005, the Company recorded realized gains of $4 million from sales of investments in privately held companies. In 2004, the Company recorded realized gains of $36 million from sales of investments in publicly traded and privately held companies.

        The Company had approximately $112 million of notes receivable due from privately held and publicly traded companies at December 31, 2005, and $79 million of notes receivable at December 31, 2004. The Company recorded write-downs of notes receivable of $4 million in 2005 and $13 million in 2004.

Note D—Business Combinations

        During 2005, the Company paid $178 million in cash to acquire TriVascular, Inc., CryoVascular Systems, Inc. and Rubicon Medical Corporation and paid $120 million in shares of the Company's common stock to acquire Advanced Stent Technologies, Inc. (AST). During 2004, the Company paid $804 million in cash to acquire Advanced Bionics Corporation and Precision Vascular Systems, Inc. (PVS). During 2003, the Company paid $13 million in cash to acquire InFlow Dynamics, Inc. These acquisitions were intended to strengthen the Company's leadership position in interventional medicine. The consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition.

2005 Business Combinations

        In March 2005, the Company acquired 100 percent of the fully diluted equity of AST for approximately 3.6 million shares of its own common stock, which was valued at approximately $120 million on the date of acquisition. The Company may also make earn-out payments in the future that are contingent upon AST achieving certain regulatory and performance-related milestones. AST is a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels. The acquisition was intended to provide the Company with an expanded stent technology and intellectual property portfolio.

        In April 2005, the Company acquired 100 percent of the fully diluted equity of TriVascular for approximately $65 million in addition to its previous investments and notes issued of approximately $45 million. The Company may also make earn-out payments in the future that are contingent upon TriVascular achieving certain regulatory and performance-related milestones. TriVascular is a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). The acquisition was intended to expand the Company's vascular surgery technology portfolio.

        In April 2005, the Company acquired 100 percent of the fully diluted equity of CryoVascular for approximately $50 million in addition to its previous investments of approximately $10 million. The Company may also make earn-out payments in the future that are contingent upon CryoVascular achieving certain performance related-milestones. CryoVascular is a developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries, which the Company previously distributed. The acquisition was intended to expand the Company's peripheral vascular technology portfolio.

        In June 2005, the Company completed its acquisition of 100 percent of the fully diluted equity of Rubicon for approximately $70 million in addition to its previous investments of approximately $20 million. The Company may also make earn-out payments in the future that are contingent upon Rubicon achieving certain regulatory and performance related-milestones. Rubicon is a developer of embolic protection filters for use in interventional cardiovascular procedures. The acquisition was intended to strengthen the Company's leadership position in interventional cardiovascular procedures.

        The Company allocated the excess of purchase price over the fair value of net tangible assets acquired to specific intangible asset categories for its 2005 acquisitions as follows:

(in millions)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation

Amortizable Intangible Assets:
Technology—core	$191	20 years	15%-24%
Technology—developed	59	10 years	15%

	$250	18 years

Unamortizable Intangible Assets:
Goodwill	$34
Purchased Research and Development	$251		18%-27%

        The Company recorded an aggregate deferred tax asset of $53 million and an aggregate deferred tax liability of $93 million in conjunction with the acquisitions completed during 2005. The deferred tax asset is primarily attributable to net operating loss carryforwards. The deferred tax liability mainly relates to the tax impact of future amortization associated with the identified intangible assets acquired in the acquisition.

2004 Business Combinations

        On June 1, 2004, the Company completed its acquisition of 100 percent of the fully diluted equity of Advanced Bionics for an initial payment of approximately $740 million in cash, plus possible future earn-out payments. The initial purchase price was primarily funded by the issuance of commercial paper. Advanced Bionics develops implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. At the acquisition date, Advanced Bionics had received FDA approval for certain auditory and pain management technologies. The auditory technology consists of a multichannel cochlear implant and an external sound processor that is capable of restoring the human sense of sound. The pain management technology consists of a spinal cord stimulation system for the treatment of chronic peripheral pain of the lower back and legs. In addition, Advanced Bionics had two significant projects in-process at the time of acquisition, including the bion® microstimulator and the drug delivery pump. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches and urge incontinence. The drug delivery pump is an implanted programmable device designed to treat chronic pain. See the Purchased Research and Development section of this note for details on these two in-process projects. The Advanced Bionics acquisition was intended to expand the Company's technology portfolio into the implantable microelectronic device market.

        The Advanced Bionics acquisition was structured to include earn-out payments that are primarily contingent on the achievement of future performance milestones. The performance milestones are segmented by Advanced Bionics' four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion microstimulators) and each milestone has a specific earn-out period, which generally commences on the date of the related product launch. Base earn-out payments on these performance milestones approximate two-and-a-quarter times incremental sales for each annual period. There are also bonus earn-out payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain periods through 2013. The estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its acquisition of Advanced Bionics is approximately $2.4 billion. The estimated cumulative revenue level (undiscounted) associated with these maximum future contingent payments is approximately $5.6 billion during the period from 2006 through 2013. The Company will allocate these payments, if made, to goodwill.

        Fair values of tangible assets and liabilities obtained in conjunction with the acquisition of Advanced Bionics were as follows:

(in millions)

Assets	$64
Liabilities	35

Net Tangible Assets	$29

        The Company allocated the excess of purchase price over the fair value of net tangible assets acquired to specific intangible asset categories as follows:

(in millions)	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation

Amortizable Intangible Assets:
Technology—core	$325	20 years	17%-19%
Technology—developed	26	5 years	14%
Customer-related intangible assets	10	15 years	*

	$361	19 years

Unamortizable Intangible Assets:
Goodwill	$586
Purchased Research and Development	$50		18%-27%

*
The Company used the replacement cost method to value the customer-related intangible assets obtained in conjunction with the acquisition of Advanced Bionics.

        The Advanced Bionics developed technology consists of auditory and pain management technologies that had received FDA approval as of the acquisition date. The Company determined that the estimated useful life of the developed technology was 5 years given the nature of microelectronic devices and the relatively rapid iteration of future generations of such technology.

        The core technology consists of patented and unpatented fundamental neuromodulation platforms for auditory and pain management technologies. This core technology represents the common platform or the common parts within each of the acquired implantable microelectronic device technologies that will be carried over in future iterations of the product. The Company determined that the estimated useful life of the core technology was 20 years.

        A significant excess of cost remained after allocating the purchase price to the net tangible and intangible assets, which the Company allocated to goodwill. This significant amount of excess was attributable to the low level of net tangible assets acquired, the early stage of development of the acquired in-process technologies and the relatively short product life cycles of the developed technologies. The Company expected much of the value of the acquisition to be driven by future growth of the neuromodulation markets and technological developments impacting future product offerings. In addition, the goodwill encompasses the value associated with Advanced Bionics' highly technical and specialized assembled workforce; the value of synergies associated with the acquisition given Boston Scientifics' resources, including the Company's operational and global sales and marketing expertise; and the strategic benefit the Company expects to derive due to Advanced Bionics expanding its reach into the rapidly growing implantable microelectronic device market. The goodwill obtained in conjunction with the acquisition of Advanced Bionics is not deductible for tax purposes. The Company has allocated the goodwill to its reportable segments as follows: $468 million to the U.S., $71 million to Europe, $35 million to the Inter-Continental and $12 million to Japan. The Company allocated goodwill by business segment based on the respective revenue contribution during the year of acquisition.

        The Company recorded a deferred tax asset of $85 million and a deferred tax liability of $134 million in conjunction with the acquisition of Advanced Bionics. The deferred tax asset is primarily attributable to net operating loss carryforwards. The deferred tax liability mainly relates to the tax impact of future amortization associated with the identified intangible assets acquired in the acquisition.

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

(in millions, except per share data)	2004	2003

Net sales	$5,657	$3,532
Net income	1,079	425
Net income per share—basic	$1.29	$0.52
Net income per share—assuming dilution	$1.26	$0.50

        The $50 million charge for purchased research and development that was a direct result of the transaction is excluded from the unaudited pro forma information above. The unaudited pro forma results are not necessarily indicative of the results that the Company would have attained had the acquisition of Advanced Bionics occurred at the beginning of the periods presented.

        On April 2, 2004, the Company completed its acquisition of the remaining outstanding shares of PVS for an initial payment of approximately $75 million in cash. The Company may also make earn-out payments in the future that are contingent upon PVS achieving certain performance-related milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide the Company with additional vascular access technology.

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

        The consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information is not presented for acquisitions other than Advanced Bionics, as the other acquired companies' results of operations prior to their date of acquisition are not material, individually or in the aggregate, to the Company.

Contingent Consideration

        Certain of the Company's business combinations involve the payment of contingent consideration. For acquisitions completed before July 1, 2001, the Company allocates these payments, if made, to specific intangible asset categories, including purchased research and development, and assigns the remainder to goodwill as if it had paid the consideration at the date of acquisition. For acquisitions completed after June 30, 2001, the Company allocates these payments, if made, to related contingent consideration liabilities or goodwill. In accordance with Statement No. 142, the Company establishes a contingent consideration liability at the acquisition date if the sum of the fair value assigned to assets acquired (including purchased research and development) and liabilities assumed exceed the initial cost of the acquired entity. The liability established equals the lesser of the maximum amount of the potential contingent consideration or the excess fair value. Payment of the additional consideration is generally contingent upon the acquired companies' reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals.

        During 2005, the Company paid $33 million for acquisition-related payments primarily associated with Catheter Innovations, Inc., Smart Therapeutics, Inc., and Embolic Protection, Inc. (EPI). As of December 31, 2005, the Company has recorded a liability of $89 million to account for the excess of the fair value of the assets acquired over the initial purchase price for certain of the Company's acquisitions. This liability will be reduced in conjunction with the future settlement of contingent consideration arrangements. In addition, as of December 31, 2005, the Company had accrued $268 million for acquisition-related payments, of which the Company paid approximately $210 million to Advanced Bionics during the first quarter of 2006. During 2004, the Company paid $107 million for acquisition-related payments primarily associated with EPI, Smart, and InFlow. In 2005 and 2004, the Company recorded amounts for acquisition-related obligations primarily as an adjustment to goodwill. During 2003, the Company paid $283 million for acquisition-related payments primarily associated with Interventional Technologies, Inc. (IVT), EMT and Smart. Of the amounts recorded for acquisition-related obligations in 2003, the Company recorded $24 million as an adjustment to purchased research and development, $9 million as an adjustment to other identifiable intangible asset categories, net of the related deferred tax liabilities, and the remainder as an adjustment to goodwill.

        Certain earn-out payments are based on multiples of the acquired company's revenue during the earn-out period and, consequently, the Company cannot currently determine the total payments. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At December 31, 2005, the estimated maximum potential amount of future contingent consideration (undiscounted) that the Company could be required to make associated with its business combinations is approximately $4 billion, some of which may be payable in common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2006 through 2016.

The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

Purchased Research and Development

        In 2005, the Company recorded $276 million of purchased research and development. The Company's 2005 purchased research and development consisted of: $130 million relating to the acquisition of TriVascular; $73 million relating to the acquisition of AST; $45 million relating to the acquisition of Rubicon; and $3 million relating to the acquisition of CryoVascular. In addition, the Company recorded $25 million of purchased research and development in conjunction with obtaining distribution rights for new brain monitoring technology that Aspect Medical Systems, one of the Company's strategic partners, is currently developing. This technology is designed to aid the diagnosis and treatment of depression, Alzheimer's disease and other neurological conditions.

        The most significant 2005 purchased research and development projects included TriVascular's AAA stent-graft and AST's Petal™ bifurcation stent, which collectively represented 73 percent of the 2005 purchased research and development. TriVascular's AAA stent-graft design reduces the size of the stent-graft by replacing much of the metal stent assembly with a polymer that is injected into channels within the stent-graft during the procedure. During the fourth quarter of 2005, management decided to re-design certain aspects of the stent graft to enhance patient safety and to improve product performance. The re-design will result in incremental costs and time to complete the project relative to those expected at the date of acquisition. The Company currently expects to launch the AAA stent- graft in the U.S. by 2011 and to incur approximately $200 million of research and development costs over the next five years to complete the project. The Company continues to assess the pace of development and its opportunities within this market, which may result in a delay in the timing of regulatory approval.

        AST's Petal bifurcation stent is designed to expand into the side vessel when a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. The cost to complete the Petal bifurcation stent is estimated to be between $100 million and $125 million. As of the date the Company acquired AST, it expected the Petal bifurcation stent to be commercially available on a worldwide basis within six years in a drug-eluting configuration.

        In 2004, the Company recorded $65 million of purchased research and development. The 2004 purchased research and development consisted primarily of $50 million relating to the acquisition of Advanced Bionics and $14 million relating to the acquisition of PVS. The most significant in-process projects acquired in connection with the Company's 2004 acquisitions included Advanced Bionics' bion microstimulator and drug delivery pump, which collectively represented 77 percent of the 2004 acquired in-process projects' value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches and urge incontinence. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. The Company expects that the bion microstimulator will be commercially available within three years. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between $30 million and $40 million. The Company continues to assess the pace of development and its opportunities for the drug delivery pump, which may result in a delay in the timing of regulatory approval.

        In 2003, the Company recorded $37 million of purchased research and development. The 2003 purchased research and development consisted of $9 million relating to the acquisition of InFlow and $28 million relating primarily to certain acquisitions that the Company consummated in prior years. The in-process projects acquired in connection with the acquisition of InFlow were not significant to the Company's consolidated results. The purchased research and development associated with the prior years' acquisitions related primarily to the 2001 acquisition of EPI and resulted from consideration that was contingent at the date of acquisition, but earned during 2003.

        In connection with the Company's 2002 acquisitions, it acquired several in-process projects, including Smart's atherosclerosis stent. The atherosclerosis stent is a self-expanding nitinol stent designed to treat narrowing of the arteries around the brain. During 2005, the Company completed the atherosclerosis stent in-process project and received Humanitarian Device Exemption approval to begin selling this technology on a limited basis. The total cost for the Company to complete the project was approximately $10 million.

        In connection with the Company's 2001 acquisitions, it acquired several significant in-process projects, including IVT's next-generation Cutting Balloon® device. The Cutting Balloon device is a novel balloon angioplasty device with mounted scalpels that relieve stress in the artery, reducing the force necessary to expand the vessel. During 2005, the Company completed the Cutting Balloon in-process project and received FDA approval for this technology. The total cost for the Company to complete the project was approximately $7 million.

Note E—Goodwill and Other Intangible Assets

        The gross carrying amount of goodwill and intangible assets and the related accumulated amortization for intangible assets subject to amortization at December 31 are as follows:

	2005		2004
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortizable Intangible Assets
Technology—core	$829	$86	$634	$48
Technology—developed	453	244	398	198
Patents	547	209	511	172
Other intangible assets	281	130	260	113

	$2,110	$669	$1,803	$531

Unamortizable Intangible Assets
Goodwill	$1,938		$1,712
Technology—core	356		356

	$2,294		$2,068

        The Company's core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired by the Company that is fundamental to the ongoing operation of the Company's business and has no limit to its useful life. The Company's core technology that is not subject to amortization is primarily comprised of certain purchased stent and balloon technology, which is foundational to the Company's continuing operation within the interventional cardiology market and other markets within interventional medicine. The Company amortizes all other core technology over its estimated useful life.

        Estimated amortization expense for each of the five succeeding fiscal years based upon the Company's intangible asset portfolio at December 31, 2005 is as follows:

(in millions)	Estimated Amortization Expense

2006	$135
2007	129
2008	111
2009	104
2010	90

        Goodwill as of December 31 as allocated by segments of business is as follows:

(in millions)	United States	Europe	Japan	Inter-Continental

Balance as of December 31, 2003	$1,088	$115	$39	$33
Purchase price adjustments	(3)	(4)
Goodwill acquired	320	48	8	24
Contingent consideration	35		8
Foreign currency translation		1

Balance as of December 31, 2004	$1,440	$160	$55	$57

Purchase price adjustments	(35)	(4)	(1)	(2)
Goodwill acquired	19	3	3	9
Contingent consideration	189	26	5	14

Balance as of December 31, 2005	$1,613	$185	$62	$78

        The 2005 and 2004 purchase price adjustments relate primarily to adjustments to reflect properly the fair value of deferred tax assets and liabilities acquired in connection with current year and prior year acquisitions.

Note F—Borrowings and Credit Arrangements

        The Company had outstanding borrowings of $2,020 million at December 31, 2005 at a weighted average interest rate of 4.80 percent as compared to outstanding borrowings of $2,367 million at December 31, 2004 at a weighted average interest rate of 3.38 percent.

        Future debt obligations and the related interest payments as of December 31, 2005 are as follows:

	Payments Due by Period
(in millions)	1 Year or less	2-3 Years	4-5 Years	After 5 Years	Total

Debt principal*	$156	$4	$2	$1,852	$2,014
Interest payments	100	200	200	846	1,346

Debt, including interest	$256	$204	$202	$2,698	$3,360

*
Debt as reported in the Company's consolidated balance sheets includes the mark-to-market effect of its interest rate swaps and is net of the unamortized investor discount associated with the issuance of senior notes in conjunction with the Company's various public debt offerings.

Revolving Credit Facilities

        During 2005, the Company refinanced its revolving credit facilities to extend the maturity of one credit facility and to reduce borrowing capacity by $165 million. At December 31, 2005, the Company's revolving credit facilities totaled approximately $2,020 million, as compared to $2,185 million at December 31, 2004. The Company's revolving credit facilities at December 31, 2005 consisted of a $1,500 million credit facility that terminates in May 2009; a $500 million credit facility that terminates in May 2010 and contains an option to increase the facility size by an additional $500 million in the future; and a $20 million uncommitted credit facility that terminates in May 2006. Use of the borrowings is unrestricted and the borrowings are unsecured.

        The Company's credit facilities provide borrowing capacity and support its commercial paper program. The Company had $149 million of commercial paper outstanding at December 31, 2005 at a weighted average interest rate of 4.11 percent and $280 million outstanding at December 31, 2004 at a weighted average interest rate of 2.44 percent. In September 2005, the Company repaid 45 billion Japanese yen (approximately $400 million) in credit facility borrowings outstanding at a weighted average interest rate of 0.37 percent.

        During 2005, the Company decreased its credit and security facility that is secured by its U.S. trade receivables from $400 million to $100 million, effective April 30, 2005. During the first quarter of 2006, the Company expects to increase this facility from $100 million to $350 million. The credit and security facility terminates in August 2006. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of the Company's receivables may require it to repay borrowings immediately under the facility. The credit agreement required the Company to create a wholly-owned entity, which is consolidated. This entity purchases the Company's U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on the balance sheet because the Company has the right to prepay any borrowings outstanding and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on the consolidated balance sheets. There were no outstanding borrowings under the revolving credit and security facility as of December 31, 2005 or December 31, 2004.

        In addition, the Company has uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 15 billion Japanese yen (translated to $127 million at December 31, 2005 and $145 million at December 31, 2004). Approximately $109 million of notes receivable were discounted at an average interest rate of 0.75 percent at December 31, 2005 and $128 million of notes receivable were discounted at an average interest rate of 0.75 percent at December 31, 2004.

        As of December 31, 2005 and December 31, 2004, the Company intends to repay all of its short-term debt obligations within the next twelve-month period.

Senior Notes

        The Company had senior notes of $1,850 million outstanding at December 31, 2005 and $1,600 million outstanding at December 31, 2004.

  •
  In November 2005, the Company issued $400 million of senior notes due November 2015 (November 2015 Notes) and $350 million of senior notes due November 2035 (November 2035 Notes) under a $1,500 million shelf registration statement filed with the SEC in November 2004. The November 2015 Notes bear a semi-annual coupon of 5.50 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The November 2035 Notes bear a semi-annual coupon of 6.25 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. These are publicly registered securities. In December 2005, the Company announced its intent to supplement the terms of the Company's November 2015 Notes and November 2035 Notes to provide for a potential interest rate adjustment accruing from November 17, 2005 on each series of these senior notes in the event that the Company's credit ratings are downgraded as a result of the closing of its proposed acquisition of Guidant Corporation. The interest rate on these senior notes will be subject to a one-time increase based on the Company's initial credit ratings. Based on preliminary indications from the rating agencies, the Company expects that the interest rate on each of its November 2015 Notes and its November 2035 Notes may increase by 0.75 percent. The Company will be unable to determine the actual increase, if any, of the interest rate on each of the November 2015 Notes and November 2035 Notes until after the closing of the Company's proposed acquisition of Guidant. Any subsequent rating improvements will result in a decrease in the adjusted interest rate. The interest rate on the date these senior notes were originally issued will be permanently reinstated if and when the lowest credit ratings assigned to these senior notes is either A-or A3 or higher.

  •
  In March 2005, the Company repaid $500 million of senior notes which were outstanding at December 31, 2004. The notes bore a semi-annual coupon of 6.625 percent, were not redeemable prior to maturity and were not subject to any sinking fund requirements.

  •
  In November 2004, the Company issued $250 million of senior notes due January 2011 (January 2011 Notes) and $250 million of senior notes due January 2017 (January 2017 Notes) under a shelf registration statement filed with the SEC in November 2004. The January 2011 Notes bear a semi-annual coupon of 4.25 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. The January 2017 Notes bear a semi-annual coupon of 5.125 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. These senior notes are publicly registered securities. The Company entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR, which approximated 4.70 percent at December 31, 2005 and 2.78 percent at December 31, 2004, to hedge against changes in the fair value of these senior notes.

  •
  In June 2004, the Company issued $600 million of senior notes due June 2014 (June 2014 Notes) under a shelf registration statement filed with the SEC. The June 2014 Notes bear a semi-annual coupon of 5.45 percent, are redeemable prior to maturity and are not subject to any sinking fund requirements. These senior notes are publicly registered securities. The Company entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR, which approximated 4.70 percent at December 31, 2005 and 2.78 percent at December 31, 2004, to hedge against changes in the fair value of these senior notes.

        See Note G—Financial Instruments for further discussion regarding the treatment of the Company's interest rate swaps.

        The remainder of the Company's outstanding borrowings, including capital lease arrangements, was immaterial at December 31, 2005 and December 31, 2004.

Note G—Financial Instruments

        Carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:

	2005		2004
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Assets
Foreign exchange contracts	$176	$176	$70	$70
Interest rate swap contracts	21	21	32	32
Liabilities
Long-term debt—fixed-rate	$1,862	$1,859	$1,135	$1,140
Foreign exchange contracts	55	55	129	129
Interest rate swap contracts	7	7	1	1

        Considerable judgment is required in interpreting market data to develop estimates of fair value. Estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange due to changes in market rates since the reporting date.

Derivative Instruments and Hedging Activities

        The Company develops, manufactures and sells medical devices globally and its earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. The Company addresses these risks through a risk management program that includes the use of derivative financial instruments. The Company operates the program pursuant to documented corporate risk management policies. The Company does not enter into derivative transactions for speculative purposes.

        The Company estimates the fair value of derivative financial instruments based on the amount that it would receive or pay to terminate the agreements at the reporting date. The Company had currency derivative instruments outstanding in the contract amounts of $3,593 million at December 31, 2005 and $4,171 million at December 31, 2004. The decrease in the outstanding amount of the Company's currency derivative instruments is primarily due to the maturity of hedge contracts. In addition, the Company had interest rate swap contracts outstanding in the notional amounts of $1,100 million at December 31, 2005 and $1,600 million at December 31, 2004. The decrease in the notional amount of the Company's interest rate swaps is due to the maturing of hedge contracts related to the Company's $500 million 6.625 percent senior notes, which were repaid upon maturity during March 2005.

Currency Transaction Hedging

        The Company manages its currency transaction exposures on a consolidated basis to take advantage of offsetting transactions. The Company uses foreign currency denominated borrowings and currency forward contracts to manage the majority of the remaining transaction exposure. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. These derivative instruments do not subject the Company's earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the assets and liabilities being hedged. Changes in currency exchange rates related to any unhedged transactions may impact the Company's earnings and cash flows.

Currency Translation Hedging

        The Company uses currency forward and option contracts to reduce the risk that the Company's earnings and cash flows, associated with forecasted foreign currency denominated intercompany and third-party transactions, will be affected by currency exchange rate changes. Changes in currency exchange rates related to any unhedged transactions may impact the Company's earnings and cash flows. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, euro, British pound sterling, Australian dollar and Canadian dollar). The Company may experience unanticipated currency exchange gains or losses to the extent that there are timing differences between forecasted and actual activity during periods of currency volatility. The effective portion of any change in the fair value of the derivative instruments, designated as cash flow hedges, is recorded in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, the Company reclassifies the effective portion of any related gain or loss on the cash flow hedge from other comprehensive income to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, the Company would reclassify the effective portion of any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time. The Company did not recognize material gains or losses resulting from hedge ineffectiveness during 2005, 2004, or 2003. The Company recognized a net loss of $12 million during 2005, $51 million during 2004, and $8 million during 2003 on hedge contracts that matured in accordance with the Company's currency translation risk management program. All cash flow hedges outstanding at December 31, 2005 mature within the subsequent 36-month period. As of December 31, 2005, $67 million of net unrealized gains are recorded in accumulated other comprehensive income, net of tax, to recognize the effective portion of any fair value of derivative instruments that are, or previously were, designated as cash flow hedges as compared to $51 million of net unrealized losses at December 31, 2004. At December 31, 2005, $41 million of net gains, net of tax, may be reclassified to earnings within the next twelve-months to mitigate foreign exchange risk.

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

        To hedge against potential changes in the fair value of certain of its senior notes, the Company entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR, which approximated 4.70 percent at December 31, 2005 and 2.78 percent at December 31, 2004. These interest rate swaps are designated as fair value hedges and as such, the Company has recorded changes in the fair value of its hedged senior notes since entering the interest rate swaps. As of December 31, 2005, the carrying amount of certain of the Company's senior notes included $21 million of unrealized gains that the Company recorded as other long-term assets and $7 million of unrealized losses recorded as other long-term liabilities to recognize the fair value of the interest rate swaps. As of December 31, 2004, the carrying amount of certain of the Company's senior notes included $32 million of unrealized gains that the Company recorded as other long-term assets and $1 million of unrealized losses recorded as other long-term liabilities to recognize the fair value of the interest rate swaps. The Company recognized $9 million of interest expense reductions related to interest rate derivative contracts in 2005 as compared to $16 million in 2004 and $7 million in 2003.

Note H—Leases

        Rent expense amounted to $63 million in 2005, $50 million in 2004 and $48 million in 2003. Future minimum rental commitments at December 31, 2005 under noncancelable operating lease agreements are as follows:

(in millions)	Operating Leases

2006	$47
2007	34
2008	22
2009	6
2010	3
Thereafter	2

Total minimum lease payments	$114

        The Company's obligations under noncancelable capital leases were immaterial as of December 31, 2005 and December 31, 2004.

Note I—Income Taxes

        Income before income taxes consists of the following:

(in millions)	2005	2004	2003

Domestic	$(126)	$353	$231
Foreign	1,017	1,141	412

	$891	$1,494	$643

        The related provision for income taxes consists of the following:

(in millions)	2005	2004	2003

Current
Federal	$153	$245	$159
State	37	20	7
Foreign	69	137	36

	$259	$402	$202

Deferred
Federal	$(25)	$73	$(27)
State	(1)	4	(1)
Foreign	30	(47)	(3)

	4	30	(31)

	$263	$432	$171

        The reconciliation of income taxes at the federal statutory rate to the actual provision for income taxes is as follows:

	2005	2004	2003

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	3.0%	1.1%	0.6%
Effect of foreign taxes	(34.3%)	(13.5%)	(8.8%)
Non-deductible merger expenses	9.9%	1.5%	2.0%
Research credit	(1.6%)	(1.4%)	(1.6%)
Legal settlement	10.2%	1.8%
Extraordinary dividend from subsidiaries	(0.7%)	4.1%
Sale of intangible assets	5.9%
Other, net	2.1%	0.3%	(0.6%)

	29.5%	28.9%	26.6%

        Significant components of the Company's deferred tax assets and liabilities at December 31 are as follows:

(in millions)	2005	2004

Deferred Tax Assets
Inventory costs, intercompany profit and related reserves	$142	$175
Tax benefit of net operating loss, capital loss and tax credits	154	170
Reserves and accruals	125	145
Restructuring and merger-related charges, including purchased research and development	144	161
Unrealized losses on derivative financial instruments		30
Other	53	60

	618	741
Less: valuation allowance on deferred tax assets	17	23

	$601	$718
Deferred Tax Liabilities
Property, plant and equipment	$10	$19
Intangible assets	453	432
Unremitted earnings of subsidiaries	133	233
Litigation settlement	24	23
Unrealized gains on available-for-sale securities	14	1
Unrealized gains on derivative financial instruments	39
Other	38	28

	711	736

	$(110)	$(18)

        During the first quarter of 2005, the Company repatriated approximately $1,046 million in extraordinary dividends as defined in the American Jobs Creation Act from its non-U.S. operations. The American Jobs Creation Act, enacted in October 2004, created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. As of December 31, 2004, the Company recorded a tax liability of $61 million for the amounts it intended to repatriate in 2005 under the American Jobs Creation Act. In the first quarter of 2005, the Company adjusted the deferred tax liability that it had established at December 31, 2004 by $6 million for a technical correction made to the American Jobs Creation Act.

        In 2005, the Company repatriated earnings of non-U.S. subsidiaries for which it had previously accrued tax liabilities. The resulting tax liabilities associated with this repatriation were $127 million. In addition, during 2005, the Company made a decision to repatriate additional amounts from certain of its non-U.S. operations. In connection with this decision, the Company established a deferred tax liability of $27 million that it believes is adequate to cover the taxes related to this repatriation. The tax liability the Company accrued for earnings of non-U.S. subsidiaries to be remitted in the future is $133 million at December 31, 2005.

        At December 31, 2005, the Company had U.S. tax net operating loss, capital loss and tax credit carryforwards, the tax effect of which is $103 million. In addition, the Company had foreign tax net operating loss carryforwards, the tax effect of which is $51 million. These carryforwards will expire periodically beginning in 2006. The Company established a valuation allowance of $17 million against these carryforwards. The decrease in the valuation allowance from 2004 to 2005 is primarily attributable to utilization of foreign tax credits and foreign net operating losses reserved for in prior years.

        The income tax provision of the unrealized gain or loss component of other comprehensive income was $82 million in 2005, $30 million in 2004 and $5 million in 2003.

Note J—Commitments and Contingencies

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

        Several third parties have asserted that the Company's current and former stent systems infringe patents owned or licensed by them. The Company has similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by the Company. Adverse outcomes in one or more of the proceedings against the Company could limit the Company's ability to sell certain stent products in certain jurisdictions, or reduce its operating margin on the sale of these products. In addition, damage awards related to historical sales could be material.

        In management's opinion, the Company is not currently involved in any legal proceeding other than those specifically identified below, which, individually or in the aggregate, could have a material effect on its financial condition, operations and/or cash flows. Unless otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated.

Litigation with Johnson & Johnson

        On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc., a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. The Company, however, has requested the judge to enter judgment in its favor as a matter of law, and intends to appeal any adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

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

        On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson's request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is "very likely" that the NIR® stent will be found not to infringe the patent. Johnson & Johnson's appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent and also asked the Dutch Patent Office for technical advice about the validity of the amended patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court's June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. At this time, no further proceedings have occurred in the Dutch Court.

        On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court's decision. A hearing on the appeal has not yet been scheduled.

        On March 30, 2000, the Company (through its subsidiary) filed suit for patent infringement against two subsidiaries of Cordis alleging that Cordis' Bx Velocity® stent delivery system infringes a published utility model owned by Medinol and exclusively licensed to the Company. The complaint was filed in the District Court of Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on March 15, 2001, and on June 6, 2001, the Court issued a written decision that Cordis' Bx Velocity stent delivery system infringes the Medinol published utility model. Cordis appealed the decision of the German court. A hearing on the appeal originally scheduled for April 3, 2003 was suspended until decisions were rendered in two actions pending in the U.S. District Court of New York between Medinol and the Company. On October 19, 2004, Medinol filed an Intervention action requesting that the Court declare that the Company is not entitled to bring the infringement claim against Cordis and to declare that Cordis infringes the Medinol utility model. As a result of the Company's settlement with Medinol in September 2005, the Company assigned all of its rights to bring the suit and rights to damages to Medinol.

        On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging that two additional patents owned by the Company are infringed by the Cordis products. A bench trial on interfering patent issues was held December 5, 2005 and the filing of post trial briefs is in process. A trial on infringement has not yet been scheduled.

        On March 26, 2002, the Company and Target Therapeutics, Inc., a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment in favor of the Company finding infringement of one of the patents. On February 3, 2005, the Court granted a stay in the proceedings pending reexamination of two of the patents by the U.S. Patent and Trademark Office. Summary judgment motions on the validity of the remaining patent are pending with one hearing held on September 26, 2005, and another held on November 14, 2005. On November 14, 2005, the Court denied Cordis' summary judgment motions with respect to the validity of the patent. A trial is expected to begin on September 12, 2006.

        On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company's Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On August 4, 2004, the Court granted a Cordis motion to add the Company's Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that the Company's TAXUS® Express2™, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. The Company has requested the judge to enter judgment in its favor as a matter of law. The Company intends to appeal any adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case. On July 1, 2005, a jury found that Johnson & Johnson's Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe the patent in the Company's counterclaim.

        On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the District Court of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. In March 2005, the Company filed a stipulated dismissal as to three of the patents. On July 1, 2005, a jury found that Johnson & Johnson's Cypher drug-eluting stent infringes one of the Company's patents. The jury upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson has requested the judge to enter judgment in its favor as a matter of law. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant has been postponed.

        On December 24, 2003, the Company (through its subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis' Bx Velocity stent, Bx Sonic® stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of the Company's European patents. The suit was filed in the District

Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. On February 9, 2004, the Belgium Court linked all Johnson & Johnson entities into a single action. A hearing was held on June 7, 2004, and on June 21, 2004, the Court dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, the Company refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking cross-border, injunctive and monetary relief for infringement of the same European patent. A hearing date has not yet been set. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France and, in January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany.

        On May 12, 2004, the Company (through its subsidiary Schneider Europe GmbH) filed suit against two of Johnson & Johnson's Dutch subsidiaries, alleging that Cordis' Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of the Company's European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe the Company's patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court's ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in the Netherlands. Damages for Cordis' infringing acts in the Netherlands will be determined at a later date. Cordis' appeal of the validity and infringement ruling by The Hague court remains pending.

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

        On December 30, 2004, Boston Scientific Scimed, Inc. (Scimed), a wholly-owned subsidiary of the Company, filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes a German utility model owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on December 1, 2005. In January 2006, the judge rendered a decision of non-infringement. On January 29, 2006, Scimed appealed the judge's decision.

Litigation with Guidant Corporation

        On December 18, 2004, the Company and SCIMED filed suit for patent infringement against Guidant and certain of its subsidiaries alleging that Guidant's ACCULINK™ stent and ACCUNET™ embolic protection system infringes three U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 26, 2005, Guidant answered the complaint. Trial is expected to begin in January 2007.

Litigation with Medtronic, Inc.

        On August 13, 1998, Medtronic AVE, Inc., a subsidiary of Medtronic, Inc., filed a suit for patent infringement against the Company and SCIMED alleging that the Company's NIR® stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the NIR® stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal has been scheduled for April 5, 2006.

        On January 15, 2004, Medtronic Vascular, Inc., a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company's Express® coronary stent and Express2™ coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal has been scheduled for April 5, 2006.

Litigation Relating to Advanced Neuromodulation Systems, Inc.

        On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI) filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also included allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, the Court granted, in part, the motion to move the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim seeks monetary and injunctive relief. A patent claim interpretation hearing was held on April 15, 2005. On May 18, 2005, the Court granted ANSI's motion to sever the patents alleged in Advanced Bionics' counterclaim. On January 31, 2006, the judge ruled that ANSI's patent claims against Advanced Bionics will not be heard until the completion of the arbitration proceedings relating to trade secret claims. A trial on the Advanced Bionics patent claims has been scheduled for November 2006. Arbitration in the trade secret claims has not yet been scheduled. During the fourth quarter of 2005, ANSI was acquired by St. Jude Medical, Inc.

Litigation with Medinol Ltd.

        On September 21, 2005, the Company and Medinol reached a settlement effectively resolving all outstanding stent litigation between the parties. Under the terms of the settlement, the Company paid Medinol $750 million, and the parties agreed to a mutual release of most existing claims against each other, including all disputes with respect to the Express and TAXUS Express stents, the termination of all agreements between each other, including the supply agreement, the cancellation of the Company's equity investment in Medinol, the establishment of an arbitration process to be the sole forum to hear any future disputes that may arise involving certain Medinol patents, in which Medinol has agreed to limit any relief it seeks to reasonable royalties, and a covenant by Medinol not to sue the Company under certain Medinol patents other than through the established arbitration process.

        On September 10, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex™ stent and NIRFlex™ Royal stent products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing was held on both appeals on April 14, 2005. The Court had requested an expert to provide more evidence. A hearing has not yet been scheduled.

        On September 25, 2002, the Company filed suit against Medinol alleging Medinol's NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company appealed the Court's decision in December 2003. A hearing on the appeal has not yet been scheduled.

        On February 20, 2006, Medinol submitted a request for arbitration against the Company, Boston Scientific Ltd. and Boston Scientific Scimed, Inc. pursuant to the settlement agreement between Medinol and the Company dated September 21, 2005. The request for arbitration alleges that the Company's Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, the Company does not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté™ stent system internationally or in the United States, the continued sale of the TAXUS® Liberté™ stent system internationally or the launch of the TAXUS® Liberté™ stent system in the United States. The Company plans to defend against Medinol's claims vigorously.

Other Patent Litigation

        On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company's Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel's patented Monorail® balloon catheter technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court's dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel's petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries answered, denying the allegations of the complaint. The Company filed a motion to dismiss the case and a hearing on the motion was held on August 27, 2004. On November 2, 2004, the Court granted the Company's motion and the case was dismissed with prejudice. On February 7, 2005, Dr. Bonzel appealed the Court's decision. A hearing on the appeal was held on October 25, 2005.

        On September 12, 2002, EV3 Inc. filed suit against The Regents of the University of California and a subsidiary of the Company in the District Court of The Hague, The Netherlands, seeking a declaration that EV3's EDC II and VDS embolic coil products do not infringe three patents licensed to the Company from The Regents. On October 22, 2003, the Court ruled that the EV3 products infringe three patents licensed to the Company. On December 18, 2003, EV3 appealed the Court's ruling. A hearing has not yet been scheduled.

        On March 29, 2005, the Company and Boston Scientific Scimed, Inc. filed suit against EV3 for patent infringement, alleging that EV3's SpideRX™ embolic protection device infringes four U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 9, 2005, EV3 answered the complaint, denying the allegations, and filed a counterclaim alleging that certain of the Company's embolic protection devices infringe a patent owned by EV3. The counterclaim also seeks a declaratory judgment of invalidity, unenforceability and non-infringement. Trial is expected to begin on February 1, 2007.

        On December 16, 2003, The Regents filed suit against Micro Therapeutics, Inc. and Dendron GmbH alleging that Micro Therapeutics' Sapphire™ detachable coil delivery systems infringe twelve patents licensed to the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include the Company and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, the Company, as a third-party defendant, filed a motion to dismiss the Company from the case. On July 9, 2004, the Court granted the Company's motion in part and dismissed the Company and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. Motions for summary judgment are pending.

        On September 27, 2004, the Company and a subsidiary filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to the subsidiary. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against the Company relating to three U.S. patents owned by Micrus, and antitrust violations. On January 10, 2005, the Company filed a motion to dismiss certain of Micrus' counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of the Company's patents by the U.S. Patent and Trademark Office.

        On November 4, 2004, Applied Hydrogel Technology (AHT) and Dr. Lih-Bin Shih filed a complaint against Medluminal Systems, Inc., InterWest Partners, the Company and three individuals alleging that certain of Medluminal's products infringe a patent owned by AHT. The complaint also includes claims of misappropriation of trade secrets and conversion against the Company and certain of the other defendants. The suit was filed in the U.S. District Court for the Southern District of California seeking monetary and injunctive relief. On February 15, 2005, the case was stayed pending arbitration proceedings. In January 2006, the parties agreed to dismiss the case, and on February 23, 2006, the case was dismissed with prejudice.

        On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medical System, Inc. in The Hague, The Netherlands seeking a declaration that Conor's drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing date has not yet been scheduled.

        On November 8, 2005, the Company and Scimed filed suit against Conor alleging that certain of Conor's stent and drug-coated stent products infringe a patent owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On December 30, 2005, Conor answered the complaint, denying the allegations.

        On November 26, 2005, the Company and Angiotech filed suit against Occam International, BV in The Hague, Netherlands seeking a preliminary injunction against Occam's drug-eluting stent products based on infringement of patents owned by Angiotech and licensed to the Company. A hearing was held January 13, 2006, and on January 27, 2006, the Court denied the Company's request for a preliminary injunction. The Company plans to pursue normal infringement proceedings against Occam in The Netherlands

        On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against the Company alleging the Company's TAXUS® Express™ coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, the Company filed an answer, denying the allegations of the complaint.

        On April 4, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, Netherlands seeking a declaration that Sahajanand's drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing is scheduled for March 10, 2006.

        On May 19, 2005, G. David Jang, M.D. filed suit against the Company alleging breach of contract relating to certain patent rights assigned to the Company covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and recision of the contract. On June 24, 2005, the Company answered, denying the allegations, and filed a counterclaim.

        On September 7, 2005, Dr. Shaun L. W. Samuels filed suit against the Company alleging misappropriation of trade secrets, unfair competition and that one of the Company's development-stage products infringes a patent owned by Dr. Samuels. The suit was filed in the U.S. District Court, Eastern District of Texas seeking monetary damages and injunctive relief. On November 2, 2005, the Company answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. Trial is expected to begin in December 2006.

Department of Justice Investigation

        In October 1998, the Company recalled its NIR ON® Ranger with Sox coronary stent delivery system following reports of balloon leaks. Since November 1998, the U.S. Department of Justice had been conducting an investigation primarily regarding: the shipment, sale and subsequent recall of the NIR ON® Ranger with Sox stent delivery system; aspects of its relationship with Medinol, the vendor of the stent; and related events. On June 24, 2005, the Company entered into a civil settlement with the U.S. Department of Justice. As part of the agreement, the Company agreed to pay $74 million. Also pursuant to the agreement, the Department of Justice filed a complaint in the U.S. District Court for the District of Massachusetts together with a Notice of Dismissal with prejudice. No charges were brought against the Company or any employee. The settlement involves no admission of any wrongdoing by the Company or any of its employees. The Company believes it acted legally, responsibly and appropriately at all times.

Other Proceedings

        On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company's then current directors and the Company as nominal defendant. Both complaints allege, among other things, that with regard to the Company's relationship with Medinol, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company's assets. The suits seek a declaration of the directors' alleged breach, damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and the Company as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against the Company. After the resolution of the Medinol lawsuit, plaintiffs filed a motion in February 2006 seeking permission to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties' agreement to stay the action. The plaintiffs' motion remains pending.

        On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit for and on behalf of the Company in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against the Company's directors, certain of its current and former officers and the Company as nominal defendant. The complaint alleges, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company and in the use and preservation of the Company's assets. The complaint also alleges that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold Company stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits seek a declaration of the directors' and officers' alleged breaches, unspecified damages sustained by the Company as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. The Company believes the suits will be consolidated. In November 2005, the Company filed a motion to transfer the cases to the Superior Court Business Litigation Session in Suffolk County. The Company's motions to transfer these cases to the Business Litigation Session were denied at a hearing held on these motions on January 11, 2006. The Company intends to appeal this decision to a single justice of Appeals Court for the Commonwealth of Massachusetts. The Board of Directors of the Company also received a letter dated January 17, 2006, on behalf of Benjamin Roussey regarding the Company's proposal to acquire Guidant Corporation. Mr. Roussey cited the pending litigation against Guidant and the potential liability it could face in the event of adverse outcomes to these matters and asked that the Board to Directors direct the Company to retract its offer to acquire Guidant before Guidant formally accepted it. The Board of Directors considered Mr. Roussey's request and ultimately approved the execution of the merger agreement with Guidant.

        On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired the Company's securities during the period March 31, 2003 through August 23, 2005, alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. The complaint principally alleges that the Company did not adequately disclose its ability to satisfy FDA regulations governing medical device product quality, which resulted in the artificial inflation of the Company's stock price and enabled certain of the Company's officers to profit from the sale of Company stock at such inflated prices. The complaint seeks unspecified damages and equitable and injunctive relief. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed purported securities class action suits in the same Court on behalf of the same purported class, alleging similar misconduct and seeking similar relief. On November 21, 2005, six plaintiffs or plaintiff groups filed motions for consolidation, appointment of lead plaintiff and selection of lead counsel. The Court held a hearing on these motions on February 9, 2006. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff.

        On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of the Company's 401(k) Plan and GESOP, together the "Plans", during the period March 31, 2003 through January 19, 2006, alleging that the Company and certain of its officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. The complaint principally alleges that the defendants breached their fiduciary duties to the Plans' participants, failed to disclose adverse information about the Company to the Plans' participants and imprudently made contributions to the Company's 401(k) plan and GESOP in the form of Company stock. The complaint seeks unspecified damages, and equitable and injunctive relief. On January 26, 2006, February 8, 2006, February 14, 2006 and February 23, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey and Michael Lowe, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same court on behalf of the participants and beneficiaries in the Company's Plans. These complaints allege similar misconduct under ERISA and seek similar relief.

        On January 26, 2006, Donald Wright filed a purported class action complaint in the U.S. District Court for the District of Minnesota against the Company and Guidant on behalf of himself and all other senior citizens and handicapped persons similarly situated seeking a permanent injunction to prohibit the Company from completing its acquisition of Guidant, alleging violations of the Minnesota Fraudulent Transfers Act and Consumer Fraud Act. The complaint seeks restitution on behalf of those persons who suffered injury related to Guidant's cardiac pacemakers and/or defibrillators. The complaint also seeks monetary damages and injunctive relief. Mr. Wright filed an amended complaint on February 21, 2006, dropping his claim for monetary damages. On February 14, 2006, Donald Wright filed a motion for preliminary and permanent injunction directing the Company to interplead $6.3 billion of the $27 billion purchase price to be paid to stockholders of Guidant. The motion alleges violations of the Minnesota Fraudulent Transfers Act and Consumer Fraud Act. The Company has not yet answered the complaint or responded to the February motion, but intends to vigorously deny the allegations.

        On March 3, 2005, the African Assistance Program filed a charge of discrimination with the Minnesota Department of Human Rights and the Minnesota office of the U.S. Equal Employment Opportunity Commission, purportedly on behalf of certain of the Company's black employees of African national origin, alleging that the Company subjects black employees to a hostile work environment and discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964, as amended. The Company has denied liability in the action.

FDA Warning Letter

        On January 26, 2006, the Company received a corporate warning letter from the FDA notifying the Company of serious regulatory problems at three facilities and advising the Company that its corporate wide corrective action plan relating to three warning letters issued to the Company in 2005 was inadequate. As also stated in this FDA warning letter, the FDA will not grant the Company's requests for exportation certificates to foreign governments or approve pre-market approval applications for its class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. While the Company believes it can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time it will take to resolve these issues, and any such resolution may require the dedication of significant incremental internal and external resources. In addition, if the Company's remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against the Company, including but not limited to seizing its product inventory, obtaining a court injunction against further marketing of its products or assessing civil monetary penalties.

Note K—Stockholders' Equity

Preferred Stock

        The Company is authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by the Company's stockholders. At December 31, 2005 and December 31, 2004, the Company had no shares of preferred stock issued or outstanding.

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

        The Company paid a two-for-one stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003. All historical share and per share amounts have been restated to reflect the stock split except for share amounts presented in the consolidated statements of stockholders' equity, which reflect the actual share amounts outstanding for each period presented.

        The Company repurchased approximately 25 million shares of its common stock at an aggregate cost of $734 million in 2005, 10 million shares of its common stock at an aggregate cost of $360 million in 2004, and 22 million shares of its common stock at an aggregate cost of $570 million in 2003. Since 1992, the Company has repurchased approximately 132 million shares of its common stock and has approximately 24 million shares of common stock held in treasury at year end. Approximately 37 million shares remain under previous share repurchase authorizations. Repurchased shares are available for reissuance under the Company's equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

Note L—Stock Ownership Plans

Employee and Director Stock Incentive Plans

        The Company's 1995, 2000 and 2003 Long-Term Incentive Plans (Plans) provide for the issuance of up to 150 million shares of common stock. Together, the Plans cover officers, directors and employees of and consultants to the Company and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights and performance awards. Nonqualified options granted to purchase shares of common stock are either immediately exercisable or exercisable in installments as determined by the Executive Compensation and Human Resources Committee of the Board of Directors (Committee), consisting of independent, non-employee directors, and expire within ten years from date of grant. Nonqualified options issued to employees generally have a vesting term over a period of three to five years. In the case of qualified options, if the recipient owns more than 10 percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of the Company's common stock on the date of grant and will expire over a period not to exceed five years. The Committee may issue shares of common stock and authorize cash awards under the Plans in recognition of the achievement of long-term performance objectives established by the Committee. The 1995 Long-Term Incentive Plan expired in March 2005, after which time grants were issued under the 2000 and 2003 Long-Term Incentive Plans. Following the expiration of the 1995 Long-Term Incentive Plan, 90 million shares of common stock remain available for issuance under the Company's Plans.

        During the fourth quarter of 2004, the Company modified certain of its stock option plans, principally for options granted prior to May 2001, to change the definition of retirement to conform to the definition generally used in the Company's stock option plans subsequent to May 2001. As a result of these modifications, the Company recorded a $90 million charge ($60 million after-tax) in 2004. The key assumptions in estimating the charge were the anticipated retirement age and the expected exercise patterns for the individuals whose options were modified.

        Information related to stock options at December 31 under stock incentive plans is as follows:

	2005		2004		2003
(option amounts in thousands)	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at January 1	49,028	$17.84	66,103	$15.16	84,218	$12.23
Granted	7,983	30.12	2,101	39.72	6,857	33.33
Exercised	(5,105)	11.93	(18,296)	10.64	(24,023)	10.10
Canceled	(1,621)	28.24	(880)	18.41	(949)	13.86

Outstanding at December 31	50,285	20.06	49,028	17.84	66,103	15.16

Exercisable at December 31	36,072	$15.96	34,776	$14.32	42,126	$12.01

        Information related to stock options outstanding and exercisable at December 31, 2005 is as follows:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Options (in thousands)	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Options (in thousands)	Weighted Average Exercise Price

$0.00–8.00	3,612	4.96	$6.21	3,612	$6.21
8.01–16.00	17,179	4.10	11.92	17,081	11.91
16.01–24.00	14,339	5.15	19.78	12,068	19.49
24.01–32.00	4,725	9.38	27.21	178	31.04
32.01–40.00	9,284	8.37	34.59	3,098	34.77
40.01–48.00	1,146	8.43	41.95	35	41.67

	50,285	5.85	$20.06	36,072	$15.96

        Shares reserved for future issuance under all of the Company's stock incentive plans totaled approximately 90 million at December 31, 2005.

        A table illustrating the effect on net income and net income per share as if the fair value method prescribed by Statement No. 123 had been applied is presented in Note A—Significant Accounting Policies. The Company recognizes any compensation cost on fixed awards with pro rata vesting on a straight-line basis over the award's vesting period. The fair value of the stock options used to calculate the pro forma net income and net income per share was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003

Dividend yield	0%	0%	0%
Expected volatility	36.64%	46.85%	49.28%
Risk-free interest rate	3.76%	3.50%	3.13%
Forfeitures	687,000	615,000	632,000
Expected life	5	5	5

        The weighted average grant-date fair value per share of options granted, calculated using the Black-Scholes option-pricing model, was $12.18 in 2005, $14.36 in 2004 and $14.96 in 2003.

        In 2005, the Company granted approximately 3.9 million deferred stock units to its employees under its stock incentive plans at a weighted average fair value of $30.77. The market value of the shares underlying the deferred stock units was approximately $119 million on the date of issuance. The deferred stock units vest over a period of five to six years. The amount was recorded as deferred compensation and shown as a separate component of stockholders' equity. The deferred compensation is being amortized to expense over the vesting period, and the related expense amounted to $17 million for 2005. During 2005, the Company reversed approximately $5 million of deferred compensation associated with forfeitures of these deferred stock units.

Global Employee Stock Ownership Plan

        The Company's GESOP provides for the granting of options to purchase up to 15 million shares of the Company's common stock to all eligible employees. Under the GESOP, each eligible employee is granted, at the beginning of each period designated by the Committee as an offering period, an option to purchase shares of the Company's common stock equal to not more than 10 percent of the employee's eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of the Company's common stock at the beginning or end of each offering period, whichever is less.

        Information related to the shares issued under the GESOP and the range of purchase prices is as follows:

	2005	2004	2003

Shares issued	1,445,000	1,004,000	1,228,000
Range of purchase prices	$20.82 - $22.95	$30.22 - $30.81	$12.21 - $18.27

        At December 31, 2005, there were approximately two million shares available for future issuance under the GESOP plan. On February 28, 2006, the Board of Directors adopted, and recommended that the stockholders of the Company approve and adopt at the Company's 2006 Annual Meeting of Stockholders, the Company's 2006 GESOP, a new employee stock purchase plan that provides for the granting of options to purchase up to 20 million shares of the Company's common stock to all eligible employees. The terms and conditions of the 2006 GESOP are substantially similar to the existing GESOP which expires by its terms in 2007.

Note M—Earnings per Share

        The computation of basic and diluted earnings per share is as follows:

(in millions, except per share data)	2005	2004	2003

Basic
Net income	$628	$1,062	$472

Weighted average shares outstanding	825.8	838.2	821.0

Net income per common share	$0.76	$1.27	$0.57

Assuming Dilution
Net income	$628	$1,062	$472

Weighted average shares outstanding	825.8	838.2	821.0
Net effect of common stock equivalents	11.8	19.5	24.4

Total	837.6	857.7	845.4

Net income per common share	$0.75	$1.24	$0.56

        Potential common stock equivalents of 12 million in 2005, one million in 2004 and one million in 2003 were excluded from the computation of earnings per share, assuming dilution, because exercise prices were greater than the average market price of the common shares.

Note N—Segment Reporting

        The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company's reportable segments generates revenues from the sale of less-invasive medical devices. The reportable segments represent an aggregate of all operating divisions within each segment.

        Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. The segment information for 2004 and 2003 sales and operating results have been restated based on the Company's standard foreign exchange rates used for 2005. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. Enterprise-wide information is based on actual foreign exchange rates used in the Company's consolidated financial statements.

(in millions)	United States	Europe	Japan	Inter-Continental	Total

2005
Net sales	$3,852	$1,145	$579	$643	$6,219
Depreciation	18	4	3	4	29
Operating income allocated to reportable segments	1,803	598	308	295	3,004
2004
Net sales	$3,502	$980	$602	$501	$5,585
Depreciation	9	5	3	2	19
Operating income allocated to reportable segments	1,753	507	343	227	2,830
2003
Net sales	$1,924	$729	$568	$348	$3,569
Depreciation	8	3	3	2	16
Operating income allocated to reportable segments	682	356	323	148	1,509

        A reconciliation of the totals reported for the reportable segments to the applicable line items in the consolidated financial statements is as follows:

(in millions)	2005	2004	2003

Net Sales
Total net sales allocated to reportable segments	$6,219	$5,585	$3,569
Foreign exchange	64	39	(93)

	$6,283	$5,624	$3,476

Depreciation
Total depreciation allocated to reportable segments	$29	$19	$16
Manufacturing operations	89	113	69
Corporate expenses and foreign exchange	44	31	22

	$162	$163	$107

Income before Income Taxes
Total operating income allocated to reportable segments	$3,004	$2,830	$1,509
Manufacturing operations	(448)	(394)	(305)
Corporate expenses and foreign exchange	(476)	(522)	(455)
Litigation-related charges	(780)	(75)	(15)
Purchased research and development	(276)	(65)	(37)
Costs of certain retirement benefits	(17)	(110)
Stock-compensation charge for certain modifications		(90)
Costs of certain business optimization initiatives	(39)

	968	1,574	697
Other income (expense)	(77)	(80)	(54)

	$891	$1,494	$643

Enterprise-Wide Information

(in millions)	2005	2004	2003

Net Sales
Cardiovascular	$4,907	$4,490	$2,504
Endosurgery	1,228	1,088	972
Neuromodulation	148	46	N/A

	$6,283	$5,624	$3,476

Long-Lived Assets
United States	$795	$660	$536
Ireland	140	149	169
Other foreign countries	76	61	39

	$1,011	$870	$744

Note O—Subsequent Events

Guidant Transaction

        On January 25, 2006, Boston Scientific entered into a definitive agreement to acquire Guidant Corporation for an aggregate purchase price of $27 billion (net of proceeds from option exercises), which represents a combination of cash and stock worth $80 per share of Guidant common stock. Guidant is a world leader in the treatment of cardiac and vascular disease. At the effective time of the acquisition, each share of Guidant common stock (other than shares owned by Guidant, Galaxy Merger Sub and Boston Scientific) will be converted into the right to receive (i) $42.00 in cash and (ii) a number of shares of Boston Scientific common stock equal to the actual exchange ratio. The actual exchange ratio will be determined by dividing $38.00 by the average closing price of Boston Scientific common stock during the 20 consecutive trading day period ending three trading days prior to the closing date, so long as the average closing price during that period is between $22.62 and $28.86. If the average closing price of Boston Scientific common stock during that period is less than $22.62, Guidant shareholders will receive 1.6799 Boston Scientific shares for each share of Guidant common stock, and if the average closing price of Boston Scientific common stock during that period is greater than $28.86, Guidant shareholders will receive 1.3167 Boston Scientific shares for each share of Guidant common stock. In addition, if the acquisition is not closed by March 31, 2006, Guidant shareholders will receive an additional $0.0132 in cash per share of Guidant common stock for each day beginning on April 1, 2006 through the closing date of the acquisition.

        Outstanding Guidant stock options at the closing date of the merger will be converted into options to purchase Boston Scientific common stock, with appropriate adjustments made to the number of shares and the exercise price under those options based on the value of the merger consideration.

        In addition, the combined company will incur integration and restructuring costs following the completion of the acquisition as Boston Scientific integrates certain operations of Guidant. Although Boston Scientific and Guidant expect that the realization of efficiencies related to the integration of the businesses may offset incremental transaction, merger-related and restructuring costs over time, no assurances can be made that this net benefit will be achieved in the near term, or at all.

        In connection with the financing of the cash portion of the purchase price, various banks have committed to providing up to $14 billion in financing, which includes a $7 billion 364-day interim credit facility, a $5 billion five-year term loan facility and a $2 billion five-year revolving credit facility. The interim credit facility, term loan and revolving credit facility will bear interest at LIBOR plus an interest margin between 0.30 percent (high A rating) and 0.85 percent (low BBB rating). The interest margin will be based on the hightest two out of three of the Company's long-term, senior unsecured, corporate credit ratings from Moody's Investor Service Inc., Standard & Poor's Rating Services and Fitch Ratings. Of the $14 billion available pursuant to the commitment letter, the Company expects to borrow approximately $7.1 billion to finance the cash portion of the Guidant acquisition purchase price, which includes the $5 billion five-year term loan facility and $2.1 billion in borrowings under the 364-day interim credit facility. The Company also expects to use the $900 million loan from Abbott, for a total of $8 billion in borrowings to finance the cash portion of the purchase price. In 2006, the Company anticipates filing a new public registration statement with the SEC under which it intends to issue senior notes in order to refinance any borrowings outstanding under the interim credit facility and to register shares that it will issue to Abbott. The new five-year revolving credit facility will replace the Company's existing $2 billion credit facilities. The Company also plans to use cash on hand and cash from the Abbott transaction to fund the cash portion of the Guidant purchase price.

        Boston Scientific's offer to acquire Guidant was made after the execution of a merger agreement among Guidant, Johnson & Johnson and Shelby Merger Sub, Inc. On January 25, 2006, Guidant terminated the Johnson & Johnson merger agreement and, in connection with the termination, Guidant paid Johnson & Johnson a termination fee of $705 million. Boston Scientific then reimbursed Guidant for the full amount of the termination fee paid to Johnson & Johnson.

        In conjunction with the proposed acquisition, Boston Scientific's authorized common stock will be increased from 1,200,000,000 shares to 2,000,000,000 shares. The transaction is subject to customary closing conditions, including clearances under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the European Union merger control regulation, as well as approval of Boston Scientific and Guidant shareholders. The transaction is not subject to any financing condition. Subject to these conditions, it is currently expected that the acquisition will occur during the week of April 3, 2006.

Abbott Transaction

        In January 2006, Boston Scientific and Abbott entered into the Abbott transaction agreement pursuant to which, among other things, Abbott agreed to purchase the Guidant vascular and endovascular businesses for:

  •
  an initial payment of $4.1 billion in cash at the Abbott transaction closing;

  •
  a milestone payment of $250 million upon receipt of an approval from the U.S. FDA within ten years after the Abbott transaction closing to market and sell an everolimus-eluting stent in the U.S.; and

  •
  a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health within ten years after the Abbott transaction closing to market and sell an everolimus-eluting stent in Japan.

        The Abbott transaction closing is subject to, among other things, the satisfaction or waiver of all of the conditions to close the Guidant transaction and is expected to occur prior to the closing date of the acquisition.

        In addition to receiving the initial payment of $4.1 billion at the Abbott transaction closing, Abbott has agreed to lend Boston Scientific $900 million on a subordinated basis. The loan will be payable on the fifth anniversary of the Abbott transaction closing and interest will accrue on the outstanding principal amount at a rate of 4.00 percent per annum.

        At the Abbott transaction closing, Abbott will also purchase $1.4 billion in shares of Boston Scientific common stock based on a per share purchase price of the lower of (i) $25.00 and (ii) the average closing price of Boston Scientific common stock during the five consecutive trading day period ending three trading days prior to the Abbott transaction closing. In addition, 18 months after the Abbott transaction closing, Boston Scientific will issue to Abbott additional shares of Boston Scientific common stock having an aggregate value of up to $60 million (based on the average closing price of Boston Scientific common stock during the 20 consecutive trading day period ending five trading days prior to the date of issuance of those shares) to reimburse Abbott for the cost of borrowing $1.4 billion to purchase the shares of Boston Scientific common stock.

        Abbott has agreed not to sell any of these shares of Boston Scientific common stock for six months following the Abbott transaction closing unless the average price per share of Boston Scientific common stock over any consecutive 20 day trading period exceeds $30.00. In addition, during the 18-month period following the Abbott transaction closing, Abbott will not, in any one-month period, sell more than 8.33 percent of these shares of Boston Scientific common stock. Abbott must apply a portion of the net proceeds from its sale of these shares of Boston Scientific common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to Boston Scientific.

        As a part of the Abbott transaction, Boston Scientific and Abbott will also enter into supply and license and technology transfer arrangements with respect to the everolimus-based drug-eluting stent system currently in development by Guidant. This supply and license agreement will serve as collateral for the $900 million loan.

        Outstanding options held by Guidant employees transferred to Abbott will, at Boston Scientific's election, either be converted into a number of shares of Boston Scientific common stock with a fair market value as of the Abbott transaction closing date equal to the excess of the aggregate fair market value of the Guidant common stock subject to the option over the exercise price of the option, net of applicable withholding taxes or exchanged for a cash payment equal to the excess of the aggregate fair market value of the Guidant common stock subject to the option over the aggregate exercise price of the option, net of any applicable withholding taxes.

        As a result of the proposed Guidant Transaction and Abbott Transaction, current Boston Scientific stockholders will own a smaller percentage of Boston Scientific following the acquisition. The Company expects its weighted average shares outstanding, assuming dilution, to increase from approximately 840 million for 2005 to approximately 1.4 billion following the acquisition.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Boston Scientific Corporation

        We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2005 and December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2005 and December 31, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boston Scientific Corporation's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006, expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2006

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

Three Months Ended	March 31,	June 30,	September 30,	December 31,

2005
Net sales	$1,615	$1,617	$1,511	$1,540
Gross profit	1,271	1,260	1,168	1,198
Operating income (loss)	513	326	(336)	465
Net income (loss)	358	205	(269)	334
Net income (loss) per common share—basic	$0.43	$0.25	$(0.33)	$0.41
Net income (loss) per common share—assuming dilution	$0.42	$0.24	$(0.33)	$0.40
2004
Net sales	$1,082	$1,460	$1,482	$1,600
Gross profit	790	1,097	1,173	1,272
Operating income	264	448	358	504
Net income	194	313	258	297
Net income per common share—basic	$0.23	$0.37	$0.31	$0.35
Net income per common share—assuming dilution	$0.23	$0.36	$0.30	$0.35

        During 2005, the Company recorded after-tax charges of $73 million in the first quarter, $199 million in the second quarter, $616 million in the third quarter and $6 million in the fourth quarter. The net charges for the year consisted of: a litigation settlement with Medinol; purchased research and development; expenses related to certain retirement benefits; asset write-downs and employee-related costs that resulted from certain business optimization initiatives; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act.

        During 2004, the Company recorded after-tax charges of $64 million in the second quarter, $146 million in the third quarter and $122 million in the fourth quarter. The net charges for the year consisted of: a provision for a civil settlement; an enhancement to the Company's 401(k) Plan; purchased research and development; a charge relating to taxes on the approximately $1 billion of cash that the Company repatriated in 2005 under the American Jobs Creation Act of 2004; and a non-cash charge resulting from certain modifications to the Company's stock option plans.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our management, with the participation of our President and Chief Executive Officer and Executive Vice President—Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

        Management's report on our internal control over financial reporting is contained in Item 7 above.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

        The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7 above.

Changes in Internal Control over Financial Reporting

        During the quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

        None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

        Our directors and executive officers as of December 31, 2005, were as follows:

DIRECTORS:
John E. Abele	68	Director, Founder
Ursula M. Burns	47	Director, President, Business Group Operations and Corporate Senior Vice President, Xerox Corporation
Joel L. Fleishman	71	Director, Professor of Law and Public Policy, Duke University
Marye Anne Fox, Ph.D.	58	Director, Chancellor of the University of California, San Diego
Ray J. Groves	70	Director, Retired Chairman and Chief Executive Officer, Ernst & Young
Ernest Mario, Ph.D.	67	Director, Chairman and Chief Executive Officer, Reliant Pharmaceuticals, Inc.
N.J. Nicholas, Jr.	66	Director, Private Investor
Peter M. Nicholas	64	Director, Founder, Chairman of the Board
John E. Pepper	67	Director, Chief Executive Officer, National Underground Railroad Freedom Center
Uwe E. Reinhardt, Ph.D.	68	Director, Professor of Political Economy and Economics and Public Affairs, Princeton University
Senator Warren B. Rudman	75	Director, Former U.S. Senator, Of Counsel, Paul, Weiss, Rifkind, Wharton, & Garrison LLP
James R. Tobin	61	Director, President and Chief Executive Officer
EXECUTIVE OFFICERS:
Lawrence C. Best	55	Executive Vice President-Finance & Administration and Chief Financial Officer
Brian R. Burns	41	Senior Vice President, Quality
Fredericus A. Colen	53	Executive Vice President and Chief Technology Officer
Paul Donovan	50	Senior Vice President, Corporate Communications
James Gilbert	48	Senior Vice President
Jeffrey H. Goodman	58	Senior Vice President, International
Paul A. LaViolette	48	Chief Operating Officer
Stephen F. Moreci	54	Senior Vice President and Group President, Endosurgery
Kenneth J. Pucel	39	Senior Vice President, Operations
Lucia L. Quinn	52	Executive Vice President — Human Resources
Mary E. Russell, M.D.	51	Senior Vice President—Clinical and Regulatory and Chief Medical Officer
Paul W. Sandman	58	Executive Vice President, Secretary and General Counsel
James H. Taylor, Jr.*	66	Executive Vice President, Corporate Operations
James R. Tobin	61	President and Chief Executive Officer and Director

*
Mr. Taylor retired from Boston Scientific as of December 31, 2005.

Committees of the Board of Directors

        Our Board of Directors has standing Audit, Executive Compensation and Human Resources, Nominating and Governance, and Finance and Strategic Investment Committees. Joel L. Fleishman, Marye Anne Fox, Ernest Mario, John E. Pepper and Uwe E. Reinhardt currently serve on the Audit Committee. Warren B. Rudman, Ursula M. Burns and Ray J. Groves currently serve on the Executive Compensation and Human Resources Committee. Ursula M. Burns, Marye Anne Fox, Ernest Mario, N.J. Nicholas, Jr., John E. Pepper and James R. Tobin currently serve on the Finance and Strategic Investment Committee. Joel L. Fleishman, Ray J. Groves, Uwe E. Reinhardt and Warren B. Rudman currently serve on the Nominating and Governance Committee. Our committee charters are available free of charge on our website (www.bostonscientific.com). Information on our website or connected to our website is not incorporated by reference into this Form 10-K.

Executive Committee

        We also have an Executive Committee, comprised of all of our executive officers, which provides guidance to management on our operational strategy. In January 2005, Lucia L. Quinn joined Boston Scientific and in March 2005, she was appointed to the Executive Committee as our Executive Vice President of Human Resources. On March 31, 2005, Robert G. MacLean, our Executive Vice President—Human Resources, retired from Boston Scientific. On December 31, 2005, James H. Taylor, Jr., our Executive Vice President, Corporate Operations, retired from Boston Scientific. There can be no assurance that these or any future changes to our Executive Committee will not have a material impact on our results of operations.

Biographical Summaries

        John E. Abele, our co-founder, has been a director of Boston Scientific since 1979. Mr. Abele was our Treasurer from 1979 to 1992, our Co-Chairman from 1979 to 1995 and our Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. Mr. Abele is also the owner of The Kingbridge Centre and Institute, a 120-room conference center in Ontario that provides special services and research to businesses, academia and government. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele serves on the board of directors of Color Kinetics, is the Chairman of the Board of the FIRST (For Inspiration and Recognition of Science and Technology) Foundation and is also a member of numerous not-for-profit boards. Mr. Abele received a B.A. degree from Amherst College.

        Lawrence C. Best joined Boston Scientific in 1992 and is our Executive Vice President-Finance & Administration and Chief Financial Officer. Prior to joining Boston Scientific, Mr. Best was a partner in the accounting firm of Ernst & Young, where he specialized in serving multinational companies in the high technology and life sciences fields. He served a two-year fellowship at the SEC from 1979 to 1981 and a one-year term as a White House-appointed Presidential Exchange Executive in Washington, D.C. He serves on the boards of directors of Biogen-Idec, Inc. and Haemonetics Corp. and is a founding director of the President's Council at Massachusetts General Hospital. Mr. Best received a B.B.A. degree from Kent State University.

        Brian R. Burns has been our Senior Vice President of Quality since December 2004. Previously, Mr. Burns was our Vice President of Global Quality Assurance from January 2003 to December 2004, our Vice President of Cardiology Quality Assurance from January 2002 to January 2003 and our Director of Quality Assurance from April 2000 to January 2002. Prior to joining Boston Scientific, Mr. Burns held various positions with Cardinal Healthcare, Allegiance Healthcare and Baxter Healthcare. Mr. Burns received his B.S. degree in chemical engineering from the University of Arkansas.

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

        Fredericus A. Colen is our Executive Vice President and Chief Technology Officer. Mr. Colen joined Boston Scientific in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. Before joining Boston Scientific, he worked for several medical device companies, including Guidant Corporation, where he launched the Delta TDDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R&D for implantable pacemaker systems. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master's Degree in Electrical Engineering with a focus on medical technology from the Technical University in Aachen, Germany. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997.

        Paul Donovan joined Boston Scientific in March 2000 and is our Senior Vice President, Corporate Communications. Prior to joining Boston Scientific, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications from 1998 to 2000. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff to Senator Edward M. Kennedy and from 1989 to 1993 as Press Secretary to Senator Kennedy. Mr. Donovan received a B.A. degree from Dartmouth College.

        Joel L. Fleishman has been a Director of Boston Scientific since October 1992. He is also Professor of Law and Public Policy at Duke University where he has served in various administrative positions, including First Senior Vice President, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director from 1971 to 1983 of Duke University's Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions and the director of the Duke University Philanthropic Research Program. From 1993 to 2001, Mr. Fleishman took a part-time leave from Duke University to serve as President of the Atlantic Philanthropic Service Company, the U.S. program staff of Atlantic Philanthropies. Mr. Fleishman also serves as a member of the Board of Trustees of The John and Mary Markle Foundation, Chairman of the Board of Trustees of the Urban Institute, Chairman of The Visiting Committee of the Kennedy School of Government, Harvard University, and as a director of Polo Ralph Lauren Corporation and the James River Insurance Group. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

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

        James Gilbert has been our Senior Vice President since December 2004. Mr. Gilbert is responsible for providing strategic support on key projects and growth initiatives and manages corporate e-marketing, corporate marketing science, corporate sales and national accounts and reimbursement and outcomes planning. Previously, Mr. Gilbert worked on a contractor basis as our Assistant to the President from January 2004 to December 2004. Prior to joining Boston Scientific, Mr. Gilbert spent 23 years with Bain & Company, where he served as a partner and director and was the managing partner of Bain's Global Healthcare Practice. Mr. Gilbert received his B.S. degree in industrial engineering and operations research from Cornell University and his M.B.A. from Harvard Business School.

        Jeffrey H. Goodman has been our Senior Vice President, International since December 2004. Prior to that, Mr. Goodman was our President, Intercontinental from 1999 to December 2004. Prior to joining Boston Scientific, Mr. Goodman held a variety of positions over 25 years with Baxter International, including General Manager of Sales, Area Manager Director and President of Biotech North America. Mr. Goodman received his B.S. in Accounting from Gymea College, Sydney, Australia.

        Ray J. Groves has been a Director of Boston Scientific since 1999. From 2001 to 2005 he served in various roles at Marsh Inc., including President, Chairman and Senior Advisor, and is a former member of the board of directors of its parent company, Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the boards of directors of Electronic Data Systems Corporation and Overstock.com. Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the board of directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the board of directors of The Ohio State University Foundation and a member of the Dean's Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School of the University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is a managing director of the Metropolitan Opera Association. Mr. Groves received a B.S. degree from The Ohio State University.

        Paul A. LaViolette joined Boston Scientific in January 1994 and is our Chief Operating Officer. Previously, Mr. LaViolette was President, Boston Scientific International, and Vice President-International from January 1994 to February 1995. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President-Nonvascular Businesses. In October 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Boston Scientific's Scimed, EPT and Target businesses as Senior Vice President and Group President, Cardiovascular. In March 2001, he also assumed the position of President, Scimed. Prior to joining Boston Scientific, he was employed by C.R. Bard, Inc. in various capacities, including President, U.S.C.I. Division, from July 1993 to November 1993, President, U.S.C.I. Angioplasty Division, from January 1993 to July 1993, Vice President and General Manager, U.S.C.I. Angioplasty Division, from August 1991 to January 1993, and Vice President U.S.C.I. Division, from January 1990 to August 1991. Mr. LaViolette received his B.A. degree from Fairfield University and an M.B.A. degree from Boston College.

        Ernest Mario has been a Director of Boston Scientific since October 2001 and is currently the Chairman and Chief Executive Officer of Reliant Pharmaceuticals. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company, from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the boards of directors of Maxygen, Inc. and Pharmaceutical Product Development, Inc. He is also a Trustee of Duke University and Chairman of the Board of the Duke University Health System. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

        Stephen F. Moreci has been our Senior Vice President and Group President, Endosurgery since December 2000. Mr. Moreci joined Boston Scientific in 1989 as Vice President and General Manager for our Cardiac Assist business. In 1991, he was appointed Vice President and General Manager for our Endoscopy business. In 1994, Mr. Moreci was promoted to Group Vice President for our Urology and Gynecology businesses. In 1997, he assumed the role of President of our Endoscopy business. In 1999, he was named President of our Vascular business, which included peripheral interventions, vascular surgery and oncology. In 2001, he assumed the role of Group President, Endosurgery, responsible for our Urology/Gynecology, Oncology, Endoscopy and Endovations businesses. Prior to joining Boston Scientific, Mr. Moreci had a 13-year career in medical devices, including nine years with Johnson & Johnson and four years with DermaCare. Mr. Moreci received a B.S. degree from Pennsylvania State University.

        N.J. Nicholas, Jr. has been a Director of Boston Scientific since October 1994 and is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. Mr. Nicholas is a director of Xerox Corporation and Time Warner Cable, Inc. He has served as a director of Turner Broadcasting and a member of the President's Advisory Committee for Trade Policy and Negotiations and the President's Commission on Environmental Quality. Mr. Nicholas is a Trustee of Environmental Defense and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Peter M. Nicholas, Chairman of the Board.

        Peter M. Nicholas, a co-founder of Boston Scientific, has been Chairman of the Board since 1995. He has been a Director since 1979 and served as our Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining Boston Scientific, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Chairman Emeritus of the Board of Trustees of Duke University. Mr. Nicholas is also a Fellow of the National Academy of Arts and Sciences and a member of the Trust for that organization. He has also served on several for profit and not-for-profit boards.

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

        John E. Pepper has been a Director of Boston Scientific since 2003 and he previously served as a director of Boston Scientific from November 1999 to May 2001. Mr. Pepper is the Chief Executive Officer and director of the National Underground Railroad Freedom Center. Previously he served as Vice President for Finance and Administration of Yale University from January 2004 to December 2005. Prior to that, he served as Chairman of the executive committee of the board of directors of The Procter & Gamble Company until December 2003. Since 1963, he has served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 to 1995 and director since 1984. Mr. Pepper is a member of the board of directors of The Walt Disney Company, and is a member of the executive committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from The Ohio State University, Xavier University, Mount St. Joseph College and St. Petersburg University (Russia).

        Kenneth J. Pucel has been our Senior Vice President, Operations since December 2004. Prior to becoming our Senior Vice President, Operations, Mr. Pucel was our Vice President and General Manager, Operations from September 2002 to December 2004 and our Vice President of Operations from June 2001 to September 2002 and before that he held various positions in our Cardiovascular Group, including Manufacturing Engineer, Process Development Engineer, Operations Manager and Production Manager. Mr. Pucel received a Bachelor of Science Degree in Mechanical Engineering with a focus on Biomedical Engineering from the University of Minnesota.

        Lucia L. Quinn joined Boston Scientific in January 2005 and is our Executive Vice-President—Human Resources. Prior to that, she was our Senior Vice President and Assistant to the President. Prior to joining Boston Scientific, Ms. Quinn was the Senior Vice President, Advanced Diagnostics and Business Development for Quest Diagnostics from 2001 to 2004. In this role, Ms. Quinn was responsible for developing multiple multi-million dollar businesses, including evaluating and developing strategic and operational direction. Prior to this, Ms. Quinn was Vice President, Corporate Strategic Marketing for Honeywell International from 1999 to 2001 and before that she held various positions with Digital Equipment Corporation from 1989 to 1998, including Corporate Vice President, Worldwide Brand Strategy & Management. She is also on the board of directors of QMed, Inc. Ms. Quinn received her B.A. in Management from Simmons College.

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

        Senator Warren B. Rudman has been a Director of Boston Scientific since October 1999. Senator Rudman has been Of Counsel to the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison LLP since January 2003. Previously, he was a partner of the firm since 1992. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. He serves on the boards of directors of Collins & Aikman Corporation, Raytheon Corporation and several funds managed by the Dreyfus Corporation. He is the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and an LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

        Mary E. Russell has been our Chief Medical Officer and Senior Vice President, Clinical and Regulatory since December 2004. Previously, Dr. Russell was our Senior Vice President and Chief Medical Officer of Cardiovascular Clinical Sciences from April 2004 to December 2004. From July 2001 until April 2004, Dr. Russell was our Vice President, Clinical Affairs, International and from August 2000 to July 2001, she was our Vice President, Cardiovascular Clinical Affairs. Prior to joining Boston Scientific, Dr. Russell was Medical Director and CV consultant at Parexel International and before that she held faculty positions at Harvard School of Public Health, the Harvard Medical School and hospital appointments at Brigham and Women's Hospital and Massachusetts General Hospital. Dr. Russell received her M.D. from Chicago Medical School.

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

        James H. Taylor, Jr. joined Boston Scientific in August 1999 and was our Executive Vice President of Corporate Operations until his retirement on December 31, 2005. Prior to joining Boston Scientific, Mr. Taylor served as Vice President of Global Technology at Nestle Clinical Nutrition from 1995 to 1997. Prior to joining Nestle, he completed a 30 year career at Baxter International, where he held a broad range of positions in operations management, including from 1992 to 1995, the position of Corporate Vice President of Manufacturing Operations and Strategy. Mr. Taylor received his B.A. degree from the University of North Carolina.

        James R. Tobin is our President and Chief Executive Officer and also serves as a Director. Prior to joining Boston Scientific in March 1999, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter's I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the boards of directors of Curis, Inc. and Applera Corporation and is a trustee of the BioMedical Science Careers Program. Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served as a lieutenant in the U.S. Navy from 1968 to 1972.

Audit Committee Financial Expert

        The following directors serve on our Audit Committee: Joel L. Fleishman, Marye Anne Fox, Ernest Mario, John E. Pepper and Uwe E. Reinhardt. The Board has determined that each of Ernest Mario, John E. Pepper and Uwe E. Reinhardt are "audit committee financial experts" as that term is defined in the rules and regulations of the SEC for purposes of Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Reinhardt is an "audit committee financial expert" by virtue of having taught financial accounting for over 30 years at Princeton University. All members of our Audit Committee meet the independence requirements of the NYSE and the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Under the securities laws of the United States, our directors, executive officers and persons holding more than 10% of our common stock are required to report their ownership of our common stock and any changes in that ownership to the SEC. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2005. To the best of our knowledge, all of these filing requirements were timely satisfied by our directors, executive officers and 10% stockholders with the exception of the following Form 4s filed late due to our administrative oversight: (i) one late Form 4 on behalf of Mr. Pucel and Dr. Russell reporting the withholding of restricted stock on January 3, 2005 to satisfy tax obligations upon vesting of a previously granted award, (ii) one late Form 4 on behalf of Mr. Ocwieja reporting a stock option grant on January 3, 2005, and (iii) one late Form 4 for each of Ms. Burns, Dr. Fox, Mr. Groves, Dr. Mario, Mr. N.J. Nicholas, Jr. and Sen. Rudman reporting the acquisition of stock equivalent units earned in connection with their directors' fees and participation in our Deferred Compensation Program. In making these statements, we have relied upon the written representations of our directors, executive officers and 10% stockholders and copies of their reports that have been filed with the SEC.

Code of Conduct

        We have a Code of Conduct applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and controller, and other employees performing similar functions. A copy of our Code of Conduct is available at www.bostonscientific.com. We will provide a copy of our Code of Conduct to any person free of charge upon written request to Investor Relations at Boston Scientific Corporation, One Boston Scientific Place, Natick, MA 01760-1537. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct by posting that information on our website. Information on our website or connected to it is not incorporated by reference into this Annual Report.

ITEM 11.    EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
As of December 31, 2005

        The following tables show salaries, bonuses, options and other compensation earned or paid during the last three years, options granted in 2005 and options exercised in 2005 for our Chief Executive Officer and our next four most highly compensated executive officers in 2005 (the Named Officers).

Long-Term Compensation Award
Annual Compensation
Shares Underlying Stock Options(3)
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation(1)	Deferred Stock Units(2)		All Other Compensation(4)

James R. Tobin President and Chief Executive Officer	2005 2004 2003	$900,073 $875,046 $824,395	$607,549 $875,000 $1,098,666	$341,327 $281,287 $104,461	0 0 0	0 225,000 200,000	$1,180,974 $16,120 $13,920
Paul A. LaViolette Chief Operating Officer	2005 2004 2003	$600,000 $500,176 $458,037	$481,950 $501,093 $548,255	$26,872 $29,711 $25,000	100,000 0 0	250,000 100,000 75,000	$90,478 $41,205 $33,945
Lawrence C. Best Executive Vice President— Finance & Administration and Chief Financial Officer	2005 2004 2003	$625,050 $600,317 $575,016	$400,770 $501,114 $527,196	$38,020 $40,465 $25,000	50,000 0 0	125,000 60,000 60,000	$1,751,605 $13,360 $11,160
Paul W. Sandman Executive Vice President, Secretary and General Counsel	2005 2004 2003	$435,027 $420,316 $395,034	$308,325 $350,799 $346,435	$25,000 $27,205 $25,000	40,000 0 0	100,000 60,000 60,000	$1,314,799 $84,573 $75,027
Fredericus A. Colen Executive Vice President and Chief Technology Officer	2005 2004 2003	$435,000 $400,128 $375,003	$308,306 $334,226 $373,714	$25,343 $27,883 $25,000	40,000 0 0	100,000 60,000 60,000	$98,295 $60,367 $59,040

(1)
The amount reflected in the Other Annual Compensation column includes amounts for personal use of our corporate aircraft: for Mr. Tobin, $316,327 and for Mr. Best, $13,020. We also annually provide executive officers an executive benefit package that includes, in addition to regular employee benefits, an allowance in the amount of $25,000 in lieu of other perquisites to each of the Named Officers under our Executive Allowance Plan. This column also includes incidental amounts that fall below the required disclosure thresholds.

(2)
On July 1, 2005, Messrs. LaViolette, Best, Sandman and Colen were each awarded the number of deferred stock units presented in this column. The value of each of these awards (calculated by multiplying the number of deferred stock units awarded by $26.89, the market price on July 1, 2005) is as follows:

  * Paul LaViolette $2,689,000
  * Lawrence C. Best $1,344,500
  * Paul W. Sandman $1,075,600
  * Fredericus A. Colen $1,075,600

  Shares will be issued to each of the recipients in accordance with the vesting schedule for the award. These deferred stock unit awards vest in five equal annual installments beginning with the second anniversary of the date of grant, July 1, 2007. In addition, all unvested units will vest upon the recipient's death or disability. Upon the recipient's retirement, one-third of the unvested units will vest if he retires between January 1, 2006 through July 1, 2006, an additional one-third of the unvested units will vest if he retires between July 2, 2006 through July 1, 2007, and the remaining unvested units will vest if he retires on or after July 2, 2007. Prior to vesting, recipients will not have a right to vote these units or receive dividends if we declare and pay dividends.

(3)
On July 1, 2005, Messrs. LaViolette, Best, Sandman and Colen were each granted the number of options to purchase our common stock presented in this column. Each of these options was granted at the fair market value on the date of grant and vests in equal annual installments over five years, beginning on July 1, 2007, the second anniversary of the date of grant. In addition, the options will vest upon the recipient's death or disability. Upon the recipient's retirement, one-third of the options will vest if he retires between January 1, 2006 through July 1, 2006, an additional one-third of the options will vest if he retires between July 2, 2006 through July 1, 2007 and the remaining unvested options will vest if he retires on or after July 2, 2007.

(4)
The following amounts paid to or on behalf of the Named Officers in 2005 are included in the table under the caption "All Other Compensation."

	Executive Retirement Plan(a)	Company Match (401(k) Plan)	Special Contribution (401(k) Plan)(b)	Excess Benefit Plan(c)	Term Life Insurance Premium(d)	Other Life Insurance Premium(e)

James R. Tobin	$1,125,091	$12,600	$19,800	$15,563	$7,920	—
Paul A. LaViolette	$0	$12,600	$19,800	$21,200	—	$36,878
Lawrence C. Best	$1,692,845	$12,600	$19,800	$21,200	$5,160	—
Paul W. Sandman	$1,178,198	$12,600	$19,800	$21,200	—	$83,001
Fredericus A. Colen	$0	$12,600	$19,800	$13,000	—	$52,895

(a)
Amounts in this column represent the amount that would have been payable to each Named Officer if he had retired on December 31, 2005 under our Executive Retirement Plan which was adopted in May 2005. Messrs. LaViolette and Colen would not have been eligible to participate under the Executive Retirement Plan on December 31, 2005.

(b)
Amounts reflected in this column represent amounts each Named Officer received in connection with a one-time special 401(k) contribution made by Boston Scientific to eligible employees, including executive officers, in 2005.

(c)
Amounts in this column represent the amount each Named Officer received under our Excess Benefit Plan as a result of the one-time special 401(k) contribution.

(d)
Amounts in this column represent amounts paid by Boston Scientific on behalf of Messrs. Tobin and Best for term life insurance.

(e)
Amounts in this column represent amounts paid to each of Messrs. LaViolette, Sandman and Colen to fund premiums for universal life insurance as well as imputed income related to our termination of a previously established split dollar life insurance program. The amounts reflected include a gross-up amount to cover related tax obligations.

2005 OPTION/SAR GRANTS

        The following table provides information on option grants made in 2005 to our Named Officers.

		Percent of Total Options Granted to Employees in 2005(2)
	Number of Shares Underlying Options Granted(1)				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(3)
			Exercise or Base Price per Share
				Expiration Date
Name					5%	10%

James R. Tobin	0	—	—	—	—	—
Paul A. LaViolette	250,000	3.13%	$26.89	7/1/15	$4,227,744	$10,713,934
Lawrence C. Best	125,000	1.57%	$26.89	7/1/15	$2,113,872	$5,356,967
Paul W. Sandman	100,000	1.25%	$26.89	7/1/15	$1,691,098	$4,285,573
Fredericus A. Colen	100,000	1.25%	$26.89	7/1/15	$1,691,098	$4,285,573

(1)
On July 1, 2005, we granted options to purchase shares of common stock to certain of our key employees, including the Named Officers listed above. These options were granted at the fair market value on the date of grant and vest over five years in equal annual installments beginning on July 1, 2007, the second anniversary of the date of grant. In addition, the options will vest upon the recipient's death or disability. Upon the recipient's retirement, one-third of the unvested options will vest if he retires between January 1, 2006 through July 1, 2006, an additional one-third will vest if he retires between July 2, 2006 through July 1, 2007, and the remaining unvested options will vest if he retires on or after July 2, 2007.

(2)
During 2005, we granted options to purchase 7,982,760 shares of our common stock.

(3)
These columns represent hypothetical future values of our stock obtainable upon exercise of stock options, net of the option's exercise price, assuming that the market price of our stock appreciates at a five and ten percent compound annual rate over the ten-year term of the options. The five and ten percent rates of stock price appreciation are presented as examples pursuant to the rules and regulations of the SEC and do not necessarily reflect management's assessment of our future stock price performance.

TOTAL 2005 OPTION/SAR EXERCISES AND YEAR-END OPTION/SAR VALUES
As of December 31, 2005

        The following table provides information on option exercises in 2005 by our Named Officers and the value of each Named Officer's unexercised options at December 31, 2005.

Name	Shares Acquired on Exercise	Value Realized	Number Exercisable	Number Unexercisable	Value Exercisable(1)	Value Unexercisable(2)

James R. Tobin(1)	0	$0	3,050,000	425,000	$28,533,116	$271,000
Paul A. LaViolette	400,000	$9,048,500	1,183,500	417,500	$14,549,438	$97,050
Lawrence C. Best	0	$0	2,146,000	245,000	$18,559,650	$97,050
Paul W. Sandman	0	$0	685,000	220,000	$6,816,729	$97,050
Fredericus A. Colen	0	$0	148,174	250,000	$1,182,306	$194,100

(1)
The number of exercisable options listed for Mr. Tobin includes 435,942 options held by a grantor retained annuity trust.

(2)
These values reflect the difference between the exercise price per share of in-the-money options and the last reported sales price ($24.49) of our stock on the NYSE on December 30, 2005, the last trading day of 2005, multiplied by the applicable number of shares underlying the options.

EQUITY COMPENSATION PLANS

        The following table summarizes information, as of December 31, 2005, relating to our equity compensation plans pursuant to which grants of options, restricted stock grants or other rights to acquire shares may be granted from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders(1)	54,001,147	$19.63	35,406,342
Equity compensation plans not approved by security holders(2)	0	$0	0

Total	54,001,147	$19.63	35,406,342

(1)
Amounts include outstanding options under our 1992, 1995, 2000 and 2003 Long-Term Incentive Plans and our 1992 Non-Employee Directors' Stock Option Plan. Amount in column (c) includes 1,859,997 shares available for purchase by employees under our Global Employee Stock Ownership Plan, which are not available for grant in any other form. Our 1992 Long-Term Incentive and 1992 Non-Employee Directors' Stock Option Plans expired on March 31, 2002 and our 1995 Long-Term Incentive Plan expired on May 9, 2005, after which time grants were only issued under our 2000 and 2003 Long-Term Incentive Plans. Amounts also include 3,850,510 shares available for future issuance under our 2003 Long-Term Incentive Plan in the form of deferred stock units and restricted stock awards.

(2)
We have acquired a number of companies over the past several years. From time to time, we have assumed the acquired company's incentive plan(s), including the outstanding options and warrants, if any, granted under the plan(s). No further options are granted under these plans beyond those assumed in connection with the acquisitions. Assumed options that terminate prior to expiration are not available for re-grant. As of December 31, 2005, the aggregate number of shares to be issued under these assumed plans totaled 159,415. The weighted average exercise price of these options is $5.16.

Executive Benefit Programs and Change of Control Arrangements

        In May 2005, we adopted an Executive Retirement Plan which covers executive officers and division presidents. The Executive Retirement Plan provides retiring executive officers with a lump sum benefit of 2.5 months of salary for each completed year of service, up to a maximum of 36 months pay. The Executive Retirement Plan provides retiring division presidents with a lump sum benefit of 1.5 months of salary for each completed year of service, up to a maximum of 24 months pay. Receipt of payments under the Executive Retirement Plan will be conditioned upon the retiring employee's entering into a separation agreement with Boston Scientific, which would include a non-competition provision. To be considered retired under the Executive Retirement Plan, an employee's age plus his or her years of service with Boston Scientific must be at least 65 years (provided that the employee is at least 55 years old and has been with Boston Scientific for at least 5 years). In addition, the Executive Retirement Plan allows our Chief Executive Officer the discretion to cause Boston Scientific to enter into consulting arrangements with retiring executives. The consulting arrangement could provide for up to a $100,000 retainer for up to 50 days of specified consulting services and a $3,000 per diem fee thereafter for services actually rendered for the first year and, for future years, a $2,000 per diem fee for all services actually rendered.

        We make annual payments to certain executive vice presidents following their retirement or termination (other than for cause) equal to the premium for executive life insurance (plus a gross-up amount for tax purposes) for a period ending on the tenth anniversary of the policy initiation date or, in some circumstances, such other date as would allow the policy to become self-funding.

        In addition to these agreements, our key executives, including our Named Officers, have retention and indemnification agreements with Boston Scientific. In general, the retention agreements entitle key executives to a lump sum payment of three times the executive's base salary and assumed on-plan incentive bonus (or prior year's bonus, if higher), if either the executive's employment is terminated (other than for cause) or his or her duties are diminished, in each event, following a change in control. The executive would also be entitled to continuation of health and other welfare benefits for three years. In addition, we would compensate the executive for any excise tax liability he or she may incur by reason of payments made under the agreement.

        All stock options granted to our executive officers, including our Named Officers, under our 1992, 1995, 2000 and 2003 Long-Term Incentive Plans will become immediately exercisable in the event of a "change in control" or "Covered Transaction" as defined in each Long-Term Incentive Plan. Additionally, under certain circumstances in the event of a change in control or Covered Transaction, options granted under (i) our 1992 Long-Term Incentive Plan prior to October 31, 2001 will become immediately exercisable and the value of all outstanding stock options will be cashed out, (ii) our 1995 Long-Term Incentive Plan prior to October 31, 2001 will, unless otherwise determined by our Compensation Committee, become immediately exercisable and automatically converted into an option or other award of the surviving entity, and (iii) our 2000 Long-Term Incentive Plan prior to December 2000 will become immediately exercisable and/or converted into an option or other award of the surviving entity.

        The Internal Revenue Service limits the amount of eligible earnings that can be subject to an employer match in qualified 401(k) retirement savings plans. As a result, certain of our employees are unable to take full advantage of our 6% matching contribution for their retirement savings. In June 2005, the Board authorized a non-qualified 401(k) Restoration Plan to supplement our existing 401(k) plan. The 401(k) Restoration Plan would enable our domestic employees, including our executive officers, whose base salary and commissions exceed $210,000 per year to make additional contributions for their retirement savings and to participate more fully in the 6% matching contribution, subject to an eligible earnings cap of three times the IRS statutory limit. Implementation of the 401(k) Restoration Plan was deferred as a result of recent regulations affecting deferred compensation plans.

        In connection with the one-time special contribution we made to our 401(k) Retirement Savings Plan for the benefit of our employees announced in September 2004, we adopted in June of 2005 an Excess Benefit Plan. The Excess Benefit Plan is a non-qualified deferred compensation plan designed to provide specific supplemental benefits to those employees who would have exceeded the 2004 IRS contribution limits if the special contribution had been made to their 401(k) plan accounts. The Excess Benefit Plan was established to accept the "overflow" contributions on behalf of those employees, including our executive officers.

        Pursuant to our Executive Allowance Plan, we provide a cash allowance to eligible employees in lieu of perquisites typically provided by other companies, such as company cars, health care costs not otherwise covered or tax planning services. Under this plan, our executive officers receive $25,000 per year and our division presidents receive $15,000 per year.

        We also have an Executive Relocation Policy for our executive officers who are requested by us to move in connection with their current job and for newly hired employees who will become executive officers of Boston Scientific and who are required to move in connection with accepting a job with us. The policy covers reasonable expenses associated with the move and certain relocation services to minimize the inconvenience of moving.

Employment Contracts and Termination of Employment Arrangements

        James R. Tobin served as our President and Chief Executive Officer under a letter agreement until March 17, 2004. Since that time, no new employment agreement has been executed, but in January 2006, Mr. Tobin agreed to extend his tenure as our President and Chief Executive Officer and on February 28, 2006, the Board of Directors approved a Long-Term Incentive Plan for Mr. Tobin. Under this Plan, Mr. Tobin will receive an award of 250,000 deferred stock units, 50% of which will be issued on December 31, 2008 and 50% of which will be issued on December 31, 2009.

        In addition, Mr. Tobin would be eligible to receive up to 2,000,000 performance-based deferred stock units, 50% of which would be issued on December 31, 2008 in the event that shares of Boston Scientific common stock reach specified prices per share as set forth below and 50% of which would be issued on December 31, 2009 in the event that shares of Boston Scientific common stock reach specified prices per share as set forth below (units that do not vest on December 31, 2008 may vest on December 31, 2009 if the specified prices per share have been reached):

Share Performance Price	% of Restrictions that Lapse	12/31/08 Measurement Date	12/31/09 Measurement Date	Total Shares Earned

$75 and above	100%	1,000,000	1,000,000	2,000,000
$60	80%	800,000	800,000	1,600,000
$50	60%	600,000	600,000	1,200,000
$40	40%	400,000	400,000	800,000
$35	20%	200,000	200,000	400,000
Below $35	0%	0	0	0

        During 2000, we provided a home improvement loan in the amount of $400,000 to Paul A. LaViolette, who is now our Chief Operating Officer. In accordance with the Sarbanes-Oxley Act of 2002, we did not modify or renew this loan and Mr. LaViolette repaid this loan in full in May 2005. We do not provide new loans to our executive officers.

        In May 2005, Peter M. Nicholas, our co-founder and Chairman of the Board, and John E. Abele, our co-founder, retired as employees of Boston Scientific. In connection with their retirement:

  •
  Mr. Nicholas will receive an annual payment of $225,000 for life, and medical and dental coverage under our benefit policies for as long as he remains a director or "director emeritus." We will continue to fund his existing long-term care insurance and executive life insurance. Mr. Nicholas will continue to have the use of an office at our Natick headquarters or other Boston Scientific facilities and secretarial and administrative support, on an as-needed basis. We will also make a one-time charitable donation of up to $1 million to any qualified charitable organization designated by Mr. Nicholas; and

  •
  Mr. Abele will receive an annual payment of $150,000 for life, and medical and dental coverage under our benefit policies for as long as he remains a director or "director emeritus." We will continue to fund his existing long-term care insurance and executive life insurance. Mr. Abele will continue to have the use of an office at our Natick headquarters or other Boston Scientific facilities and secretarial and administrative support, on an as-needed basis. We will also make a one-time charitable donation of up to $1 million to any qualified charitable organization designated by Mr. Abele.

        Both Mr. Nicholas and Mr. Abele continue to serve on our Board of Directors and will receive non-employee director compensation as described below.

        On January 31, 2005, Dennis A. Ocwieja, our Senior Vice President, Regulatory Affairs and Quality, retired from Boston Scientific. In connection with his retirement, we entered into a separation agreement, which provides for a lump-sum payment (based on years of service) representing one-year's salary ($310,248.38 less applicable payroll withholding), annual payments equal to the premium for executive life insurance (plus a gross-up amount for tax purposes) until February 2010 and the transfer of certain office equipment. In addition, we paid Mr. Ocwieja an additional $100,000 for up to 50 days of transitional and consulting services from January 31, 2005 to January 31, 2006. If we request additional services during the one-year period beginning February 1, 2006, we have agreed to pay Mr. Ocwieja $2,000 per day for those services. The agreement also provided for a general release of claims by Mr. Ocwieja, a non-competition provision and other terms and conditions customary for agreements of this nature.

        In March 2005, we entered into a separation agreement with Robert G. MacLean, our Executive Vice President—Human Resources, in connection with his retirement from Boston Scientific on March 31, 2005. The terms of this agreement provided for a lump-sum payment (based on years of service) representing two-years' salary ($760,073.08 less applicable payroll withholding), annual payments equal to the premium for executive life insurance (plus a gross-up amount for tax purposes) until 2008 and the transfer of certain office equipment. In addition, we paid Mr. MacLean an additional $100,000 for up to 50 days of transitional and consulting services for the period from March 31, 2005 to March 31, 2006. If we request additional services during the one-year period beginning April 1, 2006, we have agreed to pay Mr. MacLean $2,000 per day for these services. The agreement also provided for a general release of claims by Mr. MacLean, a non-competition provision and other terms and conditions customary for agreements of this nature.

        On January 6, 2006, we entered into a separation agreement with James Taylor, Jr., our Executive Vice President, Corporate Operations, in connection with his retirement on December 31, 2005. The terms of this agreement provided for a lump sum payment of approximately $550,000, approximately $136,000 in relocation services, and annual payments equal to the premium for executive life insurance (plus a gross-up amount for tax purposes) of approximately $72,500 per year for the first seven years after his retirement and approximately $22,500 per year for the next two years thereafter, a total of approximately $552,500. In addition, Mr. Taylor received a special bonus of $550,000. In addition, we paid Mr. Taylor an additional $100,000 for up to 50 days of transitional and consulting services for the period from January 1, 2006 to January 1, 2007. If we request additional services during the one-year period beginning January 2, 2007, we have agreed to pay Mr. Taylor $2,000 per day for these services. The agreement also provided for a general release of claims by Mr. Taylor, a non-competition provision and other terms and conditions customary for agreements of this nature. In tribute to Mr. Taylor, the Board of Directors authorized Boston Scientific to make a donation of $100,000 to an independent charitable foundation to be formed by Mr. Taylor to grant scholarships to African-American high school students to attend college.

        In May 2005, we issued Lucia Quinn, our Executive Vice President-Human Resources, 30,000 deferred stock units which vest in equal annual installments over three years beginning on May 31, 2006, the first anniversary of the award. If Ms. Quinn leaves Boston Scientific for any reason (other than her termination for cause), the restrictions on those deferred stock units would automatically lapse and we would be obligated to issue Ms. Quinn all of the shares issuable to her under this grant.

Directors Compensation

Employee Directors

        Our directors who are also employees receive no additional compensation for serving on the Board or its Committees.

Non-employee Directors

        We compensate our non-employee directors as follows:

  •
  An annual retainer of $60,000;

  •
  An annual option grant to purchase 2,000 shares of our common stock;

  •
  An annual grant of 2,000 shares of our restricted stock;

  •
  An annual fee of $10,000 for the Chair of the Audit Committee;

  •
  An annual fee of $5,000 for each Chair of Committees other than the Audit Committee; and

  •
  An additional annual retainer of $150,000, an annual option grant to purchase an additional 1,000 shares of our common stock and an annual grant of an additional 1,000 shares of our restricted stock for the Chairman of the Board.

        In addition, we pay or reimburse our directors for transportation, hotel, food and other incidental expenses incurred in connection with attending Board and Committee meetings and participating in director education programs.

        We grant options to purchase our common stock to our non-employee directors at fair market value on the date of the grant. The options become exercisable in three approximately equal installments, commencing on the first anniversary of the date of grant, and have a ten-year term. We also grant restricted stock awards to our non-employee directors at no charge, but they are subject to forfeiture restrictions. The shares become free from restriction upon the expiration of each director's current term of office. The annual option grant and restricted stock awards are generally made on the date of each Annual Meeting, but if a director is elected to the Board on a date other than the Annual Meeting, an option grant and restricted stock award is made on the date the director is first elected to the Board.

        Non-employee directors may, by written election, defer receipt of all or a portion of the annual cash retainer, Committee chair fees and the restricted stock award under our Deferred Compensation Program until he or she retires from our Board. Cash amounts deferred can be invested in common stock equivalents or another investment option in which we credit the amount deferred, plus accrued interest (compounded annually based upon the Moody's Composite Yield on Seasoned Corporate Bonds as reported for the month of September of each calendar year). Amounts are only payable after a director's termination of Board service, and may be either paid as a lump sum or in installments previously specified by the director at the time of election.

Compensation Committee Interlocks and Insider Participation

        The members of our Executive Compensation and Human Resources Committee are Warren B. Rudman, Ursula M. Burns and Ray J. Groves. None of these Committee members has ever been an officer or employee of Boston Scientific. To our knowledge, there were no other relationships involving members of the Compensation Committee or our other directors which require disclosure in this Annual Report as a Compensation Committee interlock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners

        Set forth below are stockholders known by us to beneficially own more than 5% of our common stock. In general, "beneficial ownership" includes those shares a person or entity has the power to vote or transfer, and stock options that are exercisable currently or within 60 days. Unless otherwise indicated, the persons and entities named below have sole voting and investment power over the shares listed. The table below outlines, as of January 31, 2006, the beneficial ownership of these individuals and entities. As of January 31, 2006, there were 820,738,616 shares of our common stock outstanding.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
As of January 31, 2006

Name and Address	Number of Shares Beneficially Owned		Percent of Shares Outstanding

John E. Abele c/o Boston Scientific Corporation One Boston Scientific Place Natick, MA 01760	58,801,038	(1)	7.2%
Robert M. Dombroff as Trustee of The Abele Children's Irrevocable Trust Dated October 29, 1979 c/o Bingham McCutchen LLP 1 State Street Hartford, CT 06103	65,450,657		7.8%
Peter M. Nicholas c/o Boston Scientific Corporation One Boston Scientific Place Natick, MA 01760	107,058,477	(2)	13.0%
Promerica, L.P Peter M. Nicholas, General Partner c/o The Bollard Group One Joy Street Boston, MA 02108	98,475,630	(3)	12.0%
Barclays Global Investor N.A.(4) 45 Fremont Street San Francisco, CA 94105	67,573,461		8.2%

(1)
Includes 3,593,100 shares of stock held by a charitable trust of which Mr. Abele shares voting and investment control, 2,000 shares of restricted stock subject to certain forfeiture provisions granted pursuant to our 2003 Long-Term Incentive Plan, as to which Mr. Abele has sole voting but not investment power, 361,438 shares of common stock held by a trust of which Mr. Abele shares voting and investment control and 181,000 shares subject to exercisable options granted pursuant to our 1995 Long-Term Incentive Plan. Also includes 400,000 shares held by Mary S. Abele, Mr. Abele's spouse, with respect to which Mr. Abele disclaims beneficial ownership.
(2)
Includes 98,475,630 shares of common stock held by Promerica, L.P., separately presented, a family limited partnership of which Mr. Peter M. Nicholas is general partner and as to which he is deemed to have beneficial ownership, 3,350,086 shares held jointly by Mr. Peter M. Nicholas and his spouse, with whom he shares voting and investment power, 3,000 shares of restricted stock subject to certain forfeiture provisions granted pursuant to our 2003 Long-Term Incentive Plan, as to which Mr. Nicholas has sole voting but not investment power, and 2,260,500 shares subject to exercisable options granted pursuant to our 1995 and 2000 Long-Term Incentive Plans. Also includes 152,000 shares held by Peter M. Nicholas, Llewellyn Nicholas and Anastasios Parafestas, as trustees of an irrevocable trust for the benefit of Mr. N. J. Nicholas, Jr.'s children as to which Mr. Peter M. Nicholas disclaims beneficial ownership. Excludes 566,622 shares of stock held by Ruth V. Lilly Nicholas and N. J. Nicholas, Jr., as Trustees of an irrevocable trust for the benefit of Mr. Peter M. Nicholas' children and spouse, as to which Mr. Peter M. Nicholas disclaims beneficial ownership.
(3)
These shares are also included in the shares held by Mr. Peter M. Nicholas, separately presented, because as general partner of Promerica, L.P., Mr. Nicholas is deemed to have beneficial ownership of these shares.
(4)
As reported in a Schedule 13G dated January 31, 2006.

Security Ownership of Executive Officers and Directors

        The following table shows, as of January 31, 2006, the amount of our common stock beneficially owned by:

  (1)
  our directors;

  (2)
  our Named Officers; and

  (3)
  all of our directors and executive officers as a group.

STOCK OWNERSHIP OF OFFICERS AND DIRECTORS
As of January 31, 2006

Name	Number of Shares Beneficially Owned	Percent of Shares Outstanding

John E. Abele(1)	58,801,038	7.2%
Ursula M. Burns(2)	14,834	*
Joel L. Fleishman(3)	139,901	*
Marye Anne Fox(4)	18,648	*
Ray J. Groves(5)	36,334	*
Ernest Mario(6)	148,534	*
N.J. Nicholas, Jr.(7)	649,756	*
Peter M. Nicholas(8)	107,058,477	13.01%
John E. Pepper(9)	35,734	*
Uwe E. Reinhardt(10)	39,334	*
Warren B. Rudman(11)	26,334	*
James R. Tobin(12)	3,215,977	*
Lawrence C. Best(13)	2,199,842	*
Fredericus A. Colen(14)	198,174	*
Paul A. LaViolette(15)	1,254,227	*
Paul W. Sandman(16)	736,350	*
All directors and executive officers as a group (24 persons)(17)	175,390,490	21.10%

*
Reflects beneficial ownership of less than one percent (1%) of our outstanding common stock.

(1)
Includes 3,593,100 shares of stock held by a charitable trust of which Mr. Abele shares voting and investment control, 2,000 shares of restricted stock subject to certain forfeiture provisions granted pursuant to our 2003 Long-Term Incentive Plan, as to which Mr. Abele has sole voting but not investment power, 361,438 shares of common stock held by a trust of which Mr. Abele shares voting and investment control and 181,000 shares subject to exercisable options granted pursuant to our 1995 Long-Term Incentive Plan. Also includes 400,000 shares held by Mary S. Abele, Mr. Abele's spouse, with respect to which Mr. Abele disclaims beneficial ownership.

(2)
Includes 7,334 shares of common stock subject to exercisable options granted pursuant to our 2000 Long-Term Incentive Plan. Excludes 8,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans and 4,896 common stock equivalents which Ms. Burns has deferred pursuant to our Deferred Compensation Program offered to non-employee directors.

(3)
Includes 43,334 shares of common stock subject to exercisable options granted pursuant to our 1992 Non-Employee Directors' Stock Option and 2000 Long-Term Incentive Plans, and 4,000 shares of restricted stock, subject to certain tax withholding and forfeiture provisions, granted pursuant to our 2000 and 2003 Long-Term Incentive Plans, as to which Mr. Fleishman has sole voting but not investment power. Excludes 4,000 shares of restricted stock granted pursuant to our 2000 Long-Term Incentive Plan and deferred pursuant to our Deferred Compensation Program offered to non-employee directors. Also excludes 12,750 shares held by a charitable foundation of which Mr. Fleishman is the president and as to which Mr. Fleishman disclaims beneficial ownership.

(4)
Includes 11,334 shares of common stock subject to exercisable options granted pursuant to our 1992 Non-Employee Directors' Stock Option and 2000 Long-Term Incentive Plans. Also includes 704 shares owned by Dr. Fox's spouse as to which she disclaims beneficial ownership. Excludes 12,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans and 7,009 common stock equivalents which Dr. Fox has deferred under our Deferred Compensation Program offered to non-employee directors.

(5)
Includes 27,334 shares of common stock subject to exercisable options granted pursuant to our 1992 Non-Employee Directors' Stock Option and 2000 Long-Term Incentive Plans. Excludes 16,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans and 18,668 common stock equivalents which Mr. Groves has deferred under our Deferred Compensation Program offered to non-employee directors.

(6)
Includes 667 shares of common stock subject to exercisable options granted pursuant to our 2000 Long Term Incentive Plan, 20,000 shares held by a self-directed IRA and 16,700 shares held by Dr. Mario's spouse as to which he disclaims beneficial ownership. Excludes 16,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans and 8,964 common stock equivalents which Dr. Mario has deferred under our Deferred Compensation Program offered to non-employee directors.

(7)
Includes 20,668 shares of common stock subject to exercisable options granted pursuant to our 1992 Non-Employee Directors' Stock Option and 2000 Long-Term Incentive Plans, 62,466 shares of stock held by Mr. N.J. Nicholas, Jr., as sole trustee of a revocable trust and 566,622 shares of stock held by Ruth V. Lilly Nicholas and N.J. Nicholas, Jr., as trustees of an irrevocable trust for the benefit of Mr. Peter M. Nicholas' children and spouse as to which Mr. N.J. Nicholas, Jr. disclaims beneficial ownership. Excludes 152,000 shares held by Peter M. Nicholas, Llewellyn Nicholas and Anastasios Parafestas, as Trustees of an irrevocable trust for the benefit of Mr. N.J. Nicholas, Jr.'s children as to which Mr. N.J. Nicholas, Jr. disclaims beneficial ownership. Also excludes 16,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans and 23,250 common stock equivalents which Mr. N.J. Nicholas, Jr. has deferred pursuant to our Deferred Compensation Program offered to non-employee directors.

(8)
Includes 98,475,630 shares of common stock held by Promerica, L.P., separately presented, a family limited partnership of which Mr. Peter M. Nicholas is general partner and as to which he is deemed to have beneficial ownership, 3,350,086 shares held jointly by Mr. Peter M. Nicholas and his spouse, with whom he shares voting and investment power, 3,000 shares of restricted stock subject to certain forfeiture provisions granted pursuant to our 2003 Long-Term Incentive Plan, as to which Mr. Nicholas has sole voting but not investment power, and 2,260,500 shares subject to exercisable options granted pursuant to our 1995 and 2000 Long-Term Incentive Plans. Also includes 152,000 shares held by Peter M. Nicholas, Llewellyn Nicholas and Anastasios Parafestas, as trustees of an irrevocable trust for the benefit of Mr. N. J. Nicholas, Jr.'s children as to which Mr. Peter M. Nicholas disclaims beneficial ownership. Excludes 566,622 shares of stock held by Ruth V. Lilly Nicholas and N. J. Nicholas, Jr., as Trustees of an irrevocable trust for the benefit of Mr. Peter M. Nicholas' children and spouse, as to which Mr. Peter M. Nicholas disclaims beneficial ownership.

(9)
Includes 3,334 shares of common stock subject to exercisable options granted pursuant to our 2000 Long-Term Incentive Plan and 4,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans subject to certain forfeiture provisions, as to which Mr. Pepper has sole voting but not investment power. Also includes 2,400 shares owned by Mr. Pepper's spouse as to which he disclaims beneficial ownership.

(10)
Includes 7,334 shares of common stock subject to exercisable options granted pursuant to our 2000 Long-Term Incentive Plan and 8,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plan subject to certain forfeiture provisions, as to which Dr. Reinhardt has sole voting but not investment power. Also includes 14,000 shares of stock held jointly by Dr. Reinhardt and his spouse, with whom he shares voting and investment control.

(11)
Includes 19,334 shares of common stock subject to exercisable options granted pursuant to our 1992 Non-Employee Directors' Stock Option and 2000 Long-Term Incentive Plans. Also includes 1,000 shares of stock owned by Senator Rudman's spouse as to which he disclaims beneficial ownership. Excludes 16,000 shares of restricted stock granted pursuant to our 2000 and 2003 Long-Term Incentive Plans and 17,550 common stock equivalents which Senator Rudman has deferred under our Deferred Compensation Program offered to non-employee directors.

(12)
Includes 3,106,250 shares of common stock subject to exercisable options granted pursuant to our 1995, 2000 and 2003 Long-Term Incentive Plans, of which 435,942 of these stock options are held by a grantor retained annuity trust. Also includes 9,727 shares held in Mr. Tobin's 401(k) account.

(13)
Includes 2,161,000 shares of common stock subject to exercisable options granted pursuant to our 1995, 2000 and 2003 Long-Term Incentive Plans and 7,675 shares held in Mr. Best's 401(k) account.

(14)
Includes 198,174 shares of common stock subject to exercisable options granted pursuant to our 1995, 2000 and 2003 Long- Term Incentive Plans.

(15)
Includes 1,208,500 shares of common stock subject to exercisable options granted pursuant to our 1995, 2000 and 2003 Long-Term Incentive Plans and 10,455 shares held in Mr. LaViolette's 401(k) account.

(16)
Includes 700,000 shares of common stock subject to exercisable options granted pursuant to our 1995, 2000 and 2003 Long-Term Incentive Plans and 2,900 shares of stock held by Mr. Sandman as custodian for his child as to which he disclaims beneficial ownership. The balance (except four shares) is held jointly by Mr. Sandman and his spouse, with whom he shares voting and investment control.

(17)
Please refer to footnotes 1 through 16 above. Includes 11,518,427 shares of common stock subject to exercisable options granted pursuant to our Non-Employee Directors' Stock Option and 1992, 1995, 2000 and 2003 Long-Term Incentive Plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        During 2005, we made payments of approximately $550,000 to Marsh & McLennan Companies, Inc. for insurance brokerage services. Our director, Ray J. Groves, was affiliated with Marsh & McLennan in 2005 until his retirement as a senior advisor to that company on July 31, 2005.

        During 2005, we made payments of approximately $118,000 to Arnold & Porter LLP, a law firm of which the brother of Paul W. Sandman, our General Counsel, was the managing partner.

        Several of our directors are affiliated with Duke University. Joel L. Fleishman has been employed by Duke University since 1971 and is currently a Professor of Law and Public Policy there. Ernest Mario is a Trustee of Duke University and Chairman of the Board of the Duke University Health System. Peter M. Nicholas received his B.A. degree from Duke University and is Chairman and a member of the executive committee of the Board of Trustees of Duke University. Uwe E. Reinhardt is

a Trustee of Duke University and the Duke University Health System. In addition, we do business in the ordinary course with the medical center and other healthcare facilities at Duke University.

        From time to time, our directors or executive officers may invest in venture funds in which we are also an investor. These venture funds are generally managed by unaffiliated third parties. Our decisions, and the decisions of our directors and officers, to invest in these ventures are made independently of each other.

        Entities affiliated with our co-founders, Pete Nicholas and John Abele, have entered into voting agreements with Guidant Corporation pursuant to which each entity has agreed to vote the shares of Boston Scientific common stock beneficially owned by it (approximately 31% in the aggregate) in favor of (i) the proposed amendment of our certificate of incorporation to increase the number of shares we are authorized to issue from 1.2 billion shares to 2 billion shares and (ii) the issuance of shares of Boston Scientific common stock to Guidant shareholders in connection with the proposed acquisition of Guidant.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Accountant Fees

        The aggregate fees billed during 2004 and 2005 by Ernst & Young LLP for services provided to Boston Scientific were as follows:

Type of Fees	2004	2005

Audit Fees (1)	$3,354,000	$3,989,000
Audit-Related Fees (2)	$358,000	$314,000
Tax Fees (3)	$1,097,000	$902,000
All Other Fees (4)	$38,000	$38,000

Total	$4,847,000	$5,243,000

(1)
Audit fees are fees for professional services rendered in connection with our annual audit, internal control reporting, statutory filings and registration statements.

(2)
Audit-related fees are fees for services related to assistance with internal control reporting, acquisition due diligence, employee benefit plan audits, accounting consultation and compliance with regulatory requirements.

(3)
Tax fees are fees for tax services related to tax compliance, tax planning and tax advice.

(4)
All other fees are fees for office rent in a foreign jurisdiction.

Audit Committee Pre-Approval Policy

        It is the Audit Committee's policy to approve in advance the types and amounts of audit, audit-related, tax and any other services to be provided by our independent auditors. In situations where it is not possible to obtain full Audit Committee approval, the Committee has delegated authority to the Chairman of the Audit Committee to grant pre-approval of audit, audit-related, tax and all other services. Any pre-approval decisions by the Chairman are required to be reviewed with the Audit Committee at its next scheduled meeting. The Audit Committee has approved all of Ernst & Young's services for 2004 and 2005 and, in doing so, has considered whether the provision of such services is compatible with maintaining auditor independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.

        The response to this portion of Item 15 is set forth under Item 8 above.

(a)(2)    Financial Schedules.

        The response to this portion of Item 15 (Schedule II) follows the signature page to this report. All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

(a)(3)    Exhibits (* documents filed with this report)

EXHIBIT NO.	TITLE

1.1	Underwriting Agreement — Basic Provisions, dated June 22, 2004 (Exhibit 1.1, Current Report on Form 8-K dated June 22, 2004, File No. 1-11083).
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
1.4
Underwriting Agreement, dated November 14, 2005, as supplemented by the Terms Agreement, dated November 14, 2005, among Boston Scientific Corporation, JP Morgan Securities Inc., Deutsche Bank Securities Inc. and UBS Securities LLC (Exhibit 1.1, Current Report on Form 8-K dated November 17, 2005, File No. 1-11083).
2.1
Agreement and Plan of Merger, dated as of January 25, 2006, among Boston Scientific Corporation, Galaxy Merger Sub, Inc. and Guidant Corporation (Exhibit 2.1, Current Report on Form 8-K, dated January 25,2006, File No. 1-11083).
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
3.2	Restated By-laws of the Company (Exhibit 3.2, Registration No. 33-46980).
3.3	Form of Certificate of Fourth Amendment of the Second Restated Certificate of Incorporation of Boston Scientific Corporation (Exhibit 3.2, Registration No. 333-131608).
4.1	Specimen Certificate for shares of the Company's Common Stock (Exhibit 4.1, Registration No. 33-46980).
4.2	Description of Capital Stock contained in Exhibits 3.1, and 3.2. Form of Debt Securities Indenture (Exhibit 4.4, Registration

4.3	Statement on Form S-3 of the Company, BSC Capital Trust, BSC Capital Trust II and BSC Capital Trust III, Registration No. 333-64887).
4.4	Form of First Supplemental Indenture dated as of December 6, 2001 (Exhibit 4.4, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-110830).
4.5	Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).
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
4.8	5.45% Note due June 15, 2014 in the aggregate principal amount of $500,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).
4.9	5.45% Note due June 15, 2014 in the aggregate principal amount of $100,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).
4.10	Form of Global Security for the 5.125% Notes due 2017 (Exhibit 4.3, Current Report on Form 8-K dated November 15, 2004, File No. 1-11083).
4.11	Form of Global Security for the 4.250% Notes due 2011 (Exhibit 4.2, Current Report on Form 8-K dated November 14, 2004, File No. 1-11083).
4.12	Form of Global Security for the 5.50% Notes due 2015 (Exhibit 4.1, Current Report on Form 8-K dated November 17, 2005, File No. 1-11083).
4.13	Form of Global Security for the 6.25% Notes due 2035 (Exhibit 4.2, Current Report on Form 8-K dated November 17, 2005, File No. 1-11083).
10.1
Form of $1,500,000,000 Multi-Year Revolving Credit Agreement dated as of May 14, 2004, as amended (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 and Exhibit 10.1, Current Report on Form 8-K dated November 11, 2004, File No. 1- 11083).
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
10.10	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).
10.11	Form of Retention Agreement between the Company and certain Executive Officers (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).
10.12	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).
10.13	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).
10.14	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File 1-11083).
10.15	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File 1-11083).
10.16	Form of Non-Qualified Stock Option Agreement (Non-employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File 1-11083).
10.17	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004,File 1-11083).
10.18	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.19
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
10.21	Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 11083).
10.22
Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No.1-11083).
10.23
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
10.28
Target Therapeutics, Inc. 1988 Stock Option Plan, as amended(Exhibit 10.3 Quarterly Report of Target Therapeutics, Inc. on Form 10-Q for the quarter ended September 30, 1996, File No.0-19801 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

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
10.31
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
10.33	Agreement and General Release of All Claims between Boston Scientific Corporation and Robert G. MacLean (Exhibit 10.1, Current Report on Form 8-K dated March 30, 2005, File No. 1-11083).
10.34	Form of 364-Day Revolving Credit Agreement dated May 13, 2005 (Exhibit 10.1, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).
10.35	Form of Multi-Year Revolving Credit Agreement dated May 13, 2005 (Exhibit 10.2, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).
10.36	Form of Stock Option Plan Amendment (Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).
10.37	Form of Deferred Stock Unit Agreement between Lucia L. Quinn and Boston Scientific Corporation dated May 31, 2005 (Exhibit 10.1, Current Report on Form 8-K dated May 31, 2005, File No. 1-11083).
10.38
Form of Settlement Agreement dated June 24, 2005 between Boston Scientific Corporation and the U.S. Department of Justice (Exhibit 10.1, Current Report on Form 8-K dated June 24, 2005, File No. 1-11083).
10.39	Form of Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).
10.40	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).
10.41	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).
10.42	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).
10.43	Form of Amendment #6 to Credit and Security Agreement and Amendment #2 to Fee Letters (Exhibit 10.1, Current Report on Form 8-K dated August 12, 2005, File No. 1-11083).
10.44
Settlement Agreement effective September 21, 2005 among Medinol Ltd., Jacob Richter and Judith Richter and Boston Scientific Corporation, Boston Scientific Limited and Boston Scientific Scimed, Inc. (Exhibit 10.1, Current Report on Form 8-K dated September 21, 2005, File No. 1-11083).

10.45	Form of 2005 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated December 12, 2005, File No. 1-11083).
10.46	Form of Voting Agreement between Guidant Corporation and certain Boston Scientific stockholders (Exhibit 2.1, Current Report on Form 8-K dated January 25, 2006, File No. 1-11083).
*10.47	Transaction Agreement, dated as of January 8, 2006, between Boston Scientific Corporation and Abbott Laboratories.
*10.48	Amendment No. 1 to Transaction Agreement, dated as of January 16, 2006 between Boston Scientific Corporation and Abbott Laboratories.
*10.49	Amendment No. 2 to Transaction Agreement, dated as of January 16, 2006, between Boston Scientific Corporation and Abbott Laboratories.
*10.50	Amendment No. 3 to Transaction Agreement, dated as of February 22, 2006, between Boston Scientific Corporation and Abbott Laboratories.
*10.51	Agreement and General Release of All Claims between Boston Scientific Corporation and James H. Taylor, Jr., dated as of January 6, 2006.
*10.52	Form of Fourth Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, effective as of January 1, 2006.
*10.53	Boston Scientific Executive Allowance Plan
*10.54	Boston Scientific Executive Retirement Plan
*10.55	Amended and Restated Commitment Letter, dated January 16, 2006, among Merrill Lynch Capital Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Bank of America, N.A., Banc of America Securities LLC and Boston Scientific Corporation.
*10.56	Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006 (2003 Long-Term Incentive Plan).
*10.57	Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006 (2000 Long-Term Incentive Plan).
11	Statement regarding computation of per share earnings (included in Note N to the Company's 2005 consolidated financial statements for the year ended December 31, 2005 included in Item 8).
*12	Statement regarding computation of ratios of earnings to fixed charges.
14	Code of Conduct (Exhibit 14, Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-11083).
*21	List of the Company's subsidiaries as of February 15, 2006.
*23	Consent of Independent Auditors, Ernst & Young, LLP.
*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2006	BOSTON SCIENTIFIC CORPORATION
	By:	/s/ LAWRENCE C. BEST Lawrence C. Best Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: March 1, 2006	/s/ JOHN E. ABELE John E. Abele Director, Founder
Dated: March 1, 2006	/s/ LAWRENCE C. BEST Lawrence C. Best Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial And Accounting Officer)
Dated: March 1, 2006	/s/ URSULA M. BURNS Ursula M. Burns Director
Dated: March 1, 2006	/s/ JOEL L. FLEISHMAN Joel L. Fleishman Director
Dated: March 1, 2006	/s/ MARYE ANNE FOX, PH.D. Marye Anne Fox, Ph.D. Director
Dated: March 1, 2006	/s/ RAY J. GROVES Ray J. Groves Director
Dated: March 1, 2006	/s/ ERNEST MARIO, PH.D. Ernest Mario, Ph.D. Director

Dated: March 1, 2006	/s/ N.J. NICHOLAS, JR. N.J. Nicholas, Jr. Director
Dated: March 1, 2006	/s/ PETER M. NICHOLAS Peter M. Nicholas Director, Founder, Chairman of the Board
Dated: March 1, 2006	/s/ JOHN E. PEPPER John E. Pepper Director
Dated: March 1, 2006	/s/ UWE E. REINHARDT, PH.D. Uwe E. Reinhardt, Ph.D. Director
Dated: March 1, 2006	/s/ WARREN B. RUDMAN Warren B. Rudman Director
Dated: March 1, 2006	/s/ JAMES R. TOBIN James R. Tobin Director, President and Chief Executive Officer (Principal Executive Officer)

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year ended December 31,	Balance at Beginning of Year	Charges to Costs and Expenses	Deductions to Allowance for Uncollectible Amounts (a)	Charges to Other Accounts (b)	Balance at End of Year

Allowances for uncollectible amounts and for sales returns
2005	$80	9	(8)	2	$83
2004	$61	14	(4)	9	$80
2003	$58	6	(5)	2	$61

(a)
Uncollectible accounts written off.

(b)
Primarily charges for sales returns and allowances, net of actual sales returns.