Form 10-Q
period 2006-03-31
BOSTON SCIENTIFIC CORP
filed 2006-05-10
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: March 31, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of April 30, 2006

Common Stock, $.01 Par Value	1,463,904,994

Page 1 of 38 Pages
Exhibit Index on Page 37

PART I
FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
in millions, except per share data	2006	2005
Net sales	$1,620	$1,615
Cost of products sold	374	344
Gross profit	1,246	1,271

Selling, general and administrative expenses	470	431
Research and development expenses	186	159
Royalty expense	55	64
Amortization expense	38	31
Purchased research and development		73
	749	758
Operating income	497	513
Other income/(expense):
Interest expense	(37)	(23)
Other, net	(29)	4
Income before income taxes	431	494
Income taxes	99	136
Net income	$332	$358

Net income per common share - basic	$0.40	$0.43
Net income per common share - assuming dilution	$0.40	$0.42

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
in millions, except share data	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,083	$689
Marketable securities		159
Trade accounts receivable, net	978	932
Inventories	407	418
Deferred income taxes	188	152
Prepaid expenses and other current assets	217	281
Total current assets	2,873	2,631
Property, plant and equipment, net	1,024	1,011
Investments	550	594
Other assets	193	220
Guidant acquisition costs	728	5
Intangible assets, net	3,741	3,735
Total Assets	$9,109	$8,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year	$806	$156
Accounts payable and accrued expenses	1,040	1,229
Other current liabilities	189	94
Total current liabilities	2,035	1,479

Long-term debt	1,836	1,864
Deferred income taxes	259	262
Other long-term liabilities	308	309
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares, 844,565,292 shares issued at March 31, 2006 and December 31, 2005	8	8
Treasury stock, at cost - 22,748,115 shares at March 31, 2006 and 24,215,559 shares at December 31, 2005	(673)	(717)
Other stockholders’ equity	5,336	4,991
Total stockholders’ equity	4,671	4,282
Total Liabilities and Stockholders’ Equity	$9,109	$8,196

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

	Three Months Ended
	March 31,
in millions	2006	2005
Cash provided by operating activities	$564	$441

Investing activities:
Net purchases of property, plant and equipment	(44)	(99)
Net maturities of marketable securities	159	215
Payments related to prior year acquisitions	(210)	(20)
Net payments for investments in companies and acquisitions of certain technologies	(752)	(18)
Cash (used for)/provided by investing activities	(847)	78

Financing activities:
Debt
Net payments on commercial paper	(149)	(280)
Net proceeds from/(payments on) revolving borrowings, notes payable and long-term borrowings, net of debt issuance costs	799	(500)
Equity
Repurchases of common stock		(237)
Proceeds from issuances of shares of common stock and tax benefit of stock options exercised	27	32
Cash provided by/(used for) financing activities	677	(985)
Effect of foreign exchange rates on cash		(3)
Net increase/(decrease) in cash and cash equivalents	$394	(469)
Cash and cash equivalents at beginning of period	689	1,296
Cash and cash equivalents at end of period	$1,083	$827

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS  (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific’s Annual Report on Form 10-K for the year ended December 31, 2005.

On April 21, 2006, the Company consummated the acquisition of Guidant Corporation. Boston Scientific will account for the acquisition as a purchase under United States generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Guidant will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of Boston Scientific. The results of operations of Guidant will be consolidated with those of Boston Scientific beginning on the date of the merger, April 21, 2006. See Note B- Guidant Acquisition and Abbott Transaction for further details.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note J - Segment Reporting for further details.

NOTE B - GUIDANT ACQUISITION AND ABBOTT TRANSACTION

Guidant Acquisition

On April 21, 2006, the Company consummated the acquisition of Guidant. Guidant is a world leader in the treatment of cardiac and vascular disease. At the effective time of the acquisition, each share of Guidant common stock (other than shares owned by Guidant, Galaxy Merger Sub and Boston Scientific) was converted into (i) $42.00 in cash and (ii) 1.6799 shares of Boston Scientific common stock. In addition, Guidant shareholders received interest payments of $0.0132 in cash per share for each day beginning on April 1 through the closing date of April 21, representing an additional $0.28 per share. The aggregate consideration paid to former Guidant shareholders approximated $27.5 billion, consisting of approximately 577 million shares of the Company’s common stock and approximately $14.5 billion in cash.

Outstanding Guidant stock options were converted into 40 million options to purchase Boston Scientific common stock, with appropriate adjustments made to the number of shares subject to those options and the exercise price under those options based on the exchange ratio used to calculate the merger consideration.

In addition, the combined company will incur integration and restructuring costs as Boston Scientific integrates certain operations of Guidant. No assurances can be made that the Company will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, merger-related, integration and restructuring costs over time.

To finance the cash portion of the Guidant acquisition, the Company borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million loan from Abbott Laboratories (see Abbott Transaction below). In addition, as part of the financing, the Company terminated its existing revolving credit facilities and established a $2.0 billion five-year revolving credit facility. The term loan, interim credit facility and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of the Company’s long-term, senior unsecured, corporate credit ratings from Moody’s Investor Service, Inc., Standard & Poor’s Rating Services (S&P), and Fitch Ratings. The Company’s credit ratings were downgraded by Moody’s (from A3 to Baa3), S&P (from A to BBB+) and Fitch (from A to BBB) from December 31, 2005 to the period following the acquisition and remain investment grade.

In April 2006, the Company increased the interest rate payable on each of its $400 million 5.50 percent November 2015 Notes and its $350 million 6.25 percent November 2035 Notes by 0.75 percent in connection with its credit ratings being downgraded as a result of the Guidant acquisition. Subsequent upgrades to the Company’s long-term senior, unsecured debt credit ratings may result in a decrease in the interest rate adjustment. The interest rate adjustment will be permanently terminated when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

In March 2006, the Company filed a new public registration statement with the SEC. During the second quarter of 2006, the Company intends to issue up to $1.5 billion in senior notes under this registration statement in order to refinance any borrowings outstanding under the interim credit facility and to fund other amounts relative to the Guidant acquisition (see Abbott Transaction below).

During the first quarter of 2006, Boston Scientific increased its authorized common stock from 1,200,000,000 shares to 2,000,000,000 shares in anticipation of its acquisition of Guidant.

Boston Scientific’s offer to acquire Guidant was made after the execution of a merger agreement among Guidant, Johnson & Johnson and Shelby Merger Sub, Inc. On January 25, 2006, Guidant terminated the Johnson & Johnson merger agreement and, in connection with the termination, Guidant paid Johnson & Johnson a termination fee of $705 million. Boston Scientific then reimbursed Guidant for the full amount of the termination fee paid to Johnson & Johnson. The Company has recorded this fee along with certain other capitalizable acquisition costs in Guidant Acquisition Costs on the consolidated balance sheet as of March 31, 2006.

Abbott Transaction

On April 21, 2006, before the closing of the Boston Scientific-Guidant transaction, Abbott purchased Guidant’s vascular intervention and endovascular businesses for:

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

In addition, Abbott loaned Boston Scientific $900 million on a subordinated basis. The loan will be payable on the fifth anniversary of the Abbott transaction closing and interest will accrue on the outstanding principal amount at a rate of 4.00 percent per annum.

Further, Abbott purchased from Boston Scientific approximately 65 million shares of the Company’s common stock for $1.4 billion, or $21.66 per share. Approximately 18 months following the Abbott transaction closing, Boston Scientific will issue to Abbott additional shares of Boston Scientific common stock having an aggregate value of up to $60 million (based on the average closing price of Boston Scientific common stock during the 20 consecutive trading day period ending five trading days prior to the date of issuance of those shares) to reimburse Abbott for the cost of borrowing $1.4 billion to purchase the shares of Boston Scientific common stock.

Abbott has agreed not to sell any of these shares of Boston Scientific common stock for six months following the Abbott transaction closing unless the average price per share of Boston Scientific common stock over any consecutive 20 day trading period during that six month period exceeds $30.00. In addition, during the 18-month period following the Abbott transaction closing, Abbott will not, in any one-month period, sell more than 8.33 percent of these shares of Boston Scientific common stock. Abbott must apply a portion of the net proceeds from its sale of these shares of Boston Scientific common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to Boston Scientific.

Prior to the Abbott transaction closing, Boston Scientific and Abbott entered into a transition services agreement under which (1) Boston Scientific will provide or make available to the Guidant vascular and endovascular businesses acquired by Abbott those services, rights, properties and assets of Guidant that were not included in the assets purchased by Abbott and that are reasonably required by Abbott to enable them to conduct the Guidant vascular and endovascular businesses substantially as conducted at the time of the Abbott transaction closing; and (2) Abbott will provide or make available to Boston Scientific those services, rights, properties and assets reasonably required by Boston Scientific to enable them to conduct the business conducted by Guidant, other than the Guidant vascular and endovascular businesses, in substantially the same manner as conducted as of the Abbott transaction closing, to the extent those services, rights, properties and assets were included in the assets purchased by Abbott. These transition services will be made available at prices based on costs incurred in performing the services.

As a result of the Guidant acquisition and Abbott transaction, previous Boston Scientific stockholders now own a smaller percentage of Boston Scientific following the transactions. The Company’s shares outstanding increased from approximately 822 million at March 31, 2006 to approximately 1.5 billion following the transactions described above.

NOTE C - STOCK-BASED COMPENSATION

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted Statement No. 123(R) on January 1, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. In accordance with this method of adoption, prior period results of operations and financial position have not been restated to reflect the impact of stock-based compensation. Prior to the adoption of Statement No. 123(R), the Company accounted for options using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

In the first quarter of 2006, the Company recognized stock-based compensation expense of $32 million before-tax ($22 million after-tax, or $0.03 per share). The Company allocated the stock-based compensation expense as follows: $6 million to cost of products sold, $20 million to selling, general and administrative expenses and $6 million to research and development expense. This stock-based compensation expense included expense associated with non-vested stock awards of $12 million ($9 million after-tax, or $0.01 per share).

The Company’s Long-Term Incentive Plans provide for the issuance of up to 90 million shares of common stock. Together, the Plans cover officers, directors and employees of and consultants to the Company and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights and performance awards. The Company’s Executive Compensation and Human Resources Committee may authorize the issuance of shares of common stock and authorize cash awards under the Plans in recognition of the achievement of long-term performance objectives established by the Committee. Nonqualified options issued to employees generally are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four year service period, and have a 10-year contractual term. Non-vested stock awards (awards other than options) issued to employees generally are granted with an exercise price of zero and generally vest over a five year service period.

The Company generally issues shares upon option exercises and non-vested stock from its treasury shares, if available.

During the first quarter of 2006, the Company granted a special market-based award of 2,000,000 deferred stock units to its chief executive officer. The attainment of this award is based on the individual’s continued employment and the Company’s stock reaching certain specified prices as of December 31, 2008 and December 31, 2009. The Company preliminarily estimates that the award will result in approximately $30 million of expense, which will be recognized in the Company’s statement of operations ratably through 2009.

Stock Options

Option Valuation

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of its stock options. The fair value for options granted during the first quarters of 2006 and 2005 was calculated using the following estimated weighted average assumptions:

	Three months ended
	March 31, 2006	March 31, 2005
Options granted (in thousands)	2,624	3,508
Weighted-average exercise price	$24.45	$34.09
Weighted-average grant-date fair value	$8.36	$13.17

Black-Scholes Assumptions
Expected volatility	30%	37%
Expected term (in years)	5	5
Risk-free interest rate	4.26 - 4.58%	3.37 - 3.94%
Expected dividend yield	0	0

•	Expected Volatility
The Company has considered a number of factors in estimating volatility. For options granted prior to 2006, the Company used its historical volatility as a basis to estimate expected volatility in its valuation of stock options. The Company changed its method of estimating volatility upon the adoption of Statement No. 123(R). The Company now considers historical volatility, trends in volatility within the Company’s industry/peer group, and implied volatility.

•	Expected Term
The Company estimates the expected term of its options using historical exercise and forfeiture data. The Company believes that this historical data is currently the best estimate of the expected term of its new option grants.

•	Risk-Free Interest Rate
The Company uses yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate in its grant-date fair value assessment.

•	Expected Dividend Yield
The Company has not paid a cash dividend during the past two years. The Company currently does not intend to pay dividends, and intends to retain all of its earnings to repay indebtedness and invest in the continued growth of its business. Therefore, the Company has assumed an expected dividend yield of zero in its grant-date fair value assessment.

Expense Attribution

The Company generally recognizes compensation expense for its stock awards issued subsequent to the adoption of Statement No. 123(R) ratably over the substantive vesting period. Prior to the adoption of Statement No. 123(R), the Company allocated the pro forma compensation expense for stock options over the vesting period using an accelerated attribution method. The Company will continue to amortize compensation expense related to stock options granted prior to the adoption date of Statement No. 123(R) using an accelerated attribution method.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company currently expects, based on an analysis of its historical forfeitures, that approximately 80 percent of its options will actually vest, and therefore has applied a 20 percent forfeiture rate in determining the stock-based compensation charge recorded. The Company will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

Most of the Company’s stock awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the award. This approach results in compensation expense being recognized over the vesting period except in the instance of the participant’s actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of Statement No. 123(R), the Company is required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed in the table below for the first quarter of 2005 would not have been materially impacted.

In 2005, if the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant date consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

Three Months Ended
in millions, except per share data	March 31, 2005
Net income, as reported	$358
Add: Stock-based employee compensation expense included in net income, net of related tax effects	3
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(17)
Pro forma net income	$344

Net income per common share
Basic
Reported	$0.43
Pro forma	$0.42

Assuming dilution
Reported	$0.42
Pro forma	$0.41

Option Activity

Information related to stock options at March 31, 2006 under stock incentive plans is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	50,285	$20
Granted	2,624	24
Exercised	(829)	13
Cancelled	(451)	27
Outstanding at March 31, 2006	51,629	$20	5.8	$290
Exercisable at March 31, 2006	36,206	$17	4.7	$285
Expected to vest as of March 31, 2006	48,544	$20	5.6	$289

The total intrinsic value of options exercised was $9 million for the three months ended March 31, 2006 and $32 million for the three months ended March 31, 2005.

Non-Vested Stock

Award Valuation

The Company values restricted stock awards and deferred stock units based on the closing trading value of the Company’s shares on the date of grant.

Expense Attribution

The Company recognizes the compensation cost related to its non-vested stock awards ratably over the requisite service period, which is consistent with the treatment prior to the adoption of Statement No. 123(R). Expense is recognized over the substantive vesting period for retirement eligible recipients. See Stock Options section above for further discussion.

Award Activity

Information related to non-vested stock awards at March 31, 2006 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	3,834	$30.48
Granted	4,980	24.44
Vested	(18)	36.23
Cancelled	(130)	29.94
Balance at March 31, 2006	8,666	$27.00

Unrecognized Compensation Cost

Under the provisions of Statement No. 123(R), the Company will recognize the following future expense for awards granted as of March 31, 2006:

	Unrecognized Compensation Cost	Weighted Average Remaining Vesting Period
	(in millions)*	(in years)
Stock options	$85	3.4
Non-vested stock awards	160	4.3
	$245	4.0

* Amounts presented represent compensation cost, net of 20% assumed forfeitures.

Global Employee Stock Ownership Plan (GESOP)

The Company’s GESOP provides for the granting of options to purchase up to 15 million shares of the Company’s common stock to all eligible employees. Under the GESOP, each eligible employee is granted, at the beginning of each period designated by the Company’s Executive Compensation and Human Resources Committee as an offering period, an option to purchase shares of the Company’s common stock equal to not more than 10 percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. These awards have a six month offering period. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of the Company’s common stock at the beginning or end of each offering period, whichever is less.

On February 28, 2006, the Board of Directors adopted, and recommended that the stockholders of the Company approve and adopt at the Company’s 2006 Annual Meeting of Stockholders, the Company’s 2006 GESOP, a new employee stock purchase plan that provides for the granting of options to purchase up to 20 million shares of the Company’s common stock to all eligible employees. The terms and conditions of the 2006 GESOP are substantially similar to the existing GESOP, which expires by its terms in 2007.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of shares issued under the GESOP. The Company recognizes expense related to shares purchased through the GESOP ratably over the offering period.

NOTE D - COMPREHENSIVE INCOME

The following table provides a summary of the Company’s comprehensive income:

	Three Months Ended March 31,
in millions	2006	2005
Net income	$332	$358
Foreign currency translation adjustment	14	(13)
Net change in derivative financial instruments	(2)	39
Net change in equity investments	(14)	48
Comprehensive income	$330	$432

NOTE E - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended March 31,
in millions, except per share data	2006	2005
Basic
Net income	$332	$358
Weighted average shares outstanding	821.3	835.9
Net income per common share	$0.40	$0.43
Assuming dilution
Net income	$332	$358
Weighted average shares outstanding	821.3	835.9
Net effect of common stock equivalents	9.1	14.3
Total	830.4	850.2
Net income per common share	$0.40	$0.42

Potential common stock equivalents of 17 million for the first quarter of 2006 and 11 million for the first quarter of 2005 were excluded from the computation of earnings per share, assuming dilution, because the exercise prices were greater than the average market price of the Company’s common stock during the quarter.

NOTE F - CONTINGENT CONSIDERATION

Certain of the Company’s business combinations involve the payment of contingent consideration. Certain of these payments are determined based on multiples of the acquired company’s revenue during the earn-out period and, consequently, the Company cannot currently determine the total payments that will have to be made. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At March 31, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that it could be required to make associated with its business combinations is approximately $4 billion, some of which may be payable in the Company’s common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2006 through 2017. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

NOTE G - OTHER BALANCE SHEET INFORMATION

Components of selected captions in the condensed consolidated interim balance sheets are as follows:

	March 31,	December 31,
in millions	2006	2005
Trade Accounts Receivable
Accounts receivable	$1,063	$1,015
Less: allowances	85	83
	$978	$932

Inventories
Finished goods	$272	$286
Work-in-process	65	64
Raw materials	70	68
	$407	$418

Property, Plant and Equipment
Property, plant and equipment	$1,907	$1,853
Less: accumulated depreciation	883	842
	$1,024	$1,011

Intangible Assets
Intangible assets	$4,447	$4,404
Less: accumulated amortization	706	669
	$3,741	$3,735

During the remainder of 2006, the Company intends to reprioritize its internal research and development project portfolio and its external investment portfolio.  This reprioritization may result in the Company’s decision to sell, discontinue or otherwise reduce the funding of certain projects, operations or assets.  Any proceeds from sales, or any increases in operating cash flows, resulting from actions following its portfolio review may be used to reduce debt incurred to fund the Guidant merger, or may be re-invested in other research and development projects or other operational initiatives.  In addition, future decisions to discontinue, sell or reduce funding levels of certain projects, operations or assets may result in asset write-downs.

NOTE H - BORROWINGS AND CREDIT ARRANGEMENTS

The Company had outstanding borrowings of $2,642 million at March 31, 2006 at a weighted average interest rate of 5.69 percent as compared to outstanding borrowings of $2,020 million at December 31, 2005 at a weighted average interest rate of 4.80 percent. During the quarter, the Company increased its borrowings under its credit and security facility and its revolving credit facilities by $799 million and repaid $149 million in commercial paper borrowings. The Company used net proceeds from debt issuances of $650 million primarily to fund a $705 million merger termination fee reimbursement to Guidant, in connection with Guidant’s termination of its merger agreement with Johnson & Johnson.

At March 31, 2006, the Company’s revolving credit facilities totaled approximately $2,020 million. The Company’s use of these borrowings is unrestricted and the borrowings are unsecured. The Company’s revolving credit facilities provide borrowing capacity and support its commercial paper program. At March 31, 2006, the Company had $450 million in outstanding borrowings under its revolving credit facilities at a weighted average interest rate of 5.05 percent, and no commercial paper borrowings.  At December 31, 2005, the Company had no outstanding borrowings under its revolving credit facilities, and commercial paper borrowings of $149 million at a weighted average interest rate of 4.11 percent.  In conjunction with completing the Guidant acquisition, the Company replaced its existing revolving credit facilities with new credit facilities. See Note B - Guidant Acquisition and Abbott Transaction above for further discussion regarding these new credit facilities.

During March 2006, the Company increased its credit and security facility that is secured by its U.S. trade receivables from $100 million to $350 million. The Company had $350 million in outstanding borrowings under its credit and security faculty at a weighted average interest rate of 4.96 percent at March 31, 2006, as compared to no outstanding borrowings at December 31, 2005.  The Company may extend this credit and security facility for an additional 364 days when it expires in August 2006.

NOTE I - COMMITMENTS AND CONTINGENCIES

The medical device market in which the Company primarily participates is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

Several third parties have asserted that the Company’s current and former stent systems infringe patents owned or licensed by them. Adverse outcomes in one or more of the proceedings against the Company could limit the Company’s ability to sell certain stent products in certain jurisdictions, or reduce its operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. The Company has similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by the Company.

In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues costs of settlement, damages and, under certain conditions, costs of defense when such costs are probable and estimable. Otherwise, these expenses are expensed as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range. The Company’s accrual for regulatory and litigation-related costs that were probable and estimable was $19 million at March 31, 2006 and $20 million at December 31, 2005. Unless otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

In connection with the acquisition by Abbott of Guidant’s vascular intervention and endovascular solutions businesses (the “Businesses”), Abbott assumed all liabilities of Guidant and its affiliates to the extent relating to these Businesses and has agreed to indemnify Guidant and its affiliates from any losses arising out of or relating to the Businesses and the assumed liabilities. As a result, certain legal proceedings related to the Businesses to which Guidant and/or its affiliates are a party have been assumed by and are the responsibility of Abbott. These proceedings are not expected to have a material impact on the Company and are not described herein.

The Company is substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against the Company. The Company accrues anticipated costs of litigation and loss for product liability and securities litigation claims based on historical experience, or to the extent specific losses are probable and estimable. The Company records losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. The Company’s accrual for product liability and securities litigation claims (excluding Guidant) was $19 million at March 31, 2006 and $15 million at December 31, 2005. In connection with the acquisition of Guidant, the number of product liability claims and other litigation, including private securities litigation and shareholder derivative suits, asserted against the Company significantly increased. In addition, product liability and securities litigation claims against the Company will likely be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases the Company’s potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Except as disclosed below including litigation and other proceedings assumed by the Company in connection with its acquisition of Guidant, there have been no material developments with regard to any matters of litigation or other proceedings disclosed in the Company’s Form 10-K for the year-end December 31, 2005.

Developments with regard to matters disclosed in the Company’s Form 10-K for the year-end December 31, 2005

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc., a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, the Company filed an appeal. A hearing has not yet been scheduled. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision. A hearing on the appeal has been scheduled for May 23 and 24, 2006.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging that two additional patents owned by the Company are infringed by the Cordis products. A bench trial on interfering patent issues was held December 5, 2005 and the filing of post trial briefs has been completed. A trial on infringement has not yet been scheduled.

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company’s Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On August 4, 2004, the Court granted a Cordis motion to add the Company’s Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that the Company’s TAXUS® Express2™, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. The Company has requested the judge to enter judgment in its favor as a matter of law. The Company intends to appeal any adverse decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe the patent in the Company’s counterclaim. Johnson & Johnson has requested the judge to enter judgment in its favor as a matter of law. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant has been postponed. A summary judgment hearing on the second patent is set for June 14, 2006.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes a patent owned by the Company. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the District Court of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. The Company expects to replace Abbott for Guidant as a party in this suit as a result of Abbott’s purchase of the Businesses from Guidant. In March 2005, the Company filed a stipulated dismissal as to three of the patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of the Company’s patents. The jury upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson has requested the judge to enter judgment in its favor as a matter of law. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant has been postponed. A summary judgment hearing on the second patent is set for June 14, 2006.

On May 12, 2004, the Company filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe the Company’s patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in the Netherlands. Damages for Cordis’ infringing acts in the Netherlands will be determined at a later date. Cordis’ appeal of the validity and infringement ruling by The Hague court remains pending. A hearing is expected to be scheduled for late 2006.

Litigation with Guidant Corporation

On December 18, 2004, the Company and SCIMED filed suit for patent infringement against Guidant and certain of its subsidiaries alleging that Guidant’s ACCULINK™ stent and ACCUNET™ embolic protection system infringes three U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. In connection with the acquisition of Guidant by the Company, this case was dismissed on April 21, 2006.

Litigation with Medtronic, Inc.

On August 13, 1998, Medtronic AVE, Inc., a subsidiary of Medtronic, Inc., filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the NIR® stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal was held on April 5, 2006.

On January 15, 2004, Medtronic Vascular, Inc., a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company’s Express® coronary stent and Express2™ coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. A hearing on the appeal was held on April 5, 2006.

On March 1, 2006, Medtronic Vascular, Inc. filed suit against the Company and SCIMED alleging the Company’s cardiovascular balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On April 25, 2006, the Company filed its answer and counterclaim seeking a declaratory judgment of invalidity and non-infringement.

Litigation Relating to St. Jude Medical, Inc.

On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI), now a subsidiary of St. Jude Medical, Inc., filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also included allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, the Court granted, in part, the motion to move the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim seeks monetary and injunctive relief. A patent claim interpretation hearing was held on April 15, 2005. On May 18, 2005, the Court granted ANSI’s motion to sever the patents alleged in Advanced Bionics’ counterclaim. On January 31, 2006, the judge ruled that ANSI’s patent claims against Advanced Bionics will not be heard until the completion of the arbitration proceedings relating to trade secret claims. A trial on the Advanced Bionics patent claims has been scheduled for November 2006, and arbitration regarding the trade secret claims has been scheduled for October 2006.

Litigation with Medinol Ltd.

On September 10, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ stent and NIRFlex™ Royal stent products infringe two patents owned by the Company. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. On October 28, 2003, the German Court found that Medinol infringed one of the two patents owned by the Company. On December 8, 2003, the Company filed an appeal relative to the other patent. Subsequently, Medinol filed an appeal relative to the one patent found to be infringed. A hearing was held on both appeals on April 14, 2005. The Court had requested an expert to provide more evidence. On April 4, 2006, the Company reached a settlement with Medinol and the case was dismissed.

On February 20, 2006, Medinol submitted a request for arbitration against the Company, Boston Scientific Ltd. and Boston Scientific Scimed, Inc. under the Arbitration Rules of the World Intellectual Property Organization pursuant to the settlement agreement between Medinol and the Company dated September 21, 2005. The request for arbitration alleges that the Company’s Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, the Company does not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté™ stent system internationally or in the United States, the continued sale of the TAXUS® Liberté™ stent system internationally or the launch of the TAXUS® Liberté™ stent system in the United States. The Company plans to defend against Medinol’s claims vigorously.

On September 25, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company appealed the Court’s decision in December 2003. A hearing on the appeal has been scheduled for August 17, 2006.

Other Patent Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of the Company’s Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, Dr. Bonzel and the Company reached a contingent settlement involving all but one claim asserted in the complaint. The contingency has been satisfied and the settlement is now final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against the Company, certain of its subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. The Company and its subsidiaries answered, denying the allegations of the complaint. The Company filed a motion to dismiss the case and a hearing on the motion was held on August 27, 2004. On November 2, 2004, the Court granted the Company’s motion and the case was dismissed with prejudice. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. A hearing on the appeal was held on October 25, 2005. On March 2, 2006, the Federal District Court dismissed the appeal and affirmed the lower court’s decision.

On December 16, 2003, The Regents of the University of California (the Regents) filed suit against Micro Therapeutics, Inc. and Dendron GmbH alleging that Micro Therapeutics’ Sapphire™ detachable coil delivery systems infringe twelve patents licensed to the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include the Company and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, the Company, as a third-party defendant, filed a motion to dismiss the Company from the case. On July 9, 2004, the Court granted the Company’s motion in part and dismissed the Company and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. Motions for summary judgment are pending. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent.

On September 27, 2004, the Company and a subsidiary filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to the subsidiary. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against the Company relating to three U.S. patents owned by Micrus, and antitrust violations. On January 10, 2005, the Company filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of the Company’s patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted.

On November 4, 2004, Applied Hydrogel Technology (AHT) and Dr. Lih-Bin Shih filed a complaint against Medluminal Systems, Inc., InterWest Partners, the Company and three individuals alleging that certain of Medluminal’s products infringe a patent owned by AHT. The complaint also includes claims of misappropriation of trade secrets and conversion against the Company and certain of the other defendants. The suit was filed in the U.S. District Court for the Southern District of California seeking monetary and injunctive relief. On February 15, 2005, the case was stayed pending arbitration proceedings. In January 2006, the parties agreed to dismiss the case, and on February 23, 2006, the case was dismissed with prejudice.

On November 26, 2005, the Company and Angiotech filed suit against Occam International, BV in The Hague, Netherlands seeking a preliminary injunction against Occam’s drug-eluting stent products based on infringement of patents owned by Angiotech and licensed to the Company. A hearing was held January 13, 2006, and on January 27, 2006, the Court denied the Company’s request for a preliminary injunction. The Company and Angiotech have appealed the Court’s decision, and the parties plan to pursue normal infringement proceedings against Occam in The Netherlands.

On April 4, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief.

On May 4, 2006, the Company filed suit against Conor Medsystems Ireland Ltd. alleging that its Costar™ paclitaxel-eluting coronary stent system infringes a balloon catheter patent owned by the Company. The suit was filed in Ireland seeking monetary and injunctive relief.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company’s then current directors and the Company as nominal defendant. Both complaints allege, among other things, that with regard to the Company’s relationship with Medinol, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company’s assets. The suits seek a declaration of the directors’ alleged breach, damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and the Company as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against the Company. After the resolution of the Medinol lawsuit, plaintiffs, on May 1, 2006, were permitted to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties’ agreement to stay the action. The defendants’ response to the amended complaint will be due on or about June 30, 2006.

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit for and on behalf of the Company in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against the Company’s directors, certain of its current and former officers and the Company as nominal defendant. The complaint alleges, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company and in the use and preservation of the Company’s assets. The complaint also alleges that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold Company stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits seek a declaration of the directors’ and officers’ alleged breaches, unspecified damages sustained by the Company as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. On April 10, 2006, the plaintiffs filed a consolidated derivative complaint. The defendants’ response to the consolidated derivative complaint is due May 10, 2006. The Board of Directors of the Company also received a letter dated January 17, 2006, on behalf of Benjamin Roussey regarding the Company’s proposal to acquire Guidant Corporation. Mr. Roussey cited the pending litigation against Guidant and the potential liability it could face in the event of adverse outcomes to these matters and asked that the Board to Directors direct the Company to retract its offer to acquire Guidant before Guidant formally accepted it. The Board of Directors considered Mr. Roussey’s request and ultimately approved the execution of the merger agreement with Guidant.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired the Company’s securities during the period March 31, 2003 through August 23, 2005, alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that the Company made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON Ranger with Sox stent recall, problems with the Taxus drug-eluting coronary stent systems that led to product recalls, and the Company’s ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants’ response to the consolidated amended complaint is due on June 1, 2006.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of the Company’s 401(k) Plan and GESOP, together the “Plans”, during the period March 31, 2003 through January 19, 2006, alleging that the Company and certain of its officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. The complaint principally alleges that the defendants breached their fiduciary duties to the Plans’ participants, failed to disclose adverse information about the Company to the Plans’ participants and imprudently made contributions to the Company’s 401(k) plan and GESOP in the form of Company stock. The complaint seeks unspecified damages, and equitable and injunctive relief. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same court on behalf of the participants and beneficiaries in the Company’s Plans. These complaints allege similar misconduct under ERISA and seek similar relief, in some cases on behalf of purported class members during the period from December 31, 2002, to the present. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. It is anticipated that lead plaintiffs will file a consolidated amended complaint.

On January 26, 2006, Donald Wright filed a purported class action complaint in the U.S. District Court for the District of Minnesota against the Company and Guidant on behalf of himself and all other senior citizens and handicapped persons similarly situated seeking a permanent injunction to prohibit the Company from completing its acquisition of Guidant, alleging violations of the Minnesota Fraudulent Transfers Act and Consumer Fraud Act. The complaint seeks restitution on behalf of those persons who suffered injury related to Guidant’s cardiac pacemakers and/or defibrillators. The complaint also seeks monetary damages and injunctive relief. Mr. Wright filed an amended complaint on February 21, 2006, dropping his claim for monetary damages. On February 14, 2006, Donald Wright filed a motion for preliminary and permanent injunction, which he amended on March 9, 2006, directing the Company to interplead between $6.3 billion and $24.4 of the $27 billion purchase price to be paid to stockholders of Guidant. The motion was denied on March 24, 2006.

FDA Warning Letter

On January 26, 2006, the Company received a corporate warning letter from the FDA notifying the Company of serious regulatory problems at three facilities and advising the Company that its corrective action plan relating to three warning letters issued to the Company in 2005 was inadequate. As also stated in this FDA warning letter, the FDA will not grant the Company’s requests for exportation certificates to foreign governments or approve pre-market approval applications for its class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. While the Company believes it can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time it will take to resolve these issues, and any such resolution may require the dedication of significant incremental internal and external resources. In addition, if the Company’s remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against the Company, including but not limited to seizing its product inventory, obtaining a court injunction against further marketing of its products or assessing civil monetary penalties.

Litigation assumed in connection with the Guidant acquisition

Litigation with Medtronic, Inc.

On August 29, 2003, Medtronic filed a declaratory judgment action against Guidant, Guidant Sales Corp. (GSC), Eli Lilly and Company and Mirowski Family Ventures, L.L.C. (Mirowski) in the District Court for Delaware, challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of a patent relating to cardiac resynchronization therapy and bi-ventricular pacing therapy. The patent is exclusively licensed to Guidant as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, and a bench trial was held in November 2004. On July 19, 2005 the judge issued an order upholding the validity of the patent. Medtronic is appealing this decision to the Court of Appeals for the Federal Circuit, and oral argument for the appeal was held on May 4, 2006.

Litigation with St. Jude Medical, Inc.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, Inc., filed suit against Guidant’s subsidiaries, Cardiac Pacemakers, Inc. (CPI) and GSC, in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. The case was transferred to the District Court for Minnesota and stayed in October 2003 pending reexamination of two of the patents. The parties stipulated to lift the stay in October 2004. Currently four patents are at issue. Pacesetter is seeking injunctive relief, monetary damages and attorney fees. Pretrial matters are scheduled into late 2006. A Markman Hearing on claim construction was held in March 2006.

On February 2, 2004, Guidant, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe a patent exclusively licensed to Guidant. Pretrial matters are scheduled through 2006, with the trial currently scheduled to begin in March 2007.

On February 24, 2004, CPI filed suit against St. Jude and Pacesetter in the District Court of Minnesota alleging patent infringement. An amended complaint was filed adding GSC and further alleging that St. Jude’s Quicksite over-the-wire pacing lead infringes patents owned by CPI. Pretrial matters are scheduled into 2007.

GSC, CPI and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that apatent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. St. Jude’s request for additional Federal Circuit review was denied, and the case has been sent back to the District Court for further proceedings. St. Jude has also sought review of the Federal Circuit’s decision in the U.S. Supreme Court, which was denied. The District Court has scheduled a new trial in April 2007.

On April 26, 2006, Pacesetter, St. Jude Medical, Inc. and St. Jude Medical S.C. Inc. filed a complaint against Guidant’s subsidiaries, Intermedics, Inc., CPI and GSC alleging that the Guidant subsidiaries breached a contract relating to certain rights covering endocardial lead assembly technology. The suit was filed in the Superior Court of the State of California for the County of Los Angeles and seeks compensatory damages. The Guidant subsidiaries have not yet responded to the complaint, but expect to vigorously defend against the action.

Other Proceedings

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant has been notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the claims and suits for amounts that were not material to Guidant. Currently, Guidant has over a dozen suits outstanding, and more suits may be filed. Additionally, Guidant has been notified of over 150 unfiled claims. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce Guidant’s exposure with respect to ANCURE claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. Guidant also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage.

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. Guidant moved to dismiss the federal derivative action. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On January 23, 2006, the Company and its directors moved to dismiss the amended complaint.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132. Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant ’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Company stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006.

Approximately 66 product liability class action lawsuits and approximately 234 individual lawsuits have been filed in various state and federal jurisdictions against Guidant following Guidant’s 2005 product communications. An additional six lawsuits have been filed in Canada. The majority of the cases in the United States are pending in federal court but approximately 20 are pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation (the MDL) established MDL-1708 in the United States District Court for the District of Minnesota. On January 31, 2006, the Courtentered Pretrial Order No. 5 which schedules the first federal court trial for March 15, 2007. In April 2006, the plaintiffs and certain third party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims sounding in theories of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. The first trial related to Guidant’s 2005 product communications involves two individual plaintiffs and was scheduled to begin in April 2006 in Texas state court in Nueces County, Texas, but the trial has been postponed and not yet rescheduled. In addition, the FDA’s Office of Criminal Investigations has issued a subpoena to the plaintiffs’ attorneys involved in this trial asking plaintiffs’ counsel to turn over documents they have received from Guidant as part of the civil litigation discovery process. To date, Guidant has also been informed of over 3,000 claims of individuals that may or may not mature into filed suits. An unfavorable outcome in these matters could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

Guidant has received requests for information in the form of Civil Investigative Demands (CID) from the attorneys general of Arizona, California, Oregon, Illinois, Vermont and Louisiana. These attorneys general advise that approximately thirty other states and the District of Columbia are cooperating in these CID demands. The CIDs pertain to whether Guidant violated any applicable state laws in connection with certain of its implantable defibrillators. Guidant is cooperating with these investigations.

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the New York’s Consumer Protection Law (N.Y. Executive Law § 63(12)). In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its PRIZM 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of N.Y. Executive Law § 63(12). The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a PRIZM 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief.

Approximately seventy former employees have filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with Guidant’s reduction in force. The EEOC has not yet rendered a decision on the charges.

Guidant is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or ‘MSP’) private right of action, as well as related claims. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of voluntary field actions during 2005. One of these complaints is pending in the federal district court for the District of Minnesota and the other is pending in the federal district court for the Middle District of Florida. In addition to the MSP claim, the complaint in the Florida case also contains a claim under the federal Magnusson-Moss Warranty Act.

Guidant is also a defendant in two separate complaints brought by third-party payers (TPPs) who provide health benefits, and who are seeking to recover amounts they allegedly paid in connection with the devices that were the subject of voluntary field actions during 2005. These two cases are respectively UFCW Local 1776 and Participating Employees Health & Welfare Fund v. Guidant Corporation case and the City of Bethlehem v. Guidant Corporation case. Plaintiffs in both of these complaints claim to represent nationwide classes of TPPs. Both of these complaints are pending in the federal district court for the District of Minnesota. The Court has suspended all deadlines for the filing of responsive pleadings in these cases.

In January 2006, Guidant was served with a civil qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The civil lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranties related to some upgraded or replaced medical devices, thereby causing hospitals to allegedly file reimbursement claims with federal and state health care programs for amounts that did not reflect available warranty credits. The State of Tennessee declined to intervene in the qui tam action. The United States and the states of Florida and California have not intervened. On April 25, 2006, the Court denied Guidant’s motion to dismiss the complaint and ordered the plaintiff file a second amended complaint. As part of that Order, the Court denied the plaintiff’s motion to add a second relator.

The Securities and Exchange Commission has begun a formal inquiry into issues related to certain of Guidant’s product disclosures and trading in Guidant stock. Guidant is cooperating with the inquiry.

On November 3, 2005, a securities class action complaint was filed on behalf of Company shareholders in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006, and will likely be consolidated with the initial complaint filed on November 3, 2005.

In October 2005, Guidant received administrative subpoenas from the U.S. Department of Justice U.S. Attorney’s offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the U.S. Attorney’s office in Boston requests documents concerning marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products. The subpoena from the U.S. Attorney’s office in Minneapolis requests documents relating to Guidant’s VENTAK PRIZM 2 and CONTAK RENEWAL and CONTAK RENEWAL 2 devices. Guidant is cooperating in these matters.

On May 3, 2006, Emergency Care Research Institute (ECRI) filed a complaint against Guidant in the U.S. District Court for the Eastern District of Pennsylvania generally seeking a declaration that ECRI may publish confidential pricing information about Guidant’s medical devices. The complaint seeks, on constitutional and other grounds, a declaration that confidentiality clauses contained in contracts between Guidant and its customers are not binding and that ECRI does not tortiously interfere with Guidant’s contractual relations by obtaining and publishing Guidant pricing information.

NOTE J - SEGMENT REPORTING

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company’s reportable segments generates revenue from the sale of less-invasive medical devices. The reportable segments represent an aggregate of all operating divisions within each segment.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. The segment information presented for 2005 has been restated based on the Company’s standard foreign exchange rates used for 2006. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent.

in millions	United States	Europe	Japan	Inter-Continental	Total
Three months ended March 31, 2006
Net sales	$991	$321	$142	$175	1,629
Operating income	448	179	79	88	794

Three months ended March 31, 2005
Net sales	$1,005	$280	$143	$156	$1,584
Operating income	512	161	79	77	829

A reconciliation of the totals reported for the reportable segments to the applicable line items in the unaudited condensed consolidated financial statements is as follows:

	Three Months Ended March 31,
in millions	2006	2005
Net Sales
Total net sales allocated to reportable segments	$1,629	$1,584
Foreign exchange	(9)	31
	$1,620	$1,615
Income before Income Taxes
Total operating income allocated to reportable segments	$794	$829
Manufacturing operations	(135)	(111)
Corporate expenses and foreign exchange	(92)	(97)
Stock-based compensation expense	(32)	(4)
Amortization expense	(38)	(31)
Purchased research and development		(73)
	$497	$513
Other expense, net	(66)	(19)
	$431	$494

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Financial Summary

Our net sales for the first quarter of 2006 increased to $1,620 million from $1,615 million for the first quarter of 2005. Excluding the unfavorable impact of $40 million of foreign currency fluctuations, our net sales increased three percent. Our reported net income for the first quarter was $332 million, or $0.40 per diluted share, as compared to net income of $358 million, or $0.42 per diluted share, for the first quarter of 2005. Our reported results for the first quarter of 2006 included charges (after-tax) of $49 million, or $0.06 per share, which included stock-based compensation expense and investment write-downs due to the termination of a gene therapy trial. Our reported results for the first quarter of 2005 included a net after-tax charge of $73 million, or $0.09 per diluted share, which consisted of purchased research and development associated with our acquisition of Advanced Stent Technologies, Inc.

On January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires share-based compensation to be recognized in the consolidated statements of operations based on their fair values. We adopted Statement No. 123(R) using the modified-prospective method and have not adjusted our historical financial statements to reflect the impact of stock-based compensation expense.

Recent Developments

On April 21, 2006, we consummated our acquisition of Guidant Corporation. The aggregate consideration paid to former Guidant shareholders approximated $27.5 billion, consisting of approximately 577 million shares of our common stock and approximately $14.5 billion in cash. This acquisition is designed to enable us to become a major provider in the cardiac rhythm management (CRM) business, significantly diversifying our revenue stream across multiple business segments and enhancing our overall competitive position. In addition, prior to the acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular businesses and has agreed to share the drug-eluting technology it acquired from Guidant with us. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS stent system program.

The financial results and historical trends set forth in our Management’s Discussion and Analysis reflect only Boston Scientific’s results. The Form S-4/A filed with the SEC on March 2, 2006 includes unaudited pro forma condensed consolidated financial information as of and for the year ended December 31, 2005. This unaudited pro forma financial information combines the historical consolidated financial information for Boston Scientific with the historical consolidated financial information for Guidant, giving effect to the completion of the Abbott transaction. Accordingly, refer to the pro forma financial information in our Form S-4/A to assess the impact of the Guidant acquisition on our financial results, as well as the opinions of our financial advisors and Guidant’s financial advisors included therein. The unaudited pro forma condensed consolidated financial information in our Form S-4/A is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the merger, the sale of the Guidant vascular and endovascular businesses to Abbott and the financing transactions with Abbott and other lenders been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined company after completion of the merger.

We will account for the acquisition of Guidant as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Guidant will be recorded as of the acquisition date, at their respective fair values, and consolidated with those of Boston Scientific. The results of operations of Guidant will be consolidated with those of Boston Scientific beginning on the date of the merger, April 21, 2006. See Note B- Guidant Acquisition and Abbott Transaction to the unaudited condensed consolidated financial statements for further details.

Net Sales

The following tables provide our net sales by region and the relative change on an as reported and constant currency basis:

	Three Months Ended March 31,		Change
in millions	2006	2005	As Reported Currency Basis	Constant Currency Basis

United States	$991	$1,005	(1%)	(1%)

Europe	$314	$299	5%	14%
Japan	134	151	(11%)	(1%)
Inter-Continental	181	160	13%	11%
International	$629	$610	3%	10%

Worldwide	$1,620	$1,615	0%	3%

Our international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

U.S. Net Sales

During the first quarter of 2006, our U.S. net sales decreased by $14 million, or one percent, as compared to the first quarter of 2005. The decrease primarily related to a $75 million decrease in net sales of our TAXUS® Express2TM paclitaxel-eluting coronary stent system to $419 million for the first quarter of 2006 as compared to the same period in the prior year due principally to a reduction in market share, as well as pricing pressures. Our market share declined throughout 2005, but stabilized in the fourth quarter. We experienced 5 percent sequential growth in TAXUS stent system net sales in the first quarter of 2006 as compared to the fourth quarter of 2005 primarily due to an increase in the market size as a result of procedural growth. Growth in each of our other U.S. divisions for the first quarter of 2006 from the same period in the prior year partially offset the decrease in net sales of our TAXUS coronary stent system, including increased net sales of $31 million from our Endosurgery divisions and $15 million from our Neuromodulation division.

International Net Sales

During the first quarter of 2006, our international net sales increased by $19 million, or three percent, as compared to the first quarter of 2005. Excluding the effects of foreign currency fluctuations, international net sales increased $59 million, or 10 percent. The increase primarily related to a $22 million increase in net sales of our TAXUS coronary stent system in our Europe and Inter-Continental markets to $214 million for the first quarter of 2006. On a constant currency basis, net sales of our TAXUS coronary stent system increased by $30 million, or 16 percent, as compared to the same period in the prior year. As of March 31, 2006, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 52 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, which represents a significant increase as compared to approximately 40 percent at the end of the first quarter of 2005. In our Europe and Inter-Continental markets, conversion rates have been more gradual than in the U.S., primarily due to the timing of local reimbursement and funding levels. The increase in TAXUS stent system net sales in these markets is also partially associated with the success of our next-generation TAXUS Liberté stent platform, which we successfully launched in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005.

For the first quarter of 2006, our net sales in Japan, excluding the impact of foreign currency, were relatively consistent with the same period in the prior year. Due to the timing of regulatory approval for our TAXUS stent system and government-mandated pricing reductions for other products, we do not expect revenue growth in our Japan business until we launch our drug-eluting stent in Japan, which we expect to occur in the first half of 2007.

The following table provides our net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended March 31,		Change
in millions	2006	2005	As Reported Currency Basis		Constant Currency Basis
Cardiovascular	$1,133	$1,192	(5%	)	(3%	)
Electrophysiology	34	32	6%		11%
Neurovascular	80	69	16%		20%
Cardiovascular	$1,247	$1,293	(4%	)	(1%	)

Oncology	$54	$50	8%		11%
Endoscopy	180	167	8%		11%
Urology	90	72	25%		27%
Endosurgery	$324	$289	12%		15%

Neuromodulation	$49	$33	48%		49%

Worldwide	$1,620	$1,615	0%		3%

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended March 31,
	2006		2005
in millions	$	% of Net Sales	$	% of Net Sales
Gross profit	1,246	76.9	1,271	78.7

During the first quarter of 2006, our gross profit, as a percentage of net sales, decreased by 1.8 percentage points as compared to the first quarter of 2005. Our gross profit for the first quarter of 2006 was reduced as a percentage of net sales by 1.6 percentage points due to shifts in our sales mix, primarily as a result of decreased net sales of our TAXUS stent system in the U.S., and pricing erosion in our interventional cardiology division. In addition, our gross profit for the first quarter of 2006 was reduced as a percentage of net sales by 1.3 percentage points due to period expenses, including $6 million in stock-based compensation expense associated with the adoption of Statement No. 123(R) and certain inventory charges associated with future product transitions. These decreases were offset by a 1.5 percentage point increase due to the favorable impact of changes in foreign exchange rates on gross margin.

Operating Expenses

The following is a summary of certain operating expenses:

	Three Months Ended March 31,
	2006		2005
in millions	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	470	29.0	431	26.7
Research and development expenses	186	11.5	159	9.8
Royalty expense	55	3.4	64	4.0
Amortization expense	38	2.3	31	1.9

Selling, General and Administrative (SG&A) Expenses

During the first quarter of 2006, our SG&A expenses increased by $39 million, or nine percent, as compared to the first quarter of 2005. As a percentage of our net sales, SG&A expenses increased to 29.0 percent for the first quarter of 2006 from 26.7 percent for the first quarter of 2005. The increase in our SG&A expenses primarily related to approximately $17 million due to increased headcount and higher compensation expense in the first quarter of 2006 mainly attributable to the expansion of sales forces within our

International and Neuromodulation divisions, and approximately $16 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R).

Research and Development Expenses

Our research and development expenses reflect ongoing spending to enhance our clinical and regulatory infrastructure and provide additional funding for our research and development on next-generation and novel technology offerings across multiple programs and divisions. For the first quarter of 2006, our research and development expenses increased by $27 million, or 17 percent, as compared to the first quarter of 2005. As a percentage of our net sales, research and development expenses increased to 11.5 percent for the first quarter of 2006 from 9.8 percent for the first quarter of 2005. This increase primarily related to $13 million in incremental research and development expenses attributable to our 2005 acquisitions, primarily TriVascular, Inc. In addition, research and development expenses for the first quarter of 2006 included $6 million of stock-based compensation expense associated with the adoption of Statement No. 123(R). Further, we increased spending on various internal research and development projects, including increased spending on our next-generation drug-eluting stent products and our EndovationsTM single-use endoscopy system. We expect to conduct first-in-man trials of the Endovations system in the second half of 2006 and to launch commercially in the U.S. late in 2007.

Royalty Expense

For the first quarter of 2006, our royalty expense decreased by $9 million, or 14 percent, as compared to the first quarter of 2005. As a percentage of our net sales, royalty expense decreased to 3.4 percent for the first quarter of 2006 from 4.0 percent for the same period in the prior year. The decrease in our royalty expense primarily related to decreased net sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS stent system decreased by $8 million to $41 million for the first quarter of 2006 as compared to the first quarter of 2005. This decrease was a result of decreased sales volume and a reduction in the royalty rate on TAXUS stent system sales as compared to the same period in the prior year.

Amortization Expense

For the first quarter of 2006, our amortization expense increased by $7 million, or 23 percent, as compared to the first quarter of 2005. As a percentage of our net sales, amortization expense increased to 2.3 percent for the first quarter of 2006 from 1.9 percent for the first quarter of 2005. The increase is due primarily to incremental amortization expense related to our 2005 acquisitions.

Interest Expense

For the first quarter of 2006, our interest expense increased to $37 million as compared to $23 million for the same period in the prior year. The increase in our interest expense primarily related to an increase in average market interest rates. Our weighted-average interest rate for the first quarter of 2006 increased to 5.31 percent from 3.53 percent for the same period in the prior year.

Other, net

For the first quarter of 2006, our other, net reflected expense of $29 million as compared to income of $4 million for the same period in the prior year. The change is due to $38 million of charges recorded during the first quarter of 2006 primarily associated with investment write-downs due to the termination of a gene therapy trial. This trial was suspended in March 2006 and then patient enrollment was terminated in April 2006, although safety and efficacy data will continue to be analyzed in order to measure the endpoint data of this type of therapy. We do not expect this write-down to materially impact our future operations or cash flows.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,			Percentage Point
	2006	2005		(Decrease)/Increase
Reported tax rate	23%	28%		(5%	)
Impact of certain charges*	0%	(4%	)	4%

* These charges are taxed at different rates than our effective tax rate.

For the first quarter of 2006, our reported tax rate decreased as compared to the same period in the prior year primarily due to the net impact of certain charges in the first quarter of 2005 that are taxed at different rates than our effective tax rate. In 2005, our reported tax rate included the impact of $73 million in purchased research and development, which is not deductible for tax purposes. In addition, the reported tax rate for the first quarter of 2006 decreased by one percentage point as compared to the same period in the prior year primarily due to our anticipated geographic mix of earnings and the effect of foreign tax rates.

Management currently estimates that our effective tax rate, excluding certain charges, will be approximately 23 percent during the remainder of 2006. However, geographic changes in the manufacture of products sold by us or business acquisitions may positively or negatively impact our effective tax rate.

Purchased Research and Development

Our research and development projects acquired in connection with our prior year business combinations are generally progressing in line with the estimates set forth in our 2005 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Outlook

During the first quarter of 2006, we recorded net sales of $1,620 million, the highest quarterly total in our history. We continued to invest in our sales force and research and development pipeline during the first quarter of 2006 to support our short and long-term growth initiatives, resulting in a nine percent increase in SG&A and a 17 percent increase in research and development expenses relative to the same period in 2005.

Guidant Acquisition

On April 21, 2006, we consummated our acquisition of Guidant. The aggregate consideration paid to former Guidant shareholders approximated $27.5 billion, consisting of approximately 577 million shares of our common stock and approximately $14.5 billion in cash. This acquisition is designed to enable us to become a major provider in the CRM business, significantly diversifying our revenue stream across multiple business segments and enhancing our overall competitive position. In addition, prior to the acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular businesses and has agreed to share the drug-eluting stent technology it acquired from Guidant with us. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS stent system program.

In connection with the acquisition, we issued to Guidant stockholders and Abbott shares of Boston Scientific common stock. As a result of the issuance of these shares, previous Boston Scientific stockholders now own a smaller percentage of Boston Scientific after the acquisition. Our shares outstanding increased from approximately 822 million at March 31, 2006, to approximately 1.5 billion following the acquisition. The acquisition will also result in significant dilution to our 2006 earnings per share.

The integration of Guidant’s operations and product lines with Boston Scientific will be complex and time-consuming, and the separation of the Guidant businesses required by the Abbott transaction will add complexity to the transition process. The failure to integrate Boston Scientific and Guidant successfully and to manage the challenges presented by the transition process successfully, including the retention of key Guidant personnel, may result in our and our stockholders not achieving the anticipated potential benefits of the acquisition.

In addition, the combined company will incur integration and restructuring costs as Boston Scientific integrates certain operations of Guidant. No assurances can be made that we will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, merger-related, integration and restructuring costs over time.

In April 2006, Guidant announced preliminary, unaudited worldwide implantable cardioverter defibrillator (ICD) net sales for the quarter ended March 31, 2006 of approximately $419 million, representing a decline of 12 percent as compared to the first quarter of 2005, and growth of 13 percent as compared to the fourth quarter of 2005. The decrease in net sales for the first quarter of 2006 as compared to the same period in the prior year is primarily due to the impact of various implantable defibrillator and pacemaker system field actions that occurred in 2005, including certain voluntary product recalls and physician notifications. These product recalls included Guidant’s decision announced on June 24, 2005 to stop selling Guidant’s leading defibrillator systems temporarily, which were returned to the market beginning on August 2, 2005. The impact of the product recalls resulted in Guidant having a lower market share for implantable defibrillator and pacemaker systems for the second half of 2005 as compared to the same period in the prior year. While Guidant has made progress in regaining market share and net sales of these devices, there can be no assurance that the combined company will be able to regain previous levels of CRM market share or net sales. If we are able to regain Guidant’s prior market share and net sales, there can be no assurance as to when the combined company’s market share and net sales will return to pre-product recall levels, due to, among other things, customer perceptions of the product recalls, market acceptance of recently launched products, and regulatory and competitive developments. If we are unable to regain market share and net sales for the implantable defibrillator and pacemaker systems or we do not regain market share and net sales on a timely basis, these shortfalls could have a material adverse effect on our business, financial condition and results of operations.

Coronary Stents

Coronary stent revenue represented 41 percent of our consolidated net sales during the first quarter of 2006. We estimate that the worldwide coronary stent market will approximate $6 billion in 2006, and drug-eluting stents are estimated to represent approximately 90 percent of the dollar value of the worldwide coronary stent market in 2006. As of the first quarter of 2006, we believe that the U.S.

stent market has been substantially penetrated and estimate that physicians in the U.S. have converted approximately 88 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents. Our market share declined throughout 2005, but stabilized in the fourth quarter. We experienced 5 percent sequential growth in TAXUS stent system net sales in the first quarter of 2006 as compared to the fourth quarter of 2005 primarily due to an increase in the market size as a result of procedural growth. We expect to launch our TAXUS Liberté stent system in the U.S. late in 2006, subject to regulatory approval.

During the first quarter of 2006, our international TAXUS stent system net sales increased as compared to the same period in the prior year by 11 percent, and 16 percent on a constant currency basis. As of the first quarter of 2006, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 52 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents, which represents a significant increase as compared to approximately 40 percent at the end of the first quarter of 2005. We expect that conversion rates will increase slightly in our Europe and Inter-Continental markets during the remainder of 2006. We successfully launched our next-generation drug-eluting stent, the TAXUS Liberté stent system, in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. We believe our TAXUS Liberté stent system represents a potential significant driver of future growth in these markets. Further, subject to regulatory approval we expect to launch our TAXUS Express2 stent system in Japan during the first half of 2007, where we estimate the size of the Japan coronary stent market in 2007 to approximate $700 million.

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

However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:

•	the positive and consistent results of our TAXUS clinical trials;

•	access to a second drug-eluting stent platform as a result of our Guidant acquisition;

•	the performance benefits of our current technology;

•	the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;

•	our overall market leadership in interventional medicine and our sizeable interventional cardiology sales force; and

•	our significant investments in our sales, clinical, marketing and manufacturing capabilities.

 However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	entry of additional competitors in international markets and the U.S.;

•	declines in the average selling prices of drug-eluting stent systems;

•	variations in clinical results or product performance of our and our competitors’ products;

•	new competitive launches;

•	delayed or limited regulatory approvals and reimbursement policies;

•	litigation related to intellectual property;

•	continued physician confidence in our technology;

•	the average number of stents used per procedure;

•	expansion of indications for use;

•	a reduction in the overall number of procedures performed;

•	the international adoption rate of drug-eluting stent technology; and

•	the level of supply of our drug-eluting stent system and competitive stent systems.

Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market as well as unit prices may be adversely impacted as additional significant competitors enter the drug-eluting stent market, which began during the third quarter of 2005 internationally and is expected to occur during 2007 in the U.S.

The manufacture of our TAXUS stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand as well as disruptions associated with our TAXUS stent manufacturing process may impact our inventory levels. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges. In addition, the combined company expects to share with Abbott rights to Guidant’s current XIENCE™ V drug-eluting stent program, which was approved in Europe in the first quarter of 2006 and is expected to be launched in the U.S. in 2008. As a result, delays in receipt of regulatory approvals for the XIENCE V drug-eluting stent system, Abbott’s inability to supply the combined company with sufficient quantities of the XIENCE V drug-eluting stent system or our inability to manufacture sufficient quantities of XIENCE V could adversely affect our results.

Regulatory Compliance

The trend in countries around the world, including the U.S. and Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers like us to experience more uncertainty, delay, risk and expense. In that regard, each of Guidant and Boston Scientific is currently taking remedial action in response to certain deficiencies in its quality systems as cited by the FDA in FDA warning letters to them.

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to Guidant’s manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter resulted from an extensive inspection by the FDA of these CRM facilities that was completed on September 1, 2005 and resulted in a notice citing a number of inspectional observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this FDA warning letter, until the deficiencies identified in the letter have been corrected, the FDA may not grant requests by Guidant for exportation certificates to foreign governments or approve pre-market submissions for Guidant’s class III devices to which the deficiencies described are reasonably related. A further FDA inspection of Guidant’s CRM facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one additional inspectional observation. From a quality system perspective, this observation is similar to an observation made on September 1, 2005, though the new observation references a different failure pattern as an example.

On January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corporate wide corrective action plan relating to three warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA will not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies described in the letter have been corrected. During 2005, in order to strengthen our existing quality controls, we established a new cross-functional initiative to improve and harmonize our overall quality processes and systems. This initiative requires the reallocation of internal engineering and management resources, as well as incremental costs and may result in adjustments to future product launch schedules and the discontinuation of certain product lines over time.  Furthermore, if our remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties. We intend to resolve the quality issues cited by the FDA prior to the anticipated launch of our TAXUS Liberté stent system in the United States and therefore do not currently anticipate delays of this product.  While we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or cost it will take to resolve these issues to the satisfaction of the FDA.

Intellectual Property Litigation

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our existing competitors, including Johnson & Johnson, Medtronic, Inc., as well as St. Jude Medical, Inc. after our acquisition of Guidant. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See the Legal Matters section within Management’s Discussion and Analysis and Note

I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report and our 2005 Annual Report filed on Form 10-K for a description of these legal proceedings.

Innovation

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest aggressively in our drug-eluting stent portfolio, including our second drug-eluting stent platform acquired in connection with the Guidant acquisition to achieve sustained worldwide market leadership positions.  We are currently assessing the impact that the incorporation of this second drug-eluting stent platform may have on our drug-eluting stent portfolio, the required level of investment and the cadence of new product releases from the portfolio.   We successfully launched our next-generation drug-eluting stent product, the TAXUS Liberté stent system, in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. We expect to launch our TAXUS Liberté stent system in the U.S. late in 2006, subject to regulatory approval. Also, we expect to launch Guidant’s next-generation implantable cardioverter defibrillator and cardiac resynchronization therapy defibrillator systems devices within the next 12 months, subject to regulatory approval. We expect to invest selectively in areas outside of drug-eluting stent and CRM technologies, primarily on technologies where we have already made significant investments, including neuromodulation, endoscopic systems, carotid stenting and bifurcation stenting, but may also extend into other medical device opportunities. However, given their early stage of development, there can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.

Our acquisitions and alliances are intended to expand further our ability to offer our customers effective, quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate acquired businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, may be dilutive to our earnings and may require additional financing, depending on their size and nature. Further, in connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development projects. As we continue to undertake strategic initiatives, it is reasonable to assume that we will acquire additional in-process research and development projects. It is reasonable to assume that we will record an in-process research and development charge in conjunction with the final purchase accounting for the Guidant acquisition; however, the amount of the charge cannot be determined. at this time.

In addition, we have entered a significant number of strategic alliances with privately-held and publicly-traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy and we will continue to seek market opportunities and growth through selective strategic alliances and acquisitions. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

During the remainder of 2006, we intend to reprioritize our internal research and development project portfolio and our external investment portfolio.  This reprioritization may result in our decision to sell, discontinue or otherwise reduce the funding of certain projects, operations or assets.  Any proceeds from sales, or any increases in operating cash flows, resulting from actions following our portfolio review may be used to reduce debt incurred to fund the Guidant merger, or may be re-invested in other research and development projects or other operational initiatives.  In addition, future decisions to discontinue, sell or reduce funding levels of certain projects, operations or assets may result in asset write-downs.

Our agreement to distribute certain guidewire and sheath products expired during the first quarter of 2006. Management has identified and launched some replacements for these products. The sales level associated with the replacement products is expected to be less than that of our previously distributed products, but is not expected to have a significant impact on our consolidated results.

Reimbursement and Funding

Our products are purchased by hospitals, doctors and other healthcare providers who are reimbursed by third-party payors, such as governmental programs (e.g. Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payor. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.  There is no way of predicting the outcome of these initiatives, nor their impact on our operating results.

On April 12, 2006, the Centers for Medicare & Medicaid Services (CMS) released proposed policy changes and annual updates to Medicare’s Inpatient Prospective Payment System for fiscal year 2007.  CMS is proposing significant revisions to the methodology for calculating reimbursement rates and is also proposing to severity-adjust reimbursements under the system.  The CMS proposal calls for implementing the changes to the reimbursement rate methodology in 2007 and severity-adjusted reimbursements in 2008. Under the initial provisions of the proposed rule, 2007 ICD and drug-eluting stent reimbursement rates to hospitals would be reduced by approximately 20 percent or more.  The public will have 60 days to comment on these proposals and we expect the final set of regulations and rates to be announced in early August of 2006 and take effect October 1, 2006. The proposal is still very early in the comment process, and the final policies and methodologies may be significantly different than what has been proposed. At this time, we are unable to predict the magnitude of the final rate adjustments, and therefore cannot assess the ultimate impact of this proposal, if any, on our business.

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

Liquidity and Capital Resources

The following table provides a summary of key performance indicators that we use to assess our liquidity and operating performance:

	Three Months Ended March 31,
in millions	2006	2005
Cash provided by operating activities	$564	$441
Cash (used for)/provided by investing activities	(847)	78
Cash provided by/(used for) financing activities	677	(985)
EBITDA(1)	568	579

Management uses EBITDA  to assess operating performance and believes it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included a charge of $73 million for the first quarter of 2005.

(1) The following table represents a reconciliation between EBITDA and net income:

	Three Months Ended March 31,
in millions	2006	2005
EBITDA	$568	$579
Interest income	9	9
Depreciation and amortization	(77)	(67)
Stock-based compensation	(32)	(4)
Interest expense	(37)	(23)
Income taxes	(99)	(136)
Net income	$332	$358

Operating Activities

The increase in cash generated by our operating activities was primarily related to changes in operating assets and liabilities during 2006. Significant cash flow effects from operating assets and liabilities in the first quarter of 2006 included sources of cash of approximately $105 million attributable to taxes payable and other liabilities; $70 million attributable to other assets; offset by a use of cash of approximately $37 million attributable to trade accounts receivable. The increase in taxes payable and other liabilities primarily related to establishment of our tax provision for the first quarter of 2006. The decrease in other assets is primarily related to a decrease in taxes receivable due to the receipt of tax refunds during the quarter. The increase in trade accounts receivable primarily related to our net sales growth during the first quarter of 2006.

Investing Activities

We made capital expenditures of $49 million during the first quarter of 2006 as compared to $99 million for the same period in the prior year. The decrease primarily related to significant capital expenditures incurred in the prior year to enhance our manufacturing and distribution capabilities. We expect to incur capital spending of approximately $400 million for the remainder of 2006, which includes additional capital expenditures to integrate Guidant, upgrade our existing quality systems and support further growth in our Endosurgery group and Neuromodulation division.

Our investing activities during the first quarter of 2006 included $752 million of net payments for our anticipated acquisition of Guidant and payments for strategic alliances with both privately held and publicly traded entities; and $210 million of contingent payments associated with Advanced Bionics Corporation.

Financing Activities

Our cash flow from financing activities reflects issuances and repayments of debt; payments for share repurchases; and proceeds from stock issuances related to our equity incentive programs

Debt

The following table provides a summary at March 31, 2006 and December 31, 2005 of our net debt:

	March 31,	December 31,
in millions	2006	2005
Short-term debt	$806	$156
Long-term debt	1,836	1,864
Gross debt	2,642	2,020
Less: cash, cash equivalents and marketable securities	1,083	848
Net debt	$1,559	$1,172

We had outstanding borrowings of $2,642 million at March 31, 2006 at a weighted average interest rate of 5.69 percent as compared to outstanding borrowings of $2,020 million at December 31, 2005 at a weighted average interest rate of 4.80 percent. During the quarter, we increased our borrowings under our credit and security facility and our revolving credit facilities by $799 million and repaid $149 million in commercial paper borrowings. We used net proceeds from debt issuances of $650 million primarily to fund a $705 million merger termination fee reimbursement to Guidant, in connection with Guidant’s termination of its merger agreement with Johnson & Johnson.

At March 31, 2006, our revolving credit facilities totaled approximately $2,020 million. Our use of these borrowings is unrestricted and the borrowings are unsecured. Our revolving credit facilities provide us with borrowing capacity and support our commercial paper program. At March 31, 2006, we had $450 million in outstanding borrowings under our revolving credit facilities at a weighted average interest rate of 5.05 percent, and no commercial paper borrowings.  At December 31, 2005, we had no outstanding borrowings under our revolving credit facilities, and commercial paper borrowings of $149 million at a weighted average interest rate of 4.11 percent.  In conjunction with completing the Guidant acquisition, we replaced our existing revolving credit facilities with new credit facilities. See Guidant Acquisition below for further discussion regarding these new credit facilities.

During March 2006, we increased our credit and security facility that is secured by our U.S. trade receivables from $100 million to $350 million. We had $350 million in outstanding borrowings under our credit and security facility at a weighted average interest rate of 4.96 percent at March 31, 2006, as compared to no outstanding borrowings at December 31, 2005.  We may extend this credit and security facility for an additional 364 days when it expires in August 2006.

Guidant Acquisition

The aggregate consideration paid to former Guidant shareholders approximated $27.5 billion, consisting of approximately 577 million shares of our common stock and approximately $14.5 billion in cash. At the effective time of the acquisition, each share of Guidant common stock was converted into (i) $42.00 in cash,  (ii) 1.6799 shares of Boston Scientific common stock and (iii) an additional

$0.28 in cash as interest. See Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this quarterly report for further details on the transaction. Under the terms of the Abbott transaction agreement and at the closing of the Abbott transaction, Abbott (1) paid an initial purchase price of $4.1 billion in cash plus potential future earn-out payments for the Guidant vascular and endovascular businesses, (2) extended a five-year subordinated loan of $900 million to Boston Scientific at a 4.00 percent annual interest rate, and (3) purchased $1.4 billion in shares of Boston Scientific common stock at an average price of $21.66 per share.

To finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million loan from Abbott. In addition, as a part of the financing, we terminated our existing revolving credit facilities and established a $2.0 billion five-year revolving credit facility. The term loan, interim credit facility and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of our long-term, senior unsecured, corporate credit ratings from Moody’s Investor Service, Inc., Standard & Poor’s Rating Services (S&P), and Fitch Ratings. Our credit ratings were downgraded by Moody’s (from A3 to Baa3), S&P (from A to BBB+) and Fitch (from A to BBB) from December 31, 2005 to the period following the acquisition, and remain investment grade. We expect to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years.

In April 2006, we increased the interest rate payable on each of our $400 million 5.50 percent November 2015 Notes and our $350 million 6.25 percent November 2035 Notes by 0.75 percent in connection with our credit ratings being downgraded as a result of the Guidant acquisition. Subsequent upgrades to our long-term senior, unsecured debt credit ratings may result in a decrease in the interest rate adjustment. The interest rate adjustment will be permanently terminated when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

In March 2006, we filed a new public registration statement with the SEC. We issued approximately 65 million shares to Abbott in April 2006 that were registered under a registration statement filed with the SEC in March 2006. During the second quarter of 2006, we intend to issue up to $1.5 billion in senior notes under this registration statement in order to refinance any borrowings outstanding under the interim credit facility and to fund other amounts relative to the Guidant acquisition.

During the first quarter of 2006, we increased our authorized common stock from 1,200,000,000 shares to 2,000,000,000 shares in anticipation of our acquisition of Guidant.

Contractual Obligations and Commitments

Certain of our business combinations involve the payment of contingent consideration. Certain of these payments are determined based on multiples of the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments that will have to be made. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At March 31, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4 billion, some of which may be payable in our common stock. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2006 through 2017. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion.

Legal Matters

The medical device market in which we primarily participate is in large part technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this quarterly report identifies all material developments with regard to any matters of litigation disclosed in our Form 10-K for the year ended December 31, 2005 or instituted since December 31, 2005. Note I to our unaudited condensed consolidated financial statements contained in this quarterly report also discloses all material litigation with regard to the Guidant business acquired.

Product Liability Costs and Securities Litigation Claims

We are substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against us. We accrue anticipated costs of litigation and loss for product liability and securities litigation claims based on historical experience, or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. Our accrual for product liability and securities litigation claims (excluding Guidant) was $19 million at March 31, 2006 and $15 million at December 31, 2005. In connection with the acquisition of Guidant, the number of product liability claims and other litigation, including private securities litigation and shareholder derivative suits, we are subject to significantly increased. In addition, product liability and securities litigation claims against us will likely be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this quarterly report identifies all material developments with regard to any matters of litigation disclosed in our Form 10-K for the year ended December 31, 2005 or instituted since December 31, 2005. Note I to our unaudited condensed consolidated financial statements contained in this quarterly report also discloses material litigation with regard to the Guidant business acquired.

New Accounting Pronouncements

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

We adopted Statement No. 123(R) on January 1, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. In accordance with this method of adoption, prior period results of operations and financial position have not been restated to reflect the impact of stock-based compensation. Prior to the adoption of Statement No. 123(R), we accounted for options using the intrinsic value method under the guidance of APB No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

In the first quarter of 2006, we recognized stock-based compensation expense of $32 million before-tax ($22 million after-tax, or $0.03 per share). This stock-based compensation expense included expense associated with non-vested stock awards of $12 million ($9 million after-tax, or $0.01 per share).

Under the provisions of Statement No. 123(R), we will recognize the following future expense for awards granted as of March 31, 2006:

	Unrecognized Compensation Cost	Weighted-Average Remaining Vesting Period
in millions	(in millions)*	(in years)
Stock options	$85	3.4
Non-vested stock awards	160	4.3
	$245	4.0

* Amounts presented represent compensation cost, net of 20% assumed forfeitures.

We generally recognize compensation expense for our stock awards issued subsequent to the adoption of Statement No. 123(R) ratably over the substantive vesting period. Prior to the adoption of Statement No. 123(R), we allocated the pro forma compensation expense for stock options over the vesting period using an accelerated attribution method. We will continue to amortize compensation expense related to stock options granted prior to the adoption of Statement No. 123(R) using an accelerated attribution method.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We currently expect, based on an analysis of our historical forfeitures, that approximately 80 percent of our options will actually vest, and we have therefore applied a 20 percent forfeiture rate in determining the stock-based compensation charge recorded. We will re-evaluate this estimate periodically and adjust the forfeiture rate on a prospective basis as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that actually vest.

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

•
Our ability to launch our TAXUS Express[2] stent system in Japan during the first half of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS Liberté stent system, in the U.S. late in 2006 and to maintain or expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

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

Litigation and Regulatory Compliance

•	The effect of litigation, risk management practices including self-insurance, and compliance activities on the loss contingency, legal provision and cash flow of both Boston Scientific and Guidant;

•	The impact of stockholder derivative and class action, patent, product liability and other litigation on both Boston Scientific and Guidant;

•
Any conditions imposed in resolving, or any inability to resolve, outstanding warning letters or other FDA matters, as well as risks generally associated with regulatory compliance, quality systems standards and complaint-handling of both Boston Scientific and Guidant; and

•	Costs associated with the incremental compliance and quality initiatives of both Boston Scientific and Guidant.

Innovation

•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected revenue growth over the next twelve months;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our ability to develop products and technologies successfully in addition to our TAXUS drug-eluting stent technology;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated;

•	Our decision to exercise options to purchase certain companies party to our strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

International Markets

•	Increasing dependence on international net sales to achieve growth;

•	Risks associated with international operations including compliance with local legal and regulatory requirements; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations and capital expenditures, as well as our strategic investments over the next twelve months and to maintain borrowing flexibility beyond the next twelve months;

•	Our ability to access the public capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our floating-rate debt;

•	Our ability to maintain investment-grade credit ratings;

•	Our ability to maintain a 23 percent effective tax rate, excluding certain charges, during the remainder of 2006 and to recover substantially all of our deferred tax assets; and

•	Our ability to align expenses with future expected revenue levels and reallocate resources to support our future growth.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee; and

•	Risks associated with our acquisition of Guidant Corporation, including, among other things, the indebtedness we have incurred and the integration challenges we will face.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in Boston Scientific and Guidant’s filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our currency risk relates primarily to foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3,609 million at March 31, 2006 and $3,593 million at December 31, 2005. We recorded $162 million of other assets and $50 million of other liabilities to recognize the fair value of these derivative instruments at March 31, 2006 as compared to $176 million of other assets and $55 million of other liabilities recorded at December 31, 2005. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $129 million at March 31, 2006 and at December 31, 2005. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $157 million at March 31, 2006 and at December 31, 2005. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $1,000 million at March 31, 2006 and $1,100 million at December 31, 2005. The decrease in the notional amount is due to our termination of $1,100 million in hedge contracts related to certain of our existing senior notes, offset by $1,000 million of U.S. Treasury hedges related to our anticipated senior note issuance in connection with the Guidant acquisition. We recorded $10 million of other assets to recognize the fair value of our interest rate derivative instruments at March 31, 2006 as compared to $21 million of other assets and $7 million of other liabilities recorded at December 31, 2005. A one percent increase in interest rates would increase the derivative instruments’ fair value by $56 million at March 31, 2006 as compared to a decrease of $74 million at December 31, 2005. A one percent decrease in interest rates would decrease the derivative instruments’ fair value by $65 million at March 31, 2006 as compared to an increase of $80 million at December 31, 2005. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our anticipated senior note issuance in connection with the Guidant acquisition.

Subsequent to the Guidant acquisition, approximately $6.0 billion of our borrowings are subject to variable interest rates, while approximately $2.8 billion are at fixed interest rates. Our variable interest rate borrowings are partially offset by our cash and cash equivalent balances of $1.1 billion as March 31, 2005. We expect to issue up to $1.5 billion of fixed rate senior notes, of which $700 million of the proceeds will be used to refinance the interim credit facility used to finance the Guidant acquisition. We may use interest rate derivative instruments to manage the remaining net exposure in our floating rate borrowings.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1.        LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in Boston Scientific’s Annual Report on Form 10-K for the year ended December 31, 2005, and Item IA. Risk Factors and Item 7A. Cautionary Factors in Guidant’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results.  The risks described in Boston Scientific’s and Guidant’s Annual Report on Form 10-K are not the only risks facing our company.

On April 12, 2006, the Centers for Medicare & Medicaid Services (CMS) released proposed policy changes and annual updates to Medicare’s Inpatient Prospective Payment System for 2007.  CMS is proposing significant revisions to the methodology for calculating reimbursement rates and is also proposing to severity-adjust reimbursements under the system. The CMS proposal calls for implementing the changes to the reimbursement rate methodology in 2007 and severity-adjusted reimbursements in 2008. Under the initial provisions of the proposed rule, 2007 ICD and drug-eluting stent reimbursement rates to hospitals would be reduced by approximately 20 percent or more.  While this is still a proposal, there can be no assurances that the final rule adopted by CMS would not have a material adverse effect on our business, financial condition or results of operations.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders of the Company was held on March 31, 2006, at which the Company’s stockholders voted on a proposal:

(i)
to adopt an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock of the Company from 1,200,000,000 shares to 2,000,000,000 shares; and

(ii)
to approve the issuance of shares of common stock of the Company to the shareholders of Guidant Corporation pursuant to the terms of the Merger Agreement dated as of January 25, 2006 among the Company, Galaxy Merger Sub, Inc. and Guidant Corporation.

A total of 626,839,985 shares, or approximately 76%, of the Company’s common stock were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:

(i)
The adoption of an amendment to the Company’s Second Restated Certificate of Incorporation, as amended, to increase the authorized number of shares of common stock of the Company from 1,200,000,000 shares to 2,000,000,000 shares was approved by a vote of 608,156,660 shares voting for, 15,631,986 shares voting against and 3,051,339 shares abstaining.

(ii)
The approval to issue shares of common stock of the Company to the shareholders of Guidant Corporation pursuant to the terms of the Merger Agreement dated as of January 25, 2006 among the Company, Galaxy Merger Sub, Inc. and Guidant Corporation was approved by a vote of 607,263,205 shares voting for, 16,475,185 shares voting against and 3,101,595 shares abstaining.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2006.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Chief Financial Officer and Executive Vice President - Finance and Administration