Form 10-Q
period 2006-06-30
BOSTON SCIENTIFIC CORP
filed 2006-08-09
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: June 30, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of July 31, 2006

Common Stock, $.01 Par Value	1,472,439,741

Page 1 of 81 Pages
Exhibit Index on Page 80

PART I
FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2006	2005	2006	2005
Net sales	$2,110	$1,617	$3,730	$3,232
Cost of products sold	677	357	1,051	701
Gross profit	1,433	1,260	2,679	2,531

Selling, general and administrative expenses	728	471	1,198	902
Research and development expenses	283	166	469	325
Royalty expense	65	58	120	122
Amortization expense	165	36	203	67
Purchased research and development	4,117	203	4,117	276
	5,358	934	6,107	1,692
Operating income (loss)	(3,925)	326	(3,428)	839

Other income (expense):
Interest expense	(111)	(14)	(148)	(37)
Fair-value adjustment for the sharing of proceeds feature of the Abbott stock purchase	(87)		(87)
Other, net	(63)	(1)	(92)	3
Income (loss) before income taxes	(4,186)	311	(3,755)	805
Income taxes	76	106	175	242
Net income (loss)	$(4,262)	$205	$(3,930)	$563

Net income (loss) per common share - basic	$(3.21)	$0.25	$(3.66)	$0.68

Net income (loss) per common share - assuming dilution	$(3.21)	$0.24	$(3.66)	$0.67

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

in millions, except share data	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,157	$689
Marketable securities		159
Trade accounts receivable, net	1,519	932
Inventories	797	418
Deferred income taxes	513	152
Prepaid expenses and other current assets	419	281
Total current assets	4,405	2,631

Property, plant and equipment, net	1,656	1,011
Investments	573	594
Other assets	229	225
Intangible assets, net	23,748	3,735
Total Assets	$30,611	$8,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year	$6	$156
Accounts payable and accrued expenses	1,509	1,229
Income taxes payable	519	17
Other current liabilities	139	77
Total current liabilities	2,173	1,479

Long-term debt	8,892	1,864
Deferred income taxes	3,092	262
Other long-term liabilities	1,568	309
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares, 1,486,407,560 shares issued at June 30, 2006 and 844,565,292 shares issued at December 31, 2005	15	8
Treasury stock, at cost - 15,450,988 shares at June 30, 2006 and 24,215,559 shares at December 31, 2005	(455)	(717)
Other stockholders’ equity	15,326	4,991
Total stockholders’ equity	14,886	4,282
Total Liabilities and Stockholders’ Equity	$30,611	$8,196

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

	Six Months Ended June 30,
in millions	2006	2005
Cash provided by operating activities	$999	$680

Investing activities:
Net purchases of property, plant and equipment	(129)	(188)
Net maturities of marketable securities	159	159
Payments for the acquisition of Guidant	(15,393)
Cash acquired from Guidant acquisition, including proceeds from Guidant’s sale of its vascular and endovascular businesses	6,740
Payments for acquisitions of businesses, net of cash acquired		(174)
Payments related to prior year acquisitions	(275)	(20)
Net payments for investments in companies and acquisitions of certain technologies	(36)	(121)
Cash used for investing activities	(8,934)	(344)

Financing activities:
Debt
Net (decrease) increase in commercial paper	(149)	212
Net proceeds from (payments on) revolving borrowings, notes payable, capital leases and long-term borrowings	7,041	(526)
Equity
Purchases of common stock for treasury		(666)
Proceeds from issuances of shares of common stock to Abbott	1,400
Proceeds from issuances of shares of common stock to option holders	108	53
Cash provided by (used for) financing activities	8,400	(927)
Effect of foreign exchange rates on cash	3	(7)
Net increase (decrease) in cash and cash equivalents	468	(598)
Cash and cash equivalents at beginning of period	689	1,296
Cash and cash equivalents at end of period	$1,157	$698

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific’s Annual Report on Form 10-K for the year ended December 31, 2005.

On April 21, 2006, the Company consummated the acquisition of Guidant Corporation. Prior to the Company’s acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular businesses and has agreed to share the drug-eluting technology it acquired from Guidant with Boston Scientific. See Note B- Guidant Acquisition and Abbott Transaction for further details regarding the transaction.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note J - Segment Reporting for further details.

NOTE B - GUIDANT ACQUISITION AND ABBOTT TRANSACTION

Guidant Acquisition

On April 21, 2006, the Company acquired 100 percent of the fully diluted equity of Guidant. Guidant is a world leader in the treatment of cardiac and vascular disease. This acquisition enables the Company to become a major provider in the more than $9 billion global cardiac rhythm management (CRM) business, significantly diversifying its revenue stream across multiple business segments and enhancing its overall competitive position and growth potential.

The aggregate purchase price of approximately $28.4 billion included: approximately $14.5 billion in cash; 577 million shares of the Company’s common stock at an estimated fair value of approximately $12.5 billion; approximately 40 million of the Company’s stock options granted to Guidant employees at an estimated fair value of approximately $450 million; approximately $97 million associated with the buyout of options of certain former Guidant employees; and approximately $794 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant.  In conjunction with the acquisition, and partially offsetting the purchase price, the Company acquired approximately $6.7 billion of cash, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular businesses to Abbott. The remaining cash relates to cash on hand at the time of closing.

Upon the closing of the acquisition, each share of Guidant common stock (other than shares owned by Guidant, Galaxy Merger Sub and Boston Scientific) was converted into (i) $42.00 in cash and (ii) 1.6799 shares of Boston Scientific common stock. In addition, Guidant shareholders received payments of $0.0132 in cash per share for each day beginning on April 1 through the closing date of April 21, representing an additional $0.28 per share.

The Company will incur integration and restructuring costs as it integrates certain operations of Guidant. No assurances can be made that the Company will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, merger-related, integration and restructuring costs over time.

To finance the cash portion of the Guidant acquisition, the Company borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million loan from Abbott Laboratories. See Note H-Borrowings and Credit Arrangements for further details regarding the debt issued to finance the cash portion of the Guidant acquisition.

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

Abbott Transaction

On April 21, 2006, before the closing of the Boston Scientific-Guidant transaction, Abbott acquired Guidant’s vascular intervention and endovascular businesses for:

•	an initial payment of $4.1 billion in cash at the Abbott transaction closing;

•	a milestone payment of $250 million upon receipt of an approval from the U.S. FDA within ten years after the Abbott transaction closing to market and sell an everolimus-eluting stent in the U.S.; and

•
a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labour and Welfare within ten years after the Abbott transaction closing to market and sell an everolimus-eluting stent in Japan.

In addition, Abbott loaned Boston Scientific $900 million on a subordinated basis. See Note H-Borrowings and Credit Arrangements for further details regarding the Abbott loan.

Further, Abbott purchased from Boston Scientific approximately 65 million shares of the Company’s common stock for $1.4 billion, or $21.66 per share. Abbott has agreed not to sell any of these shares of Boston Scientific common stock for six months following the Abbott transaction closing unless the average price per share of Boston Scientific common stock over any consecutive 20 day trading period during that six month period exceeds $30.00. In addition, during the 18-month period following the Abbott transaction closing, Abbott will not, in any one-month period, sell more than 8.33 percent of these shares of Boston Scientific common stock. Abbott must sell all of these shares of Boston Scientific common stock no later than 30 months following April 21, 2006. Abbott must apply a portion of the net proceeds from its sale of these shares of Boston Scientific common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to Boston Scientific ( “sharing of proceeds feature”).

The Company determined the fair value of the sharing of proceeds feature of the Abbott stock purchase as of April 21, 2006 to be $102 million and recorded this amount as an asset received in connection with the sale of the Guidant vascular intervention and endovascular surgery business to Abbott. The Company re-valued this instrument at June 30, 2006, and recorded an expense of $87 million during the quarter to reflect the change in fair value. The Company will record fair value adjustments on this feature until all of the underlying shares are sold by Abbott. As of June 30, 2006, the Company has an asset of $15 million remaining, which reflects the estimated fair value of this feature as of June 30, 2006.

Approximately 18 months following the Abbott transaction closing, Boston Scientific will issue to Abbott additional shares of Boston Scientific common stock having an aggregate value of up to $60 million (based on the average closing price of Boston Scientific common stock during the 20 consecutive trading day period ending five trading days prior to the date of issuance of those shares) to reimburse Abbott for the cost of borrowing $1.4 billion to purchase the shares of Boston Scientific common stock. The Company has recorded the $60 million of stock to be issued as a liability assumed in connection with the sale of Guidant’s vascular intervention and endovascular businesses to Abbott.

Prior to the Abbott transaction closing, Boston Scientific and Abbott entered into a transition services agreement under which (1) Boston Scientific will provide or make available to the Guidant vascular and endovascular businesses acquired by Abbott those services, rights, properties and assets of Guidant that were not included in the assets purchased by Abbott and that are reasonably required by Abbott to enable them to conduct the Guidant vascular and endovascular businesses substantially as conducted at the time of the Abbott transaction closing; and (2) Abbott will provide or make available to Boston Scientific those services, rights, properties and assets reasonably required by Boston Scientific to enable it to conduct the business conducted by Guidant, other than the Guidant vascular and endovascular businesses, in substantially the same manner as conducted as of the Abbott transaction closing, to the extent those services, rights, properties and assets were included in the assets purchased by Abbott. These transition services will be made available at prices based on costs incurred in performing the services.

Purchase Price

The Company has accounted for the acquisition of Guidant as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Guidant were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Boston Scientific.  The purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities, primarily the determination of any amounts that may be paid as a result of assumed product liability claims. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates.  Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates.   These estimates were based on assumptions that the Company believes to be reasonable.  However, actual results may differ from these estimates.

The preliminary purchase price is as follows (amounts in millions):

Consideration to Guidant
Cash portion of consideration	$14,527
Fair value of Boston Scientific common stock	12,514
Fair value of Boston Scientific options exchanged for Guidant stock options	450
Buyout of options for certain former employees	97
27,588
Other acquisition-related costs
Johnson & Johnson termination fee	705
Other estimated acquisition-related costs	89
$28,382

The fair value of the Boston Scientific stock options exchanged for Guidant options was estimated using a Black-Scholes option pricing model. The fair value of the stock-options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life (in years):	2.4
Expected volatility:	30 percent
Risk free interest rate:	4.92 percent
Stock price on date of grant:	$22.49
Weighted-average exercise price:	$13.11

Preliminary Purchase Price Allocation

The following chart summarizes the Guidant preliminary purchase price allocation:

in millions
Cash	$6,740
Intangible assets subject to amoritization	7,719
Goodwill	12,452
Other assets	2,571
Purchased research and development	4,169
Current liabilities	(1,510)
Deferred tax liabilities	(2,889)
Other long-term liabilities	(870)
$28,382

The deferred tax liability primarily relates to the tax impact of future amortization associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

in millions	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rate used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$6,142	25 years	10%-16%
Technology - developed	885	6 years	10%
Customer relationships	688	15 years	10%-13%
Other	4	10 years	10%
	$7,719	22 years

Goodwill	$12,452
Purchased research and development	4,169		13%-17%

The Company believes that the estimated intangible assets so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development. The Company valued and accounted for the identified intangible assets from its 2006 acquisition of Guidant in accordance with its policy described in the Critical Accounting Policies section of its 2005 Annual Report on Form 10K.

Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the cardiac rhythm management market; the value of Guidant’s highly trained assembled work force as of the acquisition date; the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers; the incremental value to the Company’s existing interventional cardiology franchise from having two drug-eluting stent platforms; and the synergies expected to result from combining infrastructure, reducing combined operational spend and program reprioritization. The goodwill acquired in the Guidant acquisition is not deductible for tax purposes.

The core technology consists of technical processes, intellectual property, and the institutional understanding with respect to products or processes that have been developed by Guidant and that will be leveraged in future products or processes. Core technology represents know-how, patented and unpatented technology, testing methodologies and hardware that will be carried forward from one product generation to the next. Over 90 percent of the value assigned to core technology is associated with Guidant’s CRM products and includes battery and capacitor technology, lead technology, software algorithms, and interfacing for shocking and pacing. The Company determined that the estimated useful life of the core technology is between 20 and 25 years.

The developed technology acquired from Guidant represents the value associated with currently marketed products that have received FDA approval as of the acquisition date. Guidant’s currently marketed products include:

•
Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including implantable cardiac resynchronization therapy defibrillator systems used to treat heart failure;

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker systems used to treat heart failure; and

•	Cardiac surgery systems to perform cardiac surgical ablation, endoscopic vein harvesting and clampless beating-heart bypass surgery.

The currently marketed products primarily include products within the Insignia, Prizm, Vitality, Contak TR and Contak Renewal CRM product families, the VASOVIEW® Endoscopic Vein Harvesting System, FLEX Microwave Systems and the ACROBAT™ System. The Company determined that the estimated useful life of the developed technology is between 2 and 10 years.

Customer relationships represent the estimated fair value of the non-contractual customer relationships Guidant had with physician customers as of the acquisition date. The primary physician users of Guidant’s largest selling products include electrophysiologists, implanting cardiologists, cardiovascular surgeons, and cardiac surgeons. These relationships were valued separately from goodwill as Guidant (a) has information about and has regular contact with its physician customers and (b) the physician customers have the ability to make direct contact with Guidant. The Company used the income approach to estimate the fair value of customer relationships as of the acquisition date. The Company determined that the estimated useful life of the intangible assets associated with the existing customer relationships is 15 years.

Purchased Research and Development

The $4,169 million purchased research and development associated with the Guidant acquisition primarily consists of approximately $3,260 million for acquired CRM-related products and approximately $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes an expense of approximately $369 million that represents the estimated fair value of the two potential milestone payments of up to $500 million that may be received from Abbott for its acquisition of Guidant’s vascular intervention and endovascular businesses. The amounts were recorded as purchased research and development at the acquisition date as their receipt is dependent on future research and development activity and regulatory approvals, and the asset has no alternative future use as of the acquisition date. The milestone payments, if received, will be recognized as a gain in the Company’s financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the Frontier® platform for next generation CRM products and rights to the everolimus-eluting stent technology. Frontier represents Guidant’s next generation CRM pulse generator platform that will incorporate new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. This platform will be leveraged across all CRM product lines to treat electrical dysfunction in the heart. The Company expects to commercially launch various Frontier-based products in the U.S. in the next 12 to 36 months, pending favorable resolution of Guidant’s warning letter and subject to regulatory approval.    See Note I - Commitments and Contingencies for further description of Guidant’s warning letter. For purposes of valuing the acquired purchased research development, the Company estimated total costs to complete the Frontier platform of approximately $250 million. The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug eluting stent technology shared with Abbott as part of the Abbott Transaction.   The Company expects to launch a first-generation everolimus-eluting stent, supplied by Abbott, in Europe in early 2007 and in the U.S. in 2008; and an internally manufactured next-generation everolimus-eluting stent in Europe in 2010 and in the U.S. in 2011. The Company estimated approximately $150 million of costs to complete the everolimus-eluting stent technology projects.

For the in-process projects the Company acquired in connection with the acquisition of Guidant, it used risk-adjusted discount rates that ranged from 13 percent to 17 percent to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. The Company valued and accounted for the purchased research and development from its 2006 acquisition of Guidant in accordance with its policy described in the Critical Accounting Policies section of the Company’s 2005 Annual Report filed on Form 10K.

Pro Forma Results of Operations

The Company’s condensed consolidated financial statements include Guidant’s operating results from the date of acquisition, April 21, 2006. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Guidant as if the acquisition, the Abbott transaction and the financing for the acquisition, had occurred at the beginning of each of the periods presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the merger and (ii) factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the merger, the sale of the Guidant vascular and endovascular businesses to

Abbott and the financing transactions with Abbott and other lenders been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined Company after completion of the acquisition. Pro forma adjustments are tax-effected at the Company’s effective tax rate.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in millions, except per share data	2006	2005	2006	2005

Net sales	$2,213	$2,304	$4,442	$4,607
Net loss	(4,411)	(4,456)	(4,327)	(4,129)

Net loss per share - basic	$(3.01)	$(3.03)	$(2.96)	$(2.80)
Net loss per share - assuming dilution	$(3.01)	$(3.03)	$(2.96)	$(2.80)

The pro forma net loss for second quarter of 2006 and 2005 includes $120 million for the amortization of purchased intangible assets. The pro forma net loss for the first half of 2006 and 2005 includes $240 million for the amortization of purchased intangible assets. The unaudited pro forma financial information for each period presented also includes the following non-recurring charges: purchased research and development obtained as part of the Guidant acquisition; the charge to step-up the value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase. In connection with the accounting for the acquisition of Guidant, the Company wrote-up inventory acquired from manufacturing cost to fair value resulting in an increase in inventory of $280 million. During the second quarter of 2006, the Company recorded $185 million for the step-up value of acquired Guidant inventory sold during the quarter. As of June 30, 2006, the Company had approximately $95 million of inventory step-up value remaining in inventory and expects to recognize this step-up value as cost of products sold during the third quarter of 2006.

NOTE C - STOCK-BASED COMPENSATION

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB No. 25, Accounting for Stock Issued to Employees and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

In the second quarter of 2006, the Company recognized stock-based compensation expense of $31 million before-tax ($23 million after-tax, or $0.02 per share). The Company allocated the stock-based compensation expense as follows: $2 million to cost of products sold, $23 million to selling, general and administrative expenses and $6 million to research and development expense.  In the second quarter of 2006, as a result of adopting Statement No. 123(R), the Company’s loss before income taxes was $16 million higher and its net loss was $11 million higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share was $0.01 higher than if the Company had continued to account for share-based compensation under APB No. 25.

In the first half of 2006, the Company recognized stock-based compensation expense of $63 million before tax ($45 million after-tax, or $0.04 per share). The Company allocated the stock-based compensation expense as follows: $8 million to cost of products sold, $43 million to selling, general and administrative expenses and $12 million to research and development expense.  In the first half of 2006, as a result of adopting Statement No. 123(R), the Company’s loss before income taxes was $36 million higher and its net loss was $24 million higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share was $0.02 higher than if the Company had continued to account for share-based compensation under APB No. 25.

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

During the first quarter of 2006, the Company granted a special market-based award of 2,000,000 deferred stock units to its chief executive officer. The attainment of this award is based on the individual’s continued employment and the Company’s stock reaching certain specified prices as of December 31, 2008 and December 31, 2009. The Company estimates that the award will result in approximately $30 million of expense, which will be recognized in the Company’s statement of operations using an accelerated attribution method through 2009.

Stock Options

Option Valuation

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of its stock options. In conjunction with the Guidant acquisition, the Company converted certain outstanding Guidant options into approximately 40 million Boston Scientific options. See Note B- Guidant Acquisition and Abbott Transaction for fair value and valuation assumptions related to those awards. The fair value for all other options granted during the three and six month periods ended June 30, 2006 and 2005 was calculated using the following estimated weighted average assumptions:
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Options granted (in thousands)	1,463	197	4,087	3,705
Weighted-average exercise price	$21.16	$30.87	$23.27	$33.92
Weighted-average grant-date fair value	$7.56	$11.10	$8.07	$13.06

Black-Scholes Assumptions
Expected volatility	30%	36%	30%	37%
Expected term (in years)	5	5	5	5
Risk-free interest rate	4.85%-5.08%	3.65%-3.79%	4.26%-5.08%	3.37%-3.94%

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

Expected Dividend Yield

The Company has not historically paid cash dividends to its shareholders. The Company currently does not intend to pay dividends, and intends to retain all of its earnings to repay indebtedness and invest in the continued growth of its business. Therefore, the Company has assumed an expected dividend yield of zero in its grant-date fair value assessment.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied, based on an analysis of its historical forfeitures, an annual forfeiture rate of 8 percent to all unvested stock awards as of June 30, 2006, which represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Most of the Company’s stock awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the award. This approach results in compensation expense being recognized over the vesting period except in the instance of the participant’s actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of Statement No. 123(R), the Company is required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed in the table below for the three and six month periods ended June 30, 2005 would not have been materially impacted.

In 2005, if the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant date consistent with the methodology prescribed by Statement No. 123, net income and net income per share would have been reported as the following pro forma amounts:

in millions, except per share data	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$205	$563
Add: Stock-based employee compensation expense included in net income, net of related tax effects	2	5
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(18)	(35)
Pro forma net income	$189	$533

Net income per common share
Basic
Reported	$0.25	$0.68
Pro forma	$0.23	$0.64

Assuming dilution
Reported	$0.24	$0.67
Pro forma	$0.23	$0.63

Option Activity

Information related to stock options at June 30, 2006 under stock incentive plans is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	50,285	$20
Granted	4,087	23
Exercised	(8,017)	11
Cancelled	(864)	26
Guidant converted options	39,649	13
Outstanding at June 30, 2006	85,140	$18	5	$235
Exercisable at June 30, 2006	68,955	$15	4	$233
Expected to vest as of June 30, 2006	83,051	$18	5	$234

The total intrinsic value of options exercised was $78 million for the second quarter of 2006 and $32 million for the same period in prior year. The total intrinsic value of options exercised was $87 million for the first half of 2006 and $64 million for the same period in the prior year.

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

Award Activity

Information related to non-vested stock awards at June 30, 2006 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	3,834	$30
Granted	5,978	24
Vested	(40)	32
Cancelled	(256)	29
Balance at June 30, 2006	9,516	$26

Unrecognized Compensation Cost

Under the provisions of Statement No. 123(R), the Company will recognize the following future expense for awards granted as of June 30, 2006:

	Unrecognized Compensation Cost (in millions)*	Weighted Average Remaining Vesting Period (in years)
Stock options	$82
Non-vested stock awards	144
	$226	4

* Amounts presented represent compensation cost, net of estimated forfeitures.

Global Employee Stock Ownership Plan (GESOP)

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

In 2006, the Company’s stockholders approved and adopted a new employee stock purchase plan that provides for the granting of options to purchase up to 20 million shares of the Company’s common stock to all eligible employees. The terms and conditions of the 2006 GESOP are substantially similar to the previous GESOP, which expires by its terms in 2007.

The Company uses the Black-Scholes option pricing model to calculate the grant date fair value of shares issued under the GESOP. The Company recognizes expense related to shares purchased through the GESOP ratably over the offering period. During the first six months of 2006, the Company recognized $5 million in expense associated with its GESOP.

NOTE D - COMPREHENSIVE INCOME

The following table provides a summary of the Company’s comprehensive income:
	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2006	2005	2006	2005
Net (loss) income	$(4,262)	$205	$(3,930)	$563
Foreign currency translation adjustment	32	(26)	46	(39)
Net change in derivative financial instruments	(18)	48	(20)	87
Net change in equity investments	(6)	(2)	(20)	46
Comprehensive (loss) income	$(4,254)	$225	$(3,924)	$657

NOTE E - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions, except per share data	2006	2005	2006	2005
Basic
Net (loss) income	$(4,262)	$205	$(3,930)	$563
Weighted average shares outstanding	1,326.8	827.6	1,074.0	831.8
Net (loss) income per common share	$(3.21)	$0.25	$(3.66)	$0.68

Assuming dilution
Net (loss) income	$(4,262)	$205	$(3,930)	$563
Weighted average shares outstanding	1,326.8	827.6	1,074.0	831.8
Net effect of common stock equivalents		12.3		13.3
Total	1,326.8	839.9	1,074.0	845.1
Net (loss) income per common share	$(3.21)	$0.24	$(3.66)	$0.67

Potential common stock equivalents of 11 million for the second quarter and first half of 2005 were excluded from the computation of earnings per share, assuming dilution, because the exercise prices were greater than the average market price of the Company’s common stock during the quarter.

The net effect of common stock equivalents of 20 million were excluded for the second quarter of 2006 and 15 million were excluded for the first half of 2006 due to the Company being in a net loss position.

NOTE F - CONTINGENT CONSIDERATION

Certain of the Company’s business combinations involve the payment of contingent consideration. Certain of these payments are determined based on multiples of the acquired company’s revenue during the earn-out period and, consequently, the Company cannot currently determine the total payments that will have to be made. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At June 30, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that it could be required to make associated with its business combinations is approximately $4 billion, some of which may be payable in the Company’s common stock. The milestones associated with the contingent consideration must be reached in certain future periods through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion. There is no potential contingent consideration payable to the former Guidant shareholders.

NOTE G - OTHER BALANCE SHEET INFORMATION

Components of selected captions in the condensed consolidated interim balance sheets are as follows:

in millions	June 30, 2006	December 31, 2005
Trade Accounts Receivable
Accounts receivable	$1,616	$1,015
Less: allowances	97	83
	$1,519	$932
Inventories
Finished goods	$490	$286
Work-in-process	164	64
Raw materials	143	68
	$797	$418
Property, Plant and Equipment
Property, plant and equipment	$2,588	$1,853
Less: accumulated depreciation	932	842
	$1,656	$1,011
Intangible Assets
Intangible assets	$24,578	$4,404
Less: accumulated amortization	830	669
	$23,748	$3,735
Other Long-Term Liabilities
Other accrued taxes	$1,073	$267
Other long-term liabilities	495	42
	$1,568	$309

Over time, the Company intends to reprioritize its internal research and development project portfolio and its external investment portfolio.  This reprioritization may result in the Company’s decision to sell, discontinue, writedown, or otherwise reduce the funding of certain projects, operations, investments or assets.  Any proceeds from sales, or any increases in operating cash flows, resulting from subsequent reviews may be used to reduce debt incurred to fund the Guidant merger, or may be re-invested in other research and development projects or other operational initiatives.

During the first quarter of 2006, the Company incurred impairment charges of $38 million primarily associated with investment writedowns due primarily to the termination of a gene therapy trial being conducted by one of the Company’s portfolio companies. This trial was suspended in March 2006 and then patient enrollment was terminated in April 2006, although safety and efficacy data will continue to be analyzed in order to measure the endpoint data of this type of therapy. During the second quarter of 2006, the Company recorded $67 million of charges attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances.  The most significant writedown related to one of the Company’s vascular sealing portfolio companies due to continued delays in its technology development and the resulting deterioration in its financial condition.

During the second quarter of 2006, management cancelled the abdominal aortic aneurysm

(AAA) stent-graft program obtained in conjunction with the acquisition of TriVascular. The program cancellation was principally due to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. The cancellation of the AAA program will result in the shut down of the Company’s facility in Santa Rosa, California and the displacement of approximately 300 employees. The shut down activities are expected to be substantially complete during the third quarter of 2006. During the second quarter of 2006, the Company recorded a charge to research and development expenses of approximately $20 million primarily associated with writedowns of fixed assets and a charge to research and development expenses of approximately $10 million associated with severance and related costs in connection with the cancellation of the AAA program.   In addition, the Company recorded an impairment charge related to the remaining TriVascular intangible assets and reversed its accrual for contingent payments recorded in the initial purchase accounting. The effect of the writeoff of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during the second quarter of 2006.

NOTE H - BORROWINGS AND CREDIT ARRANGEMENTS

At June 30, 2006, the Company had outstanding borrowings of $8,898 million at a weighted average interest rate of 6.05 percent as compared to outstanding borrowings of $2,020 million at a weighted average interest rate of 4.80 percent at December 31, 2005. During the first half of 2006, the Company received net proceeds from borrowings of $6,892 million, which it primarily used to finance the cash portion of the Guidant acquisition.

The debt maturity schedule for the Company’s term loan, Abbott loan and senior notes, as of June 30, 2006, is as follows:

in millions	2008	2009	2010	Thereafter	Total
Term Loan	$650	$650	$1,700	$2,000	$5,000
Abbott Loan				900	900
Senior Notes				3,050	3,050
Total	$650	$650	$1,700	$5,950	$8,950

The term loan and Abbott loan are permitted to be prepaid prior to the maturity with no penalty or premium.

During 2006, the Company made the following changes in its financing arrangements:

•
In March 2006, the Company increased its credit and security facility that is secured by its U.S. trade receivables from $100 million to $350 million.  During the third quarter of 2006, the Company extended the maturity of its credit and security facility to August 2007.

•	In March 2006, the Company repaid its commercial paper borrowings that approximated $149 million as of December 31, 2005.

•
In April 2006, to finance the cash portion of the Guidant acquisition, the Company borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott.

•
In April 2006, the Company terminated its existing revolving credit facilities and established a new $2.0 billion five-year revolving credit facility.  The Company repaid all $450 million in borrowings outstanding under its prior revolving credit facilities as of March 31, 2006.

•
The Company’s term loan, interim credit facility and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of its long-term, senior unsecured, corporate credit ratings from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services (S&P). Since December 31, 2005, the Company’s credit ratings were downgraded by Fitch (from A to BBB), Moody’s (from A3 to Baa3) and S&P (from A to BBB+). The Company’s credit ratings are investment grade.

•
The $900 million loan from Abbott bears interest at a fixed 4.00 percent, payable semi-annually. The loan is due on April 21, 2011. The Company has determined that an appropriate risk-adjusted interest rate on the loan from Abbott is 5.25 percent per annum. The Company has recorded the loan at a discount of approximately $50 million and will record interest at an effective rate of 5.25 percent over the term of the loan.

•
In April 2006, the Company increased the interest rate payable on each of its $400 million 5.50 percent November 2015 Notes and its $350 million 6.25 percent November 2035 Notes by 0.75 percent in connection with its credit ratings being downgraded as a result of the Guidant acquisition. Subsequent upgrades to the Company’s long-term senior, unsecured corporate credit ratings may result in a decrease in the interest rate adjustment. The interest rate adjustment will be permanently terminated when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

•	In May 2006, the Company repaid and terminated its $700 million 364-day interim credit facility loan.

•
In June 2006, under a shelf registration previously filed with the SEC, the Company issued $1.2 billion of publicly registered senior notes to fund general corporate purposes, including taxes payable related to Guidant’s asset sale to Abbott and to repay approximately $350 million in borrowings outstanding under its credit and security facility as of March 31, 2006. The Company issued $600 million of senior notes due in 2011 (June 2011 Notes) and $600 million of senior notes due in 2016 (June 2016 Notes).  The June 2011 Notes bear a semi-annual coupon of 6.00 percent and are redeemable prior to maturity.  The June 2016 Notes bear a semi-annual coupon of 6.40 percent and are redeemable prior to maturity.  These Notes represent the final portion of the Company’s permanent financing of the Guidant acquisition.

•
During the quarter ended June 30, 2006, the Company incurred approximately $57 million in fees associated with the financing of the Guidant acquisition. The Company has capitalized these fees as debt issuance costs and will amortize these fees to interest expense over the respective contractual term of the debt instruments.

The Company’s credit facility and term loan agreements require it to maintain a ratio of debt to pro forma EBITDA, as defined by the respective agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. These agreements also require the Company to maintain a ratio of pro forma EBITDA, as defined by the respective agreement, to interest expense of more than or equal to 3.0 to 1.0. As of June 30, 2006, the Company was in compliance with these debt covenants. The ratio of debt to pro forma EBITDA was 3.2 to 1.0 and the ratio of pro forma EBITDA to interest expense was 12.5 to 1.0.

NOTE I - COMMITMENTS AND CONTINGENCIES

The medical device market in which the Company primarily participates is largely technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

Several third parties have asserted that the Company’s current and former stent systems infringe patents owned or licensed by them. Adverse outcomes in one or more of these proceedings could limit the Company’s ability to sell certain stent products in certain jurisdictions, or reduce its operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. The Company has similarly asserted that stent systems or other products sold by these third parties infringe patents owned or licensed by the Company.

The Company is substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against the Company. In connection with the acquisition of Guidant, the number of product liability claims and other legal proceedings, including private securities litigation and shareholder derivative suits, the Company is subject to significantly increased. Product liability and securities litigation claims against the Company may be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases the Company’s potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues anticipated costs of litigation and loss for product liability claims based on historical experience or to the extent specific losses are probable and estimable. The Company records losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.  If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.  The Company’s accrual for legal matters that are probable and estimable was $381 million at June 30, 2006 and $35 million at December 31, 2005. The amounts accrued at June 30, 2006 primarily represent accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, the Company is still assessing certain assumed litigation and product liability claims to determine the amounts, if any, that management believes may be paid as a result of such claims and litigation and therefore, no amounts for such related losses have been accrued.   Unless otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

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

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc., a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006. On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, the Company filed an appeal. A hearing on the appeal has not yet been scheduled.  Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patent. The Company intends to appeal the Court’s decision.

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

On January 13, 2003, Cordis filed suit for patent infringement against the Company and SCIMED alleging the Company’s Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. The Company answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by the Company. On August 4, 2004, the Court granted a Cordis motion to add the Company’s Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that the Company’s TAXUS® Express2™, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. The Company filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Company’s motion was denied. With respect to the Company’s counterclaim a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe the Company’s patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson has moved for reconsideration of the Court’s decision. Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes a patent owned by the Company. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit. The Company expects to replace Abbott for Guidant as a party in this suit as a result of Abbott’s purchase of the Businesses from Guidant. In March 2005, the Company filed a stipulated dismissal as to three of the patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of the Company’s patents. The jury upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson has moved for reconsideration of the Court’s decision. The trial on the second remaining patent against Johnson & Johnson, Cordis and Guidant has been postponed; a summary judgment hearing was held on June 14, 2006.

On March 26, 2002, the Company and Target Therapeutics, Inc., a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and /or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment in favor of the Company finding infringement of one of the patents. On February 3, 2005, the Court granted a stay in the proceedings pending reexamination of two of the patents by the U.S. Patent and Trademark Office. Summary judgment motions on the validity of the remaining patent are pending with one hearing held on September 26, 2005, and another held on November 14, 2005. On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. The trial originally scheduled for September 12, 2006, has been postponed by the Court and a new date has not yet been set.

On May 12, 2004, the Company filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe the Company’s patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis’ infringing acts in The Netherlands will be determined at a later date. Cordis’ appeal of the validity and infringement ruling by The Hague court remains pending. A hearing is scheduled for November 2, 2006.

Litigation with Guidant Corporation

On December 18, 2004, the Company and SCIMED filed suit for patent infringement against Guidant and certain of its subsidiaries alleging that Guidant’s ACCULINK™ stent and ACCUNET™ embolic protection system infringes three U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. In connection with the acquisition of Guidant’s endovascular solutions business by Abbott, this case was dismissed on April 21, 2006.

Litigation with Medtronic, Inc.

On August 13, 1998, Medtronic AVE, Inc., a subsidiary of Medtronic, Inc., filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two patents owned by Medtronic AVE. The suit was filed in the U.S. District Court for the District of Delaware seeking injunctive and monetary relief. On May 25, 2000, Medtronic AVE amended the complaint to include a third patent. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the NIR® stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. On May 26, 2006, the Court confirmed judgment in favor of the Company.

On January 15, 2004, Medtronic Vascular, Inc., a subsidiary of Medtronic, filed suit against the Company and SCIMED alleging the Company’s Express® coronary stent and Express2™ coronary stent infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the District Court of Delaware seeking monetary and injunctive relief. Cross-motions for summary judgment were filed and hearings were held on October 21 and 22, 2004. On January 5, 2005, the Court found the Express coronary stent and Express2 coronary stent not to infringe the patents and on February 2, 2005, issued final judgment in favor of the Company. Medtronic appealed the judgment on March 16, 2005. On May 26, 2006, the Court confirmed judgment in favor of the Company.

On March 1, 2006, Medtronic Vascular filed suit against the Company and SCIMED alleging the Company’s cardiovascular balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On April 25, 2006, the Company filed its answer and counterclaim seeking a declaratory judgment of invalidity and non-infringement.

On August 29, 2003, Medtronic filed a declaratory judgment action against Guidant, Guidant Sales Corp. (GSC), Eli Lilly and Company and Mirowski Family Ventures, L.L.C. (Mirowski) in the District Court for Delaware, challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of a patent relating to cardiac resynchronization therapy and bi-ventricular pacing therapy. The patent is exclusively licensed to Guidant as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, and a bench trial was held in November 2004. On July 19, 2005, the judge issued an order upholding the validity of the patent. Medtronic is appealing this decision to the Court of Appeals for the Federal Circuit, and oral argument for the appeal was held on May 4, 2006.

Litigation Relating to St. Jude Medical, Inc.

On April 21, 2004, Advanced Neuromodulation Systems, Inc. (ANSI), now a subsidiary of St. Jude Medical, Inc., filed suit against Advanced Bionics, a subsidiary of the Company, alleging that its Precision® spinal cord stimulation system infringes a U.S. patent owned by ANSI. The suit also included allegations of misappropriation of trade secrets and tortious interference with a contract. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On August 6, 2004, Advanced Bionics moved to send the trade secret claims and tortious interference proceedings to arbitration. On August 12, 2004, ANSI amended its complaint to include two additional patents. On January 25, 2005, the Court granted, in part, the motion to move the misappropriation of trade secrets and tortious interference claims to arbitration. On March 11, 2005, Advanced Bionics answered the amended complaint, denying the allegations and filed a counterclaim against ANSI alleging that certain products sold by ANSI infringe two patents owned by Advanced Bionics. The counterclaim sought monetary and injunctive relief. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, this case and the related arbitration proceeding have been dismissed.

On March 6, 2002, Pacesetter, Inc. (Pacesetter), a subsidiary of St. Jude Medical, filed suit against Guidant’s subsidiaries, Cardiac Pacemakers, Inc. (CPI) and GSC, in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. The case was transferred to the District Court for Minnesota. Pacesetter was seeking injunctive relief, monetary damages and attorney fees. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, this case has been dismissed.

On February 2, 2004, Guidant, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude Medical and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe a patent exclusively licensed to Guidant. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, the parties have agreed to limit the scope and available remedies of this case.

On February 24, 2004, CPI filed suit against St. Jude Medical and Pacesetter in the District Court of Minnesota alleging patent infringement. An amended complaint was filed adding GSC and further alleging that St. Jude Medical’s Quicksite over-the-wire pacing lead infringes patents owned by CPI. Pursuant to the Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, this case has been dismissed.

GSC, CPI and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, the parties agreed to limit the scope and available remedies of this case.

On April 26, 2006, Pacesetter, St. Jude Medical and St. Jude Medical S.C. Inc. filed a complaint against Guidant’s subsidiaries, Intermedics, Inc., CPI and GSC alleging that the Guidant subsidiaries breached a contract relating to certain rights covering endocardial lead assembly technology. The suit was filed in the Superior Court of the State of California for the County of Los Angeles and sought compensatory damages. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, this case has been dismissed.

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

On September 25, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company appealed the Court’s decision in December 2003. A hearing on the appeal is scheduled for August 17, 2006.

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

On March 29, 2005, the Company and Boston Scientific Scimed, Inc. filed suit against EV3 for patent infringement, alleging that EV3’s SpideRX™ embolic protection device infringes four U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 9, 2005, EV3 answered the complaint, denying the allegations, and filed a counterclaim seeking a declaratory judgment of invalidity and unenforceability, and noninfringement of the Company’s patents in the suit. On October 28, 2005, EV3 filed its first amended answer and counterclaim alleging that certain of the Company’s embolic protection devices infringe a patent owned by EV3. On June 20, 2006, the Company filed an amended complaint adding a claim of trade secret misappropriation and claiming infringement of two additional U.S. patents owned by the Company. On June 30, 2006, EV3 filed an amended answer and counterclaim alleging infringement of two additional U.S. patents owned by EV3. A trial has not yet been scheduled.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc. and Dendron GmbH alleging that Micro Therapeutics’ Sapphire™ detachable coil delivery systems infringe twelve patents licensed to the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include the Company and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, the Company, as a third-party defendant, filed a motion to dismiss the Company from the case. On July 9, 2004, the Court granted the Company’s motion in part and dismissed the Company and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. Motions for summary judgment are pending. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent. A trial has been scheduled for June 5, 2007.

On September 27, 2004, the Company and a subsidiary filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to the subsidiary. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against the Company relating to three U.S. patents owned by Micrus, and antitrust violations. On January 10, 2005, the Company filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of the Company’s patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted. A trial date has not yet been set.

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

On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medical System, Inc. in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing date been scheduled for October 27, 2006.

On November 26, 2005, the Company and Angiotech filed suit against Occam International, BV in The Hague, The Netherlands seeking a preliminary injunction against Occam’s drug-eluting stent products based on infringement of patents owned by Angiotech and licensed to the Company. A hearing was held January 13, 2006, and on January 27, 2006, the Court denied the Company’s request for a preliminary injunction. The Company and Angiotech have appealed the Court’s decision, and the parties plan to pursue normal infringement proceedings against Occam in The Netherlands.

On April 4, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court’s decision. A hearing on the appeal is scheduled for September 14, 2006.

On May 4, 2006, the Company filed suit against Conor Medsystems Ireland Ltd. alleging that its Costar™ paclitaxel-eluting coronary stent system infringes a balloon catheter patent owned by the Company. The suit was filed in Ireland seeking monetary and injunctive relief.  On May 24, 2006, Conor responded, denying the allegations and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable.

On May 19, 2005, G. David Jang, M.D. filed suit against the Company alleging breach of contract relating to certain patent rights assigned to the Company covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and recision of the contract. On June 24, 2005, the Company answered, denying the allegations, and filed a counterclaim. A trial has been scheduled for February 20, 2007.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company’s then current directors and the Company as nominal defendant. Both complaints allege, among other things, that with regard to the Company’s relationship with Medinol, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company’s assets. The suits seek a declaration of the directors’ alleged breach, damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and the Company as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against the Company. After the resolution of the Medinol lawsuit, plaintiffs, on May 1, 2006, were permitted to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties’ agreement to stay the action. The defendants filed a motion to dismiss the amended complaint on or about June 30, 2006.

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit for and on behalf of the Company in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against the Company’s directors, certain of its current and former officers and the Company as nominal defendant. The complaint alleges, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company and in the use and preservation of the Company’s assets. The complaint also alleges that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold Company stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits seek a declaration of the directors’ and officers’ alleged breaches, unspecified damages sustained by the Company as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. On April 10, 2006, the plaintiffs filed a consolidated derivative complaint. The defendants filed a motion to dismiss the consolidated derivative complaint on May 10, 2006. A hearing on the motion is scheduled for August 15, 2006. The

Board of Directors of the Company also received a letter dated January 17, 2006, on behalf of Benjamin Roussey regarding the Company’s proposal to acquire Guidant Corporation. Mr. Roussey cited the pending litigation against Guidant and the potential liability it could face in the event of adverse outcomes to these matters and asked that the Board to Directors direct the Company to retract its offer to acquire Guidant before Guidant formally accepted it. The Board of Directors considered Mr. Roussey’s request and ultimately approved the execution of the merger agreement with Guidant.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired the Company’s securities during the period March 31, 2003 through August 23, 2005, alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that the Company made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON Ranger with Sox stent recall, problems with the Taxus drug-eluting coronary stent systems that led to product recalls, and the Company’s ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of the Company’s 401(k) Plan and GESOP, together the “Plans”, during the period March 31, 2003 through January 19, 2006, alleging that the Company and certain of its officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. The complaint principally alleges that the defendants breached their fiduciary duties to the Plans’ participants, failed to disclose adverse information about the Company to the Plans’ participants and imprudently made contributions to the Company’s 401(k) plan and GESOP in the form of Company stock. The complaint seeks unspecified damages, and equitable and injunctive relief. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same court on behalf of the participants and beneficiaries in the Company’s Plans. These complaints allege similar misconduct under ERISA and seek similar relief, in some cases on behalf of purported class members during the period from December 31, 2002, to the present. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. Lead plaintiffs are required to file a consolidated amended complaint on or before August 23, 2006.

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

On March 3, 2005, the African Assistance Program filed a charge of discrimination with the Minnesota Department of Human Rights and the Minnesota office of the U.S. Equal Employment Opportunity Commission, purportedly on behalf of certain of the Company’s black employees of African national origin, alleging that the Company subjects black employees to a hostile work environment and discriminatory employment practices in violation of Title VII of the Civil Rights Act of 1964, as amended. The Company has denied liability in the action. On June 28, 2006 and July 31, 2006, the U.S. Equal Employment Opportunity Commission and Minnesota Department of Human Rights, respectively, dismissed the charge against the Company.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant has been notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has over a dozen suits outstanding, and more suits may be filed. Additionally, Guidant has been notified of over 150 unfiled claims. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages, and equitable relief. While insurance may reduce Guidant’s exposure with respect to ANCURE claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage, and additional carriers have intervened in the case. Guidant also has initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage.

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. Guidant moved to dismiss the federal derivative action. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On January 23, 2006, Guidant and its directors moved to dismiss the amended complaint.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006.

Approximately 72 product liability class action lawsuits and approximately 477 individual lawsuits are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 product communications. The majority of the cases in the United States are pending in federal court but over 60 cases are currently pending in state courts. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all state court lawsuits involving cases arising from the product communications in 2005. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (the MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. On January 31, 2006, the MDL scheduled the first federal court trial for March 15, 2007. An additional nine lawsuits are pending in Canada. Of these nine suits in Canada, six are putative class actions and three are individual lawsuits.

In April 2006, the personal injury plaintiffs and certain third party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. The first trial related to Guidant’s 2005 product communications involves two individual plaintiffs and is scheduled to begin in September 2006 in Texas state court in Nueces County, Texas. Earlier this year, the FDA’s Office of Criminal Investigations has issued a subpoena to the plaintiffs’ attorneys involved in this trial asking plaintiffs’ counsel to turn over documents they have received from Guidant as part of the civil litigation discovery process. To date, Guidant has also been informed of over 3,300 claims of individuals that may or may not mature into filed suits. An unfavorable outcome in these matters could have a material adverse effect on the Company’s financial position, liquidity and results of operations.

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

Approximately seventy former employees have filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with Guidant’s reduction in force. The EEOC has not yet rendered a decision on the charges. Separately, in April 2006, approximately sixty of these former employees also sued Guidant in federal district court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with a reduction in force.

Guidant is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or “MSP”) private right of action, as well as related claims. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of voluntary field actions during 2005. Both of these cases are now pending in the MDL in the United States District Court for the District of Minnesota. The Company has moved to dismiss one of the suits, but the plaintiff has not yet responded and the Court has taken no action on the motion. The Court has stayed the response time for the other action.

Guidant or its affiliates are defendants in three separate actions brought by private third-party providers of health benefits or health insurance (“TPPs”). In these cases, plaintiffs allege various theories of recovery, including subrogation and unjust enrichment, for the cost of health care benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s voluntary field actions.

One of these actions is pending in the multi-district litigation in the federal district court in Minnesota (the “MDL”) as part of a single ‘master complaint,’ filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant.   Guidant has moved to dismiss the MDL TPP claims in the master complaint for failure to state a claim, but plaintiffs have not yet responded to that motion, and the MDL court has taken no action upon it.

The other two TPP actions are pending in state court in Minnesota, and Guidant expects that these two actions will become part of the coordinated state court proceeding ordered by the Minnesota Supreme Court. The plaintiffs in one of these cases are a number of Blue Cross & Blue Shield plans, while the plaintiffs in the other case are a national health insurer and its affiliates. The complaints in these cases were served on Guidant on May 18 and June 25, 2006, respectively. Currently Guidant is due to respond to these TPP cases in August 2006.

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The civil lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranties related to some upgraded or replaced medical devices, thereby allegedly causing hospitals to allegedly file reimbursement claims with federal and state health care programs for amounts that did not reflect available warranty credits. The states of Tennessee and Florida declined to intervene in the False Claims Act case. The United States and the states of Florida and California have not intervened. On April 25, 2006, the Court denied Guidant’s motion to dismiss the complaint and ordered the plaintiff file a second amended complaint. As part of that Order, the Court denied the plaintiff’s motion to add a second plaintiff. On May 4, 2006, the plaintiff filed a second amended complaint. On May 24, 2006, Guidant moved to dismiss that complaint. To date, the Court has not issued a ruling on the motion to dismiss. On July 28, 2006, the United States filed a notice stating that it may reconsider whether to intervene in this action and plans to notify the court of the decision whether to intervene in the action within 60 days.

The Securities and Exchange Commission has begun a formal inquiry into issues related to certain of Guidant’s product disclosures and trading in Guidant stock. Guidant is cooperating with the inquiry.

On November 3, 2005, a securities class action complaint was filed on behalf of Guidant shareholders in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006, and will likely be consolidated with the initial complaint filed on November 3, 2005.

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

On May 3, 2006, Emergency Care Research Institute (ECRI) filed a complaint against Guidant in the U.S. District Court for the Eastern District of Pennsylvania generally seeking a declaration that ECRI may publish confidential pricing information about Guidant’s medical devices. The complaint seeks, on constitutional and other grounds, a declaration that confidentiality clauses contained in contracts between Guidant and its customers are not binding and that ECRI does not tortiously interfere with Guidant’s contractual relations by obtaining and publishing Guidant pricing information. Guidant sued ECRI in the U.S. District Court for the Eastern District of Pennsylvania alleging, among other things, ECRI was tortiously interfering with its contracts with its customers.

FDA Warning Letter

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to Guidant’s manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter resulted from an extensive inspection by the FDA of these CRM facilities that was completed on September 1, 2005 and cited a number of inspectional observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this FDA warning letter, until the identified deficiencies have been corrected, the FDA may not grant requests by Guidant for exportation certificates to foreign governments or approve pre-market approval applications for Guidant’s class III devices to which the deficiencies described are reasonably related. A further FDA inspection of Guidant’s CRM facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one additional inspectional observation.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying the Company of serious regulatory problems at three facilities and advising the Company that its corrective action plan relating to three site-specific warning letters issued to the Company in 2005 was inadequate. As also stated in this FDA warning letter, the FDA may not grant the Company’s requests for exportation certificates to foreign governments or approve pre-market approval applications for its class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected.

While the Company believes it can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or cost it will take to resolve these issues to the satisfaction of the FDA.  If the Company’s remedial actions are not satisfactory to the FDA, the FDA may take further regulatory actions against the Company, including, but not limited to, seizing its product inventory, obtaining a court injunction against further marketing of its products or assessing civil monetary penalties.

NOTE J - SEGMENT REPORTING

The Company has four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of the Company’s reportable segments generates revenue from the sale of less-invasive medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. Management continues to use the following segments in making decisions about operating matters following its recent acquisition of Guidant.

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

in millions	United States	Europe	Japan	Inter-Continental	Total
Three months ended June 30, 2006
Net sales	$1,315	$417	$157	$208	$2,097
Operating income	646	206	83	101	1,036

Three months ended June 30, 2005
Net sales	$993	$291	$145	$174	$1,603
Operating income	484	160	78	82	804

Six months ended June 30, 2006
Net sales	$2,306	$738	$299	$383	$3,726
Operating income	1,094	385	162	189	1,830

Six months ended June 30, 2005
Net sales	$1,998	$573	$289	$331	$3,191
Operating income	995	321	157	159	1,632

A reconciliation of the totals reported for the reportable segments to the applicable line items in the unaudited condensed consolidated financial statements is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
in millions	2006	2005	2006	2005
Net Sales
Total net sales allocated to reportable segments	$2,097	$1,603	$3,726	$3,191
Foreign exchange	13	14	4	41
	$2,110	$1,617	$3,730	$3,232
Income (Loss) before Income Taxes
Total operating income allocated to reportable segments	$1,036	$804	$1,830	$1,632
Manufacturing operations	(126)	(107)	(261)	(217)
Corporate expenses and foreign exchange	(273)	(111)	(365)	(208)
Cost of certain retirement benefits		(17)		(17)
Purchase accounting adjustments	(4,369)	(203)	(4,369)	(276)
Integration and retention costs	(33)		(33)
AAA program cancellation costs, including amortization expense	13		13
Stock-based compensation expense	(31)	(4)	(63)	(8)
Amortization expense-other	(142)	(36)	(180)	(67)
	(3,925)	326	(3,428)	839
Other expense, net	(261)	(15)	(327)	(34)
	$(4,186)	$311	$(3,755)	$805

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition.  The cumulative effect of initially adopting Interpretation No. 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately.  The Company is required to adopt Interpretation No. 48 effective January 1, 2007. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48.  The Company is currently evaluating the impact this new standard will have on its future results of operations or financial position.

NOTE L - TAX RATE

The following table provides a summary of the Company’s reported tax rate:

	Three Months Ended
	June 30,		Percentage Point
	2006	2005	(Decrease)/Increase
Reported tax rate	(2%)	34%	(36%)
Impact of certain charges*	25%	(10%)	35%

	Six Months Ended
	June 30,		Percentage Point
	2006	2005	(Decrease)/Increase
Reported tax rate	(5%)	30%	(35%)
Impact of certain charges*	28%	(6%)	34%

* These charges may be taxed at different rates than the Company’s effective tax rate.

The decrease in the Company’s reported tax rate for the second quarter of 2006 and the first half of 2006 primarily related to the net impact of certain charges that may be taxed at different rates than its effective tax rate. In 2006, these charges included purchased research and development primarily associated with the acquisition of Guidant; a charge to step-up the value of acquired inventory sold during the quarter; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and the net reserve increase resulting from tax audit settlements and new tax reserve items that originated in the quarter. In 2005, these charges primarily included purchased research and development; costs related to certain retirement benefits; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. In addition, the Company’s reported tax rate for the first half of 2006 decreased by one percentage point as compared to the same period in the prior year primarily due to the anticipated geographic mix of earnings and the effect of foreign tax rates.

The Company provides for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining the Company’s worldwide income tax provision. In management’s opinion, adequate provisions for income taxes have been made for all years subject to audit.

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

Recent Developments

Guidant Acquisition and Abbott Transaction

On April 21, 2006, we consummated our acquisition of Guidant Corporation. This acquisition enables us to become a major provider in the more than $9 billion global cardiac rhythm management (CRM) business, significantly diversifying our revenue stream across multiple business segments and enhancing our overall competitive position and growth potential. The aggregate purchase price of approximately $28.4 billion included: approximately $14.5 billion in cash; 577 million shares of our common stock at an estimated fair value of approximately $12.5 billion; approximately 40 million of our stock options granted to Guidant employees at an estimated fair value of approximately $450 million; approximately $97 million associated with the buyout of options of certain former Guidant employees; and approximately $794 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant.  In conjunction with the acquisition, and partially offsetting the purchase price, we acquired approximately $6.7 billion of cash, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular businesses to Abbott Laboratories. The remaining cash relates to cash on hand at the time of closing.

Prior to our acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular businesses and has agreed to share the drug-eluting technology it acquired from Guidant with us. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS® stent system program. Under the terms of the Abbott transaction agreement and at the closing of the Abbott transaction, Abbott (1) paid an initial purchase price of $4.1 billion in cash plus $500 million in potential future milestone payments for the Guidant vascular and endovascular businesses, (2) extended a five-year subordinated loan of $900 million to Boston Scientific at a 4.00 percent annual interest rate, and (3) purchased $1.4 billion in shares of Boston Scientific common stock at an average price of $21.66 per share. See Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the transaction.

We have accounted for the acquisition of Guidant as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Guidant were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Boston Scientific. The purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. We are in the process of gathering information to finalize our valuation of certain assets and liabilities, primarily the determination of any amounts that may be paid as a result of the assumed product liability claims. The purchase price allocation will be finalized once we have all the necessary information to complete our estimates, but no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates.  Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates. These estimates were based on assumptions that we believe to be reasonable. However, our actual results may differ from these estimates.

Guidant’s operating results were consolidated with those of Boston Scientific beginning on the date of the acquisition, April 21, 2006. Since our results are not restated retroactively to reflect the historical financial position or results of operations of Guidant, fluctuations in our operating results for the second quarter of 2006 and the first half of 2006 as compared to the prior periods are primarily due to the acquisition of Guidant. However, we have included supplemental pro forma financial information in Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to Guidant’s manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter resulted from an extensive inspection by the FDA of these CRM facilities that was completed on September 1, 2005 and cited a number of inspectional observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this FDA warning letter, until the identified deficiencies have been corrected, the FDA may not grant requests by Guidant for exportation certificates to foreign governments or approve pre-market approval applications for Guidant’s class III devices to which the deficiencies described are reasonably related. A further FDA inspection of Guidant’s CRM facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one additional inspectional observation. We plan to meet with the FDA in the third quarter of 2006 to discuss our progress towards resolving the outstanding issues and establish a timeline for the FDA to re-inspect our CRM facilities.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. During 2005, in order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems.  In 2006, our Board of Directors created a compliance and quality committee to monitor our compliance and quality initiatives.  This initiative requires the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which may result in adjustments to future product launch schedules and the discontinuation of certain product lines over time.  We believe we have identified re-engineered solutions to the quality issues cited by the FDA, and we are transitioning our organization to those processes. We have communicated frequently, and occasionally met with the FDA to apprise them of our progress. The FDA has communicated to us the need to be in full compliance before they will re-inspect our facilities. We believe we will be ready for re-inspection in the first quarter of 2007.

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

Results of Operations

Financial Summary

Three Months Ended June 30, 2006

Our net sales for the second quarter of 2006 increased to $2,110 million from $1,617 million for the second quarter of 2005, an increase of 30 percent. The increase in net sales was primarily due to the inclusion of Guidant results commencing with the acquisition date of April 21, 2006, which generated $474 million in net sales for the quarter. Our reported net loss for the second quarter was $4,262 million, or $3.21 per share based on weighted average shares of approximately 1,327 million, as compared to net income of $205 million, or $0.24 per diluted share based on weighted average shares of approximately 840 million, for the second quarter of 2005. Our reported results for the second quarter of 2006 included charges (after-tax) of $4,541 million, or $3.42 per share, which primarily consisted of: $4,424 million in purchase accounting adjustments associated primarily with purchased research and development obtained as part of the Guidant acquisition and the step-up value of acquired Guidant inventory sold during the quarter; $96 million in merger-related costs including the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail at Note B - Guidant Acquisition and Abbott Transaction; a $31 million credit primarily resulting from the reversal of accrued contingent payments due to the cancellation of the abdominal aortic aneurysm (AAA) program that we obtained as part of the TriVascular, Inc. acquisition; and $52 million in writedowns attributable to our investment portfolio. Our reported results for the second quarter of 2005 included net charges (after-tax) of $199 million, or $0.24 per diluted share, which primarily consisted of purchased research and development attributable to our 2005 acquisitions.

On January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires share-based compensation to be recognized in the consolidated statements of operations based on their fair values. We adopted Statement No. 123(R) using the modified-prospective method and have not adjusted our historical financial statements to reflect the impact of stock-based compensation expense.

Six Months Ended June 30, 2006

Our net sales for the first half of 2006 increased to $3,730 million from $3,232 million for the same period in the prior year, an increase of 15 percent. The increase in net sales was primarily due to the inclusion of Guidant results commencing with the acquisition date of April 21, 2006, which generated $474 million in net sales for the period. Excluding the unfavorable impact of $46 million of foreign currency fluctuations, our net sales increased 17 percent. Our reported net loss for the first half of 2006 was $3,930 million, or $3.66 per share based on weighted average shares of approximately 1,074 million, as compared to net income of $563 million, or $0.67 per diluted share based on weighted average shares of approximately 845 million, for the same period in the prior year. Our reported results for the first half of 2006 included net charges (after-tax) of $4,570 million, or $4.26 per share, which primarily consisted of $4,424 million in purchase accounting adjustments related to the Guidant acquisition; $96 million in merger-related costs including the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; a $31 million credit due to the cancellation of the AAA program; and $81 million in writedowns attributable to our investment portfolio. Our reported results for the first half of 2005 included net charges (after-tax) of $272 million, or $0.32 per diluted share, which primarily consisted of purchased research and development.

Net Sales

The following tables provide our net sales by region and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	June 30,		As Reported	Constant
in millions	2006	2005	Currency Basis	Currency Basis
United States	$1,315	$993	32%	32%
Europe	431	298	45%	45%
Japan	149	149	0%	5%
Inter-Continental	215	177	21%	20%
International	795	624	27%	28%
Worldwide	$2,110	$1,617	30%	31%

	Six Months Ended		Change
	June 30,		As Reported	Constant
in millions	2006	2005	Currency Basis	Currency Basis
United States	$2,306	$1,998	15%	15%
Europe	745	597	25%	29%
Japan	283	300	(6%)	2%
Inter-Continental	396	337	18%	16%
International	1,424	1,234	15%	19%
Worldwide	$3,730	$3,232	15%	17%

Our international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

U.S. Net Sales

During the second quarter of 2006, our U.S. net sales increased by $322 million, or 32 percent, as compared to the second quarter of 2005. The increase primarily related to the inclusion of Guidant results, which generated U.S. net sales of $326 million. In addition, our U.S. net sales increased as a result of sales growth of $21 million from our Neuromodulation division and $14 million from our Endosurgery group. Declines in our U.S. sales of TAXUS coronary stent systems to $429 million for the second quarter of 2006 as compared to $467 million for the second quarter of 2005 offset this increase due principally to a reduction in market share. Our market share declined throughout 2005, but stabilized in the fourth quarter of 2005 and we experienced modest sequential quarterly growth in TAXUS stent system net sales in the first two quarters of 2006. In addition, sales declined by $16 million in the second quarter of 2006 as compared to the second quarter of 2005 due to the expiration of our agreement to distribute certain third-party guidewire and sheath products during the first quarter of 2006.

During the first half of 2006, our U.S. net sales increased by $308 million, or 15 percent, as compared to the same period in the prior year. The increase primarily related to the inclusion of Guidant results, which generated U.S. net sales of $326 million. In addition, our U.S. net sales increased as a result of sales growth of $44 million from our Endosurgery group, $37 million from our Neuromodulation division and $15 million from our Neurovascular division. Offsetting this increase was a decline in our U.S. net sales of TAXUS coronary stent systems by $113 million to $848 million for the first half of 2006 as compared to the same period in the prior year due principally to a reduction in market share.

International Net Sales

During the second quarter of 2006, our international net sales increased by $171 million, or 27 percent, as compared to the second quarter of 2005. The increase primarily related to the inclusion of Guidant results, which generated international net sales of $148 million. In addition, net sales of our TAXUS coronary stent system in our Europe and Inter-Continental markets increased by $22 million to $218 million for the second quarter of 2006 as compared to $196 million for the second quarter of 2005. As of June 30, 2006, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 53 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents as compared to approximately 45 percent at the end of the second quarter of 2005. In our Europe and Inter-Continental markets, conversion rates have been more gradual than in the U.S., primarily due to the timing of local reimbursement and funding levels. The increase in TAXUS stent system net sales in these markets is also partially associated with the success of our next-generation TAXUS® LibertéTM stent platform, which we successfully launched in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. The TAXUS Liberté stent system currently represents approximately 80 percent of our drug-eluting stent revenues in these markets. We expect that conversion rates will remain relatively consistent in our Europe and Inter-Continental markets during the remainder of 2006.

For the second quarter of 2006, our legacy Boston Scientific net sales in Japan, excluding the impact of foreign currency fluctuations, were relatively consistent with the same period in the prior year. Due to the timing of regulatory approval for our TAXUS stent system and government-mandated pricing reductions for other products, we do not expect revenue growth in our legacy Japan business until we launch our drug-eluting stent in Japan, which we expect to occur in the middle of 2007. Japan net sales included $16 million from Guidant products.

During the first half of 2006, our international net sales increased by $190 million, or 15 percent, as compared to the same period in the prior year. Excluding the unfavorable effects of foreign currency fluctuations, international net sales increased $236 million, or 19 percent. The increase primarily related to the inclusion of Guidant results, which generated international net sales of $148 million. In addition, net sales of our TAXUS stent system in our Europe and Inter-Continental markets increased to $432 million for the first half of 2006 as compared to $388 million for the same period in the prior year. The increase in international net sales was slightly offset by a $17 million decline in our Japan net sales during the first half of 2006 as compared to the same period in the prior year.

The following table provides our net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	June 30,		As Reported	Constant
in millions	2006	2005	Currency Basis	Currency Basis
Interventional Cardiology	$964	$984	(2%)	(2%)
Peripheral Interventions/Vascular Surgery	168	184	(9%)	(8%)
Electrophysiology	33	33	0%	(2%)
Neurovascular	82	70	17%	20%
Cardiac Surgery	38	N/A	N/A	N/A
Cardiac Rhythm Management	436	N/A	N/A	N/A
Cardiovascular	1,721	1,271	35%	36%
Oncology	52	52	0%	1%
Endoscopy	189	180	5%	6%
Urology	90	81	11%	11%
Endosurgery	331	313	6%	6%
Neuromodulation	58	33	76%	78%
Worldwide	$2,110	$1,617	30%	31%

	Six Months Ended		Change
	June 30,		As Reported	Constant
in millions	2006	2005	Currency Basis	Currency Basis
Interventional Cardiology	$1,913	$1,999	(4%)	(3%)
Peripheral Interventions/Vascular Surgery	352	361	(2%)	(1%)
Electrophysiology	67	65	3%	4%
Neurovascular	162	139	17%	20%
Cardiac Surgery	38	N/A	N/A	N/A
Cardiac Rhythm Management	436	N/A	N/A	N/A
Cardiovascular	2,968	2,564	16%	17%
Oncology	106	102	4%	6%
Endoscopy	369	347	6%	8%
Urology	180	153	18%	19%
Endosurgery	655	602	9%	11%
Neuromodulation	107	66	62%	64%
Worldwide	$3,730	$3,232	15%	17%

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Gross profit	1,433	67.9	1,260	77.9	2,679	71.8	2,531	78.3

During the second quarter of 2006, our gross profit, as a percentage of net sales, decreased by 10.0 percentage points as compared to the second quarter of 2005. In connection with the accounting for the acquisition of Guidant, we wrote-up inventory acquired from manufacturing cost to fair value resulting in an increase in inventory of $280 million. Our gross profit for the second quarter of 2006 was reduced as a percentage of net sales by 8.8 percentage points due to the $185 million step-up value of acquired Guidant inventory sold during the quarter. As of June 30, 2006, we had approximately $95 million of inventory step-up value remaining in inventory and expect to recognize this step-up value as cost of products sold during the third quarter of 2006. In addition, our gross profit for the second quarter of 2006 was reduced as a percentage of net sales by 1.6 percentage points due to costs associated with Guidant, including inventory charges attributable to the second quarter recall of certain CRM products. On June 26, 2006, we announced that we were retrieving a specific subset of pacemakers, cardiac resynchronization pacemakers and implantable cardioverter defibrillators due to a supplier’s low-voltage capacitor not performing consistently. Further, our gross profit was reduced as a percentage of net sales by 1.1 percentage points due to period expenses, primarily costs attributable to Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems. These decreases were offset by a 1.3 percentage point increase due to the favorable impact of changes in foreign exchange rates on our gross margin.

During the first half of 2006, our gross profit, as a percentage of net sales, decreased by 6.5 percentage points as compared to the same period in the prior year. Our gross profit for the first half of 2006 was reduced as a percentage of net sales by 5.0 percentage points due to the $185 million step-up value of acquired Guidant inventory sold during the period. In addition, our gross profit for the first half of 2006 was reduced as a percentage of net sales by 0.8 percentage points due to costs associated with Guidant, including inventory charges attributable to the second quarter recall of certain CRM products. Further, our gross profit was reduced as a percentage of net sales by 1.3 percentage points due to period expenses, including costs attributable to Project Horizon and inventory charges associated with future product transitions. These decreases were offset by a 1.5 percentage point increase due to the favorable impact of changes in foreign exchange rates on our gross margin.

Operating Expenses

The following is a summary of certain operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006		2005		2006		2005
in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	728	34.5	471	29.1	1,198	32.1	902	27.9
Research and development expenses	283	13.4	166	10.3	469	12.6	325	10.1
Royalty expense	65	3.1	58	3.6	120	3.2	122	3.8
Amortization expense	165	7.8	36	2.2	203	5.4	67	2.1

Selling, General and Administrative (SG&A) Expenses

During the second quarter of 2006, our SG&A expenses increased by $257 million, or 55 percent, as compared to the second quarter of 2005. As a percentage of our net sales, SG&A expenses increased to 34.5 percent for the second quarter of 2006 from 29.1 percent for the second quarter of 2005. The increase in our SG&A expenses primarily related to $195 million in expenditures associated with Guidant-related activity since the close of the acquisition; $32 million of merger-related costs associated with integration and retention programs; $15 million due to increased headcount mainly attributable to the expansion of our sales force within our international and Neuromodulation divisions; and $19 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R). SG&A expenses for the second quarter of 2005 included $17 million in costs related to certain retirement benefits.

During the first half of 2006, our SG&A expenses increased by $296 million, or 33 percent, as compared to the same period in the prior year. As a percentage of our net sales, SG&A expenses increased to 32.1 percent for the first half of 2006 from 27.9 percent for the same period in the prior year. The increase in our SG&A expenses primarily related to $195 million in expenditures associated with Guidant-related activity since the close of the acquisition; $32 million of merger-related costs associated with integration and retention programs; $32 million due to increased headcount mainly attributable to the expansion of our sales force within our international and Neuromodulation divisions; and $35 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R). SG&A expenses for the second quarter of 2005 included $17 million in costs related to certain retirement benefits.

Research and Development Expenses

For the second quarter of 2006, our research and development expenses increased by $117 million, or 70 percent, as compared to the second quarter of 2005. As a percentage of our net sales, research and development expenses increased to 13.4 percent for the second quarter of

2006 from 10.3 percent for the second quarter of 2005. This increase primarily related to the inclusion of $77 million in expenditures associated with Guidant-related activity since the close of the acquisition; approximately $30 million in costs related to the cancellation of the AAA program; and $6 million of stock-based compensation expense associated with the adoption of Statement No. 123(R).

For the first half of 2006, our research and development expenses increased by $144 million, or 44 percent, as compared to the same period in the prior year. As a percentage of our net sales, research and development expenses increased to 12.6 percent for the first half of 2006 from 10.1 percent for the same period in the prior year. This increase primarily related to the inclusion of $77 million in expenditures associated with Guidant-related activity since the close of the acquisition; approximately $30 million in costs related to the cancellation of the AAA program; and $12 million of stock-based compensation expense associated with the adoption of Statement No. 123(R). In addition, we increased spending on various internal research and development projects, including our next-generation drug-eluting stent products and our EndovationsTM single-use endoscopy system. We expect to conduct first-in-man trials of the Endovations system in the second half of 2006 and to launch commercially in the U.S. in mid-to-late 2007.

Royalty Expense

For the second quarter of 2006, our royalty expense increased by $7 million, or 12 percent, as compared to the second quarter of 2005. This increase was due to $8 million in royalty expense associated with the Guidant product portfolio that we acquired. As a percentage of our net sales, royalty expense decreased to 3.1 percent for the second quarter of 2006 from 3.6 percent for the same period in the prior year. This decrease was a result of the inclusion of Guidant net sales, which on average have a lower royalty cost relative to legacy Boston Scientific net sales.

For the first half of 2006, our royalty expense decreased by $2 million, or 2 percent, as compared to the same period in the prior year. Royalty expense attributable to sales of our TAXUS stent system decreased by $11 million to $84 million for the first half of 2006 as compared to the same period in the prior year due to lower sales volume. Offsetting this decrease was royalty expense of $8 million associated with the Guidant product portfolio that we acquired. As a percentage of our net sales, royalty expense decreased to 3.2 percent for the first half of 2006 as compared to 3.8 percent for the same period in the prior year. This decrease was mainly a result of the inclusion of Guidant net sales, which on average have a lower royalty cost relative to legacy Boston Scientific net sales.

Amortization Expense

For the second quarter of 2006, our amortization expense increased by $129 million, or 358 percent, as compared to the second quarter of 2005. As a percentage of our net sales, amortization expense increased to 7.8 percent for the second quarter of 2006 from 2.2 percent for the second quarter of 2005. The increase in our amortization expense primarily related to: $94 million for the amortization of intangible assets obtained as part of the Guidant acquisition; $23 million for the writeoff of intangible assets due to the cancellation of the TriVascular

AAA stent-graft program during the second quarter of 2006; and $12 million for the writeoff of the intangible assets associated with our Real-time Position Management System (RPM) technology, a discontinued technology platform obtained as part of our acquisition of Cardiac Pathways Corporation.  See Purchased Research and Development section for further discussion regarding the cancellation of the TriVascular AAA stent-graft program. The writeoff of the RPM intangible assets resulted from a management decision to cease investment in the technology. We do not expect these program cancellations and related writedowns to materially impact our future operations or cash flows.

For the first half of 2006, our amortization expense increased by $136 million, or 203 percent, as compared to the first half of 2005. As a percentage of our net sales, amortization expense increased to 5.4 percent for the first half of 2006 as compared to 2.1 percent for the same period in the prior year. The increase in our amortization expense primarily related to: $94 million for the amortization of intangible assets obtained as part of the Guidant acquisition; $23 million for the writeoff of intangible assets due to the cancellation of the TriVascular AAA program during the second quarter of 2006; and $12 million for the writeoff of intangible assets associated with our RPM technology. The remainder of the increase is due primarily to incremental amortization expense related to our 2005 acquisitions.

Interest Expense

For the second quarter of 2006, our interest expense increased to $111 million as compared to $14 million for the second quarter of 2005. The increase in our interest expense primarily related to an increase in our average debt levels, as well as an increase in our weighted-average borrowing cost. Our average debt levels for the second quarter of 2006 increased to $7.5 billion as compared to $1.9 billion for the second quarter of 2005. Our weighted-average borrowing cost for the second quarter of 2006 increased to 5.9 percent from 2.9 percent for the second quarter of 2005.   See Liquidity and Capital Resources section for further discussion regarding the debt incurred during 2006 and the resulting change in interest rates.

For the first half of 2006, our interest expense increased to $148 million as compared to $37 million for the same period in the prior year. The increase in our interest expense primarily related to an increase in our average debt levels, as well as an increase in our weighted-average borrowing cost. Our average debt levels for the first half of 2006 increased to $5.1 billion as compared to $2.3 billion for the first half of 2005. Our weighted-average borrowing cost for the first half of 2006 increased to 5.6 percent from 3.2 percent for the same period in the prior year. See Liquidity and Capital Resources section for further discussion regarding the debt incurred during 2006 and the resulting change in interest rates.

Fair Value Adjustment

During the second quarter of 2006, we recorded a loss of $87 million for the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail at Note B - Guidant Acquisition and Abbott Transaction. This instrument is being marked-to-market through earnings based upon changes in our stock price, among other factors.

Other, net

For the second quarter of 2006, our other, net reflected expense of $63 million as compared to expense of $1 million for the second quarter of 2005. Other, net for the second quarter 2006 primarily includes approximately $67 million of charges attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances.  The most significant writedown related to one of our vascular sealing portfolio companies due to continued delays in its technology development and the resulting deterioration in its financial condition. We do not expect these writedowns to materially impact our future operations or cash flows.

For the first half of 2006, our other, net reflected expense of $92 million as compared to income of $3 million for the same period in the prior year. Other, net for the first half of 2006 includes $105 million of impairments attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances.  During the first quarter of 2006, we incurred impairment charges of $38 million associated with investment writedowns due primarily to the termination of a gene therapy trial being conducted by one of our portfolio companies. This trial was suspended in March 2006 and then patient enrollment was terminated in April 2006, although safety and efficacy data will continue to be analyzed in order to measure the endpoint data of this type of therapy. We do not expect these writedowns to materially impact our future operations or cash flows.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended
	June 30,		Percentage Point
	2006	2005	(Decrease)/Increase
Reported tax rate	(2%)	34%	(36%)
Impact of certain charges*	25%	(10%)	35%

	Six Months Ended
	June 30,		Percentage Point
	2006	2005	(Decrease)/Increase
Reported tax rate	(5%)	30%	(35%)
Impact of certain charges*	28%	(6%)	34%

* These charges may be taxed at different rates than our effective tax rate.

The decrease in our reported tax rate for the second quarter of 2006 and the first half of 2006 primarily related to the net impact of certain charges that may be taxed at different rates than our effective tax rate. In 2006, these charges included purchased research and development primarily associated with the acquisition of Guidant; a charge to step-up the value of acquired inventory sold during the quarter; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and the net reserve increase resulting from tax audit settlements and new tax reserve items that originated in the quarter. In 2005, these charges primarily included purchased research and development; costs related to certain retirement benefits; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. In addition, our reported tax rate for the first half of 2006 decreased by one percentage point as compared to the same period in the prior year primarily due to our anticipated geographic mix of earnings and the effect of foreign tax rates.

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

Purchased Research and Development

During the second quarter of 2006, we recorded $4,117 million of purchased research and development. This amount included a charge of approximately $4,169 million associated with the purchased research and development obtained in conjunction with the Guidant acquisition, a credit of approximately $67 million related to the cancellation of the AAA program that we obtained as part of the TriVascular acquisition and an expense of approximately $15 million resulting from the application of equity method accounting for our investment in Endotex Interventional Systems, Inc.

The $4,169 million purchased research and development associated with the Guidant acquisition primarily consists of approximately $3,260 million for acquired CRM-related products and approximately $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes an expense of approximately $369 million that represents the estimated fair value of the two potential milestone payments of up to $500 million that may be received from Abbott for its acquisition of Guidant’s vascular intervention and endovascular businesses. The amounts were recorded as purchased research and development at the acquisition date as their receipt is dependent on future research and development activity and regulatory approvals, and the asset has no alternative future use as of the acquisition date. The milestone payments, if received, will be recognized as a gain in our financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the Frontier® platform for next generation CRM products and rights to the everolimus-eluting stent technology. Frontier represents Guidant’s next generation CRM pulse generator platform that will incorporate new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. This platform will be leveraged across all CRM product lines to treat electrical dysfunction in the heart.  We expect to commercially launch various Frontier-based products in the U.S. in the next 12 to 36 months, pending favorable resolution of Guidant’s warning letter and subject to regulatory approval.  See Outlook section for further description of Guidant’s warning letter. For purposes of valuing the acquired purchased research development, we estimated total costs to complete the Frontier platform of approximately $250 million.  The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug eluting stent technology shared with Abbott as part of the Abbott transaction.  We expect to launch a first-generation everolimus-based stent, supplied by Abbott, in Europe in early 2007 and in the U.S. in 2008; and an internally manufactured next-generation everolimus-based stent in Europe in 2010 and in the U.S. in 2011. We estimated approximately $150 million of costs to complete the everolimus-eluting stent technology projects.

For the in-process projects we acquired in connection with our acquisition of Guidant, we used risk-adjusted discount rates that ranged from 13 percent to 17 percent to discount the projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. We valued and accounted for the purchased research and development from our 2006 acquisition of Guidant in accordance with our policy described in the Critical Accounting Policies section of our 2005 Annual Report filed on Form 10K.

The most significant 2005 purchased research and development projects included TriVascular’s AAA stent-graft and AST’s Petal™ bifurcation stent, which collectively represented 73 percent of our 2005 purchased research and development. During the second quarter of 2006, management cancelled the AAA stent-graft program obtained in conjunction with our acquisition of TriVascular. The program cancellation was principally due to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. We do not expect the program cancellation and related writedowns to materially impact our future operations or cash flows. The cancellation of the AAA program will result in the shut down of our facility in Santa Rosa, California and the displacement of approximately 300 employees. The shut down activities are expected to be substantially complete during the third quarter of 2006. During the second quarter of 2006, we recorded a charge to research and development expenses of approximately $20 million primarily associated with writedowns of fixed assets and a charge to research and development expenses of approximately $10 million associated with severance and related costs incurred in connection with the cancellation of the AAA program. In addition, we recorded an impairment charge related to the remaining TriVascular intangible assets and reversed our accrual for contingent payments recorded in the initial purchase accounting. The effect of the writeoff of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during the second quarter of 2006.

AST’s Petal bifurcation stent is designed to expand into the side vessel where a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We estimate the cost to complete the Petal bifurcation stent to be between $100 million and $125 million. We currently expect the Petal bifurcation stent to be commercially available in the U.S. on a worldwide basis within five years in a drug-eluting configuration.

The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics Corporation’s bion® microstimulator and drug delivery pump, which collectively represented 77 percent of our 2004 acquired in-process projects’ value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches and urge incontinence. The cost to complete the bion microstimulator is estimated to be between $35 million and $45 million. We expect that the bion microstimulator will be commercially available in the U.S. in 2009. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. The cost to complete the drug delivery pump is estimated to be between

$50 million and $60 million and is not expected to be commercially available until 2010. We continue to assess the pace and risk of development and our opportunities for the drug delivery pump, which may result in a delay in the timing of regulatory approval or lower potential market value.

Outlook

Guidant Acquisition

On April 21, 2006, we consummated our acquisition of Guidant. This acquisition enables us to become a major provider in the more than $9 billion global CRM business, significantly diversifying our revenue stream across multiple business segments and enhancing our overall competitive position and growth potential. The aggregate purchase price approximated $28.4 billion.

In addition, prior to the acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular businesses and has agreed to share the drug-eluting stent technology it acquired from Guidant with us. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS stent system program.

Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including tachycardia, heart failure and bradycardia. These devices include implantable cardioverter defibrillator systems (ICD), pacemakers, and cardiac resynchronization therapy defibrillator and pacemaker systems. In addition, Guidant also makes cardiac surgery systems to perform cardiac surgical ablation, endoscopic vessel harvesting and clampless beating-heart bypass surgery.

The integration of Guidant’s operations and product lines with Boston Scientific’s will be complex and time-consuming, and the separation of the Guidant businesses required by the Abbott transaction will add complexity to the transition process. We have entered a transition services agreement with Abbott, under which Abbott and Boston Scientific will provide or make available to each other certain services, rights, properties and assets for a temporary period. The failure to integrate Boston Scientific and Guidant successfully and to manage the challenges presented by the transition process effectively, including the retention of key Guidant personnel and the timely execution of activities under the transition services agreement, may reduce the anticipated potential benefits of the acquisition.

We will incur integration and restructuring costs as we integrate certain operations of Guidant. No assurances can be made that we will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, merger-related, integration and restructuring costs over time.

Guidant net sales of $474 million since April 21 are included in our unaudited condensed consolidated financial results for the second quarter and first half of 2006. During 2005 and the first half of 2006, Guidant‘s operating results have been adversely impacted by various implantable defibrillator and pacemaker system field actions, including certain voluntary product recalls and physician notifications and corresponding reduction in CRM market growth rates. These product recalls included Guidant’s decision announced on June 24, 2005 to stop selling Guidant’s leading defibrillator systems temporarily, which were returned to the market beginning on August 2, 2005. In addition, on June 26, 2006, we announced that we were retrieving a specific subset of pacemakers, cardiac resynchronization therapy pacemakers and implantable cardioverter defibrillators due to a supplier’s low-voltage capacitor not performing consistently. We believe that these field actions contributed to Guidant’s having a lower market share for implantable defibrillator and pacemaker systems for the second quarter of 2006 as compared to the second quarter of 2005. We vertically integrate operations where integration provides significant cost, supply or quality benefits. However, we purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated upon short notice. We cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the complex nature of our and many of our suppliers’ manufacturing processes. Production issues, including capacity constraint; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition.

The worldwide CRM market growth rate, including the U.S. defibrillator market growth rate, was slightly lower for the second quarter of 2006 as compared to the first quarter of 2006; these growth levels are below those experienced in recent years. The U.S. defibrillator market represents slightly less than half of the worldwide CRM market. We expect that the U.S. defibrillator market, and the worldwide CRM market, will recover. However, there can be no assurance that these markets will return to their historical growth rates or that we will be able to regain CRM market share or increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within this market include:

•	future product recalls or new physician advisories by us or our competitors;
•	continued trust and confidence of the implanting community, the referring community and prospective patients in our technology;
•	our ability to resolve the issues identified in the Guidant warning letter to the satisfaction of the FDA;
•	delayed or limited regulatory approvals;
•	unfavorable reimbursement policies;
•	our ability to retain our sales force;
•	our ability to launch next generation products and technology features;
•	declines in average selling prices;
•	variations in clinical results, reliability or product performance of our and our competitors’ products;
•	new competitive launches;
•	a reduction in the overall number of procedures performed; and
•	international economic and regulatory conditions.

Our focus in the CRM market is to regain the trust and confidence of the implanting community, the referring community and prospective patients; continue to improve our quality systems; invest in our sales force to reaccelerate CRM market growth; continue research and development productivity; and improve physician and patient communication. As part of our effort to rebuild physician confidence, we have committed to implement recommendations made by both the Heart Rhythm Society and the Independent Panel Commission chaired by Dr. Robert Myerberg relative to timely, transparent and responsible communications. However, if these efforts are not successful, and the CRM market does not recover according to our expectations, or we are unable to regain market share and net sales on a timely basis, our business, financial condition and results of operations could be materially affected adversely.

TAXUS Coronary Stents

Coronary stent revenue represented 32 percent of our consolidated net sales during the second quarter of 2006. We estimate that the worldwide coronary stent market will approximate $6 billion in 2006, and drug-eluting stents are estimated to represent approximately 90 percent of the dollar value of the worldwide coronary stent market in 2006. As of June 30, 2006, we believe that the U.S. stent market has been substantially penetrated and estimate that physicians in the U.S. have converted approximately 89 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents. Our market share declined throughout 2005, but stabilized in the fourth quarter of 2005 and we experienced modest sequential quarterly growth in TAXUS stent system net sales in the first two quarters of 2006. We expect to launch our TAXUS Liberté stent system in the U.S. in the first half of 2007, pending favorable resolution of our corporate warning letter and subject to regulatory approval.

During the first half of 2006, our international TAXUS stent system net sales increased as compared to the same period in the prior year by 11 percent. As of June 30, 2006, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 53 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents as compared to approximately 45 percent at the end of the second quarter of 2005. We expect that conversion rates will remain relatively consistent in our Europe and Inter-Continental markets during the remainder of 2006. In addition, several competitors have launched new drug-eluting stent products, which may reduce our ability to maintain and grow our current market share. However, subject to regulatory approval, we expect to launch our TAXUS Express2 stent system in Japan during the middle of 2007, where we estimate a drug-eluting stent market size approaching $600 million in 2007.

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

However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:

•	the positive and consistent results of our TAXUS clinical trials;
•	the performance benefits of our current technology;
•	the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;
•	our overall market leadership in interventional medicine and our sizeable interventional cardiology sales force;
•	our significant investments in our sales, clinical, marketing and manufacturing capabilities; and
•	access to a second drug-eluting stent platform as a result of our Guidant acquisition.

However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	entry of additional competitors in international markets and the U.S.;
•	declines in the average selling prices of drug-eluting stent systems;
•	variations in clinical results or product performance of our and our competitors’ products;
•	continued physician confidence in our technology;
•	our ability to resolve the issues identified in the current legacy Boston Scientific warning letters to the satisfaction of the FDA;
•	a reduction in the overall number of procedures performed;
•	delayed or limited regulatory approvals;
•	unfavorable reimbursement policies;
•	litigation related to intellectual property;
•	the average number of stents used per procedure;
•	expansion of indications for use;
•	our ability to launch next-generation products and technology features;
•	the international adoption rate of drug-eluting stent technology;
•	international economic and regulatory conditions; and
•	the level of supply of our drug-eluting stent system and competitive stent systems.

Our drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market, as well as unit prices, may be adversely impacted as additional significant competitors enter the drug-eluting stent market, which began during the third quarter of 2005 internationally and is expected to occur in late 2007 in the U.S.

The manufacture of our TAXUS stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand, as well as disruptions associated with our TAXUS stent manufacturing process, may impact our inventory levels. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges. In addition, we agreed to share rights to Guidant’s drug-eluting stent program with Abbott, including the XIENCE™ V drug-eluting coronary stent system, which was approved for sale in Europe in the first quarter of 2006. We expect to launch an everolimus-eluting stent, supplied to us by Abbott, under our own label in Europe in early 2007 and in the U.S. in 2008, subject to regulatory approval. Under the terms of our supply arrangement with Abbott, the initial profit margin of our everolimus-eluting stent sold under our own label will be lower than our TAXUS drug-eluting stent. In addition, we will be required to incur incremental costs and expend incremental resources in order to develop and commercialize products utilizing the Guidant drug-eluting stent system technology and to support the launch of our next-generation everolimus-eluting stent system.

Regulatory Compliance

The trend in countries around the world, including the U.S. and Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In that regard, Guidant and Boston Scientific are currently taking remedial action in response to FDA warning letters.

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to Guidant’s manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter resulted from an extensive inspection by the FDA of these CRM facilities that was completed on September 1, 2005 and cited a number of inspectional observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this FDA warning letter, until the identified deficiencies have been corrected, the FDA may not grant requests by Guidant for exportation certificates to foreign governments or approve pre-market approval applications for Guidant’s class III devices to which the deficiencies described are reasonably related. A further FDA inspection of Guidant’s CRM facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one additional inspectional observation. We plan to meet with the FDA in the third quarter of 2006 to discuss our progress towards resolving the outstanding issues and establish a timeline for the FDA to re-inspect our CRM facilities.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. During 2005, in order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems.  In 2006, our Board of Directors created a compliance and quality committee to monitor our compliance and quality initiatives.  This initiative requires the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which may result in adjustments to future product launch schedules and the discontinuation of certain product lines over time.  We believe we have identified re-engineered solutions to the quality issues cited by the FDA, and we are transitioning our organization to those processes. We have communicated frequently, and occasionally met with the FDA to apprise them of our progress. The FDA has communicated to us the need to be in full compliance before they will re-inspect our facilities. We believe we will be ready for re-inspection in the first quarter of 2007.

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

Intellectual Property Litigation

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our existing competitors, including Johnson & Johnson and Medtronic, Inc. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See Legal Matters section within Management’s Discussion and Analysis and Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report and our 2005 Annual Report filed on Form 10-K for a description of these legal proceedings.

On July 29, 2006, we entered an agreement with St. Jude Medical, Inc. that resolves four pending patent litigation matters. In addition, we agreed to limit how two other pending patent cases, though not resolved, will be pursued. We also agreed to a patent cross license involving each of our cardiac rhythm management patent portfolios and a separate cross license of certain patents held by our affiliates related to neuromodulation.

Innovation

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest in our drug-eluting stent program, including our second drug-eluting stent platform acquired in connection with the Guidant acquisition to continue to sustain our worldwide market leadership position. We are currently assessing the impact that the incorporation of this second drug-eluting stent platform may have on our drug-eluting stent program, the required level of investment and the cadence of new product releases from the program.   We successfully launched our next-generation drug-eluting stent product, the TAXUS Liberté stent system, in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. The TAXUS Liberté stent system currently represents approximately 80 percent of our drug-eluting stent revenues in these markets.  We expect to launch our TAXUS Liberté stent system in the U.S. in the first half of 2007, pending favorable resolution of the FDA corporate warning letter and subject to regulatory approval.  Also, we expect to commercially launch various Frontier-based products in the U.S. in the next 12 to 36 months, pending favorable resolution of Guidant’s warning letter and subject to regulatory approval.   We expect to invest selectively in areas outside of drug-eluting stent and CRM technologies, primarily on technologies where we have already made significant investments, including neuromodulation, endoscopic systems, carotid stenting and bifurcation stenting, but may also extend into other medical device opportunities. However, given their early stage of development, there can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.

Our acquisitions and alliances are intended to expand further our ability to offer our customers effective, high quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate acquired businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, may be dilutive to our earnings and may require additional financing, depending on their size and nature. Further, in connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development projects. As we continue to undertake strategic initiatives, it is reasonable to assume that we will acquire additional in-process research and development projects.

In addition, we have entered a significant number of strategic alliances with privately-held and publicly-traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an important element of our growth strategy and we will continue to seek market opportunities and growth through selective strategic alliances and acquisitions. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances. During the quarter, we recorded approximately $67 million of charges attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances.  The most significant writedown related to one of our vascular sealing portfolio companies due to continued delays in its technology development and the resulting deterioration in its financial condition.

Over time, we intend to reprioritize our internal research and development project portfolio and our external investment portfolio.  This reprioritization may result in our decision to sell, discontinue, writedown, or otherwise reduce the funding of certain projects, operations, investments or assets.  Any proceeds from sales, or any increases in operating cash flows, resulting from subsequent reviews may be used to reduce debt incurred to fund the Guidant merger, or may be re-invested in other research and development projects or other operational initiatives.

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

On August 1, 2006 the Centers for Medicare & Medicaid Services (CMS) released final policy changes and annual updates to Medicare’s Inpatient Prospective Payment System for fiscal year 2007. CMS had previously proposed significant revisions to the methodology for calculating reimbursement rates and also proposed to severity-adjust reimbursements under the system.  The final CMS regulation makes significant changes to the previous proposal. Specifically, CMS changed its proposed rate-setting methodology and will implement the new methodology over a three-year transition period. The net result of these changes is to decrease substantially the reimbursement rate reductions previously proposed. In addition, the final CMS rule also delayed broad severity-adjusted reimbursement until October 2007. Under the final provisions of the rule, 2007 defibrillator and drug-eluting stent reimbursement rates to hospitals would be reduced by approximately 1 percent to 5 percent. We do not anticipate the final rates and policies to have a significant adverse impact on our business.

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

In addition, we are required to renew regulatory approvals in certain international jurisdictions, which may require additional testing and documentation. If sufficient resources are not available to renew these approvals or these approvals are not renewed on a timely basis, our ability to market our full line of existing products within these jurisdictions may be limited.

Liquidity and Capital Resources

The following table provides a summary of key performance indicators that we use to assess our liquidity and operating performance:

	Six Months Ended June 30,
in millions	2006	2005
Cash provided by operating activities	$999	$680
Cash used for investing activities	(8,934)	(344)
Cash provided by (used for) financing activities	8,400	(927)
EBITDA(1)	(3,252)	977

	June 30,	December 31,
	2006	2005
Net debt	7,741	1,172

Management uses EBITDA to assess operating performance and believes it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $4,545 million for the first half of 2006 and $293 million for the first half of 2005.

(1) The following table represents a reconciliation between EBITDA and net income:

	Six Months Ended June 30,
in millions	2006	2005
EBITDA	$(3,252)	$977
Interest income	25	16
Depreciation and amortization expense	(317)	(143)
Interest expense	(148)	(37)
Income taxes	(175)	(242)
Stock compensation expense	(63)	(8)
Net income	$(3,930)	$563

Operating Activities

The increase in cash generated by our operating activities for the first half of 2006 was primarily related to significant one-time payments made during the first half of 2005, consisting of our $74 million settlement payment made to the Department of Justice, our one-time $110 million 401(k) contribution made during June of 2005, and tax payments, including those associated with the American Jobs Creation Act. Operating cash flow for the first half of 2006 was relatively flat compared to the same period of 2005, excluding the impact of these significant payments.

Investing Activities

We made net capital expenditures of $129 million during the first half of 2006 as compared to $188 million for the same period in the prior year. The decrease primarily related to significant capital expenditures incurred in the prior year to enhance our manufacturing and distribution capabilities. We expect to incur capital spending of approximately $300 million for the remainder of 2006, which includes additional capital expenditures to integrate Guidant, upgrade our existing quality systems and support further growth in our Endosurgery group and Neuromodulation division.

Our investing activities during the first half of 2006 included $8,653 million of cash payments for our acquisition of Guidant, net of cash acquired, including $4.1 billion from Guidant’s sale of its vascular intervention and endovascular businesses to Abbott; $275 million in contingent payments associated with Advanced Bionics and CryoVascular Systems, Inc.; and $36 million of net payments for strategic alliances with both privately held and publicly traded entities.

Financing Activities

Our 2006 and 2005 cash flow from financing activities reflects issuances and repayments of debt; payments for share repurchases; and proceeds from stock issuances related to our equity incentive programs. During the first half of 2006, our cash provided by financing activities included net proceeds from borrowings of $6,892 million; $1,400 million from the issuance of our shares to Abbott; and $108 million for proceeds from stock issuances related to our stock option and employee stock purchase plans.

Debt

The following table provides a summary at June 30, 2006 and December 31, 2005 of our net debt:

in millions	June 30, 2006	December 31, 2005
Short-term debt	$6	$156
Long-term debt	8,892	1,864
Gross debt	8,898	2,020
Less: cash, cash equivalents and marketable securities	1,157	848
Net debt	$7,741	$1,172

At June 30, 2006, we had outstanding borrowings of $8,898 million at a weighted average interest rate of 6.05 percent as compared to outstanding borrowings of $2,020 million at a weighted average interest rate of 4.80 percent at December 31, 2005. During the first half of 2006, we received net proceeds from borrowings of $6,892 million, which we primarily used to finance the cash portion of the Guidant acquisition.

The debt maturity schedule for our term loan, Abbott loan and senior notes, as of June 30, 2006, is as follows:

in millions	2008	2009	2010	Thereafter	Total
Term Loan	$650	$650	$1,700	$2,000	$5,000
Abbott Loan				900	900
Senior Notes				3,050	3,050
Total	$650	$650	$1,700	$5,950	$8,950

We expect to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years. The term loan and Abbott loan are permitted to be prepaid prior to the maturity with no penalty or premium.

During 2006, we made the following changes in our financing arrangements:

•
In March 2006, we increased our credit and security facility that is secured by our U.S. trade receivables from $100 million to $350 million.  During the third quarter of 2006, we extended the maturity of this credit and security facility to August 2007.

•	In March 2006, we repaid our commercial paper borrowings that approximated $149 million as of December 31, 2005.

•
In April 2006, to finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott.

•
In April 2006, we terminated our existing revolving credit facilities and established a new $2.0 billion five-year revolving credit facility.  We repaid all $450 million in borrowings outstanding under our prior revolving credit facilities as of March 31, 2006.

•
Our term loan, interim credit facility and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of our long-term, senior unsecured, corporate credit ratings from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services (S&P). Since December 31, 2005, our credit ratings were downgraded by Fitch (from A to BBB), Moody’s (from A3 to Baa3) and S&P (from A to BBB+). Our credit ratings are investment grade.

•
The $900 million loan from Abbott bears interest at a fixed 4.00 percent, payable semi-annually. The loan is due on April 21, 2011. We have determined that an appropriate risk-adjusted interest rate on the loan from Abbott is 5.25 percent per annum. We have recorded the loan at a discount of approximately $50 million and will record interest at an effective rate of 5.25 percent over the term of the loan.

•
In April 2006, we increased the interest rate payable on each of our $400 million 5.50 percent November 2015 Notes and our $350 million 6.25 percent November 2035 Notes by 0.75 percent in connection with our credit ratings being downgraded as a result of the Guidant acquisition. Subsequent upgrades to our long-term senior, unsecured  corporate credit ratings may result in a decrease in the interest rate adjustment. The interest rate adjustment will be permanently terminated when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

•	In May 2006, we repaid and terminated our $700 million 364-day interim credit facility loan.

•
In June 2006, under our shelf registration previously filed with the SEC, we issued $1.2 billion of publicly registered senior notes to fund general corporate purposes, including taxes payable related to Guidant’s asset sale to Abbott and to repay approximately $350 million in borrowings outstanding under our credit and security facility as of March 31, 2006. We issued $600 million of senior notes due in 2011 (June 2011 Notes) and $600 million of senior notes due in 2016 (June 2016 Notes).  The June 2011 Notes bear a semi-annual coupon of 6.00 percent and are redeemable prior to maturity.  The June 2016 Notes bear a semi-annual coupon of 6.40 percent and are redeemable prior to maturity.  These Notes represent the final portion of our permanent financing of the Guidant acquisition.

•
During the quarter ended June 30, 2006, we incurred approximately $57 million in fees associated with the financing of the Guidant acquisition. We have capitalized these fees as debt issuance costs and will amortize these fees to interest expense over the respective contractual term of the debt instruments.

Our credit facility and term loan agreements require us to maintain a ratio of debt to pro forma EBITDA, as defined by the respective agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. These agreements also require us to maintain a ratio of pro forma EBITDA, as defined by the respective agreement, to interest expense of more than or equal to 3.0 to 1.0. As of June 30, 2006, we were in compliance with these debt covenants. The ratio of debt to pro forma EBITDA was 3.2 to 1.0 and the ratio of pro forma EBITDA to interest expense was 12.5 to 1.0.

Equity

In March 2006, we filed a new public registration statement with the SEC. In April 2006, we issued approximately 65 million shares that were registered under this registration statement to Abbott for $1.4 billion. See Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the Abbott transaction.

During the first half of 2006, we received $108 million in proceeds from stock issuances related to our stock option and employee stock purchase plans as compared to $53 million for the same period in the prior year.

During the first quarter of 2006, we increased our authorized common stock from 1,200,000,000 shares to 2,000,000,000 shares in anticipation of our acquisition of Guidant.

Contractual Obligations and Commitments

Certain of our business combinations involve the payment of contingent consideration. Certain of these payments are determined based on multiples of the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments that will have to be made. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At June 30, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4 billion, some of which may be payable in our common stock. The milestones associated with the contingent consideration must be reached in certain future periods through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion. There is no potential contingent consideration payable to the former Guidant shareholders.

In conjunction with the acquisition of Guidant, we assumed certain contractual obligations and commitments. Items that are material to understanding our cash requirements are either included in this Form 10-Q or are purchases made in the normal course of business.

Legal Matters

The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, move quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

We are substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against us. In connection with the acquisition of Guidant, the number of product liability claims and other legal proceedings, including private securities litigation and shareholder derivative suits, we are subject to significantly increased. Product liability and securities litigation claims against us may be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

We accrue anticipated costs of litigation and loss for product liability claims based on historical experience or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. Our accrual for legal matters that are probable and estimable was $381 million at June 30, 2006 and $35 million at December 31, 2005. The amounts accrued at June 30, 2006 primarily represent accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we are still assessing certain assumed litigation and product liability claims to determine the amounts, if any, that management believes may be paid as a result of such claims and litigation and therefore, no amounts for such related losses have been accrued.

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report identifies all material developments with regard to any matters of litigation disclosed in our 2005 Annual Report filed on Form 10-K or instituted since December 31, 2005. Note I to our unaudited condensed consolidated financial statements contained in this Quarterly Report also discloses all material litigation with regard to the Guidant business acquired.

New Accounting Pronouncements

Statement No. 123(R)

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

In the second quarter of 2006, we recognized stock-based compensation expense of $31 million before-tax ($23 million after-tax, or $0.02 per share). For the second quarter of 2006, as a result of adopting Statement No. 123(R), our loss before income taxes was $16 million higher and our net loss was $11 million higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share was $0.01 higher than if we had continued to account for share-based compensation under APB No. 25.

In the first half of 2006, we recognized stock-based compensation expense of $63 million before-tax ($45 million after-tax, or $0.04 per share). For the first half of 2006, as a result of adopting Statement No. 123(R), our loss before income taxes was $36 million higher and our net loss was $24 million higher than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share was $0.02 higher than if we had continued to account for share-based compensation under APB No. 25.

Under the provisions of Statement No. 123(R), we will recognize the following future expense for awards granted as of June 30, 2006:

	Unrecognized Compensation Cost (in millions)*	Weighted-Average Remaining Vesting Period (in years)
Stock options	$82
Non-vested stock awards	144
	$226	4

* Amounts presented represent compensation cost, net of estimated forfeitures.

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

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8 percent to all unvested stock awards as of June 30, 2006, which represents the portion that we expect to be forfeited each year over the vesting period. This analysis will be re-evaluated quarterly and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a rollforward of tax benefits taken that do not qualify for financial statement recognition.  The cumulative effect of initially adopting Interpretation No. 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately.  We are required to adopt Interpretation No. 48 effective January 1, 2007.  Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of Interpretation No. 48.  We are currently evaluating the impact this new standard will have on our future results of operations or financial position.

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

CRM Business

•	The recovery of the CRM market to historical growth grates and our ability to regain CRM market share and increase CRM net sales;

•
The overall performance of and referring physician, implanting physician and patient confidence in our and other CRM products and technologies and the results of CRM clinical trials undertaken by us, our competitors or other third parties;

•
Our ability to launch various products utilizing Frontier, our next generation CRM pulse generator platform, in the U.S. within the next 12 to 36 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

•	Our ability to retain our CRM sales force to reaccelerate CRM market growth;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies; and

•	Our ability to avoid disruption in the supply of certain components or materials or to quickly secure additional or replacement components or materials on a timely basis.

Coronary Stents

•
Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

•
Our ability to launch our TAXUS Express[2] stent system in Japan during the middle of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS Liberté stent system, in the U.S. in the first half of 2007 and to maintain or expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

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

•	Our ability to increase the rate of physician adoption of drug-eluting stent technology in our Europe and Inter-Continental markets;

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

•	The ongoing, inherent risk of potential physician communications or field actions relating to medical devices;

•	Costs associated with the incremental compliance and quality initiatives of both Boston Scientific and Guidant; and

•	The availability and rate of third-party reimbursement for our products and procedures.

Innovation

•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected revenue growth over the next twelve months;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our ability to develop products and technologies successfully in addition to our TAXUS drug-eluting stent and our cardiac rhythm management technologies;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated including Guidant;

•	Our decision to exercise options to purchase certain companies party to our strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

International Markets

•	Increasing dependence on international net sales to achieve growth;

•	Risks associated with international operations including compliance with local legal and regulatory requirements; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations and capital expenditures, as well as our strategic investments over the next twelve months and to maintain borrowing flexibility beyond the next twelve months;

•	Our ability to access the public capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our floating-rate debt;

•	Our ability to maintain investment-grade credit ratings; and

•	Our ability to align expenses with future expected revenue levels and reallocate resources to support our future growth.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee; and

•	Risks associated with our acquisition of Guidant Corporation, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will face.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually, could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement in this report and as disclosed in each of Boston Scientific’s and Guidant’s filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our currency risk relates primarily to foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4,051 million at June 30, 2006 and $3,593 million at December 31, 2005. We recorded $119 million of other assets and $49 million of other liabilities to recognize the fair value of these derivative instruments at June 30, 2006 as compared to $176 million of other assets and $55 million of other liabilities recorded at December 31, 2005. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $113 million at June 30, 2006 as compared to $129 million at December 31, 2005. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $137 million at June 30, 2006 as compared to $157 million at December 31, 2005. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $2,000 million at June 30, 2006 and $1,100 million at December 31, 2005. The increase in the notional amount is due to our termination of $1,100 million in hedge contracts related to certain of our existing senior notes, offset by $2,000 million of hedge contracts related to our term loan. We recorded $4 million of other assets to recognize the fair value of our interest rate derivative instruments at June 30, 2006 as compared to $21 million of other assets and $7 million of other liabilities recorded at December 31, 2005. A one percentage point increase in interest rates would increase the derivative instruments’ fair value by $31 million at June 30, 2006 as compared to a decrease of $74 million at December 31, 2005. A one percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $31 million at June 30 ,2006 as compared to an increase of $80 million at December 31, 2005. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged term loan. At June 30, 2006, approximately $1.8 billion of our net hedged borrowings are subject to variable interest rates, while approximately $5.9 billion are at fixed interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

We completed the acquisition of Guidant on April 21, 2006 at which time Guidant became a subsidiary of Boston Scientific. The transaction is material to the results of our operations, cash flows and financial position from the date of the acquisition through June 30, 2006 and we believe that the internal controls and procedures of Guidant have a material effect on our internal control over financial reporting.   See Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the transaction.

We are currently in the process of evaluating the internal controls and procedures of Guidant. We have expanded our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under this act to include Guidant.

Except for the acquisition of Guidant, during the quarter ended June 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in Boston Scientific’s 2005 Annual Report filed on Form 10-K , and Item IA. Risk Factors and Item 7A. Cautionary Factors in Guidant’s 2005 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in Boston Scientific’s and Guidant’s 2005 Annual Reports filed on Form 10-K are not the only risks facing our company.

During 2005 and the first half of 2006, Guidant’s operating results have been adversely impacted by various implantable defibrillator and pacemaker system field actions, including certain voluntary product recalls and physician notifications and a corresponding reduction in CRM market growth rates. These product recalls included Guidant’s decision announced on June 24, 2005 to stop selling Guidant’s leading defibrillator systems temporarily, which were returned to the market beginning on August 2, 2005. In addition, on June 26, 2006, we announced that we were retrieving a specific subset of pacemakers, cardiac resynchronization therapy pacemakers and implantable cardioverter defibrillators due to a supplier’s low-voltage capacitor not performing consistently. We believe that these field actions contributed to Guidant’s having a lower market share for implantable defibrillator and pacemaker systems for the second quarter of 2006 as compared to the second quarter of 2005. The worldwide CRM market growth rate, including the U.S. defibrillator market growth rate, was slightly lower for the second quarter of 2006 as compared to the first quarter of 2006; these growth rates are below those experienced in recent years. The U.S. defibrillator market represents slightly less than half of the worldwide CRM market. There can be no assurance that the CRM market will return to its historical growth rates or that we will be able to regain CRM market share or increase net sales on a timely basis, if at all.

We purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. Agreements with certain suppliers can be terminated upon short notice.  We cannot quickly establish additional or replacement suppliers for certain components or materials, largely due to the complex nature of our and many of our suppliers’ manufacturing processes.

Production issues, including capacity constraint; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition. There can be no assurance that we will avoid disruptions in the supply of certain components or materials or that we will be able to secure additional or replacement components or materials on a timely basis.

During 2005, in order to strengthen our corporate-wide quality system, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems. In 2006, our Board of Directors created a compliance and quality committee to monitor our compliance and quality initiatives.  This initiative requires the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which may result in adjustments to our future product launch schedules and the discontinuation of certain product lines over time. There can be no assurances regarding the length of time or cost it will take to resolve these issues to the satisfaction of the FDA or the impact that this initiative will have on our product launch schedules or our product lines. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4.        SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 9, 2006, at which stockholders of record as of March 17, 2006,  voted on:

(i)	the election of four Class II Directors of the Company to hold office until the 2009 Annual Meeting of Stockholders;

(ii)	the election of one new Class II director to serve until our 2009 Annual Meeting of Stockholders and one new Class I director to serve until our 2008 Annual Meeting of Stockholders;

(iii)	the ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006; and

(iv)	the approval of our 2006 Global Employee Stock Ownership Plan.

A total of 693,672,610 shares, or approximately 84% of the Company’s common stock, were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:

(i)	The individuals named below were re-elected to a three-year term as Class II directors:
Nominees	Votes For	Votes Withheld
John E. Abele	682,261,291	11,411,318
Joel L. Fleishman	680,174,929	13,497,680
Ernest Mario	685,576,760	8,095,849
Uwe E. Reinhardt	686,029,832	7,642,777

Ursula M. Burns, Marye Anne Fox, Ray J. Groves, N.J. Nicholas, Jr., Peter M. Nicholas, John E. Pepper, Warren B. Rudman and James R. Tobin all continue to serve as directors of the Company.

(ii)	The individuals named below were re-elected to three year terms as indicated below:

Nominees	Class	Votes For	Votes Withheld
Nancy-Ann DeParle	I	645,167,092	48,505,517
Kristina Johnson	II	663,311,739	30,360,870

(iii)
The ratification of the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2006 was approved by a vote of 682,645,572 shares voting for, 7,403,411 shares voting against and 3,619,126 abstaining.

(iv)
The 2006 Global Stock Ownership Plan was approved by a vote of 601,438,015 shares voting for, 5,161,794 shares voting against, 83,265,961 shares representing broker non-votes and 3,806,839 shares abstaining.

ITEM 5.         OTHER INFORMATION.

Effective August 9, 2006, the Company extended the term of our Credit and Security Agreement dated as of August 16, 2002, as amended, by and among Boston Scientific Corporation, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Wachovia Bank, National Association, for an additional 364 days and reduced certain fees thereunder. A form of this amendment is filed with this Quarterly Report as Exhibit 10.1.

ITEM 6.         EXHIBITS.

10.1	Form of Amendment No. 8 to Credit and Security Agreement.
10.2	Purchase Agreement between Guidant Corporation and Abbott Laboratories dated April 21, 2006.
10.3	Amendment to Purchase Agreement between Guidant Corporation and Abbott Laboratories dated April 21, 2006.
10.4	Promissory Note between BSC International Holding Limited (“Borrower”) and Abbott Laboratories (“Lender”) dated April 21, 2006.
10.5	Subscription and Stockholder Agreement between Boston Scientific Corporation and Abbott Laboratories dated April 21, 2006.
10.6	Amendment to Subscription and Stockholder Agreement between Boston Scientific Corporation and Abbott Laboratories dated April 21, 2006.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Senior Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2006.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Chief Financial Officer and Executive Vice President - Finance and Administration