Form 10-Q
period 2006-09-30
BOSTON SCIENTIFIC CORP
filed 2006-11-09
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: September 30, 2006

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of October 31, 2006

Common Stock, $.01 Par Value	1,473,960,828

Page 1 of 75 Pages
Exhibit Index on Page 74

PART I
FINANCIAL INFORMATION

ITEM 1.        CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
in millions, except per share data	2006	2005	2006	2005
Net sales	$2,026	$1,511	$5,756	$4,743
Cost of products sold	630	343	1,681	1,044
Gross profit	1,396	1,168	4,075	3,699

Selling, general and administrative expenses	719	444	1,917	1,346
Research and development expenses	272	181	741	506
Royalty expense	57	52	177	174
Amortization expense	153	47	356	114
Purchased research and development			4,117	276
Litigation-related charges		780		780
	1,201	1,504	7,308	3,196
Operating income/(loss)	195	(336)	(3,233)	503

Other income/(expense):
Interest expense	(143)	(21)	(291)	(58)
Fair-value adjustment for the sharing of proceeds feature of the Abbott stock purchase	(13)		(100)
Other, net	12	5	(80)	8
Income/(loss) before income taxes	51	(352)	(3,704)	453
Income tax (benefit)/expense	(25)	(83)	150	159
Net income/(loss)	$76	$(269)	$(3,854)	$294

Net income/(loss) per common share - basic	$0.05	$(0.33)	$(3.19)	$0.36

Net income/(loss) per common share - assuming dilution	$0.05	$(0.33)	$(3.19)	$0.35

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

in millions, except share data	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$1,541	$689
Marketable securities		159
Trade accounts receivable, net	1,460	932
Inventories	759	418
Deferred income taxes	536	152
Prepaid expenses and other current assets	453	281
Total current assets	4,749	2,631

Property, plant and equipment, net	1,672	1,011
Intangible assets, net	23,543	3,735
Investments	568	594
Other assets	220	225
Total Assets	$30,752	$8,196

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Borrowings due within one year	$5	$156
Accounts payable and accrued expenses	1,815	1,229
Income taxes payable	520	17
Other current liabilities	110	77
Total current liabilities	2,450	1,479

Long-term debt	8,893	1,864
Deferred income taxes	3,020	262
Other long-term liabilities	1,373	309

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares, 1,486,407,560 shares issued at September 30, 2006 and 844,565,292 shares issued at December 31, 2005	15	8
Treasury stock, at cost - 13,076,135 shares at September 30, 2006 and 24,215,559 shares at December 31, 2005	(374)	(717)
Other stockholders’ equity	15,375	4,991
Total stockholders’ equity	15,016	4,282
Total Liabilities and Stockholders’ Equity	$30,752	$8,196

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

	Nine Months Ended September 30,
in millions	2006	2005
Cash provided by operating activities	$1,480	$393

Investing activities:
Net purchases of property, plant and equipment	(213)	(250)
Net maturities of marketable securities	159	172
Payments for the acquisition of Guidant	(15,394)
Cash acquired in the acquisition of Guidant, including proceeds from Guidant’s sale of its vascular intervention and endovascular solutions businesses	6,730
Payments for acquisitions of businesses, net of cash acquired		(178)
Payments related to prior year acquisitions	(282)	(25)
Net payments for investments in companies and acquisitions of certain technologies	(57)	(178)
Cash used for investing activities	(9,057)	(459)

Financing activities:
Debt
Net (decrease)/increase in commercial paper	(149)	1,095
Net proceeds from/(payments on) revolving borrowings, notes payable, capital leases and long-term borrowings	7,037	(916)
Equity
Purchases of common stock for treasury		(734)
Proceeds from issuances of shares of common stock to Abbott	1,400
Proceeds from issuances of shares of common stock	137	77
Cash provided by/(used for) financing activities	8,425	(478)
Effect of foreign exchange rates on cash	4	(7)
Net increase/(decrease) in cash and cash equivalents	852	(551)
Cash and cash equivalents at beginning of period	689	1,296
Cash and cash equivalents at end of period	$1,541	$745

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation (Boston Scientific or the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in Boston Scientific’s Annual Report on Form 10-K for the year ended December 31, 2005.

On April 21, 2006, the Company consummated the acquisition of Guidant Corporation. Prior to the Company’s acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular businesses and agreed to share the drug-eluting technology it acquired from Guidant with Boston Scientific. See Note B- Guidant Acquisition and Abbott Transaction for further details regarding the transaction.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note J - Segment Reporting for further details.

NOTE B - GUIDANT ACQUISITION AND ABBOTT TRANSACTION

Guidant Acquisition

On April 21, 2006, the Company acquired 100 percent of the fully-diluted equity of Guidant. Guidant is a world leader in the treatment of cardiac and vascular disease. This acquisition enables the Company to become a major provider in the more than $9 billion global Cardiac Rhythm Management (CRM) business, significantly diversifying its revenue stream across multiple businesses and enhancing its overall competitive position and growth potential.

The aggregate purchase price of $28.4 billion included: $14.5 billion in cash; 577 million shares of the Company’s common stock at an estimated fair value of $12.5 billion; approximately 40 million of the Company’s fully-vested stock options granted to Guidant employees at an estimated fair value of approximately $450 million; approximately $100 million associated with the buyout of options of certain former Guidant employees; and approximately $800 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant.  The purchase price net of cash acquired was approximately $21.7 billion.  In conjunction with the acquisition, and partially offsetting the purchase price, the Company acquired approximately $6.7 billion of cash, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular solutions businesses to Abbott. The remaining cash relates to cash on hand at the time of closing.

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

The Company will continue to incur integration and restructuring costs as it integrates certain operations of Guidant. In addition, the Company will continue to examine all of its operations in order to identify cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to support growth initiatives. No assurances can be made that the Company will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, merger-related, integration and restructuring costs over time.

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

Abbott Transaction

On April 21, 2006, before the closing of the Boston Scientific-Guidant transaction, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses for:

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

Further, Abbott purchased from Boston Scientific approximately 65 million shares of the Company’s common stock for $1.4 billion, or $21.66 per share. Abbott agreed not to sell any of these shares of Boston Scientific common stock for six months following the Abbott transaction closing unless the average price per share of Boston Scientific common stock over any consecutive 20 day trading period during that six month period exceeds $30.00. In addition, during the 18-month period following the Abbott transaction closing, Abbott will not, in any one-month period, sell more than 8.33 percent of these shares of Boston Scientific common stock. Abbott must sell all of these shares of Boston Scientific common stock no later than 30 months following April 21, 2006. Abbott must apply a portion of the net proceeds from its sale of these shares of Boston Scientific common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to Boston Scientific (sharing of proceeds feature).

The Company determined the fair value of the sharing of proceeds feature of the Abbott stock purchase as of April 21, 2006 to be $102 million and recorded this amount as an asset received in connection with the sale of the Guidant vascular intervention and endovascular solutions business to Abbott. The Company re-values this instrument each reporting period, and recorded an expense of $13 million during the third quarter and $100 million for the first nine months of 2006 to reflect the change in fair value. The Company will record fair value adjustments on this feature until all of the underlying shares are sold by Abbott. As of September 30, 2006, the Company has an asset of $2 million remaining, which reflects the estimated fair value of this feature as of September 30, 2006.

Approximately 18 months following the Abbott transaction closing, Boston Scientific will issue to Abbott additional shares of Boston Scientific common stock having an aggregate value of up to $60 million (based on the average closing price of Boston Scientific common stock during the 20 consecutive trading day period ending five trading days prior to the date of issuance of those shares) to reimburse Abbott for the cost of borrowing $1.4 billion to purchase the shares of Boston Scientific common stock. The Company has recorded the $60 million of stock to be issued as a liability assumed in connection with the sale of Guidant’s vascular intervention and endovascular solutions businesses to Abbott.

Prior to the Abbott transaction closing, Boston Scientific and Abbott entered into transition services agreements under which (1) Boston Scientific will provide or make available to the Guidant vascular intervention and endovascular solutions businesses acquired by Abbott those services, rights, properties and assets of Guidant that were not included in the assets purchased by Abbott and that are reasonably required by Abbott to enable them to conduct the Guidant vascular intervention and endovascular solutions businesses substantially as conducted at the time of the Abbott transaction closing; and (2) Abbott will provide or make available to Boston Scientific those services, rights, properties and assets reasonably required by Boston Scientific to enable it to conduct the business conducted by Guidant, other than the Guidant vascular intervention and endovascular solutions businesses, in substantially the same manner as conducted as of the Abbott transaction closing, to the extent those services, rights, properties and assets were included in the assets purchased by Abbott. These transition services will be made available at prices based on costs incurred in performing the services.

Purchase Price

The Company has accounted for the acquisition of Guidant as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of Guidant were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Boston Scientific.  The purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets and liabilities, primarily the determination of any amounts that may be paid as a result of assumed product liability claims and potential restructuring activities. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but generally no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates.  Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of the acquisition.  These estimates were based on assumptions that the Company believed to be reasonable as of the date of the acquisition.  However, actual results may differ from these estimates.

The preliminary purchase price is as follows (amounts in millions):

Consideration to Guidant
Cash portion of consideration	$14,527
Fair value of Boston Scientific common stock	12,514
Fair value of Boston Scientific options exchanged for Guidant stock options	450
Buyout of options for certain former employees	97
27,588
Other acquisition-related costs
Johnson & Johnson termination fee	705
Other estimated acquisition-related costs	65
$28,358

The fair value of the Boston Scientific stock options exchanged for Guidant options was included in the purchase price due to the fact that the options were fully vested. The fair value of these options was estimated using a Black-Scholes option pricing model. The fair value of the stock options was estimated assuming no expected dividends and the following weighted-average assumptions:

Expected life	2.4 years
Expected volatility	30 percent
Risk free interest rate	4.92 percent
Stock price on date of grant	$22.49
Weighted-average exercise price	$13.11

Preliminary Purchase Price Allocation

The following chart summarizes the Guidant preliminary purchase price allocation:

in millions
Cash	$6,730
Intangible assets subject to amortization	7,719
Goodwill	12,214
Other assets	2,550
Purchased research and development	4,169
Current liabilities	(1,282)
Deferred tax liabilities	(3,063)
Other long-term liabilities	(679)
$28,358

The deferred tax liabilities primarily relate to the tax impact of future amortization associated with the identified intangible assets acquired, which are not deductible for tax purposes.

The excess of the purchase price over the fair value of net tangible assets acquired was allocated to specific intangible asset categories as follows:

in millions	Amount Assigned	Weighted Average Amortization Period	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$6,142	25 years	10%-16%
Technology - developed	885	6 years	10%
Customer relationships	688	15 years	10%-13%
Other	4	10 years	10%
	$7,719	22 years

Goodwill	$12,214
Purchased research and development	4,169		13%-17%

The Company believes that the estimated intangible assets and purchased research and development so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. The Company used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development. The Company valued and accounted for the identified intangible assets and purchased research and development from its 2006 acquisition of Guidant in accordance with its policy described in the Critical Accounting Policies section of its 2005 Annual Report on Form 10-K.

Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the CRM market; the value of Guidant’s highly trained assembled work force as of the acquisition date; the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers; the incremental value to the Company’s existing interventional cardiology franchise from having two drug-eluting stent platforms; and the synergies expected to result from combining infrastructures, reducing combined operational spend and program reprioritization. The goodwill acquired in the Guidant acquisition is not deductible for tax purposes.

The core technology consists of technical processes, intellectual property, and institutional understanding with respect to products or processes that have been developed by Guidant and that will be leveraged in future products or processes. Core technology represents know-how, patented and unpatented technology, testing methodologies and hardware that will be carried forward from one product generation to the next. Over 90 percent of the value assigned to core technology is associated with Guidant’s CRM products and includes battery and capacitor technology, lead technology, software algorithms, and interfacing for shocking and pacing.

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

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker systems used to treat heart failure; and

•	Cardiac surgery systems used to perform cardiac surgical ablation, endoscopic vein harvesting and clampless beating-heart bypass surgery.

The currently marketed products primarily include products within the Insignia, Prizm, Vitality, Contak TR and Contak Renewal CRM product families, the VASOVIEW® Endoscopic Vein Harvesting System, FLEX Microwave Systems and the ACROBAT™ System.

Customer relationships represent the estimated fair value of the non-contractual customer relationships Guidant had with physician customers as of the acquisition date. The primary physician users of Guidant’s largest selling products include electrophysiologists, implanting cardiologists, cardiovascular surgeons, and cardiac surgeons. These relationships were valued separately from goodwill as Guidant (i) has information about and has regular contact with its physician customers and (ii) the physician customers have the ability to make direct contact with Guidant. The Company used the income approach to estimate the fair value of customer relationships as of the acquisition date.

Purchased Research and Development

The $4,169 million of purchased research and development associated with the Guidant acquisition primarily consists of approximately $3,260 million for acquired CRM-related products and approximately $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes approximately $369 million that represents the estimated fair value of the two potential milestone payments of up to $500 million that may be received from Abbott upon receipt of certain regulatory approvals by the vascular intervention and endovascular solutions businesses it acquired from Guidant. The Company recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments is dependent on future research and development activity and regulatory approvals, and the asset has no alternative future use as of the acquisition date. The milestone payments, if received, will be recognized as a gain in the Company’s financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the Frontier® platform for next generation CRM products and rights to the everolimus-eluting stent technology that the Company shares with Abbott. Frontier represents Guidant’s next generation CRM pulse generator platform that will incorporate new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. This platform will be leveraged across all CRM product lines to treat electrical dysfunction in the heart. For purposes of valuing the acquired purchased research development, the Company estimated total costs to complete the Frontier platform of approximately $250 million. The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug eluting stent technology the Company shares with Abbott as part of the Abbott Transaction.  The Company estimated approximately $150 million of costs to complete the everolimus-eluting stent technology projects.

For the in-process projects the Company acquired in connection with the acquisition of Guidant, it used risk-adjusted discount rates that ranged from 13 percent to 17 percent to discount the projected cash flows. The Company believes that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. The Company valued and accounted for the purchased research and development from its 2006 acquisition of Guidant in accordance with its policy described in the Critical Accounting Policies section of the Company's 2005 Annual Report filed on Form 10-K.

Pro Forma Results of Operations

The Company’s condensed consolidated financial statements include Guidant’s operating results from the date of acquisition, April 21, 2006. The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and Guidant as if the acquisition, the Abbott transaction and the financing for the acquisition, had occurred at the beginning of each of the periods presented. The historical consolidated financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the merger and (ii) factually supportable. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the merger, the sale of the Guidant vascular intervention and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined Company after completion of the acquisition. Pro forma adjustments are tax-effected at the Company’s effective tax rate.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except per share data	2006	2005	2006	2005

Net sales	N/A*	$2,039	$6,468	$6,646
Net loss	N/A*	(4,939)	(4,189)	(4,522)

Net loss per share - basic	N/A*	$(3.38)	$(2.85)	$(3.08)
Net loss per share - assuming dilution	N/A*	$(3.38)	$(2.85)	$(3.08)

* Not applicable due to the fact that Guidant operations and the impact of financing transactions are included in the Company’s results for the full period.

The pro forma net loss for the third quarter of 2005 includes $120 million for the amortization of intangible assets obtained in conjunction with the Guidant acquisition. The pro forma net loss for the first nine months of 2006 and 2005 includes $360 million for the amortization of intangible assets obtained in conjunction with the Guidant acquisition. The unaudited pro forma financial information for each period presented also includes the following non-recurring charges: purchased research and development of $4,169 million obtained as part of the Guidant acquisition; expense associated with the step-up value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase. In connection with the accounting for the acquisition of Guidant, the Company wrote-up inventory acquired from manufacturing cost to fair value. The Company recorded expense of $94 million during the third quarter of 2006 and $279 million for the first nine months of 2006 for the step-up value of acquired Guidant inventory sold during the period. As of September 30, 2006, the Company had no inventory step-up value remaining in inventory.

NOTE C - STOCK-BASED COMPENSATION

The Company’s Long-Term Incentive Plans provide for the issuance of up to 90 million shares of common stock. Together, the Plans cover officers, directors and employees of and consultants to the Company and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights and performance awards. The Company’s Executive Compensation and Human Resources Committee may authorize the issuance of shares of common stock and authorize cash awards under the Plans in recognition of the achievement of long-term performance objectives established by the Committee. Nonqualified options issued to employees generally are granted with an exercise price equal to the market price of the Company’s stock at the date of grant, generally vest over a four year service period, and have a 10-year contractual term. Non-vested stock awards (awards other than options) issued to employees generally are granted with an exercise price of zero and generally vest over a five year service period. The Company generally issues shares for option exercises and non-vested stock from its treasury shares, if available.

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

The Company adopted Statement No. 123(R) on January 1, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (ii) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. In accordance with this method of adoption, prior period results of operations and financial position have not been restated to reflect the impact of stock-based compensation. Prior to the adoption of Statement No. 123(R), the Company accounted for options using the intrinsic value method under the guidance of APB Opinion No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

The following presents the statement of operations impact of stock-based compensation expense recognized for the three months and nine months ended September 30, 2006 for options and restricted stock awards:

	Three months ended	Nine months ended
in millions	September 30, 2006	September 30, 2006
Cost of products sold	$4	$12
Selling, general and administrative expenses	16	59
Research and development expenses	6	18
Income/(loss) before income taxes	26	89
Income tax (benefit)/expense	6	24
Net income/(loss)	$20	$65

Net income/(loss) per common share - basic	$0.01	$0.05
Net income/(loss) per common share - assuming dilution	$0.01	$0.05

In the third quarter of 2006, as a result of adopting Statement No. 123(R), the Company’s income before income taxes was $18 million lower and its net income was $14 million lower than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted income per share was $0.01 lower than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

In the first nine months of 2006, as a result of adopting Statement No. 123(R), the Company’s loss before income taxes was $54 million higher and its net loss was $38 million higher than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share was $0.03 higher than if the Company had continued to account for share-based compensation under APB Opinion No. 25.

In 2005, if the Company had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant date consistent with the methodology prescribed by Statement No. 123, net (loss)/income and net (loss)/income per share would have been reported as the following pro forma amounts:

	Three Months Ended	Nine Months Ended
in millions, except per share data	September 30, 2005	September 30, 2005
Net (loss)/income, as reported	$(269)	$294
Add: Stock-based employee compensation expense included in net (loss)/income, net of related tax effects	4	9
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(19)	(53)
Pro forma net (loss)/income	$(284)	$250
Net (loss)/income per common share
Basic
Reported	$(0.33)	$0.36
Pro forma	$(0.35)	$0.30
Assuming dilution
Reported	$(0.33)	$0.35
Pro forma	$(0.35)	$0.30

Stock Options

Option Valuation

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of its stock options. In conjunction with the Guidant acquisition, the Company converted certain outstanding Guidant options into approximately 40 million fully-vested Boston Scientific options. See Note B- Guidant Acquisition and Abbott Transaction for further details regarding the fair value and valuation assumptions related to those awards. The fair value for all other options granted during the three and nine month periods ended September 30, 2006 and 2005 was calculated using the following estimated weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Options granted (in thousands)	383	4,032	4,470	7,737
Weighted-average exercise price	$16.34	$26.93	$22.68	$30.28
Weighted-average grant-date fair value	$5.81	$11.59	$7.88	$12.29

Black-Scholes Assumptions
Expected volatility	30%	36%	30%	37%
Expected term (in years)	5	5	5	5
Risk-free interest rate	4.69%-5.09%	4.02%-4.11%	4.26%-5.18%	3.37%-4.11%

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

Option Activity

Information related to stock options at September 30, 2006 under stock incentive plans is as follows:
	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	50,285	$20
Granted	4,470	23
Exercised	(9,212)	11
Cancelled / forfeited	(1,151)	24
Guidant converted options	39,649	13
Outstanding at September 30, 2006	84,041	$17	5	$137
Exercisable at September 30, 2006	67,110	$15	4	$136
Expected to vest as of September 30, 2006	81,650	$18	5	$136

The total intrinsic value of options exercised was $7 million for the third quarter of 2006 and $13 million for the same period in prior year. The total intrinsic value of options exercised was $94 million for the first nine months of 2006 and $77 million for the same period in the prior year.

Non-Vested Stock

Award Valuation

The Company values restricted stock awards and deferred stock units based on the closing trading value of the Company’s shares on the date of grant.

Award Activity

Information related to non-vested stock awards at September 30, 2006 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	3,834	$30
Granted	6,145	24
Vested	(40)	32
Forfeited	(355)	29
Balance at September 30, 2006	9,584	$26

CEO Award

During the first quarter of 2006, the Company granted a special market-based award of 2,000,000 deferred stock units to its chief executive officer. The attainment of this award is based on the individual’s continued employment and the Company’s stock reaching certain specified prices as of December 31, 2008 and December 31, 2009. Based on the estimated fair value determined as of the grant date, the Company estimates that the award will result in approximately $30 million of expense, which will be recognized in the Company’s statement of operations using an accelerated attribution method through 2009.

Expense Attribution

The Company generally recognizes compensation expense for its stock awards issued subsequent to the adoption of Statement No. 123(R) using a straight-line method over the substantive vesting period. Prior to the adoption of Statement No. 123(R), the Company allocated the pro forma compensation expense for stock option awards over the vesting period using an accelerated attribution method. The Company will continue to amortize compensation expense related to stock option awards granted prior to the adoption of Statement No. 123(R) using an accelerated attribution method. Prior to the adoption of Statement No. 123(R), the Company recognized compensation expense for non-vested stock awards over the vesting period using a straight-line method. The Company will continue to amortize compensation expense related to non-vested stock awards granted prior to the adoption of Statement No. 123(R) using a straight-line method.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. The Company has applied, based on an analysis of its historical forfeitures, an annual forfeiture rate of 8 percent to all unvested stock awards as of September 30, 2006, which represents the portion that is expected to be forfeited each year over the vesting period. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

Most of the Company’s stock awards provide for immediate vesting upon retirement, death or disability of the participant. The Company has traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the award.

This approach results in compensation expense being recognized over the vesting period except in the instance of the participant’s actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of Statement No. 123(R), the Company is required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If the Company had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed in the table below for the three and nine month periods ended September 30, 2005 would not have been materially impacted.

Unrecognized Compensation Cost

Under the provisions of Statement No. 123(R), the Company expects to recognize the following future expense for awards granted as of September 30, 2006:

	Unrecognized Compensation Cost (in millions)*	Weighted Average Remaining Vesting Period (in years)
Stock options	$71
Non-vested stock awards	150
	$221	3.4

*Amounts presented represent compensation cost, net of estimated forfeitures.

Tax Impact of Stock-Based Compensation

Prior to the adoption of Statement No. 123(R), the benefit of tax deductions in excess of recognized share-based compensation expense were reported on the consolidated statement of cash flows as operating cash flows. Under Statement No. 123(R), such excess tax benefits are reported as financing cash flows. Although total cash flows under Statement No. 123(R) remain unchanged from what would have been reported under prior accounting standards, net operating cash flows are reduced and net financing cash flows are increased due to the adoption of Statement No. 123(R). There were excess tax benefits of $1 million for the third quarter of 2006 and $6 million for the first nine months of 2006, which are classified as financing cash flows. There were excess tax benefits of $4 million for the third quarter of 2005 and $26 million for the first nine months of 2005, which are classified as operating cash flows.

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

In 2006, the Company’s stockholders approved and adopted a new global employee stock purchase plan that provides for the granting of options to purchase up to 20 million shares of the Company’s common stock to all eligible employees. The terms and conditions of the 2006 GESOP are substantially similar to the previous GESOP, which expires by its terms in 2007.

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of shares issued under the GESOP. The Company recognizes expense related to shares purchased through the GESOP ratably over the offering period. During the first nine months of 2006, the Company recognized $8 million in expense associated with its GESOP.

NOTE D - COMPREHENSIVE INCOME/(LOSS)

The following table provides a summary of the Company’s comprehensive income/(loss):

	Three Months Ended		Nine Months ended
	September 30,		September 30,
in millions	2006	2005	2006	2005
Net income/(loss)	$76	$(269)	$(3,854)	$294
Foreign currency translation adjustment	5	3	51	(36)
Net change in derivative financial instruments	(4)	10	(24)	97
Net change in equity investments	(3)	(30)	(23)	16
Comprehensive income/(loss)	$74	$(286)	$(3,850)	$371

NOTE E - EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except per share data	2006	2005	2006	2005
Basic
Net income/(loss)	$76	$(269)	$(3,854)	$294
Weighted average shares outstanding	1,472.8	819.9	1,207.0	827.8
Net income/(loss) per common share	$0.05	$(0.33)	$(3.19)	$0.36

Assuming dilution
Net income/(loss)	$76	$(269)	$(3,854)	$294
Weighted average shares outstanding	1,472.8	819.9	1,207.0	827.8
Net effect of common stock equivalents	13.9			12.5
Total	1,486.7	819.9	1,207.0	840.3
Net income/(loss) per common share	$0.05	$(0.33)	$(3.19)	$0.35

The calculation of net income/(loss) per common share, assuming dilution, above excludes the net effect of common stock equivalents of 10.9 million for the third quarter of 2005 and 14.2 million for the first nine months of 2006 due to the Company being in a net loss position.

The net effect of common stock equivalents excludes the impact of 39.0 million stock options for the third quarter of 2006, 11.4 million for the third quarter of 2005, 27.1 million for the first nine months of 2006 and 11.2 million for the first nine months of 2005 due to the exercise prices of these stock options being greater than the average fair market value of the Company’s common stock during the period.

NOTE F - CONTINGENT CONSIDERATION

Certain of the Company’s business combinations involve the payment of contingent consideration. Certain of these payments are determined based on multiples of the acquired company’s revenue during the earn-out period and, consequently, the Company cannot currently determine the total payments that will have to be made. However, the Company has developed an estimate of the maximum potential contingent consideration for each of its acquisitions with an outstanding earn-out obligation. At September 30, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that it could be required to make associated with its business combinations is approximately $4 billion, some of which may be payable in the Company’s common stock. The milestones associated with the contingent consideration must be reached in certain future periods through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion. There is no potential contingent consideration payable to the former Guidant shareholders.

As of September 30, 2006, the Company had accrued $205 million for acquisition-related payments, primarily associated with Advanced Bionics Corporation and Smart Therapeutics, Inc.

NOTE G - OTHER BALANCE SHEET INFORMATION

Components of selected captions in the condensed consolidated interim balance sheets are as follows:

	September 30,	December 31,
in millions	2006	2005
Trade Accounts Receivable
Accounts receivable	$1,557	$1,015
Less: allowances	97	83
	$1,460	$932
Inventories
Finished goods	$439	$286
Work-in-process	176	64
Raw materials	144	68
	$759	$418
Property, Plant and Equipment
Property, plant and equipment	$2,622	$1,853
Less: accumulated depreciation	950	842
	$1,672	$1,011
Intangible Assets
Intangible assets	$24,526	$4,404
Less: accumulated amortization	983	669
	$23,543	$3,735
Other Long-Term Liabilities
Other accrued taxes	$910	$267
Other long-term liabilities	463	42
	$1,373	$309

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

During the first nine months of 2006, the Company incurred impairment charges of $105 million attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances. During the first quarter of 2006, the Company incurred impairment charges of $38 million associated with investment writedowns due primarily to the termination of a gene therapy trial being conducted by one of the Company’s portfolio companies. This trial was suspended in March 2006 and then patient enrollment was terminated in April 2006. During the second quarter of 2006, the Company recorded $67 million of charges attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances.  The most significant writedown related to one of the Company’s vascular sealing portfolio companies due to continued delays in its technology development and the resulting deterioration in its financial condition.

During the second quarter of 2006, management cancelled the abdominal aortic aneurysm (AAA) stent-graft program obtained in conjunction with the acquisition of TriVascular, Inc. The program cancellation was principally due to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. The cancellation of the AAA program resulted in the shut down of the Company’s facility in Santa Rosa, California and the displacement of approximately 300 employees. The shut down activities were substantially completed during the third quarter of 2006. During the second quarter of 2006, the Company recorded a charge to research and development expenses of approximately $20 million primarily associated with writedowns of fixed assets and a charge to research and development expenses of approximately $10 million associated with severance and related costs incurred in connection with the cancellation of the AAA program. In addition, the Company recorded an impairment charge related to the remaining TriVascular intangible assets and reversed its accrual for contingent payments recorded in the initial purchase accounting. The effect of the writeoff of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during the second quarter of 2006.

During the third quarter of 2006, the Company recorded a $31 million CRM technology offering charge. In October 2006, the FDA approved the Company’s LATITUDE® Patient Management System to be used for remote moninoring with its implantable cardioverter defibrillator systems and cardiac resynchronization defibrillators. The Company is in the process of making this technology available to most of its existing CRM patients without additional charge.

NOTE H - BORROWINGS AND CREDIT ARRANGEMENTS

At September 30, 2006, the Company had outstanding borrowings of $8,898 million at a weighted average interest rate of 6.13 percent as compared to outstanding borrowings of $2,020 million at a weighted average interest rate of 4.80 percent at December 31, 2005. During the first nine months of 2006, the Company received net proceeds from borrowings of $6,888 million, which it primarily used to finance the cash portion of the Guidant acquisition.

The debt maturity schedule for the Company’s term loan, Abbott loan and senior notes, as of September 30, 2006, is as follows:

in millions	2008	2009	2010	Thereafter	Total*
Term Loan	$650	$650	$1,700	$2,000	$5,000
Abbott Loan				900	900
Senior Notes				3,050	3,050
Total	$650	$650	$1,700	$5,950	$8,950

* Debt balances as reported in the consolidated balance sheets include the mark-to-market effect of the Company’s interest rate swaps and is net of the unamortized investor discount associated with the issuance of senior notes in conjunction with the Company’s various public debt offerings.

The Company expects to use a significant portion of its operating cash flow to reduce its outstanding debt obligations over the next several years. In addition, the Company has the flexibility to sell certain non-strategic assets in order to reduce its outstanding debt.

During 2006, the Company made the following changes in its financing arrangements:

•
In March 2006, the Company increased its credit and security facility that is secured by its U.S. trade receivables from $100 million to $350 million.  During the third quarter of 2006, the Company extended the maturity of this credit and security facility to August 2007.

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

•
In April 2006, the Company terminated its existing revolving credit facilities and established a new $2.0 billion five-year revolving credit facility.  The Company repaid all $450 million in borrowings outstanding under its prior revolving credit facilities.

•
The Company’s term loan, interim credit facility and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of the Company’s long-term, senior unsecured, corporate credit ratings from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services (S&P). Since December 31, 2005, the Company’s credit ratings were downgraded by Fitch (from A to BBB), Moody’s (from A3 to Baa3) and S&P (from A to BBB+). The Company’s credit ratings are investment grade. The term loan is permitted to be prepaid prior to maturity with no penalty or premium.

•
The $900 million loan from Abbott bears interest at a fixed 4.00 percent, payable semi-annually. The loan is due on April 21, 2011. The Company has determined that an appropriate fair market interest rate on the loan from Abbott is 5.25 percent per annum. The Company has recorded the loan at a discount of approximately $50 million and will record interest at an imputed rate of 5.25 percent over the term of the loan.  The Abbott loan is permitted to be prepaid prior to maturity with no penalty or premium.

•
In April 2006, the Company increased the interest rate payable on each of its $400 million 5.50 percent November 2015 Notes and its $350 million 6.25 percent November 2035 Notes by 0.75 percent in connection with its credit ratings being downgraded as a result of the Guidant acquisition. Subsequent upgrades to the Company’s long-term senior, unsecured corporate credit ratings may result in a decrease in the interest rates. The interest rates will be permanently restored to their original levels if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

•	In May 2006, the Company repaid and terminated its $700 million 364-day interim credit facility loan.

•
In June 2006, under its shelf registration previously filed with the SEC, the Company issued $1.2 billion of publicly registered senior notes to fund general corporate purposes, including taxes payable related to Guidant’s asset sale to Abbott and to repay approximately $350 million in borrowings outstanding under the Company’s credit and security facility. The Company issued $600 million of senior notes due in 2011 (June 2011 Notes) and $600 million of senior notes due in 2016 (June 2016 Notes).  The June 2011 Notes bear a semi-annual coupon of 6.00 percent and are redeemable prior to maturity.  The June 2016 Notes bear a semi-annual coupon of 6.40 percent and are redeemable prior to maturity.  These Notes represent the final portion of the Company’s permanent financing of the Guidant acquisition.

•
During the second quarter of 2006, the Company incurred approximately $57 million in fees associated with the financing of the Guidant acquisition. The Company has capitalized these fees as debt issuance costs and will amortize these fees to interest expense over the respective contractual term of the debt instruments.

The Company’s credit facility and term loan agreements require it to maintain a ratio of debt to pro forma EBITDA, as defined by the respective agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. These agreements also require the Company to maintain a ratio of pro forma EBITDA, as defined by the respective agreement, to interest expense of more than or equal to 3.0 to 1.0. As of September 30, 2006, the Company was in compliance with these debt covenants. The ratio of debt to pro forma EBITDA was 3.5 to 1.0 and the ratio of pro forma EBITDA to interest expense was 7.6 to 1.0. If the Company were to fail to satisfy the covenants in its debt agreements, there is no assurance that the Company’s lender would grant waivers. Failure to obtain any necessary waivers, or to obtain them on reasonable terms, could have a material adverse impact.

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

The Company is substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against the Company. In connection with the acquisition of Guidant, the number of product liability claims and other legal proceedings filed against us, including private securities litigation and shareholder derivative suits, significantly increased. Product liability and securities litigation claims against the Company may be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases the Company’s potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on the Company’s financial position, results of operations or liquidity.

In accordance with FASB Statement No. 5, Accounting for Contingencies, the Company accrues anticipated costs of litigation and loss for product liability claims based on historical experience or to the extent specific losses are probable and estimable. The Company records losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable.  If the estimate of a probable loss is a range and no amount within the range is more likely, the Company accrues the minimum amount of the range.  The Company’s accrual for legal matters that are probable and estimable was $384 million at September 30, 2006 and $35 million at December 31, 2005. The amounts accrued at September 30, 2006 primarily represent accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, the Company is still assessing certain assumed litigation and product liability claims to determine the amounts, if any, that management believes may be paid as a result of such claims and litigation and, therefore, no material amounts for such related losses have been accrued. Unless otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.

In connection with the acquisition by Abbott of Guidant’s vascular intervention and endovascular solutions businesses (the “Businesses”), Abbott assumed all liabilities of Guidant and its affiliates to the extent relating to these Businesses and agreed to indemnify Guidant and its affiliates from any losses arising out of or relating to the Businesses and the assumed liabilities. As a result, certain legal proceedings related to the Businesses to which Guidant and/or its affiliates are a party have been assumed by and are the responsibility of Abbott. These proceedings are not expected to have a material impact on the Company and are not described herein.

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

Developments with regard to matters disclosed in the Company’s Form 10-K for the year-end December 31, 2005

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against the Company and SCIMED Life Systems, Inc., a subsidiary of the Company, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against the Company and SCIMED alleging that the Company’s NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The Court of Appeals remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, the Company filed an appeal. A hearing on the appeal has not yet been scheduled.  Even though it is reasonably possible that the Company may incur a liability associated with this case, the Company does not believe that a loss is probable or estimable. Therefore, the Company has not accrued for any losses associated with this case.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against the Company alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patent. In August 2006, the Company appealed the Court’s decision.

On February 14, 2002, the Company and certain of its subsidiaries filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by the Company. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by the Company infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, the Company filed an amended complaint alleging that two additional patents owned by the Company are infringed by the Cordis products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. A trial on infringement has not yet been scheduled.

On March 26, 2002, the Company and Target Therapeutics, Inc., a wholly owned subsidiary of the Company, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and /or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. A summary judgment hearing was held on April 19, 2004, and on June 25, 2004, the Court granted summary judgment in favor of the Company finding infringement of one of the patents. On February 3, 2005, the Court granted a stay in the proceedings pending reexamination of two of the patents by the U.S. Patent and Trademark Office. On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. A trial has not yet been scheduled.

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

On March 13, 2003, the Company and Boston Scientific Scimed, Inc. filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes a patent owned by the Company. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against the Company alleging that the patent is not valid and is unenforceable. The Company subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes four additional patents owned by the Company. Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, the Company amended its complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit.  The Company may replace Abbott for Guidant as a party in the suit as a result of Abbott's purchase of the Businesses from Guidant.  In March 2005, the Company filed a stipulated dismissal as to three of the patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of the Company’s patents and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson has moved for reconsideration of the Court’s decision. A summary judgment hearing was held on June 14, 2006. A trial has not yet been scheduled.

On December 24, 2003, the Company (through its subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic® stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of the Company’s European patents. The suit was filed in the District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. On February 9, 2004, the Belgium Court linked all Johnson & Johnson entities into a single action. A hearing was held on June 7, 2004, and on June 21, 2004, the Court dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, the Company refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking cross-border, injunctive and monetary relief for infringement of the same European patent. A hearing is expected to be scheduled during the first quarter of 2007. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France and, in January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany.

On May 12, 2004, the Company filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of the Company’s European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe the Company’s patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis’ infringing acts in The Netherlands will be determined at a later date. Cordis’ appeal of the validity and infringement ruling by The Hague court remains pending. A hearing on this appeal was held on November 2, 2006 and a decision is expected on January 18, 2007.

On September 25, 2006, Johnson & Johnson filed a lawsuit against the Company, Guidant and Abbott in the United States District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that the Company and Abbott tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks damages in an amount no less than $5.5 billion and attorneys’ fees and costs. The Company and Guidant have not yet answered the complaint, but plan to vigorously defend against Johnson & Johnson’s allegations.

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

On March 1, 2006, Medtronic Vascular filed suit against the Company and SCIMED alleging the Company’s cardiovascular balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On April 25, 2006, the Company answered and filed a counterclaim seeking a declaratory judgment of invalidity and non-infringement.

On August 29, 2003, Medtronic filed a declaratory judgment action against Guidant, Guidant Sales Corp. (GSC), Eli Lilly and Company and Mirowski Family Ventures, L.L.C. in the District Court for Delaware, challenging its obligation to pay royalties to Mirowski on certain devices by alleging the invalidity of certain claims of a patent relating to cardiac resynchronization therapy and bi-ventricular pacing therapy. The patent is exclusively licensed to Guidant as part of a broader license covering Mirowski patents and is sublicensed to Medtronic. The parties agreed to an expedited proceeding with limited scope, and a bench trial was held in November 2004. On July 19, 2005, the judge issued an order upholding the validity of the patent. Medtronic appealed this decision, and on October 12, 2006, the Court of Appeals for the Federal Circuit affirmed the validity of the patent.

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

On March 6, 2002, Pacesetter, Inc., a subsidiary of St. Jude Medical, filed suit against Guidant’s subsidiaries, Cardiac Pacemakers, Inc. (CPI) and GSC, in the Central District of California alleging that CPI and GSC have infringed a number of Pacesetter patents covering various features of pacemakers and implantable defibrillators. The case was transferred to the District Court for Minnesota. Pacesetter was seeking injunctive relief, monetary damages and attorney fees. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, this case has been dismissed.

On February 2, 2004, Guidant, GSC, CPI and Mirowski filed a declaratory judgment action in the District Court for Delaware against St. Jude Medical and Pacesetter alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe a patent exclusively licensed to Guidant. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, the parties have agreed to limit the scope and available remedies of this case. Trial is scheduled to begin on August 20, 2007.

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

GSC, CPI and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between the Company and St. Jude Medical, the parties agreed to limit the scope and available remedies of this case. Trial is scheduled to begin on April 30, 2007.

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

On September 25, 2002, the Company filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by the Company. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. The Company appealed the Court’s decision in December 2003. A hearing on the appeal was held on August 17, 2006 and a decision is expected in November 2006.

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

On September 12, 2002, EV3 Inc. filed suit against The Regents of the University of California and a subsidiary of the Company in the District Court of The Hague, The Netherlands, seeking a declaration that EV3’s EDC II and VDS embolic coil products do not infringe three patents licensed to the Company from The Regents. On October 22, 2003, the Court ruled that the EV3 products infringe three patents licensed to the Company. On December 18, 2003, EV3 appealed the Court’s ruling. A damages hearing is scheduled for June 15, 2007.

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

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc. and Dendron GmbH alleging that Micro Therapeutics’ Sapphire™ detachable coil delivery systems infringe twelve patents licensed to the Company and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include the Company and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, the Company, as a third-party defendant, filed a motion to dismiss the Company from the case. On July 9, 2004, the Court granted the Company’s motion in part and dismissed the Company and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. Motions for summary judgment are pending. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent and denied The Regent’s cross-motion for summary judgment of unenforceability. A trial has been scheduled for June 5, 2007.

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

On February 1, 2005, the Company and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medical System, Inc. in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. A hearing was held on October 27, 2006 and a decision is expected on December 20, 2006.

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

On April 4, 2005, the Company and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to the Company. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court’s decision. A hearing on the appeal has not been scheduled.

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

On May 19, 2005, G. David Jang, M.D. filed suit against the Company alleging breach of contract relating to certain patent rights assigned to the Company covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, the Company answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint. A trial has been scheduled for February 20, 2007.

On November 8, 2005, the Company and Scimed filed suit against Conor alleging that certain of Conor’s stent and drug-coated stent products infringe a patent owned by the Company. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On December 30, 2005, Conor answered the complaint, denying the allegations. Trial is expected to begin in October 2007.

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against the Company alleging the Company’s TAXUS® Express™coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, the Company filed an answer, denying the allegations of the complaint. Trial is expected to begin on January 3, 2008.

On September 7, 2005, Dr. Shaun L. W. Samuels filed suit against the Company alleging misappropriation of trade secrets, unfair competition and that one of the Company’s development-stage products infringes a patent owned by Dr. Samuels. The suit was filed in the U.S. District Court, Eastern District of Texas seeking monetary damages and injunctive relief. On November 2, 2005, the Company answered and filed counterclaims for declaratory judgment of non-infringement and invalidity. Pursuant to a settlement agreement between the parties, this case was dismissed in September 2006.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on behalf of the Company in the U.S. District Court for the Southern District of New York against the Company’s then current directors and the Company as nominal defendant. Both complaints allege, among other things, that with regard to the Company’s relationship with Medinol, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company, and in the use and preservation of the Company’s assets. The suits seek a declaration of the directors’ alleged breach, damages sustained by the Company as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and the Company as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against the Company. After the resolution of the Medinol lawsuit, plaintiffs, on May 1, 2006, were permitted to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties’ agreement to stay the action. The defendants filed a motion to dismiss the amended complaint on or about June 30, 2006. The motion was denied without prejudice at a hearing on October 20, 2006, and the Court ordered that the amended complaint be deemed a demand for the Board of Directors of the Company to consider taking action in connection with the allegations of the amended complaint. The Court stayed the litigation until January 5, 2007.

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit for and on behalf of the Company in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against the Company’s directors, certain of its current and former officers and the Company as nominal defendant. The complaint alleges, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to the Company and its shareholders in the management and affairs of the Company and in the use and preservation of the Company’s assets. The complaint also alleges that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold Company stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits seek a declaration of the directors’ and officers’ alleged breaches, unspecified damages sustained by the Company as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. On April 10, 2006, the plaintiffs filed a consolidated derivative complaint. The defendants filed a motion to dismiss the consolidated derivative complaint on May 10, 2006, and a hearing on the motion was held on August 15, 2006. Defendant’s motion to dismiss was granted without leave to amend on September 11, 2006. On September 21, 2006, plaintiff Laborers Local 100 and 397 Pension Fund filed a motion to alter or amend judgment and for leave to file an amended complaint which was denied on October 19, 2006. The Board of Directors of the Company also received a letter dated January 17, 2006, on behalf of Benjamin

Roussey regarding the Company’s proposal to acquire Guidant Corporation. Mr. Roussey cited the pending litigation against Guidant and the potential liability it could face in the event of adverse outcomes to these matters and asked that the Board to Directors direct the Company to retract its offer to acquire Guidant before Guidant formally accepted it. The Board of Directors considered Mr. Roussey’s request and ultimately approved the execution of the merger agreement with Guidant.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired the Company’s securities during the period March 31, 2003 through August 23, 2005, alleging that the Company and certain of its officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that the Company made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and the Company’s ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of the Company’s 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that the Company and certain of its officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in the Company’s Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of the Company’s 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that the Company, its 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006.

On January 26, 2006, Donald Wright filed a purported class action complaint in the U.S. District Court for the District of Minnesota against the Company and Guidant on behalf of himself and all other senior citizens and handicapped persons similarly situated seeking a permanent injunction to prohibit the Company from completing its acquisition of Guidant, alleging violations of the Minnesota Fraudulent Transfers Act and Consumer Fraud Act. The complaint seeks restitution on behalf of those persons who suffered injury related to Guidant’s cardiac pacemakers and/or defibrillators. The complaint also seeks monetary damages and injunctive relief. Mr. Wright filed an amended complaint on February 21, 2006, dropping his claim for monetary damages. On February 14, 2006, Donald Wright filed a motion for preliminary and permanent injunction, which he amended on March 9, 2006, directing the Company to interplead between $6.3 billion and $24.4 billion of the $27 billion purchase price to be paid to stockholders of Guidant. The motion was denied on March 24, 2006.

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

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. Guidant moved to dismiss the federal derivative action. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On January 23, 2006, Guidant and its directors moved to dismiss the amended complaint. On March 1, 2006, a second amended complaint in the federal derivative case was filed. On May 1, 2006, the defendants moved to dismiss the second amended complaint.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complain, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Seventh Circuit.

Approximately 74 product liability class action lawsuits and approximately 768 individual lawsuits are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 product communications. The majority of the cases in the United States are pending in federal court but approximately 85 cases are currently pending in state courts. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all state court lawsuits involving cases arising from the product communications in 2005. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. On January 31, 2006, the MDL scheduled the first federal court trial for March 15, 2007. An additional nine lawsuits are pending in Canada. Of these nine suits in Canada, six are putative class actions and three are individual lawsuits.

In April 2006, the personal injury plaintiffs and certain third party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. Pursuant to an agreement between the parties, the cases originally scheduled to be tried in Texas state court in September 2006 are no longer set for trial.  Earlier this year, the FDA’s Office of Criminal Investigations has issued a subpoena to the plaintiffs’ attorneys involved in this trial asking plaintiffs’ counsel to turn over documents they have received from Guidant as part of the civil litigation discovery process. To date, Guidant has also been informed of over 3,500 claims of individuals that may or may not mature into filed suits.

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

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the New York’s Consumer Protection Law (N.Y. Executive Law § 63(12)). In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its PRIZM 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of N.Y. Executive Law § 63(12). The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a PRIZM 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. This case is currently pending in the MDL in the United States District Court for the District of Minnesota.

Approximately seventy former employees have filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with Guidant’s reduction in force. In September 2006, the EEOC found probable cause to support the allegations in the charges pending before it. Separately, in April 2006, approximately sixty of these former employees also sued Guidant in federal district court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with a reduction in force.

Guidant is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or MSP) private right of action, as well as related claims. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of voluntary field actions during 2005. Both of these cases are now pending in the MDL in the United States District Court for the District of Minnesota. The Company has moved to dismiss one of the suits and the plaintiff filed an opposition to this motion. A hearing on the motion has not been scheduled. The Court has stayed the response time for the other action.

Guidant or its affiliates are defendants in four separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of health care benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s voluntary field actions.

Two of these actions are pending in the multi-district litigation in the federal district court in Minnesota (MDL) as part of a single ‘master complaint,’ filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant.   Guidant has moved to dismiss the MDL TPP claims in the master complaint for failure to state a claim. A hearing on the motion has not yet been scheduled.

The other two TPP actions are pending in state court in Minnesota, and are part of the coordinated state court proceeding ordered by the Minnesota Supreme Court. The plaintiffs in one of these cases are a number of Blue Cross & Blue Shield plans, while the plaintiffs in the other case are a national health insurer and its affiliates. The complaints in these cases were served on Guidant on May 18 and June 25, 2006, respectively. Guidant has moved to dismiss both cases. Hearings on the motions have not yet been scheduled.

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The civil lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranties related to some upgraded or replaced medical devices, thereby allegedly causing hospitals to allegedly file reimbursement claims with federal and state health care programs for amounts that did not reflect available warranty credits. The state of California has not intervened and the states of Florida and Tennessee have formally declined to intervene in the False Claims case. On April 25, 2006, the Court denied Guidant’s motion to dismiss the complaint and ordered the plaintiff file a second amended complaint. As part of that Order, the Court denied the plaintiff’s motion to add a second plaintiff. On May 4, 2006, the plaintiff filed a second amended complaint. On May 24, 2006, Guidant moved to dismiss that complaint, which was denied by the Court on September 13, 2006. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006.

The Securities and Exchange Commission has begun a formal inquiry into issues related to certain of Guidant’s product disclosures and trading in Guidant stock. Guidant is cooperating with the inquiry.

On November 3, 2005, a securities class action complaint was filed on behalf of Guidant shareholders in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006, and were consolidated with the initial complaint filed on November 3, 2005. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint. A hearing has not yet been scheduled.

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

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to Guidant’s manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter followed an inspection by the FDA that was completed on September 1, 2005 and cited a number of observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this follow-up letter, until the identified deficiencies have been corrected, the FDA may not grant requests for exportation certificates to foreign governments or approve pre-market approval (PMA) applications for class III devices to which the deficiencies described are reasonably related. A further FDA inspection of the CRM facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one additional inspectional observation.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying the Company of serious regulatory problems at three facilities and advising the Company that its corrective action plan relating to three site-specific warning letters issued to the Company in 2005 was inadequate. As also stated in this FDA warning letter, the FDA may not grant the Company’s requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected.

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

in millions	United States	Europe	Japan	Inter-Continental	Total
Three months ended September 30, 2006
Net sales	$1,273	$387	$156	$198	$2,014
Operating income	589	189	80	95	953

Three months ended September 30, 2005
Net sales	$926	$278	$142	$166	$1,512
Operating income	420	158	74	82	734

Nine months ended September 30, 2006
Net sales	$3,579	$1,125	$455	$579	$5,738
Operating income	1,683	573	242	284	2,782

Nine months ended September 30, 2005
Net sales	$2,924	$851	$431	$497	$4,703
Operating income	1,416	480	230	242	2,368

A reconciliation of the totals reported for the reportable segments to the applicable line items in the unaudited condensed consolidated financial statements is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions	2006	2005	2006	2005
Net Sales
Total net sales allocated to reportable segments	$2,014	$1,512	$5,738	$4,703
Foreign exchange	12	(1)	18	40
	$2,026	$1,511	$5,756	$4,743
Income before Income Taxes
Total operating income allocated to reportable segments	$953	$734	$2,782	$2,368
Manufacturing operations	(168)	(111)	(428)	(329)
Corporate expenses and foreign exchange	(277)	(109)	(642)	(318)
Purchase accounting adjustments	(94)		(4,463)	(276)
Merger-related and other costs:
Integration costs	(9)		(42)
CRM technology offering charge	(31)		(31)
Certain retirement benefits				(17)
Business optimization charges		(28)		(28)
AAA program cancellation costs, including amortization expense			13
Litigation-related charges		(780)		(780)
Amortization and stock compensation expense	(179)	(42)	(422)	(117)
	$195	$(336)	$(3,233)	$503
Other expense, net	(144)	(16)	(471)	(50)
	$51	$(352)	$(3,704)	$453

NOTE K - NEW ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition.  The cumulative effect of initially adopting Interpretation No. 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately.  The Company is required to adopt Interpretation No. 48 effective January 1, 2007. Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of Interpretation No. 48. The Company is currently evaluating the impact this new standard will have on its future results of operations and financial position.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this Statement are to be applied prospectively as of January 1, 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. The Company is in the process of determining the effect of adoption of Statement No. 157, but the Company does not believe such adoption will materially impact its future results of operations or financial position.

NOTE L - TAX RATE

The following table provides a summary of the Company’s reported tax rate:
	Three Months Ended
	September 30,		Percentage Point
	2006	2005	Decrease
Reported tax rate	(49%)	24%	(73%)
Impact of certain charges	(72%)	0%	(72%)

	Nine Months Ended
	September 30,		Percentage Point
	2006	2005	Decrease
Reported tax rate	(4%)	35%	(39%)
Impact of certain charges	(27%)	11%	(38%)

The decrease in the Company’s reported tax rate for the third quarter of 2006 and the first nine months of 2006 primarily related to the net impact of certain charges that may be taxed at different rates than the Company’s effective tax rate. In 2006, these charges included purchased research and development primarily associated with the acquisition of Guidant; a charge relating to the step-up in value of acquired inventory sold during the period; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and changes in estimates for tax benefits claimed on prior year tax returns and for tax reserves pertaining to prior period tax exposures. In 2005, these charges primarily included a legal settlement with Medinol; purchased research and development; charges related to certain business optimization initiatives; costs related to certain retirement benefits; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. In addition to the impact of these charges, the Company’s reported tax rate for the first nine months of 2006 also decreased by one percentage point as compared to the same period in the prior year primarily due to its anticipated geographic mix of earnings and the effect of foreign tax rates.

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

Recent Developments

Guidant Acquisition and Abbott Transaction

On April 21, 2006, we consummated our acquisition of Guidant Corporation. This acquisition enables us to become a major provider in the more than $9 billion global Cardiac Rhythm Management (CRM) business, significantly diversifying our revenue stream across multiple businesses and enhancing our overall competitive position and growth potential.

The aggregate purchase price of $28.4 billion included: $14.5 billion in cash; 577 million shares of our common stock at an estimated fair value of $12.5 billion; approximately 40 million of our fully-vested stock options granted to Guidant employees at an estimated fair value of approximately $450 million; approximately $100 million associated with the buyout of options of certain former Guidant employees; and approximately $800 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant. The purchase price net of cash acquired was approximately $21.7 billion.  In conjunction with the acquisition, and partially offsetting the purchase price, we acquired approximately $6.7 billion of cash, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories. The remaining cash relates to cash on hand at the time of closing.

Prior to our acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS® stent system program. Under the terms of the Abbott transaction agreement and at the closing of the Abbott transaction, Abbott (1) paid an initial purchase price of $4.1 billion in cash plus $500 million in potential future milestone payments for the Guidant vascular and endovascular businesses, (2) extended a five-year subordinated loan of $900 million to Boston Scientific at a 4.00 percent annual interest rate, and (3) purchased $1.4 billion in shares of Boston Scientific common stock at an average price of $21.66 per share. See Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the transaction.

We have accounted for the acquisition of Guidant as a purchase under U.S. generally accepted accounting principles. Under the purchase method of accounting, the assets and liabilities of

Guidant were recorded as of the acquisition date, at their respective fair values, and consolidated with those of Boston Scientific. The purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. We are in the process of gathering information to finalize our valuation of certain assets and liabilities, primarily the determination of any amounts that may be paid as a result of the assumed product liability claims and potential restructuring activities. The purchase price allocation will be finalized once we have all the necessary information to complete our estimates, but generally no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates.  Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of acquisition. These estimates were based on assumptions that we believed to be reasonable as of the date of acquisition. However, our actual results may differ from these estimates.

Guidant’s operating results were consolidated with those of Boston Scientific beginning on the date of the acquisition, April 21, 2006. Since our results are not restated retroactively to reflect the historical financial position or results of operations of Guidant, fluctuations in our operating results for the third quarter of 2006 and the first nine months of 2006 as compared to the prior periods are primarily due to the acquisition of Guidant. However, we have included supplemental pro forma financial information in Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report to give effect to the acquisition as though it had occurred at the beginning of each of the periods presented in this Form 10-Q.

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to Guidant’s manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter followed an inspection by the FDA that was completed on September 1, 2005 and cited a number of observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this follow-up letter, until the identified deficiencies have been corrected, the FDA may not grant requests for exportation certificates to foreign governments or approve pre-market approval (PMA) applications for class III devices to which the deficiencies described are reasonably related. A further FDA inspection of the CRM facility was conducted between December 15, 2005 and February 9, 2006 and resulted in one additional inspectional observation. We have dedicated significant resources and completed internal reviews to prepare ourselves for the FDA’s re-inspection of the St. Paul CRM facility. We expect the FDA to re-inspect the St. Paul CRM facility, and inspect other CRM facilities, beginning in the fourth quarter of 2006.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. During 2005, in order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems.  These initiatives require the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which has resulted in adjustments to product launch schedules of certain products and the decision to discontinue certain other product lines over time. In 2006, our Board of Directors created a Compliance and Quality

Committee to monitor our compliance and quality initiatives.  We believe we have identified solutions to the quality issues cited by the FDA, and we continue to make progress in transitioning our organization to implement those solutions. We communicate frequently, and meet regularly with the FDA to apprise them of our progress. The FDA has communicated to us the need to be in full compliance before they will re-inspect our facilities. Based on conversations with the FDA, we have expanded Project Horizon to include our Neuromodulation division, and have expanded the scope of our remediation efforts to address earlier time periods. We have engaged a third party to audit our enhanced quality systems beginning in the fourth quarter of 2006, in order to assess our company-wide compliance prior to re-inspection by the FDA. We believe we will be ready for re-inspection toward the end of the first quarter of 2007.

While we believe we can remediate these issues in an expeditious manner, there can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. Our inability to resolve these issues in a timely manner may delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent, which may weaken our competitive position in the markets in which we participate. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

Results of Operations

Financial Summary

Three Months Ended September 30, 2006

Our net sales for the third quarter of 2006 increased to $2,026 million from $1,511 million for the third quarter of 2005, an increase of 34 percent. The increase in net sales was primarily attributable to the inclusion of $491 million of net sales from our CRM and Cardiac Surgery divisions. Our reported net income for the third quarter was $76 million, or $0.05 per diluted share based on weighted average shares of approximately 1.5 billion, as compared to a net loss of $269 million, or $0.33 per share based on weighted average shares of approximately 820 million, for the third quarter of 2005. Our reported results for the third quarter of 2006 included charges (after-tax) of $77 million, or $0.05 per share, which primarily consisted of $59 million in expenses resulting from purchase accounting associated with the step-up value of acquired Guidant inventory sold during the quarter and $18 million in merger-related costs, including (i) the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail at Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report, and (ii) a CRM technology offering charge. Our reported results for the third quarter of 2005 included charges (after-tax) of $616 million, or $0.75 per share, which primarily consisted of $598 million in charges related to a litigation settlement with Medinol Ltd. and $18 million of asset write-downs and employee-related costs that resulted from certain business optimization initiatives.

On January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires share-based compensation to be recognized in the consolidated statements of operations based on their fair values. We adopted Statement No. 123(R) using the modified-prospective method and have not adjusted our historical financial statements to reflect the impact of stock-based compensation expense.

Nine Months Ended September 30, 2006

Our net sales for the first nine months of 2006 increased to $5,756 million from $4,743 million for the same period in the prior year, an increase of 21 percent. The increase was primarily due to the inclusion of $965 million in net sales from our CRM and Cardiac Surgery divisions. Our reported net loss for the first nine months of 2006 was $3,854 million, or $3.19 per share based on weighted average shares of approximately 1.2 billion, as compared to net income of $294 million, or $0.35 per diluted share based on weighted average shares of approximately 840 million, for the same period in the prior year. Our reported results for the first nine months of 2006 included net charges (after-tax) of $4,647 million, or $3.84 per share, which primarily consisted of: $4,483 million in expenses resulting from purchase accounting associated primarily with purchased research and development obtained as part of the Guidant acquisition and the step-up value of acquired Guidant inventory sold; $114 million in merger-related costs, including the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, a CRM technology offering charge and other business integration costs; a $31 million credit primarily resulting from the reversal of accrued contingent payments due to the cancellation of the abdominal aortic aneurysm (AAA) program that we obtained as part of the TriVascular, Inc. acquisition; and $81 million in writedowns attributable to our investment portfolio. Our reported results for the first nine months of 2005 included charges (after-tax) of $888 million, or $1.06 per diluted share, which primarily consisted of charges related to: a litigation settlement with Medinol; purchased research and development primarily attributable to our 2005 acquisitions; expenses related to certain retirement benefits; costs that resulted from certain business optimization initiatives; and a tax adjustment associated with a technical correction made to the American Jobs Creation Act.

Net Sales

The following tables provide our net sales by region and the relative change on an as reported and constant currency basis:

	Three Months Ended September 30,		Change
in millions	2006	2005	As Reported Currency Basis	Constant Currency Basis

United States	$1,273	$926	37%	37%

Europe	402	274	47%	41%
Japan	148	140	6%	9%
Inter-Continental	203	171	19%	18%
International	753	585	29%	26%

Worldwide	$2,026	$1,511	34%	33%

	Nine Months Ended September 30,		Change
in millions	2006	2005	As Reported Currency Basis	Constant Currency Basis

United States	$3,579	$2,924	22%	22%

Europe	1,147	871	32%	33%
Japan	431	440	(2%)	5%
Inter-Continental	599	508	18%	17%
International	2,177	1,819	20%	21%

Worldwide	$5,756	$4,743	21%	22%

Our international operating regions and divisions are managed on a constant currency basis, while market risk from changes in currency exchange rates is managed at the corporate level and is reflected in operating results.

U.S. Net Sales

During the third quarter of 2006, our U.S. net sales increased by $347 million, or 37 percent, as compared to the third quarter of 2005. The increase primarily related to the inclusion of $336 million of U.S. net sales from our CRM and Cardiac Surgery divisions. In addition, our U.S. net sales increased as a result of sales growth of $21 million from our Neuromodulation division and $21 million from our Endosurgery group. Offsetting this increase were declines in our U.S. net sales of TAXUS coronary stent systems to $384 million for the third quarter of 2006 as compared to $404 million for the third quarter of 2005 principally due to a reduction in the U.S. drug-eluting stent market and a slight reduction in average selling prices. Recent uncertainties regarding the risk of late stent thrombosis in drug-eluting stents contributed to a decline in the stent market size. We estimate that 85 percent of the stents used in U.S. interventional procedures during the third quarter were drug-eluting stents, as compared to 89 percent for the first and second quarters of 2006. See the Outlook section below for further discussion regarding market trends and penetration rates. In addition, sales declined by $24 million in the third quarter of 2006 as compared to the third quarter of 2005 due to the expiration of our agreement to distribute certain third-party guidewire and sheath products during the first quarter of 2006.

During the first nine months of 2006, our U.S. net sales increased by $655 million, or 22 percent, as compared to the same period in the prior year. The increase primarily related to the inclusion of $662 million of U.S. net sales from our CRM and Cardiac Surgery divisions. In addition, our U.S. net sales increased as a result of sales growth of $66 million from our Endosurgery group, $58 million from our Neuromodulation division and $20 million from our Neurovascular division. Offsetting this increase was a decline in our U.S. net sales of TAXUS coronary stent systems by $133 million to $1,232 million for the first nine months of 2006 as compared to the same period in the prior year due principally to a reduction in market share during the first half of 2005, a decrease in the U.S. market size and a slight decline in average selling prices. Our market share for drug-eluting stents has remained stable since the third quarter of 2005.

International Net Sales

During the third quarter of 2006, our international net sales increased by $168 million, or 29 percent, as compared to the third quarter of 2005. The increase primarily related to the inclusion of $155 million of international net sales from our CRM and Cardiac Surgery divisions. Slightly offsetting this increase was a decline in TAXUS coronary stent systems sales in our Europe and Inter-Continental markets by $9 million to $188 million for the third quarter of 2006 as compared to the same period in the prior year due principally to market share declines associated with several competitors having launched new drug-eluting stent products in these markets. Increased penetration rates of drug-eluting stents compared to the same period in the prior year offset the decline in market share in our Europe and Inter-Continental markets. As of September 30, 2006, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 54 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents as compared to approximately 46 percent at the end of the third quarter of 2005. See the Outlook section below for further discussion regarding market trends and penetration rates.

For the third quarter of 2006, our legacy Boston Scientific net sales in Japan, excluding the impact of foreign currency fluctuations, were relatively consistent with the same period in the prior year. Due to the timing of regulatory approval for our TAXUS stent system in Japan and government-mandated pricing reductions for other products, we do not expect revenue growth in our legacy Japan business until we launch our TAXUS Express 2 stent system in Japan, which we expect to occur during the middle of 2007. Japan net sales for the third quarter of 2006 included $22 million from CRM and Cardiac Surgery products.

During the first nine months of 2006, our international net sales increased by $358 million, or 20 percent, as compared to the same period in the prior year. Excluding the unfavorable impact of foreign currency fluctuations of $33 million, international net sales increased by $391 million, or 21 percent. The increase primarily related to the inclusion of $303 million of international net sales from our CRM and Cardiac Surgery divisions. In addition, net sales of our TAXUS stent system in our Europe and Inter-Continental markets increased to $620 million for the first nine months of 2006 as compared to $585 million for the same period in the prior year.

The following table provides our net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended September 30,		Change
in millions	2006	2005	As Reported Currency Basis	Constant Currency Basis
Interventional Cardiology	$868	$892	(3%)	(4%)
Peripheral Interventions/Vascular Surgery	154	176	(13%)	(13%)
Electrophysiology	32	32	0%	2%
Neurovascular	81	67	21%	19
Cardiac Surgery	45	N/A	N/A	N/A
Cardiac Rhythm Management	446	N/A	N/A	N/A
Cardiovascular	1,626	1,167	39%	37%
Oncology	60	52	15%	14%
Endoscopy	187	172	9%	9%
Urology	93	85	9%	9%
Endosurgery	340	309	10%	10%
Neuromodulation	60	35	71%	68%
Worldwide	$2,026	$1,511	34%	33%

	Nine Months Ended September 30,		Change
in millions	2006	2005	As Reported Currency Basis	Constant Currency Basis
Interventional Cardiology	$2,781	$2,891	(4%)	(3%)
Peripheral Interventions/Vascular Surgery	506	537	(6%)	(5%)
Electrophysiology	99	97	2%	4%
Neurovascular	243	206	18%	19%
Cardiac Surgery	83	N/A	N/A	N/A
Cardiac Rhythm Management	882	N/A	N/A	N/A
Cardiovascular	4,594	3,731	23%	24%
Oncology	166	154	8%	9%
Endoscopy	556	519	7%	8%
Urology	273	238	15%	15%
Endosurgery	995	911	9%	10%
Neuromodulation	167	101	65%	65%
Worldwide	$5,756	$4,743	21%	22%

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Gross profit	1,396	68.9	1,168	77.3	4,075	70.8	3,699	78.0

During the third quarter of 2006, our gross profit, as a percentage of net sales, decreased by 8.4 percentage points as compared to the third quarter of 2005. Our gross profit for the third quarter of 2006 was reduced as a percentage of net sales by 6.2 percentage points as compared to the same period in the prior year due to costs associated with Guidant, including $94 million of step-up value of acquired Guidant inventory sold during the period and a $31 million CRM technology offering charge. In October 2006, the FDA approved our LATITUDE® Patient Management System to be used for remote monitoring with our implantable cardioverter defibrillator systems (ICDs) and cardiac resynchronization defibrillators. We are in the process of making this technology available to most of our existing CRM patients without additional charge. As of September 30, 2006, we had no inventory step-up value remaining in inventory. In addition, our gross profit for the third quarter of 2006 was reduced as a percentage of net sales by 3.0 percentage points as compared to the same period in the prior year due to period expenses, primarily costs associated with Project Horizon. These decreases were offset by a 0.7 percentage point increase due to the favorable impact of changes in foreign exchange rates on our gross margin.

During the first nine months of 2006, our gross profit, as a percentage of net sales, decreased by 7.2 percentage points as compared to the same period in the prior year. Our gross profit for the first nine months of 2006 was reduced as a percentage of net sales by 5.4 percentage points as compared to the same period in the prior year due to costs associated with Guidant, including $279 million of step-up value of acquired Guidant inventory sold during the period and a $31 million technology offering charge. In addition, our gross profit for the first nine months of 2006 was reduced as a percentage of net sales by 1.8 percentage points due to period expenses, including costs attributable to Project Horizon. In addition, our gross profit for the first nine months of 2006 was reduced as a percentage of net sales by 0.7 percentage points as compared to the same period in the prior year due to costs associated with Guidant. These decreases were offset by a 1.2 percentage point increase due to the favorable impact of changes in foreign exchange rates on our gross margin.

Operating Expenses

The following is a summary of certain operating expenses:

	Three Months Ended September 30,				Nine Months Ended, September 30,
	2006		2005		2006		2005
in millions	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	719	35.5	444	29.4	1,917	33.3	1,346	28.4
Research and development expenses	272	13.4	181	12.0	741	12.9	506	10.7
Royalty expense	57	2.8	52	3.4	177	3.1	174	3.7
Amortization expense	153	7.6	47	3.1	356	6.2	114	2.4

Selling, General and Administrative (SG&A) Expenses

During the third quarter of 2006, our SG&A expenses increased by $275 million, or 62 percent, as compared to the third quarter of 2005. As a percentage of our net sales, SG&A expenses increased to 35.5 percent for the third quarter of 2006 from 29.4 percent for the third quarter of

2005. The increase in our SG&A expenses primarily related to $235 million in expenditures associated with Guidant; $8 million due to increased headcount and commissions mainly attributable to the expansion of our sales force within our international regions and Neuromodulation division; $7 million in merger-related costs associated with integration programs; and $11 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R). SG&A expenses for the third quarter of 2005 included $11 million in costs related to certain business optimization initiatives.

During the first nine months of 2006, our SG&A expenses increased by $571 million, or 42 percent, as compared to the same period in the prior year. As a percentage of our net sales, SG&A expenses increased to 33.3 percent for the first nine months of 2006 from 28.4 percent for the same period in the prior year. The increase in our SG&A expenses primarily related to $441 million in expenditures associated with Guidant; $39 million of merger-related costs associated with integration and retention programs; $33 million due to increased headcount mainly attributable to the expansion of our sales force within our international regions and Neuromodulation division; $11 million in increased distribution expense, primarily costs associated with Project Horizon; and $46 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R). SG&A expenses for the first nine months of 2005 included $17 million in costs related to certain retirement benefits and $11 million in costs related to certain business optimization initiatives.

Research and Development (R&D) Expenses

For the third quarter of 2006, our R&D expenses increased by $91 million, or 50 percent, as compared to the third quarter of 2005. As a percentage of our net sales, R&D expenses increased to 13.4 percent for the third quarter of 2006 from 12.0 percent for the third quarter of 2005. This increase primarily related to the inclusion of $99 million in expenditures associated with Guidant and $6 million of stock-based compensation expense associated with the adoption of Statement No. 123(R). R&D expenses for the third quarter of 2005 included $7 million in costs related to certain business optimization initiatives.

For the first nine months of 2006, our R&D expenses increased by $235 million, or 46 percent, as compared to the same period in the prior year. As a percentage of our net sales, R&D expenses increased to 12.9 percent for the first nine months of 2006 from 10.7 percent for the same period in the prior year. This increase primarily related to the inclusion of $176 million in expenditures associated with Guidant-; approximately $30 million in costs related to the cancellation of the AAA program; and $18 million of stock-based compensation expense associated with the adoption of Statement No. 123(R).

Royalty Expense

For the third quarter of 2006, our royalty expense increased by $5 million, or 10 percent, as compared to the third quarter of 2005. This increase was due to $8 million in royalty expense associated with the CRM and Cardiac Surgery products that we acquired. As a percentage of our net sales, royalty expense decreased to 2.8 percent for the third quarter of 2006 from 3.4 percent for the same period in the prior year. This decrease was a result of the inclusion of net sales from our CRM and Cardiac Surgery products, which on average have a lower royalty cost relative to legacy Boston Scientific net sales.

For the first nine months of 2006, our royalty expense increased by $3 million, or 2 percent, as compared to the same period in the prior year. The increase was primarily due to royalty expense of $16 million associated with the CRM and Cardiac Surgery products that we acquired. This increase was offset by a decrease in royalty expense attributable to sales of our TAXUS stent system by $13 million to $121 million for the first nine months of 2006 as compared to the same period in the prior year due to lower sales volume. As a percentage of our net sales, royalty expense decreased to 3.1 percent for the first nine months of 2006 as compared to 3.7 percent for the same period in the prior year. This decrease was mainly a result of the inclusion of net sales from our CRM and Cardiac Surgery products, which on average have a lower royalty cost relative to legacy Boston Scientific net sales.

Amortization Expense

For the third quarter of 2006, our amortization expense increased by $106 million, or 226 percent, as compared to the third quarter of 2005. As a percentage of our net sales, amortization expense increased to 7.6 percent for the third quarter of 2006 from 3.1 percent for the third quarter of 2005. The increase in our amortization expense primarily related to $120 million amortization of intangible assets obtained as part of the Guidant acquisition. Amortization expense for the third quarter of 2005 included a $10 million writeoff of intangible assets related to our Enteryx® Liquid Polymer Technology, a discontinued technology platform obtained as a part of our Enteric Medical Technologies, Inc. (EMT) acquisition. The write-off resulted from our decision during the third quarter of 2005 to cease selling the Enteryx product.

For the first nine months of 2006, our amortization expense increased by $242 million, or 212 percent, as compared to the first nine months of 2005. As a percentage of our net sales, amortization expense increased to 6.2 percent for the first nine months of 2006 as compared to 2.4 percent for the same period in the prior year. The increase in our amortization expense primarily related to: $214 million amortization of intangible assets obtained as part of the Guidant acquisition; $23 million for the writeoff of intangible assets due to the cancellation of the AAA program; and $12 million for the writeoff of the intangible assets associated with our Real-time Position Management System (RPM) technology, a discontinued technology platform obtained as part of our acquisition of Cardiac Pathways Corporation. See the Purchased Research and Development section below for further discussion regarding the cancellation of the TriVascular AAA stent-graft program. The writeoff of the RPM intangible assets resulted from a management decision to cease investment in the technology. We do not expect these program cancellations and related writedowns to materially impact our future operations or cash flows. Amortization expense for the first nine months of 2005 included a $10 million write-off of intangible assets related to Enteryx.

Interest Expense

For the third quarter of 2006, our interest expense increased to $143 million as compared to $21 million for the third quarter of 2005. The increase in our interest expense primarily related to an increase in our average debt levels, as well as an increase in our weighted-average borrowing cost. Our average debt levels for the third quarter of 2006 increased to approximately $9 billion as compared to approximately $2 billion for the third quarter of 2005. Our weighted-average borrowing cost for the third quarter of 2006 increased to 6.1 percent from 3.3 percent for the third quarter of 2005.

For the first nine months of 2006, our interest expense increased to $291 million as compared to $58 million for the same period in the prior year. The increase in our interest expense primarily related to an increase in our average debt levels, as well as an increase in our weighted-average borrowing cost. Our average debt levels for the first nine months of 2006 increased to approximately $7 billion as compared to approximately $2 billion for the first nine months of 2005. Our weighted-average borrowing cost for the first nine months of 2006 increased to

5.8 percent from 3.3 percent for the same period in the prior year. See the Liquidity and Capital Resources section below for further discussion regarding the debt incurred during 2006 and the resulting change in interest rates.

Fair Value Adjustment

During the third quarter of 2006, we recorded a loss of $13 million for the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail at Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report. For the first nine months of 2006, the total loss recorded on the sharing of proceeds feature was $100 million. This sharing of proceeds feature is being marked-to-market through earnings based upon changes in our stock price, among other factors.

Other, net

For the third quarter of 2006, our other, net reflected income of $12 million as compared to income of $5 million for the third quarter of 2005. The increase is primarily due to an increase of $9 million in interest income due to higher average interest rates from the prior year.

For the first nine months of 2006, our other, net reflected expense of $80 million as compared to income of $8 million for the same period in the prior year. Other, net for the first nine months of 2006 includes $105 million of impairments attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances. During the first quarter of 2006, we incurred impairment charges of $38 million associated with investment writedowns due primarily to the termination of a gene therapy trial being conducted by one of our portfolio companies. During the second quarter of 2006, we recorded $67 million of charges attributable to investment writedowns to reflect an other-than-temporary decline in fair value of certain strategic alliances.  The most significant writedown related to one of our vascular sealing portfolio companies due to continued delays in its technology development and the resulting deterioration in its financial condition. We do not expect these writedowns to materially impact our future operations or cash flows.

In addition, our other, net included interest income of $44 million for the first nine months of 2006 as compared to $26 million for the same period in the prior year. Our interest income increased for the first nine months of 2006 due primarily to higher average interest rates as compared to the same period in the prior year.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended
	September 30,		Percentage Point
	2006	2005	Decrease
Reported tax rate	(49%)	24%	(73%)
Impact of certain charges	(72%)	0%	(72%)

	Nine Months Ended
	September 30,		Percentage Point
	2006	2005	Decrease
Reported tax rate	(4%)	35%	(39%)
Impact of certain charges	(27%)	11%	(38%)

The decrease in our reported tax rate for the third quarter of 2006 and the first nine months of 2006 primarily related to the net impact of certain charges that may be taxed at different rates than our effective tax rate. In 2006, these charges included purchased research and development primarily associated with the acquisition of Guidant; a charge relating to the step-up in value of acquired inventory sold during the period; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and changes in estimates for tax benefits claimed on prior year tax returns and for tax reserves pertaining to prior period tax exposures. In 2005, these charges primarily included a legal settlement with Medinol; purchased research and development; charges related to certain business optimization initiatives; costs related to certain retirement benefits; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. In addition to the impact of these charges, our reported tax rate for the first nine months of 2006 also decreased by one percentage point as compared to the same period in the prior year primarily due to our anticipated geographic mix of earnings and the effect of foreign tax rates.

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

Purchased Research and Development

During the first nine months of 2006, we recorded $4,117 million of purchased research and development. This amount included a charge of approximately $4,169 million associated with the purchased research and development obtained in conjunction with the Guidant acquisition; a credit of approximately $67 million related to the cancellation of the AAA program that we obtained as part of the TriVascular acquisition; and an expense of approximately $15 million resulting from the application of equity method accounting for our investment in EndoTex Interventional Systems, Inc.

The $4,169 million of purchased research and development associated with the Guidant acquisition primarily consists of approximately $3,260 million for acquired CRM-related products and approximately $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes approximately $369 million that represents the estimated fair value of the two potential milestone payments of up to $500 million that may be received from Abbott upon receipt of certain regulatory approvals by the vascular intervention and endovascular solutions businesses it acquired from Guidant. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments is dependent on future research and development activity and regulatory approvals, and the asset has no alternative future use as of the acquisition date. The milestone payments, if received, will be recognized as a gain in our financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the Frontier® platform for next generation CRM products and rights to the everolimus-eluting stent technology that we share with Abbott. Frontier represents Guidant’s next generation CRM pulse generator platform that will incorporate new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. This platform will be leveraged across all CRM product lines to treat electrical dysfunction in the heart.  We expect to commercially launch various Frontier-based products in the U.S. over the next 36 months, pending favorable resolution of the CRM warning letter and subject to regulatory approval. See the Outlook section below for further description of Guidant’s warning letter. For purposes of valuing the acquired purchased research development, we estimated total costs to complete the Frontier platform of approximately $250 million.  The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug eluting stent technology we share with Abbott as part of the Abbott transaction.  We expect to launch a first-generation everolimus-based stent, supplied by Abbott, in Europe in early 2007; and in the U.S. in 2008, subject to regulatory approval. We expect to launch an internally manufactured next-generation everolimus-based stent in Europe in 2010 and in the U.S. in 2011. We estimated approximately $150 million of costs to complete the everolimus-eluting stent technology projects.

For the in-process projects we acquired in connection with our acquisition of Guidant, we used risk-adjusted discount rates that ranged from 13 percent to 17 percent to discount the projected cash flows. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. We valued and accounted for the purchased research and development from our 2006 acquisition of Guidant in accordance with our policy described in the Critical Accounting Policies section of our 2005 Annual Report filed on Form 10-K.

The most significant 2005 purchased research and development projects included TriVascular’s AAA stent-graft and AST’s Petal™ bifurcation stent, which collectively represented 73 percent of our 2005 purchased research and development. During the second quarter of 2006, management cancelled the AAA stent-graft program obtained in conjunction with our acquisition of TriVascular. The program cancellation was principally due to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. We do not expect the program cancellation and related writedowns to materially impact our future operations or cash flows. The cancellation of the AAA program resulted in the shut down of our facility in Santa Rosa, California and the displacement of approximately 300 employees. During the second quarter of 2006, we recorded a charge to research and development expenses of approximately $20 million primarily associated with writedowns of fixed assets and a charge to research and development expenses of approximately $10 million associated with severance and related costs incurred in connection with the cancellation of the AAA program. In addition, we recorded an impairment charge related to the remaining TriVascular intangible assets and reversed our accrual for contingent payments recorded in the initial purchase accounting. The effect of the writeoff of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during the second quarter of 2006. The shut down activities were substantially completed during the third quarter of 2006.

AST’s Petal bifurcation stent is designed to expand into the side vessel where a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We estimate the remaining cost to complete the Petal bifurcation stent to be between $125 million and $150 million. We currently expect the Petal bifurcation stent to be commercially available on a worldwide basis by 2010 in a drug-eluting configuration.

The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics Corporation’s bion® microstimulator and drug delivery pump, which collectively represented 77 percent of our 2004 acquired in-process projects’ value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions, including migraine headaches and urge incontinence. The remaining cost to complete the bion microstimulator is estimated to be approximately $35 million. We expect that the bion microstimulator will be commercially available in the U.S. in 2010. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. The remaining cost to complete the drug delivery pump is estimated to be between $50 million and $60 million and is not expected to be commercially available until 2011 or beyond. We continue to assess the pace and risk of development of the drug delivery pump, as well as general market opportunities for the pump, which may result in a delay in the timing of regulatory approval or lower potential market value.

Outlook

Guidant Acquisition

On April 21, 2006, we consummated our acquisition of Guidant. This acquisition enables us to become a major provider in the more than $9 billion global CRM business, significantly diversifying our revenue stream across multiple businesses and enhancing our overall competitive position and growth potential.

In addition, prior to the acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting stent technology it acquired from Guidant with us. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS stent system program.

Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including tachycardia, heart failure and bradycardia. These devices include ICDs, pacemakers, and cardiac resynchronization therapy defibrillator and pacemaker systems. In addition, Guidant also makes cardiac surgery systems to perform cardiac surgical ablation, endoscopic vessel harvesting and clampless beating-heart bypass surgery.

The integration of Guidant’s operations and product lines with Boston Scientific’s is complex and time-consuming, and the separation of the Guidant businesses required by the Abbott transaction adds complexity to the transition process. We have entered transition services agreements with Abbott, under which Abbott and Boston Scientific provide or make available to each other certain services, rights, properties and assets for a temporary period. The failure to integrate Boston

Scientific and Guidant successfully and to manage the challenges presented by the transition process effectively, including the retention of key Guidant personnel and the timely execution of activities under the transition services agreement, may reduce the anticipated potential benefits of the acquisition.

We will continue to incur integration and restructuring costs as we integrate certain operations of Guidant. In addition, we will continue to examine all of our operations in order to identify cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to support growth initiatives. No assurances can be made that we will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, merger-related, integration and restructuring costs over time.

Net sales from our CRM and Cardiac Surgery businesses were $491 million for the third quarter of 2006 and $965 million for the first nine months of 2006. The operating and financial performance of our CRM business has been adversely impacted by various implantable defibrillator and pacemaker system field actions and a corresponding reduction in CRM market growth rates. These field actions included Guidant’s decision announced on June 24, 2005 to stop selling Guidant’s leading defibrillator systems temporarily, which were returned to the market beginning on August 2, 2005. In addition, on June 26, 2006, we announced that we were retrieving a specific subset of pacemakers, cardiac resynchronization therapy pacemakers and implantable cardioverter defibrillators due to a supplier’s low-voltage capacitor not performing consistently. We believe that these field actions contributed to our CRM division having a lower market share for implantable defibrillator and pacemaker systems for the third quarter of 2006 as compared to the third quarter of 2005.

We vertically integrate operations where integration provides significant cost, supply or quality benefits. However, we purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We may not be able to establish additional or replacement suppliers for certain components or materials in a timely manner, largely due to the complex nature of our and many of our suppliers’ manufacturing processes. Production issues, including capacity constraint; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition.

The worldwide CRM market growth rate, including the U.S. defibrillator market growth rate, declined throughout 2006; these growth levels are below those experienced in recent years. The U.S. defibrillator market represents slightly less than half of the worldwide CRM market. We expect that growth rates in the U.S. defibrillator market, and the worldwide CRM market, will recover over several years. However, there can be no assurance that these markets will return to their historical growth rates or that we will be able to regain CRM market share or increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within this market include:

•	future product recalls or new physician advisories by us or our competitors;

•	our ability to resolve the issues identified in the CRM warning letter to the satisfaction of the FDA;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	our ability to retain our sales force;

•	reestablishing the trust and confidence of the implanting community, the referring community and prospective patients in our technology;

•	delayed or limited regulatory approvals;

•	our ability to launch next generation products and technology features in a timely manner, if at all;

•	international economic and regulatory conditions;

•	new competitive launches;

•	unfavorable reimbursement policies;

•	declines in average selling prices;

•	a reduction in the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

Our focus in the CRM market is to regain the trust and confidence of the implanting community, the referring community and prospective patients; continue to improve our quality systems; invest in new technologies and clinical trials to reaccelerate CRM market growth; retain our sales force; continue research and development productivity; and improve physician and patient communication. As part of our effort to rebuild physician confidence, we have committed to implementing recommendations made by both the Heart Rhythm Society and the Independent Panel Commission chaired by Dr. Robert Myerberg relative to timely, transparent and responsible communications. However, if these efforts are not successful, and the CRM market does not recover according to our expectations, or we are unable to regain market share and net sales on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

Coronary Stent Business

Coronary stent revenue represented 30 percent of our consolidated net sales during the third quarter of 2006. We estimate that the worldwide coronary stent market will approximate $6 billion in 2006, and drug-eluting stents are estimated to represent approximately 90 percent of the dollar value of the worldwide coronary stent market in 2006. Recent uncertainties regarding the risk of late stent thrombosis in drug-eluting stents contributed to a decline in the stent market size. We estimate that 85 percent of the stents used in U.S. interventional procedures during the third quarter were drug-eluting stents, as compared to 89 percent for the first and second quarters of 2006. We believe exiting the third quarter of 2006, the penetration rate of drug-eluting stents in the U.S. was approximately 81 to 83 percent. In a statement on coronary drug-eluting stents, the FDA indicated that it currently believes that drug-eluting stents remain safe and effective when used for FDA approved indications.  However, the FDA has asked us, and certain of our competitors, to participate in an FDA Panel meeting on December 7 and 8, 2006 to discuss drug-eluting stents. The outcome of this review could have a further impact, either positive or negative, on the drug-eluting stent market penetration rates.

Our drug-eluting stent market share declined throughout 2005, but stabilized in the fourth quarter of 2005, and has remained relatively steady through 2006. We expect to launch our TAXUS Liberté stent system in the U.S. in the middle of 2007, pending favorable resolution of our corporate warning letter and subject to regulatory approval.

During the third quarter of 2006, our international TAXUS stent system net sales declined as compared to the same period in the prior year by 5 percent due principally to market share declines associated with several competitors having launched new drug-eluting stent products in these markets. Increased penetration rates of drug-eluting stents compared to the same period in the prior year offset the decline in market share in our Europe and Inter-Continental markets. As of September 30, 2006, we estimate that physicians in our Europe and Inter-Continental markets have converted approximately 54 percent of the stents they use in interventional procedures from bare-metal stents to drug-eluting stents as compared to approximately 46 percent at the end of the third quarter of 2005. However, we expect that conversion rates from bare-metal to drug-eluting stents will remain relatively consistent in our Europe and Inter-Continental markets during the remainder of 2006 due primarily to recent concerns regarding the risk of late stent thrombosis with drug-eluting stents. Subject to regulatory approval, we expect to launch our TAXUS Express2 stent system in Japan during the middle of 2007, where we estimate a drug-eluting stent market size exceeding $500 million.

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

However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:

•	the positive and consistent results of our TAXUS clinical trials;

•	the performance benefits of our current technology;

•	the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;

•	our overall market leadership in interventional medicine and our sizeable interventional cardiology sales force;

•	our significant investments in our sales, clinical, marketing and manufacturing capabilities; and

•	our second drug-eluting stent platform obtained as a result of our Guidant acquisition.

However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	entry of additional competitors in international markets and the U.S.;

•	declines in the average selling prices of drug-eluting stent systems;

•	variations in clinical results or product performance of our and our competitors’ products;

•	continued physician confidence in our technology;

•	our ability to resolve the issues identified in the current legacy Boston Scientific corporate warning letter to the satisfaction of the FDA;

•	delayed or limited regulatory approvals;

•	a reduction in the overall number of procedures performed;

•	unfavorable reimbursement policies;

•	changing patient attitudes toward drug-eluting stents;

•	intellectual property litigation;

•	the average number of stents used per procedure;

•	our ability to maintain and expand indications for use;

•	our ability to launch next-generation products and technology features;

•	the international adoption rate of drug-eluting stent technology;

•	international economic and regulatory conditions; and

•	the level of supply of our drug-eluting stent systems and competitive stent systems.

The TAXUS drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market, as well as unit prices, may be adversely impacted as additional significant competitors enter the drug-eluting stent market, which began during the third quarter of 2005 internationally and could occur as early as late 2007 in the U.S.

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

In addition, we agreed to share rights to Guidant’s drug-eluting stent program with Abbott, including the XIENCE™ V everolimus-eluting coronary stent system. In October of 2006, we received CE mark approval to begin marketing the PROMUSTM stent system, which is a private-labeled XIENCE V drug-eluting coronary stent system supplied to us by Abbott. We expect to launch the PROMUS stent system in Europe in early 2007; and in the U.S. in 2008, subject to regulatory approval. Under the terms of our supply arrangement with Abbott, the profit margin of a PROMUS stent will be lower than our TAXUS drug-eluting stent. Therefore, the mix of PROMUS revenue relative to our total revenue could have a negative impact on our overall profitability as a percentage of revenue.  In addition, we will incur incremental costs and expend incremental resources in order to develop and commercialize products utilizing the Guidant drug-eluting stent system technology and to support the launch of our next-generation everolimus-eluting stent system, which we expect to have profit margins more comparable to our TAXUS stent system. We expect to be the only drug-eluting stent provider in the market to offer both a paclitaxel-eluting stent and an everolimus-eluting stent. We believe this represents a competitive advantage in the market.

Regulatory Compliance

In January 2006, we received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities. During 2005, in order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems. These initiatives require the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which has resulted in adjustments to our product launch schedules of certain products and the decision to discontinue certain other product lines over time. In addition, we are working to address deficiencies identified by the FDA in the CRM warning letter received in December 2005. See the Recent Developments section above for further information regarding the FDA warning letters.

There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. Our inability to resolve these issues in a timely manner may delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent, which may weaken our competitive position in the markets in which we participate. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

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

Innovation

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest in our drug-eluting stent program, including our second drug-eluting stent platform acquired in connection with the Guidant acquisition, PROMUS, to continue to sustain our worldwide market leadership position. We are currently assessing the impact that the incorporation of this second drug-eluting stent platform may have on our drug-eluting stent program, the required level of investment and the timing of new product releases from the program. We successfully launched our next-generation drug-eluting stent product, the TAXUS Liberté stent system, in certain Inter-Continental markets during the first quarter of 2005 and in Europe during the third quarter of 2005. The TAXUS Liberté stent system currently represents approximately 85 percent of our drug-eluting stent revenues in these markets.  We expect to launch our TAXUS Liberté stent system in the U.S. in the middle of 2007, pending favorable resolution of our corporate warning letter and subject to regulatory approval.  In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE Patient Management System. In areas outside of drug-eluting stent and CRM technologies, we expect to invest selectively, primarily on technologies where we have already made significant investments, including neuromodulation, endoscopic systems, carotid stenting and bifurcation stenting, but may also extend into other medical device opportunities. However, there can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.

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

Over time, we regularly reprioritize our internal research and development project portfolio and our external investment portfolio.  This reprioritization may result in our decision to sell, discontinue, writedown, or otherwise reduce the funding of certain projects, operations, investments or assets.  Any proceeds from sales, or any increases in operating cash flows, resulting from subsequent reviews may be used to reduce debt incurred to fund the Guidant merger, or may be re-invested in other research and development projects or other operational initiatives.

Reimbursement and Funding

Our products are purchased by hospitals, doctors and other healthcare providers who are reimbursed by third-party payors, such as governmental programs (e.g. Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payor. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.  There is no way of predicting the outcome of these reimbursement decisions, nor their impact on our operating results.

On August 1, 2006 the Centers for Medicare & Medicaid Services (CMS) released final policy changes and annual updates to Medicare’s Inpatient Prospective Payment System for fiscal year 2007. Specifically, CMS changed its rate-setting methodology and will implement the new methodology over a three-year transition period. Under the final provisions of the rule, 2007 defibrillator and drug-eluting stent reimbursement rates to hospitals would be reduced by approximately 1 percent to 5 percent. In addition, the final CMS rule also delayed broad severity-adjusted reimbursement until October 2007. We do not anticipate the final rates and policies to have a significant adverse impact on our business.

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

In addition, we are required to receive or renew regulatory approvals and obtain exportation certificates to foreign governments in order to market our products in certain international jurisdictions. These approvals and certificates could be impacted by the FDA warning letters we have received. If these approvals and certificates are not renewed or obtained on a timely basis, our ability to market our full line of existing products within these jurisdictions may be limited, which could have a material adverse impact on our business.

Liquidity and Capital Resources

The following tables provide a summary of key performance indicators that we use to assess our liquidity and operating performance:

	Nine Months Ended
	September 30,
in millions	2006	2005
Cash provided by operating activities	$1,480	$393
Cash (used for) investing activities	(9,057)	(459)
Cash provided by/(used for) financing activities	8,425	(478)
EBITDA[1]	(2,835)	734

in millions	September 30, 2006	December 31, 2005
Short-term debt	$5	$156
Long-term debt	8,893	1,864
Gross debt	8,898	2,020
Less: cash, cash equivalents and marketable securities	1,541	848
Net debt	$7,357	$1,172

Management uses EBITDA to assess liquidity and operating performance and believes it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers EBITDA as a component of our credit facility covenants. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $4,692 million for the first nine months of 2006 and $1,101 million for the same period in the prior year.

Operating Activities

The increase in cash generated by our operating activities for the first nine months of 2006 was primarily related to significant one-time payments made during the first nine months of 2005, consisting of: a $74 million settlement payment made to the Department of Justice; our one-time $110 million 401(k) contribution made during June of 2005; our third quarter 2005 cash settlement with Medinol of $750 million; and tax payments, including those associated with the American Jobs Creation Act. We have made interest payments of approximately $213 million during the first nine months of 2006, as compared to $48 million for the same period in the prior year.

Investing Activities

 1  The following table represents a reconciliation between EBITDA and net (loss)/income:

	Nine Months Ended September 30,
in millions	2006	2005
EBITDA	$(2,835)	$734
Interest income	44	26
Depreciation and amortization	(533)	(236)
Interest expense	(291)	(58)
Income taxes	(150)	(159)
Stock-based compensation	(89)	(13)
Net (loss)/income	$(3,854)	$294

We made net capital expenditures of $213 million during the first nine months of 2006 as compared to $250 million for the same period in the prior year. The decrease primarily related to significant capital expenditures incurred in the prior year to enhance our manufacturing and distribution capabilities. We expect to incur capital spending of approximately $150 million for the remainder of 2006, which includes additional capital expenditures to integrate Guidant, upgrade our existing quality systems and support further growth in our Neuromodulation division.

Our investing activities during the first nine months of 2006 included: $15.4 billion of cash payments for our acquisition of Guidant, including approximately $100 million associated with the buyout of options of certain former Guidant employees, and approximately $800 million of direct acquisition costs; $6.7 billion of cash acquired from Guidant, including proceeds of $4.1 billion from Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; $282 million in contingent payments primarily associated with Advanced Bionics and CryoVascular Systems, Inc.; and $57 million of net payments for strategic alliances with both privately held and publicly traded entities.

In the fourth quarter of 2006, EndoTex, a developer of stents used in the treatment of stenotic lesions in the carotid arteries, obtained PMA approval of its carotid stent system. As a result, we will acquire EndoTex. In conjunction with the acquisition of EndoTex, we will pay approximately $100 million, predominantly in stock, in addition to our previous investments and notes issued of approximately $40 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones.

Financing Activities

Our 2006 and 2005 cash flow from financing activities reflects issuances and repayments of debt; payments for share repurchases; and proceeds from stock issuances related to our equity incentive programs. During the first nine months of 2006, our cash provided by financing activities included net proceeds from borrowings of $6,888 million; $1,400 million from the issuance of shares of our common stock to Abbott; and $137 million of proceeds from stock issuances related to our stock option and employee stock purchase plans.

Debt

At September 30, 2006, we had outstanding borrowings of $8,898 million at a weighted average interest rate of 6.13 percent as compared to outstanding borrowings of $2,020 million at a weighted average interest rate of 4.80 percent at December 31, 2005. During the first nine months of 2006, we received net proceeds from borrowings of $6,888 million, which we primarily used to finance the cash portion of the Guidant acquisition.

The debt maturity schedule for our term loan, Abbott loan and senior notes, as of September 30, 2006, is as follows:

in millions	2008	2009	2010	Thereafter	Total*
Term Loan	$650	$650	$1,700	$2,000	$5,000
Abbott Loan				900	900
Senior Notes				3,050	3,050
Total	$650	$650	$1,700	$5,950	$8,950

* Debt balances as reported in our consolidated balance sheets include the mark-to-market effect of our interest rate swaps and is net of the unamortized investor discount associated with the issuance of senior notes in conjunction with our various public debt offerings.

We expect to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years.   In addition, we have the flexibility to sell certain non-strategic assets in order to reduce our outstanding debt.

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

•
In April 2006, we terminated our existing revolving credit facilities and established a new $2.0 billion five-year revolving credit facility.  We repaid all $450 million in borrowings outstanding under our prior revolving credit facilities.

•
Our term loan, interim credit facility and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of our long-term, senior unsecured, corporate credit ratings from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services (S&P). Since December 31, 2005, our credit ratings were downgraded by Fitch (from A to BBB), Moody’s (from A3 to Baa3) and S&P (from A to BBB+). Our credit ratings are investment grade. The term loan is permitted to be prepaid prior to maturity with no penalty or premium.

•
The $900 million loan from Abbott bears interest at a fixed 4.00 percent, payable semi-annually. The loan is due on April 21, 2011. We have determined that an appropriate fair market interest rate on the loan from Abbott is 5.25 percent per annum. We have recorded the loan at a discount of approximately $50 million and will record interest at an imputed rate of 5.25 percent over the term of the loan. The Abbott loan is permitted to be prepaid prior to maturity with no penalty or premium.

•
In April 2006, we increased the interest rate payable on each of our $400 million 5.50 percent November 2015 Notes and our $350 million 6.25 percent November 2035 Notes by 0.75 percent in connection with our credit ratings being downgraded as a result of the Guidant acquisition. Subsequent upgrades to our long-term senior, unsecured corporate credit ratings may result in a decrease in the interest rates. The interest rates will be permanently restored to their original levels if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

•	In May 2006, we repaid and terminated our $700 million 364-day interim credit facility loan.

•
In June 2006, under our shelf registration previously filed with the SEC, we issued $1.2 billion of publicly registered senior notes to fund general corporate purposes, including taxes payable related to Guidant’s asset sale to Abbott and to repay approximately $350 million in borrowings outstanding under our credit and security facility. We issued $600 million of senior notes due in 2011 (June 2011 Notes) and $600 million of senior notes due in 2016 (June 2016 Notes).  The June 2011 Notes bear a semi-annual coupon of 6.00 percent and are redeemable prior to maturity.  The June 2016 Notes bear a semi-annual coupon of 6.40 percent and are redeemable prior to maturity.  These Notes represent the final portion of our permanent financing of the Guidant acquisition.

•
During the second quarter of 2006, we incurred approximately $57 million in fees associated with the financing of the Guidant acquisition. We have capitalized these fees as debt issuance costs and will amortize these fees to interest expense over the respective contractual term of the debt instruments.

Our credit facility and term loan agreements require us to maintain a ratio of debt to pro forma EBITDA, as defined by the respective agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. These agreements also require us to maintain a ratio of pro forma EBITDA, as defined by the respective agreement, to interest expense of more than or equal to 3.0 to 1.0. As of September 30, 2006, we were in compliance with these debt covenants. The ratio of debt to pro forma EBITDA was 3.5 to 1.0 and the ratio of pro forma EBITDA to interest expense was 7.6 to 1.0. If we were to fail to satisfy the covenants in our debt agreements, there is no assurance that our lender would grant waivers. Failure to obtain any necessary waivers, or to obtain them on reasonable terms, could have a material adverse impact.

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

During the first nine months of 2006, we received $137 million in proceeds from stock issuances related to our stock option and employee stock purchase plans as compared to $77 million for the same period in the prior year.

During the first quarter of 2006, we increased our authorized common stock from 1,200,000,000 shares to 2,000,000,000 shares in anticipation of our acquisition of Guidant.

Contractual Obligations and Commitments

Certain of our business combinations involve the payment of contingent consideration. Certain of these payments are determined based on multiples of the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments that will have to be made. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At September 30, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4 billion, some of which may be payable in our common stock. The milestones associated with the contingent consideration must be reached in certain future periods through 2014. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion. There is no potential contingent consideration payable to the former Guidant shareholders.

As of September 30, 2006, we had accrued $205 million for acquisition-related payments, primarily associated with Advanced Bionics and Smart Therapeutics, Inc.

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

We are substantially self-insured with respect to general, product liability and securities litigation claims. In the normal course of business, product liability and securities litigation claims are asserted against us. In connection with the acquisition of Guidant, the number of product liability claims and other legal proceedings filed against us, including private securities litigation and shareholder derivative suits, significantly increased. Product liability and securities litigation claims against us may be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

We accrue anticipated costs of litigation and loss for product liability claims based on historical experience or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $384 million at September 30, 2006 and $35 million at December 31, 2005. The amounts accrued at September 30, 2006 primarily represent accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we are still assessing certain assumed litigation and product liability claims to determine the amounts, if any, that management believes may be paid as a result of such claims and litigation and, therefore, no material amounts for such related losses have been accrued.

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

We adopted Statement No. 123(R) on January 1, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (ii) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. In accordance with this method of adoption, prior period results of operations and financial position have not been restated to reflect the impact of stock-based compensation. Prior to the adoption of Statement No. 123(R), we accounted for options using the intrinsic value method under the guidance of APB Opinion No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

The following presents the statement of operations impact of stock-based compensation expense recognized for the three months and nine months ended September 30, 2006 for options and restricted stock awards:

	Three months ended	Nine months ended
in millions	September 30, 2006	September 30, 2006
Cost of products sold	$4	$12
Selling, general and administrative expenses	16	59
Research and development expenses	6	18
Income/(loss) before income taxes	26	89
Income tax (benefit)/expense	6	24
Net income/(loss)	$20	$65

Net income/(loss) per common share - basic	$0.01	$0.05
Net income/(loss) per common share - assuming dilution	$0.01	$0.05

In the third quarter of 2006, as a result of adopting Statement No. 123(R), our income before income taxes was $18 million lower and our net income was $14 million lower than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share was $0.01 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

In the first nine months of 2006, as a result of adopting Statement No. 123(R), our loss before income taxes was $54 million higher and our net loss was $38 million higher than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share was $0.03 higher than if we had continued to account for share-based compensation under APB Opinion No. 25.

Under the provisions of Statement No. 123(R), we will recognize the following future expense for awards granted as of September 30, 2006:

	Unrecognized Compensation Cost (in millions)*	Weighted Average Remaining Vesting Period (in years)
Stock options	$71
Non-vested stock awards	150
	$221	3.4

* Amounts presented represent compensation cost, net of estimated forfeitures.

We generally recognize compensation expense for our stock awards issued subsequent to the adoption of Statement No. 123(R) using a straight-line method over the substantive vesting period. Prior to the adoption of Statement No. 123(R), we allocated the pro forma compensation expense for stock options over the vesting period using an accelerated attribution method. We will continue to amortize compensation expense related to stock options granted prior to the adoption of Statement No. 123(R) using an accelerated attribution method.

The amount of stock-based compensation recognized is based on the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of 8 percent to all unvested stock awards as of September 30, 2006, which represents the portion that we expect to be forfeited each year over the vesting period. This analysis will be re-evaluated periodically and the forfeiture rate will be adjusted as necessary. Ultimately, the actual expense recognized over the vesting period will only be for those shares that vest.

For a more detailed discussion, see Note C - Stock-Based Compensation to our unaudited condensed consolidated financial statements contained in this Quarterly Report.

Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition.  The cumulative effect of initially adopting Interpretation No. 48 will be recorded as an adjustment to opening retained earnings for that year and will be presented separately.  We are required to adopt Interpretation No. 48 effective January 1, 2007.  Only tax positions that are more likely than not to be realized at the effective date may be recognized upon adoption of Interpretation No. 48. We are currently evaluating the impact this new standard will have on our future results of operations and financial position.

Statement No. 157

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of this Statement are to be applied prospectively as of January 1, 2008, with any transition adjustment recognized as a cumulative-effect adjustment to the opening balance of retained earnings. We are in the process of determining the effect of adoption of Statement No. 157, but we do not believe such adoption will materially impact our future results of operations or financial position.

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

•
Our ability to launch various products utilizing Frontier, our next generation CRM pulse generator platform, in the U.S. over the next 36 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

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

Coronary Stent Business

•
Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

•
Our ability to launch our TAXUS Express[2] stent system in Japan during the middle of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS Liberté stent system, in the U.S. in the middle of 2007 and to maintain or expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

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

•
The overall performance of and continued patient and payor confidence in our and other drug-eluting stents and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to sustain or increase the rate of physician adoption of drug-eluting stent technology in the U.S. and our Europe and Inter-Continental markets;

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

•	Our ability to manage the launch of our PROMUS everolimus-eluting stent system and the supply of this stent system in sufficient quantities and mix.

Litigation and Regulatory Compliance

•
Any conditions imposed in resolving, or any inability to resolve, our outstanding warning letters or other FDA matters, as well as risks generally associated with our regulatory compliance, quality systems standards and complaint-handling;

•	The effect of our litigation, risk management practices including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of our stockholder derivative and class action, patent, product liability and other litigation and other legal proceedings;

•	The ongoing, inherent risk of potential physician communications or field actions relating to medical devices;

•	Costs associated with our incremental compliance and quality initiatives; and

•	The availability and rate of third-party reimbursement for our products and procedures.

Innovation

•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected revenue growth over the next twelve months;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our ability to develop products and technologies successfully in addition to our TAXUS drug-eluting stent and our cardiac rhythm management technologies;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated, including Guidant;

•	Our decision to exercise, or not to exercise, options to purchase certain companies party to our strategic alliances and our ability to fund with cash or common stock these and other acquisitions; and

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives.

International Markets

•	Dependency on international net sales to achieve growth;

•	Risks associated with international operations including compliance with local legal and regulatory requirements as well as reimbursement practices and policies; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations and capital expenditures, as well as our strategic investments over the next twelve months and to maintain borrowing flexibility beyond the next twelve months;

•	Our ability to access the public capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our floating-rate debt;

•	Our ability to maintain investment-grade credit ratings and satisfy our financial covenants; and

•	Our ability to better align expenses with future expected revenue levels and reallocate resources to support our future growth.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee; and

•	Risks associated with our acquisition of Guidant Corporation, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will face.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our currency risk relates primarily to foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3,432 million at September 30, 2006 and $3,593 million at December 31, 2005. We recorded $112 million of other assets and $54 million of other liabilities to recognize the fair value of these derivative instruments at September 30, 2006 as compared to $176 million of other assets and $55 million of other liabilities recorded at December 31, 2005. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $99 million at September 30, 2006 as compared to $129 million at December 31, 2005. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $121 million at September 30, 2006 as compared to $157 million at December 31, 2005. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or cash flow.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $2,000 million at September 30, 2006 and $1,100 million at December 31, 2005. The increase in the notional amount is due to our termination of $1,100 million in hedge contracts related to certain of our existing senior notes, offset by $2,000 million of hedge contracts related to our term loan. We recorded $11 million of other liabilities to recognize the fair value of our interest rate derivative instruments at September 30, 2006 as compared to $21 million of other assets and $7 million of other liabilities recorded at December 31, 2005. A one percentage point increase in interest rates would increase the derivative instruments’ fair value by $28 million at September 30, 2006 as compared to a decrease of $74 million at December 31, 2005. A one percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $33 million at September 30, 2006 as compared to an increase of $80 million at December 31, 2005. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged term loan. At September 30, 2006, approximately $5.9 billion, or 80 percent, of our $7.4 billion in outstanding net debt is at fixed interest rates.

ITEM 4.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

We completed the acquisition of Guidant on April 21, 2006 at which time Guidant became a subsidiary of Boston Scientific. The transaction is material to the results of our operations, cash flows and financial position from the date of the acquisition through September 30, 2006 and we believe that the internal controls and procedures of Guidant have a material effect on our internal control over financial reporting.   See Note B - Guidant Acquisition and Abbott Transaction to our unaudited condensed consolidated financial statements contained in this Quarterly Report for further details on the transaction.

We are currently in the process of evaluating the internal controls and procedures of Guidant. We have expanded our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 and the applicable rules and regulations under that act to include Guidant.

In addition, during 2006, we outsourced certain of our human resource functions and also implemented a U.S. pricing and contract administration system.  We are currently in the process of evaluating the internal controls and procedures of the third party administrator and those related to the pricing and contract administration system.

Except as noted previously, during the nine month period ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in Boston Scientific’s 2005 Annual Report filed on Form 10-K, and Item IA. Risk Factors and Item 7A. Cautionary Factors in Guidant’s 2005 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.  The risks described in Boston Scientific’s and Guidant’s 2005 Annual Reports filed on Form 10-K are not the only risks facing our company.

During 2005 and the first nine months of 2006, the operating and financial performance of our CRM business has been adversely impacted by various implantable defibrillator and pacemaker system field actions and a corresponding reduction in CRM market growth rates. These field actions included Guidant’s decision announced on June 24, 2005 to stop selling Guidant’s leading defibrillator systems temporarily, which were returned to the market beginning on August 2, 2005. In addition, on June 26, 2006, we announced that we were retrieving a specific subset of pacemakers, cardiac resynchronization therapy pacemakers and implantable cardioverter defibrillators due to a supplier’s low-voltage capacitor not performing consistently. We believe that these field actions contributed to our CRM division having a lower market share for implantable defibrillator and pacemaker systems for the third quarter of 2006 as compared to the third quarter of 2005. The worldwide CRM market growth rate, including the U.S. defibrillator market growth rate, declined throughout 2006; these growth levels are below those experienced in recent years. The U.S. defibrillator market represents slightly less than half of the worldwide CRM market. There can be no assurance that the CRM market will return to its historical growth rates or that we will be able to regain CRM market share or increase net sales on a timely basis, if at all.

Recent uncertainties regarding the risk of late stent thrombosis in drug-eluting stents contributed to a decline in the stent market size. There can be no assurances that these concerns will be alleviated in the near term or that drug-eluting stent penetration rates will return to previous levels.

We purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single sources due to quality considerations, costs or constraints resulting from regulatory requirements. We may not be able to establish additional or replacement suppliers for certain components or materials in a timely manner, largely due to the complex nature of our and many of our suppliers’ manufacturing processes. Production issues, including capacity constraints; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources of supply if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition. There can be no assurance that we will avoid disruptions in the supply of certain components or materials or that we will be able to secure additional or replacement components or materials on a timely basis.

In January 2006, we received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three of our facilities. During 2005, in order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems. These initiatives require the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which has resulted in adjustments to our product launch schedules of certain products and the decision to discontinue certain other product lines over time. In addition, we are working to address deficiencies identified by the FDA in the CRM warning letter received in December 2005. There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. Our inability to resolve these issues in a timely manner may delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent, which may weaken our competitive position in the markets in which we participate. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products or assessing civil monetary penalties.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6.         EXHIBITS.

3.1	Certificate of Amendment of the Second Restated Certificate of Incorporation(1)

10.1	Form of 2006 Performance Incentive Plan (incorporated by reference to our Current Report of Form 8-K filed on July 7, 2006).

10.2	Form of Offer Letter between Boston Scientific and Donald S. Baim, M.D. (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2006).

10.3	Form of Stock Option Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2006).

10.4	Form of Deferred Stock Unit Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (incorporated by reference to our Current Report on Form 8-K filed on July 27, 2006).

10.5	Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006.(1)

10.6	Settlement Agreement, dated as of July 29, 2006, by and between St. Jude Medical, Inc. and its affiliates named therein and Boston Scientific Corporation and its affiliates named therein.(1)

10.7	CRM License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation.(1)(2)

10.8	SCS License Agreement, effective as of July 29, 2006, between St. Jude Medical, Inc. and Boston Scientific Corporation. (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer. (1)

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer. (1)

(1)	Filed herewith.

(2)
Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 9, 2006.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Chief Financial Officer and Executive Vice President - Finance and Administration