Form 10-K
period 2006-12-31
BOSTON SCIENTIFIC CORP
filed 2007-03-01
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name Of Company As Specified In Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address Of Principal Executive Offices)

(508) 650-8000
(Company’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
(Title Of Class)	(Name of Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:
NONE
________________

Indicate by check mark if the Company is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes: ☑    No ☐

Indicate by check mark if the Company is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes: ☐    No ☑

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes: ☑    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes: ☑    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐    No ☑

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $21.8 billion based on the closing price of the Company’s common stock on June 30, 2006, the last business day of the Company’s most recently completed second fiscal quarter.

The number of shares outstanding of the Company’s common stock as of January 31, 2007, was 1,480,340,219.

EX-10.2 FORM OF OMNIBUS AMENDMENT
EX-10.16 FORM OF DEFERRED STOCK UNIT AWARD AGREEMENT
EX-10.21 FIFTH AMENDMENT TO 401(K) RETIREMENT SAVINGS PLAN
EX-10.23 2006 GLOBAL EMPLOYEE STOCK OWNERSHIP PLAN
EX-10.24 FIRST AMENDMENT TO 2006 GLOBAL EMPLOYEE STOCK OWNERSHIP PLAN
EX-10.46 GUIDANT CORPORATION 1994 STOCK PLAN, AS AMENDED
EX-10.47 GUIDANT CORPORATION 1996 NONEMPLOYEE DIRECTOR STOCK PLAN, AS AMENDED
EX-10.48 GUIDANT CORPORATION 1998 STOCK PLAN, AS AMENDED
EX-10.49 FORM OF GUIDANT CORPORATION OPTION GRANT
EX-10.50 FORM OF GUIDANT CORPORATION RESTRICTED STOCK GRANT
EX-10.51 GUIDANT CORPORATION EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
EX-10.52 FIRST AMENDMENT TO GUIDANT CORPORATION EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
EX-10.53 SECOND AMENDMENT TO GUIDANT CORPORATION EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
EX-10.54 THIRD AMENDMENT TO GUIDANT CORPORATION EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
EX-10.55 FOURTH AMENDMENT TO GUIDANT CORPORATION EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
EX-10.56 FIFTH AMENDMENT TO GUIDANT CORPORATION EMPLOYEE SAVINGS AND STOCK OWNERSHIP PLAN
EX-12 STATEMENT REGARDING COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
EX-21 LIST OF SUBSIDIARIES AS OF 2/28/2007
EX-23 CONSENT OF ERNST & YOUNG, LLP
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

[Table of Contents]
PART I

ITEM 1. BUSINESS

The Company

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including interventional cardiology, cardiac rhythm management, peripheral interventions, cardiac surgery, vascular surgery, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. When used in this report, the terms “we,” “us,” “our” and the “Company” mean Boston Scientific Corporation and its divisions and subsidiaries.

Since we were formed in 1979, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals treat a variety of diseases and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. Some of our medical products are used for enlarging narrowed blood vessels to prevent heart attack and stroke; clearing passages blocked by plaque to restore blood flow; detecting and managing fast, slow or irregular heart rhythms; mapping electrical problems in the heart; opening obstructions and bringing relief to patients suffering from various forms of cancer; performing biopsies and intravascular ultrasounds; placing filters to prevent blood clots from reaching the lungs, heart or brain; treating urological, gynecological, renal, pulmonary, neurovascular and gastrointestinal diseases; and modulating nerve activity to treat deafness and chronic pain.

Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. Medi-tech’s initial products, a family of steerable catheters, were introduced in 1969 and were used in some of the first less-invasive procedures performed. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, our net sales have increased substantially, growing from $1.8 million in 1979 to approximately $7.8 billion in 2006.

Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in the medical device industry. In 2006, we experienced a transforming event with our acquisition of Guidant Corporation, a world leader in the treatment of cardiac disease. This acquisition enabled us to become a major provider in the more than $9 billion global Cardiac Rhythm Management (CRM) business,  enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. With this acquisition, we have become one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. This and other acquisitions have helped us add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups and hospital consolidation.

Information on revenues, profits and total assets for our business segments and by geographical area appears in our consolidated financial statements for the year ended December 31, 2006, which are included in Item 8 of this report.

[Table of Contents]
The Drug-Eluting Stent Opportunity

Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is in large part due to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease and implanted in patients to prop open arteries and facilitate blood flow from the heart. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development and scientific research of drug-eluting stent systems.

Use of our products in the United States and abroad has demonstrated that drug-eluting stents reduce the need for repeat procedures—or more expensive surgical procedures—and reduce healthcare costs, as well as overall patient risk, trauma, procedure time and the need for aftercare. Since its U.S. launch in March 2004 and its launch in our Europe and Inter-Continental markets in 2003, our proprietary polymer-based paclitaxel-eluting stent technology for reducing coronary restenosis, the TAXUS® Express2™ paclitaxel-eluting coronary stent system, has become the worldwide leader in the drug-eluting coronary stent market. In 2006, approximately 30 percent of our net sales were derived from sales of our TAXUS stent system.

We are continuing to enhance our product offerings in the coronary drug-eluting stent market. We recently launched our next-generation coronary stent, the TAXUS® Liberté™ paclitaxel-eluting coronary stent system, in our Europe and Inter-Continental markets, and we expect to launch the product in the U.S., subject to regulatory approval. The Liberté™ coronary stent is designed to further enhance deliverability and conformability, particularly in challenging lesions. Also, prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular solutions businesses and shares the drug-eluting technology it acquired from Guidant with us. This arrangement gives us access to a second drug-eluting stent program which complements our existing TAXUS coronary stent program. In the fourth quarter of 2006, we launched our PROMUS™ everolimus-eluting stent system in certain European countries and expect to launch the PROMUS stent system in certain other European markets in the first quarter of 2007, certain Inter-Continental markets in the second quarter of 2007 and in the U.S. in 2008, subject to regulatory approval.

Our U.S. TAXUS stent system sales decreased in 2006 relative to 2005, due in part to a decline in the U.S. market size due to recent uncertainty regarding the risk of late stent thrombosis following the use of drug-eluting stents. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent. In the fourth quarter of 2006, the FDA held a special advisory panel meeting to discuss drug-eluting stents. Members of the panel concluded that drug-eluting stents remain safe and effective when used as indicated, and that the benefits outweigh the risks.

[Table of Contents]
The Cardiac Rhythm Management Opportunity

As a result of our acquisition of Guidant in April 2006, we now develop, manufacture and market products that focus on the treatment of cardiac arrhythmias and heart failure. Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. We make a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including:

•
Implantable defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including implantable cardiac resynchronization therapy defibrillator systems used to treat heart failure; and

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker systems used to treat heart failure.

Tachycardia (abnormally fast or chaotic heart rhythms) can prevent the heart from pumping blood efficiently and can lead to sudden cardiac death. Implantable cardioverter defibrillator systems (defibrillators, leads, programmers, our LATITUDE® Patient Management System and accessories) monitor the heart and can deliver electrical energy, restoring a normal rhythm. Our defibrillators can deliver tiered therapy—a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat.

Heart failure (the heart’s inability to pump effectively) is a debilitating, progressive condition, with symptoms including shortness of breath and extreme fatigue. After a person is diagnosed with heart failure, the one-year mortality rate is high, with one in five people dying. Moreover, once diagnosed, sudden cardiac death occurs at six to nine times the rate of the general population. The condition is pervasive, with approximately five million people in the U.S. affected.

Bradycardia (slow or irregular heart rhythms) often results in a heart rate insufficient to provide adequate blood flow throughout the body, creating symptoms such as fatigue, dizziness and fainting. Cardiac pacemaker systems (pulse generators, leads, programmers and accessories) deliver electrical energy to stimulate the heart to beat more frequently and regularly. Pacemakers range from conventional single-chamber devices to more sophisticated adaptive-rate, dual-chamber devices.

Our remote monitoring system, the LATITUDE® Patient Management System, can be placed in a patient’s home (at their bedside) and reads implantable device information at times specified by the patient’s physician. The communicator can then transmit the data to a secure Internet server where the physician (or other third party) can access this medical information anytime, anywhere. In addition to automatic device data uploads, the communicator enables a daily confirmation of the patient’s device status, providing assurance the device is operating properly. Available as an optional component to the system is the LATITUDE Weight Scale and Blood Pressure Monitor. Weight and blood pressure data is captured by the communicator and sent to the secure server for review by the patient’s physician (or other technician). In addition, this weight and blood information is immediately available to patients in their home to assist their compliance with the day-to-day and home-based heart failure instructions prescribed by their physician.

Business Strategy

Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. We believe that the pursuit of this mission will likewise enhance shareholder value.

[Table of Contents]
We intend to accomplish our mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtained externally through strategic acquisitions and alliances. Building relationships with development-stage companies and inventors allows us to deepen our current franchises as well as expand into complementary businesses.

Key elements of our overall business strategy include the following:

Product Quality

Our commitment to quality and the success of our quality objectives are designed to build customer trust and loyalty. This commitment to provide quality products to our customers runs throughout our organization and is one of our most critical business objectives. During 2005, in order to strengthen our quality controls, we established Project Horizon, a cross-functional initiative to further improve and harmonize our overall quality processes and systems. Under Project Horizon, we have made an overarching effort to elevate quality thinking in all that we do. To that end, in 2006, we have made significant improvements to our quality systems, including in the areas of field action decision-making, corrective and preventative actions, management controls, process validations and complaint management systems. In 2006, our Board of Directors created a Compliance and Quality Committee to monitor our compliance and quality initiatives. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.”

Innovation

We are committed to harnessing technological innovation through a mixture of tactical and strategic initiatives that are designed to offer sustainable growth in the near and long term. Combining internally developed products and technologies with those obtained through acquisitions and alliances allows us to focus on and deliver products currently in our own research and development pipeline as well as to strengthen our technology portfolio by accessing third-party technologies.

Clinical Excellence

Our commitment to innovation is further demonstrated by our clinical capabilities. Our clinical groups focus on driving innovative therapies that can transform the practice of medicine. Our clinical teams are organized by therapeutic specialty to better support our research and development pipeline and marketing and sales efforts. During 2006, our clinical organizations planned, initiated and conducted an expanding series of focused clinical trials that support regulatory and reimbursement requirements and demonstrate the safe and effective clinical performance of critical products and technologies. In October, we announced positive results from our TAXUS OLYMPIA registry, supporting the safety and efficacy of our TAXUS Liberté stent system in real-world patient subsets considered high risk for bare-metal stenting, including diabetics, small vessels and long lesions. We are currently enrolling patients in our SYNTAX clinical trial, which will compare the performance of drug-eluting stents with cardiac surgery in the most complex subsets: those with coronary artery disease in all three coronary arteries, in the left main coronary artery, or both.

Product Diversity

We offer products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The

[Table of Contents]
breadth and diversity of our product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source.

Operational Excellence

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and optimizing our plant network in order to increase operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including the enhancement of existing products and their commercial launch. We are committing additional resources to support our growth and implementing new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In 2007, we are also focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness.

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

Corporate Culture

We believe that success and leadership evolve from a motivating corporate culture that rewards achievement, respects and values individual employees and customers, and focuses on quality, patient care, integrity, technology and service. This high performance culture has embraced an intense increase in quality focus, and now places quality at the top of its priorities. We believe that our success is attributable in large part to the high caliber of our employees and our commitment to respecting the values on which our success has been based.

Research and Development

Our investment in research and development is critical to drive our future growth. We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter new markets. Enhancements to existing products that are typically originated and developed within our research and development, manufacturing and marketing operations contribute to each year’s sales growth. We believe that streamlining,

[Table of Contents]
prioritizing and coordinating our technology pipeline and new product development activities are essential to our ability to stimulate growth and maintain leadership positions in our markets. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and game-changing new products and technologies and get them to market in a timely manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products.

We believe our future success will depend upon the strength of these development efforts. In 2006, we expended over $1.0 billion on research and development, representing approximately 13 percent of our 2006 net sales. Our investment in research and development reflects:

•	spending on new product development programs;

•
regulatory compliance and clinical research, particularly relating to our next-generation stent and CRM platforms and other development programs acquired in connection with our business combinations; and

•	sustaining engineering efforts which factor customer (or “post market”) feedback into continuous improvement efforts for currently marketed products.

Strategic Initiatives

Since 1995, we have undertaken a strategic acquisition program to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical device industry. In 2006, in addition to our acquisition of Guidant, we invested approximately $500 million in approximately 25 new and existing strategic alliances and acquisitions. These initiatives are intended to further expand our product offerings by adding new or complementary technologies to our already diverse technology portfolio.

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

Products

Our products are principally offered for sale by three dedicated business groups—Cardiovascular (which includes our interventional cardiology, cardiac rhythm management and cardiovascular divisions), Endosurgery (which includes our oncology, endoscopy and urology/gynecology divisions) and Neuromodulation (which includes our cochlear and pain management divisions). Our Cardiovascular organization focuses on products and technologies for use in interventional cardiology, cardiac rhythm management, peripheral interventions, cardiac surgery, vascular surgery, electrophysiology and neurovascular procedures. Our Endosurgery organization focuses

[Table of Contents]
on products and technologies for use in oncology, endoscopy, urology and gynecology procedures. Our Neuromodulation organization currently focuses on the treatment of auditory disorders and chronic pain. During 2006, approximately 80 percent of our net sales were derived from our Cardiovascular business groups, approximately 17 percent from our Endosurgery business groups and approximately 3 percent from our Neuromodulation business group.

The following section describes some of our Cardiovascular, Endosurgery and Neuromodulation offerings:

Cardiovascular

Coronary Stent Business

Drug-Eluting Stents

We market our TAXUS Express2 paclitaxel-eluting coronary stent system principally in the U.S., and we expect to launch the TAXUS Express2 stent system in Japan during the second half of 2007, subject to regulatory approval. In January 2007, the FDA approved extending the shelf life of our TAXUS coronary stent system in the U.S. from 12 to 18 months. We also market our second-generation coronary stent, the TAXUS® Liberté™ coronary stent system, in our European and Inter-Continental markets. We also expect to launch the TAXUS Liberté coronary stent system in the U.S., subject to regulatory approval.

During the fourth quarter of 2006, we launched our PROMUS™ everolimus-eluting coronary stent system in certain European countries, expanding our drug-eluting stent portfolio to include two distinct drug platforms. We expect to launch the PROMUS stent system in certain Inter-Continental countries during the second quarter of 2007 and in the U.S. in 2008, subject to regulatory approval. We also expect to launch an internally manufactured next-generation everolimus-based stent system in Europe in 2010 and in the U.S. in 2011. In addition, we have commenced regulatory filings to begin clinical trials for our next-generation paclitaxel-eluting stent beyond TAXUS Liberté stent system, the TAXUS® Element™ coronary stent system, which we expect to launch in Europe in 2009 and in the U.S. in 2010, subject to regulatory approval.

Bare-Metal Stents

We offer our Liberté coronary stent system globally. The Liberté coronary stent system serves as the platform for our second-generation paclitaxel-eluting stent system, the TAXUS Liberté coronary stent system. The Liberté bare-metal coronary stent is designed to enhance deliverability and conformability, particularly in challenging lesions.

Cardiac Surgery

Our acquisition of Guidant also enabled us to enter the cardiac surgery business. Cardiac surgery devices are used to perform endoscopic vessel harvesting, cardiac surgical ablation and less-invasive coronary artery by-pass surgery.

Coronary Revascularization

We market a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a principal cause of coronary artery obstructive disease, is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of our products in this market are used in percutaneous transluminal coronary angioplasty (PTCA) and include bare-metal and drug-

[Table of Contents]
eluting stents, such as the TAXUS® paclitaxel-eluting coronary stent systems, PTCA balloon catheters, such as the Maverick® balloon catheter, the Cutting Balloon® microsurgical dilatation device, rotational atherectomy systems, guide wires, guide catheters and diagnostic catheters. We also market a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that enable the injection of contrast and saline or otherwise facilitate cardiovascular procedures.

Intraluminal Ultrasound Imaging

We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral systems. In July 2006, we launched the new iLab™ Ultrasound Imaging System in the U.S. This new system enhances the diagnosis and treatment of blocked vessels and heart disorders.

Embolic Protection

Our FilterWire EZ™ Embolic Protection System is a low profile filter designed to capture embolic material that may become dislodged during a procedure, which could otherwise travel into the microvasculature where it could cause a heart attack or stroke. It is commercially available in the U.S., Europe and other international markets for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels. It is also available in the U.S. for the treatment of saphenous vein grafts (SVGs) and carotid artery stenting procedures.

Peripheral Interventions

We also sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in biliary strictures), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product line includes vascular access products, balloon catheters, stents and peripheral vascular catheters, wires and accessories. We also market the PolarCath™ peripheral dilatation system used in CryoPlasty® Therapy®, an innovative approach to the treatment of peripheral artery disease in the lower extremities. We launched in June 2006 the Sterling™ Balloon dilatation catheter, a dilatation catheter with several differentiating features, including the only pre- and post-stent dilatation indication for carotid artery stenting.

In January 2007, we completed the acquisition of EndoTex Interventional Systems, Inc., a development stage medical device company, and now market the NexStent® Carotid Stent System, a laser-cut, nitinol stent with a rolled sheet design that enables one stent size to adapt to multiple diameters in tapered or non-tapered vessel configurations.

Neurovascular Intervention

We market a line of coils (coated and uncoated), micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuroradiologists and neurosurgeons to treat diseases of the neurovascular system. We market the GDC® Coils (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms. We also offer the Wingspan™ Stent System with Gateway™ PTA Balloon Catheter under a Humanitarian Device Exemption (HDE) approval granted by the FDA. The Wingspan Stent System is designed to treat atherosclerotic lesions or accumulated plaque in brain arteries. Designed for the brain’s fragile vessels, the Wingspan Stent System is a self-expanding, nitinol stent sheathed in a delivery system that enables it to

[Table of Contents]
reach and open narrowed arteries in the brain. The Wingspan Stent System is currently the only device available in the U.S. for the treatment of intracranial atherosclerotic disease (ICAD) and is indicated for improving cerebral artery lumen diameter in patients with ICAD who are unresponsive to medical therapy.

Vascular Surgery

We design abdominal, thoracic and peripheral vascular grafts for the treatment of aortic aneurysms and dissections, peripheral vascular occlusive diseases and dialysis access. Our grafts and fabrics are used for peripheral vascular and cardiovascular indications.

Electrophysiology

We offer medical devices for the diagnosis and treatment of cardiac conditions called arrhythmias (abnormal heartbeats). Included in our product offerings are RF generators, mapping systems, intracardiac ultrasound and steerable ablation catheters, as well as a line of diagnostic catheters and associated accessories. We also market the Chilli II™ cooled ablation catheter, the first bidirectional cooled-tip catheter available in the U.S. In 2006, we launched our next-generation line of RF generators, the MAESTRO 3000® Cardiac Ablation System.

Cardiac Rhythm Management

Through our acquisition of Guidant, we now offer a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac rhythm abnormalities, including tachycardia (abnormally fast or chaotic heart rhythms), heart failure and bradycardia (slow or irregular heart rhythms).

Our product offerings include:

•	the VITALITY® family of defibrillators which provide a broad range of atrial (upper chambers of the heart) and ventricular (lower chambers) therapies to serve patients’ various needs;

•	cardiac resynchronization therapy devices, like those in our CONTAK RENEWAL® family of devices, which can help reduce mortality and hospitalization;

•
the INSIGNIA® family of pacemakers which offer proprietary blended sensor technology designed to measure patient workload through respiration and motion, providing rate response based on the patient’s activity; and

•
the LATITUDE® Patient Management System, comprised of the LATITUDE Communicator, LATITUDE Website, CONTAK RENEWAL 3RF CRT-D and ZOOM® LATITUDE Programmer, which enables a physician or technician to monitor a patient’s device status and health data from home.

In October 2006, the FDA approved our LATITUDE® Patient Management System to be used for remote monitoring in certain existing ICD systems and cardiac resynchronization defibrillators. We are in the process of making this technology available to many of our current CRM patients.

The Frontier™ CRM technology is our next-generation CRM pulse generator platform that will incorporate new components and software and will be leveraged across all CRM product lines to

[Table of Contents]
treat electrical dysfunction in the heart. We expect to launch various products based on the Frontier™ CRM technology in the U.S. over the next 36 months, subject to regulatory approval.

Endosurgery

Esophageal, Gastric and Duodenal (Small Intestine) Intervention

We market a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers and esophageal cancer. Our products in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters, hemostasis catheters and enteral feeding devices. We also market a family of esophageal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. We launched the Radial Jaw® 4 Single-Use Biopsy Forceps, the newest version of our Radial Jaw Single-Use Biopsy Forceps, in July 2006. The Radial Jaw 4 biopsy forceps are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes.

Colorectal Intervention

We market a line of hemostatic catheters, polypectomy snares, biopsy forceps, enteral stents and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer.

Pancreatico-Biliary Intervention

We sell a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile duct. Our products include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. We also market self-expanding metal and temporary biliary stents for palliation and drainage of the common bile duct.  In 2006, we introduced the Spyglass™ Direct Visualization System for direct imaging of the bile duct system.  This is the first single operator cholangioscopy device that offers clinicians a direct visualization of the bile duct system and includes supporting devices for tissue acquisition, stone retrieval and lithotripsy.

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

Prostate Intervention

[Table of Contents]
For the treatment of Benign Prostatic Hyperplasia (BPH), we currently market electro-surgical resection devices designed to resect large diseased tissue sites. We also market disposable needle biopsy devices, designed to take core prostate biopsy samples. In addition, we distribute and market the Prolieve thermodilatation system, a transurethral microwave thermotherapy system, and the DuoTome™ SideLite™ holmium laser treatment system for treatment of symptoms associated with BPH.

Pelvic Floor Reconstruction and Urinary Incontinence

We market a line of less-invasive devices to treat female pelvic floor conditions in the area of stress urinary incontinence and pelvic organ prolapse. These devices include a full line of mid-urethral sling products, sling materials, graft materials, suturing devices and injectables. In May 2006, we were granted exclusive U.S. distribution rights to the Coaptite® Injectable Implant, a next-generation bulking agent, for the treatment of stress urinary incontinence.

Gynecology

We also market other products in the area of women’s health. Our Hydro ThermAblator® System (HTA® system) offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding.

Oncology

We market a broad line of products designed to treat, diagnose and palliate various forms of benign and malignant tumors. Our current suite of products includes microcatheters, embolic agents and coils designed to restrict blood supply to targeted sites. In addition, we market radiofrequency-based therapeutic devices for the ablation of various forms of soft tissue lesions (tumors). Also included in the oncology portfolio is a complete line of venous access products which are marketed for infusion therapy.

Neuromodulation

Cochlear Implants

We develop and market in the U.S., Europe and Japan the HiResolution® 90K Cochlear Implant System to restore hearing to the profoundly deaf. The technology consists of an external sound processor, which captures and processes sound information from the environment and transmits the digital information through the skin to the implant. The implant delivers digital pulses of electrical current to precise locations on the auditory nerve, which the brain perceives as sound. In September 2006, our next-generation cochlear implant technology, the Harmony™ HiResolution Bionic Ear System was approved by the FDA. We commercially launched this product on a limited basis in late 2006 and anticipate a full launch in early 2007.

Pain Management

We market the Precision® Spinal Cord Stimulation System for the treatment of chronic pain of the lower back and legs. This system delivers advanced pain management by applying a small electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a patient-directed fitting system for fast and effective programming. The Precision System is also being assessed for use in treating migraine pain.

[Table of Contents]
Marketing and Sales

Dedicated sales forces of approximately 2,400 individuals in approximately 45 countries internationally and over 3,400 individuals in the U.S. marketed our products worldwide as of December 31, 2006. Sales in countries where we have direct sales organizations accounted for approximately 94 percent of our net sales during 2006. A network of distributors and dealers who offer our products in more than 50 countries worldwide accounts for our remaining sales. We also have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks.

In 2006, we sold our products to over 10,000 hospitals, clinics, out-patient facilities and medical offices. We are not dependent on any single institution and no single institution accounted for more than 10 percent of our net sales in 2006. Large group purchasing organizations, hospital networks and other buying groups have, however, become increasingly important to our business and represent a substantial portion of our U.S. net sales.

We also distribute certain products for third parties, including an introducer sheath and certain guidewires, as well as BPH devices, various graft materials, and pneumatic and laser lithotripters for use in connection with urology and gynecology procedures. Our agreement to distribute certain guidewire and sheath products expired during the first quarter of 2006. While we have identified replacements for these products, the sales level associated with the replacement products has been, as expected, less than that of our previously distributed products. Together, these distributed products represented less than two percent of our 2006 net sales. Leveraging our sales and marketing strength, we expect to continue to seek new opportunities for distributing complementary products as well as new technologies.

International Operations

Internationally, through 2006, we operated through three business units divided among the geographic regions of Europe, Japan and Inter-Continental. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market and gain access to worldwide technological developments that may be implemented across our product lines. After our acquisition of Guidant, we integrated Guidant’s international sales operations into our geographic regions. Consistent with our geographic focus, the Guidant CRM business became a business unit within each country organization across Europe, Japan and Inter-Continental. In the first quarter of 2007, we began operating through four international business units: Europe, Asia Pacific/Japan, Inter-Continental and Distributor Management.

International sales accounted for approximately 38 percent of our net sales in 2006. Net sales and operating income attributable to significant geographic areas are presented in Note N—Segment Reporting to our 2006 consolidated financial statements included in Item 8 of this Form 10-K.

In recent years, we have expanded our direct sales presence worldwide so as to be in a position to take advantage of expanding market opportunities. As of December 31, 2006, we had direct marketing and sales operations in approximately 45 countries internationally. We believe that we will continue to leverage our infrastructure in markets where commercially appropriate and to use third parties in those markets where it is not economical or strategic to establish a direct presence.

We have five international manufacturing facilities in Ireland, one in Costa Rica and one in Puerto Rico. Presently, approximately 33 percent of our products sold worldwide are manufactured at these facilities. We also maintain an international research and development

[Table of Contents]
facility in Ireland, a training facility in Tokyo, Japan, and a training and research and development center in Miyazaki, Japan. We currently share a training facility in Brussels, Belgium with Abbott.

Manufacturing and Raw Materials

We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made for us to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an ongoing program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the regulatory approval system and the complex nature of the manufacturing processes employed by us and many suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect our operations and financial condition, particularly materials or components related to our TAXUS® and PROMUS™ drug-eluting coronary stent systems and our CRM products.

Quality Assurance

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval (PMA) applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. During 2005, in order to strengthen our corporate-wide quality controls, we established Project Horizon a corporate-wide cross-functional initiative to improve and harmonize our overall quality processes and systems. As part of Project Horizon, we have made modifications to our process validation and complaint management systems. Project Horizon resulted in the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending, which has resulted in adjustments to product launch schedules of certain products and the decision to discontinue certain other product lines over time.

In 2006, our Board of Directors created a Compliance and Quality Committee to monitor our compliance and quality initiatives. We believe we have identified solutions to the quality issues cited by the FDA, and we continue to make progress in transitioning our organization to implement those solutions. We communicate frequently and meet regularly with the FDA to apprise them of our progress. The FDA has communicated the need for us to complete substantially our remediation efforts before they will re-inspect our facilities. We have engaged a third party to audit our enhanced quality systems in order to assess our Company-wide compliance prior to re-inspection by the FDA. We believe we will be ready for third-party audit in the second quarter of 2007.

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter followed an inspection by the FDA that was completed on September 1, 2005 and cited a number of observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this follow-up letter, until we have corrected the

[Table of Contents]
identified deficiencies, the FDA may not grant requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the deficiencies described are reasonably related. The FDA conducted a further inspection of the CRM facility between December 15, 2005 and February 9, 2006 and made one additional inspectional observation. The FDA has concluded its reinspection of our CRM facilities. While we believe this reinspection went well, we may be required to take additional actions in order to comply with any FDA observations that we may receive.

We are committed to providing high quality products to our customers. To meet this commitment, we are implementing updated quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. Our quality system is designed to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the quality system regulations of the FDA with respect to products sold in the U.S. Many of our operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN 46001 and EN 46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN 46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic re-examination.

We maintain an ongoing initiative to seek ISO 14001 certification at our plants around the world. ISO 14001, the environmental management system standard in the ISO 14000 series, provides a voluntary framework to identify key environmental aspects associated with our businesses. We engage in continuous environmental performance improvement around these aspects. At present, nine of our manufacturing and distribution facilities have attained ISO 14001 certification. This initiative is expected to continue until each of our manufacturing facilities, including those we acquire, becomes certified.

Competition

We encounter significant competition across our product lines and in each market in which our products are sold from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors have historically included Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.), as well as a wide range of companies which sell a single or limited number of competitive products or participate only in a specific market segment. Since we acquired Guidant, Abbott Laboratories has become a competitor of ours in the interventional cardiology market and St. Jude Medical, Inc. has become a competitor of ours in the CRM market, in addition to the Neuromodulation market. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

We believe that our products compete primarily on the basis of their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, including ease of use, reliability and physician familiarity. In the current environment of managed care, economically motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have also increasingly been required to compete on the basis of price, value, reliability and efficiency. We believe that our continued competitive success will depend upon our ability to create or acquire scientifically advanced technology, apply our

[Table of Contents]
technology cost-effectively and with superior quality across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, continually enhance our quality systems, manufacture and successfully market our products either directly or through outside parties and supply sufficient inventory to meet customer demand.

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

In the U.S., permission to distribute a new device generally can be met in one of two ways. The first process requires that a pre-market notification (a 510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA) (i.e., the “predicate” device). An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission which do not raise new questions of safety or effectiveness can generally be made by us without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent.

The second process requires that an application for PMA be made to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, we must comply with the applicable IDE regulations in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review our PMA application which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export

[Table of Contents]
requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements. Most countries outside of the United States require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue to sell our products in those countries.

In the European Union, we are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We also comply with all other foreign regulations such as the requirement that we obtain Ministry of Health, Labor and Welfare approval before we can launch new products in Japan, including our TAXUS® Express2 coronary stent system. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for such approval may differ from those required by the FDA.

We are also subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that compliance with environmental laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities which would have a material impact on our business. We are also certified with respect to the enhanced environmental FTSE4Good criteria and are a constituent member of the London Stock Exchange’s FTSE4Good Index, which recognizes companies that meet certain corporate responsibility standards.

Third-Party Coverage and Reimbursement

Our products are purchased by hospitals, doctors and other healthcare providers who are reimbursed by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payor. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.

Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as Japan, Europe and other international markets may limit the

[Table of Contents]
price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. We hold approximately 6,000 U.S. patents (many of which have foreign counterparts) and have more than 8,600 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in issued patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that such patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

See Item 3. Legal Proceedings below and Note J—Commitments and Contingencies to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for a further discussion of patent and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note J to our consolidated financial statements, which, individually or in the aggregate, could have a material effect on our financial condition, operations or cash flows.

Risk Management

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. We are involved in various lawsuits arising in the normal course of business from product liability and securities claims. We are substantially self-insured with respect to general, product liability and securities claims. As a result of the economic factors currently impacting the insurance industry, meaningful liability insurance coverage became unavailable due to its economically prohibitive cost.

[Table of Contents]
In connection with our acquisition of Guidant, the number of product liability claims and other legal proceedings filed against us, including private securities litigation and shareholder derivative suits, significantly increased. Product liability and securities claims against us may be asserted in the future related to unknown events at the present time. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our business. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general, product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Employees

As of December 31, 2006, we had approximately 28,600 employees, including approximately 14,300 in operations, 2,000 in administration, 4,600 in clinical, regulatory and research and development and 7,700 in selling, marketing, distribution and related administrative support. Of these employees, approximately 14,500 were employed outside the U.S., approximately 6,200 of which are included in the Operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel.

Seasonality

Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC. Our Corporate Governance Guidelines and Code of Conduct, which applies to all of our directors, officers and employees, including our Board of Directors, Chief Executive Officer, Chief Financial Officer and Corporate Controller, are also available on our website (along with any amendments to those documents). Any amendments to or waivers for executive officers or directors of our Code of Conduct will be disclosed on our website promptly after the date of any such amendment or waiver. Printed copies of these posted materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or connected to our website is not incorporated by reference into this Form 10-K.

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

[Table of Contents]
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

We do not intend to update the forward-looking statements below or the risk factors described in Item 1A under the heading “Risk Factors” even if new information becomes available or other events occur in the future. We have identified these forward-looking statements below and the risk factors described in Item 1A under the heading “Risk Factors” in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and in the risk factors described in Item 1A under the heading “Risk Factors.”

CRM Business

•	The recovery of the CRM market to historical growth rates and our ability to regain CRM market share and increase CRM net sales;

•
The overall performance of and referring physician, implanting physician and patient confidence in our and other CRM products and technologies, including our LATITUDE® Patient Management System and Frontier™ CRM technology;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•
Our ability to launch various products utilizing the Frontier CRM technology, our next generation CRM pulse generator platform, in the U.S. over the next 36 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

•	Our ability to retain our CRM sales force and other key personnel;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies; and

•	Our ability to avoid disruption in the supply of certain components or materials or to quickly secure additional or replacement components or materials on a timely basis.

Coronary Stent Business

•
Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other coronary and peripheral stent platforms;

•
Our ability to launch our TAXUS® Express[2]™ coronary stent system in Japan during the second half of 2007, and to launch our next-generation drug-eluting stent system, the TAXUS® Liberté™ coronary stent system, in the U.S., subject to regulatory approval, and to maintain or expand our worldwide market leadership positions through reinvestment in our drug-eluting stent program;

[Table of Contents]
•
The continued availability of our TAXUS stent system in sufficient quantities and mix, our ability to prevent disruptions to our TAXUS stent system manufacturing processes and to maintain or replenish inventory levels consistent with forecasted demand around the world as we transition to next-generation stent products;

•
The impact of concerns relating to late stent thrombosis on the size of the coronary stent market, distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices;

•
The overall performance of and continued physician confidence in our and other drug-eluting stents, our ability to adequately address concerns regarding the risk of late stent thrombosis, and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to sustain or increase the penetration rate of drug-eluting stent technology in the U.S. and our European and Inter-Continental markets;

•
Our ability to take advantage of our position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to respond to the challenges presented as additional competitors enter the U.S. drug-eluting stent market;

•
Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses relating to our drug-eluting stent systems and other product franchises and to react effectively to worldwide economic and political conditions;

•	Our ability to manage the launch of our PROMUS™ everolimus-eluting stent system and the supply of this stent system in sufficient quantities and mix; and

•	Our ability to manage the mix of our PROMUS stent system revenue relative to our total drug-eluting stent revenue and maintain our overall profitability as a percentage of revenue.

Litigation and Regulatory Compliance

•
Any conditions imposed in resolving, or any inability to resolve, our outstanding warning letters or other FDA matters, as well as risks generally associated with our regulatory compliance quality systems and complaint handling;

•	The effect of our litigation, risk management practices, including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation and other legal proceedings;

•	The ongoing, inherent risk of potential physician communications or field actions related to medical devices;

•	Costs associated with our incremental compliance and quality initiatives, including Project Horizon; and

[Table of Contents]
•	The availability and rate of third-party reimbursement for our products and procedures.

Innovation

•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected revenue growth;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our ability to develop products and technologies successfully in addition to our drug-eluting stent and cardiac rhythm management technologies;

•	Our ability to develop next-generation products and technologies within our drug-eluting stent and cardiac rhythm management business;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated, including Guidant;

•
Our decision to exercise, or not to exercise, options to purchase certain companies party to our strategic alliances and our ability to fund with cash or common stock these and other acquisitions, or to fund contingent payments associated with these alliances;

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Dependency on international net sales to achieve growth;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as reimbursement practices and policies; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•
Our ability to generate sufficient cash flow to fund operations and capital expenditures, as well as our strategic investments over the next twelve months and to maintain borrowing flexibility beyond the next twelve months;

[Table of Contents]
•	Our ability to access the public capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to achieve a 21 percent effective tax rate, excluding certain charges, during 2007 and to recover substantially all of our deferred tax assets;

•	Our ability to maintain investment-grade credit ratings and satisfy our financial covenants;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our floating-rate debt; and

•	Our ability to better align expenses with future expected revenue levels and reallocate resources to support our future growth.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee; and

•	Risks associated with our acquisition of Guidant Corporation, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will continue to face.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually and the risk factors described in Item 1A under the heading “Risk Factors,” could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 1A. RISK FACTORS

In addition to the other information contained in this Form 10-K and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the end of Item 1 of this Form 10-K. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

[Table of Contents]
We derive a significant portion of our revenue from the sale of drug-eluting coronary stent systems and a decline in market size or our market share of drug-eluting stents may adversely affect our results of operations or financial condition.

Drug-eluting coronary stent revenues represented approximately 30 percent of our consolidated net sales during the fiscal year ended December 31, 2006. Our U.S. TAXUS sales declined in 2006 relative to 2005, due in part to a decline in the U.S. market size attributable to recent uncertainty regarding the risk of late stent thrombosis following the use of drug-eluting stents. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent. In the fourth quarter of 2006, the FDA held a special advisory panel meeting to discuss drug-eluting stents. If concerns about the risk of late stent thrombosis persist, there can be no assurance that the market will return to previous levels.

In addition, lower device utilization per procedure and a decline in the overall percutaneous coronary intervention market contributed to the decline in our TAXUS stent system sales in 2006. There can be no assurance that these concerns will be alleviated in the near term or that drug-eluting stent penetration rates will return to previous levels. Our TAXUS® coronary stent system and Johnson & Johnson’s CYPHER® drug-eluting stent system are currently the only two drug-eluting stents available in the U.S. market. We expect our share of the drug-eluting stent market, as well as unit prices, to continue to be adversely affected as additional significant competitors enter the drug-eluting stent market, which began during the third quarter of 2005 internationally and is expected to continue to occur as early as the second half of 2007 in the U.S. In July 2005, Medtronic, Inc. received approval from European regulators to begin commercial sales of its Endeavor® drug-eluting stent system in the European market. As a result of Abbott’s acquisition of Guidant’s drug-eluting stent portfolio, Abbott sells its XIENCE™ V everolimus-eluting stent system in competition with us in certain international markets. In addition, Conor Medsystems, Inc., which was recently acquired by Johnson & Johnson, sells its CoStar® paclitaxel-eluting stent system in competition with us in certain international markets.

The manufacture of our TAXUS® coronary stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand, as well as disruptions associated with our TAXUS® stent manufacturing process, may impact our inventory levels. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, which may adversely impact our results from operations. We share with Abbott rights to Guidant’s XIENCE™ V everolimus-eluting stent program. As a result, delays in receipt of regulatory approvals for the XIENCE™ V everolimus-eluting stent system, receipt of insufficient quantities of the PROMUS everolimus-eluting stent from Abbott or material nonacceptance of these stents in the marketplace could adversely affect our results from operations, as well as our ability to effectively differentiate ourselves from our competitors in the drug-eluting stent market as the leading company with two drug-eluting stent programs.

The worldwide CRM market growth rates declined during 2006 and if the CRM market does not recover, our results of operation and financial condition may be adversely impacted.

During 2005 and 2006, the operating and financial performance of our CRM business has been adversely impacted by various implantable defibrillator and pacemaker system field actions in the industry and a corresponding reduction in CRM market growth rates. We believe that field actions in the industry contributed to our CRM division having a lower market share for implantable defibrillator and pacemaker systems for 2006 as compared to 2005. The worldwide CRM market growth rate, including the U.S. defibrillator market growth rate, declined during the first three quarters of 2006; these growth levels are below those experienced in recent years. The U.S. defibrillator market represents approximately half of the worldwide CRM market. There can be no assurance that the CRM market will return to its historical growth rate

[Table of Contents]
or that we will be able to regain CRM market share or increase net sales in a timely manner, if at all.

Because we derive a significant amount of our revenues from our cardiovascular business, changes in market or regulatory conditions that impact that business or our inability to develop non-cardiovascular products, could have a material adverse effect on our business, financial condition or results of operation.

During 2006, approximately 80 percent of our net sales were derived from our cardiovascular business, which includes our interventional cardiology, cardiac rhythm management and cardiovascular divisions. As a result, our sales growth and profitability from our cardiovascular business may be limited by risks and uncertainties related to market or regulatory conditions that impact that business.  For example, if the worldwide CRM market and the U.S. ICD market do not return to their historical growth rates or we are unable to regain CRM market share or increase CRM net sales, it may adversely affect our business, financial condition or results of operation.  Coronary stent revenue represented approximately 32 percent of our consolidated net sales for 2006.  If the decline in U.S. drug-eluting stent market penetration attributable to concerns regarding the risk of late stent thrombosis following the use of drug-eluting stents or the declines in device utilization per procedure and overall percutaneous coronary intervention volumes continue, there can be no assurance that the drug-eluting stent market will recover to previous levels which may have a material adverse effect on our business.  Similarly, our inability to develop products and technologies successfully in addition to our drug-eluting stent and cardiac rhythm management technologies could further expose us to fluctuations and uncertainties in these markets.

We may be unable to resolve issues related to our warning letters in a timely manner, which could delay the production and sale of our products and have an adverse impact on our business, financial condition and results of operation.

We are currently taking remedial action in response to certain deficiencies of our quality systems as cited by the FDA in its warning letters to us. For example, on January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval (PMA) applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. If we are unable to resolve the issues raised by the FDA in its warning letters to the satisfaction of the FDA on a timely basis, we may not be able to launch our new class III devices as planned, including our Taxus® Liberté™ drug-eluting stent system in the United States, which may weaken our competitive position in the markets in which we participate.

In addition, in December 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter followed an inspection by the FDA that was completed on September 1, 2005 and cited a number of observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this follow-up letter, until the identified deficiencies have been corrected, the FDA may not grant requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the deficiencies described are reasonably related. The FDA conducted a further inspection of the CRM facility between December 15, 2005 and February 9, 2006 and made one additional inspectional observation. The FDA has concluded its reinspection of our CRM facilities. We may be required to take additional actions in order to comply with any FDA observations that we may receive.

We may face enforcement actions in connection with these FDA warning letters, including injunctive relief, consent decrees or civil fines. While we are working with the FDA to resolve these issues, this work has required and will continue to require the dedication of significant incremental internal and external resources and has resulted in adjustments to the product launch schedules of certain products and the decision to discontinue certain other product lines over time. There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. In addition, if our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts and the FDA may take further regulatory actions against us including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products, assessing civil monetary penalties or imposing a consent decree on us, which could result in further regulatory constraints, including the governance of our quality system by a third party. If we or our manufacturers fail to adhere to QSR or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could in turn have a material adverse effect on our financial condition or results of operations.

[Table of Contents]
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

Countries around the world have recently adopted more stringent regulatory requirements that are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances from the FDA for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn.

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

As a device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with the FDA’s Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is

[Table of Contents]
rigorously monitored through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

Pending and future intellectual property litigation could be costly and disruptive to us.

We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, and if we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

We may not effectively be able to protect our intellectual property rights which could have an adverse effect on our business, financial condition or results of operations.

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

Several third parties have asserted that our current and former stent systems or other products infringe patents owned or licensed by them. Adverse outcomes in one or more of these proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products. In addition, damage awards related to historical sales could be material. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us.

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

[Table of Contents]
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

Pending and future product liability claims and other litigation, including private securities litigation, shareholder derivative suits and contract litigation, may adversely affect our business, reputation and ability to attract and retain customers.

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

We are currently the subject of numerous product liability claims and other litigation, including private securities litigation and shareholder derivative suits including, but not limited to, the claims and litigation described under Item 3. Legal Proceedings. In connection with our acquisition of Guidant, the number of product liability claims and other legal proceedings filed against us, including private securities litigation and shareholder derivative suits, significantly increased. We are currently involved in litigation involving a contract dispute with certain former shareholders of Advanced Bionics Corporation, one of our subsidiaries. The outcome of this litigation could prevent us from operating the Advanced Bionics business in the manner that we expected at the time of acquisition.

The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential loss relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are substantially self-insured with respect to general, product liability claims and securities litigation. As a result of economic factors currently impacting the insurance industry, meaningful product liability and

[Table of Contents]
securities litigation insurance coverage has become unavailable due to its economically prohibitive cost. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

We may not be successful in our strategic acquisitions of, investments in or alliances with, other companies and businesses, which have been a significant source of historical growth for us.

Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future. These acquisitions, investments and alliances have been significant sources of growth for us. The success of any acquisition, investment or alliance that we may undertake will depend on a number of factors, including:

•  our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•  our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•  whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

•  the strength of the other companies’ underlying technology and ability to execute;

•  intellectual property and litigation related to these technologies; and

•  our ability to successfully integrate the acquired company or business with our existing business, including the ability to adequately fund acquired in-process research and development projects.

If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future.

We incurred substantial indebtedness in connection with our acquisition of Guidant and if we are unable to manage our debt levels and maintain our investment-grade credit ratings, it could have an adverse effect on our financial condition or results of operations.

We had outstanding borrowings of $8.9 billion at December 31, 2006, attributable in large part to our acquisition of Guidant. We will be required to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years. We are examining all of our operations in order to identify cost improvement measures that will better align operating expenses with expected revenue levels and cash flow, and may decide to sell certain non-strategic assets or implement other strategic initiatives to generate proceeds that would be available for debt repayment. Certain of our debt agreements contain financial covenants that require us to maintain specified financial ratios. If we are unable to maintain these ratios, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders

[Table of Contents]
would grant such waivers on favorable terms or at all. While our credit ratings are currently investment grade, our Moody’s and S&P ratings outlooks are currently negative. Our inability to maintain our investment grade credit ratings could make it more expensive for us to borrow funds or issue debt securities in the public capital markets on terms reasonably acceptable to us.

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and divisions, particularly in our drug-eluting stent and CRM programs. We expect to launch our TAXUS® Liberté™ coronary stent system in the U.S., subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System and the Frontier™ CRM technology. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent and CRM markets may be adversely impacted.

Further, we expect to invest selectively in areas outside of drug-eluting stent and CRM technologies. There can be no assurance that these or other technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce funding of these projects may adversely impact the contribution of these technologies to our future growth.

As a part of the regulatory process of obtaining marketing clearance from the FDA for new products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals from the FDA, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.

The medical device market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors have historically included Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.). Through our acquisition of Guidant, Abbott has become a primary competitor of ours in the interventional cardiology market and St. Jude Medical, Inc. has become a competitor of ours in the CRM market and in the Neuromodulation market. In addition, we face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate only in a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products,

[Table of Contents]
processes or technologies, in particular in the drug-eluting stent and CRM markets, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

Because we derive a significant amount of our revenues from international operations and a significant percentage of our future growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

Sales outside the U.S. accounted for approximately 38 percent of our net sales in 2006. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our sales growth and profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, exchange rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, we are required to renew regulatory approvals and obtain exportation certificates to foreign governments in order to market our products in certain international jurisdictions, which may require additional testing and documentation. These approvals and certificates have been impacted by the FDA warning letters we have received. If sufficient resources are not available to renew these approvals or these approvals are not timely renewed, our ability to market our full line of existing products within these jurisdictions may be limited. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

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

[Table of Contents]
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

We rely on external manufacturers to supply us with materials and components used in our products and any disruption of such sources of supply could adversely impact our production efforts.

We vertically integrate operations where integration provides significant cost, supply or quality benefits. However, we purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single-sources due to quality considerations, costs or constraints resulting from regulatory requirements. We may not be able to establish additional or replacement suppliers for certain components or materials in a timely manner largely due to the complex nature of our and many of our suppliers’ manufacturing processes. Production issues, including capacity constraint; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition.

[Table of Contents]
ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2. PROPERTIES

Our world headquarters are located in Natick, Massachusetts. We have regional headquarters located in Tokyo, Japan and Paris, France. As of December 31, 2006, our manufacturing, research, distribution and other key facilities totaled more than 8,242,344 million square feet, of which more than 5,838,787 million square feet was owned by us and the balance is leased. As of December 31, 2006, our principal manufacturing and technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, New York, Utah, Washington, Puerto Rico, Ireland, Costa Rica and Japan, and our principal distribution centers were located in Massachusetts, The Netherlands and Japan. As of December 31, 2006, we maintained 37 manufacturing, distribution and technology centers, 25 in the U.S., one in Puerto Rico, five in Ireland, one in Costa Rica, two in The Netherlands and two in Japan. We also share a training facility in Brussels, Belgium with Abbott. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities.

(in square feet)	Total Space	Owned	Leased
Domestic	6,255,900	4,353,965	1,901,935
Foreign	1,986,444	1,484,822	501,622
Total	8,242,344	5,838,787	2,403,557

ITEM 3. LEGAL PROCEEDINGS

See Note J—Commitments and Contingencies to our 2006 consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange under the symbol “BSX.” Our annual CEO certification for the previous year has been submitted to the NYSE.

The following table shows the market range for our common stock for each of the last eight quarters based on reported sales prices on the New York Stock Exchange.

2006	High	Low
First Quarter	$26.48	$20.90
Second Quarter	23.30	16.65
Third Quarter	17.75	14.77
Fourth Quarter	17.18	14.65
2005
First Quarter	$35.19	$28.67
Second Quarter	30.80	27.00
Third Quarter	28.95	23.05
Fourth Quarter	27.33	22.95

We have not paid a cash dividend during the past two years. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.

At February 23, 2007, there were 13,832 record holders of our common stock.

The closing price of our common stock on February 23, 2007 was $17.12.

There were no shares repurchased under our share repurchase program in 2006. There are approximately 37 million shares available for repurchase under our share repurchase program.

Stock Performance Graph

The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on January 1, 2002, and that all dividends were reinvested.

[Table of Contents]
ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)

Year Ended December 31,	2006	2005	2004	2003	2002

Operating Data
Net sales	$7,821	$6,283	$5,624	$3,476	$2,919
Gross profit	5,614	4,897	4,332	2,515	2,049
Selling, general and administrative expenses	2,675	1,814	1,742	1,171	1,002
Research and development expenses	1,008	680	569	452	343
Royalty expense	231	227	195	54	36
Amortization expense	530	152	112	89	72
Litigation-related charges (credits), net		780	75	15	(99)
Purchased research and development	4,119	276	65	37	85
Total operating expenses	8,563	3,929	2,758	1,818	1,439
Operating (loss) income	(2,949)	968	1,574	697	610
Loss (income) before income taxes	(3,535)	891	1,494	643	549
Net (loss) income	(3,577)	628	1,062	472	373

Net (loss) income per common share — basic	$(2.81)	$0.76	$1.27	$0.57	$0.46
Net (loss) income per common share — assuming dilution	$(2.81)	$0.75	$1.24	$0.56	$0.45

Weighted average shares outstanding — assuming dilution	1,273.7	837.6	857.7	845.4	830.0

As of December 31,	2006	2005	2004	2003	2002

Balance Sheet Data
Cash, cash equivalents and marketable securities	$1,668	$848	$1,640	$752	$260
Working capital	2,271	1,152	684	487	285
Total assets	31,096	8,196	8,170	5,699	4,450
Borrowings (long-term and short-term)	8,902	2,020	2,367	1,725	935
Stockholders’ equity	15,298	4,282	4,025	2,862	2,467
Book value per common share	$10.37	$5.22	$4.82	$3.46	$3.00

On April 21, 2006, we consummated our acquisition of Guidant.  We consolidated Guidant’s operating results with those of Boston Scientific beginning on the date of acquisition.  See Note D - Business Combinations for further details regarding the transaction.

We paid a two-for-one stock split that was effected in the form of a 100 percent stock dividend on November 5, 2003. We have restated all historical amounts above to reflect the stock split.

See also the notes to our consolidated financial statements included in Item 8 below.

[Table of Contents]
ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. This mission is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.”

Our management’s discussion and analysis (MD&A) begins with an overview of the Guidant acquisition, which represents a transforming event for Boston Scientific. It then provides an executive summary that outlines our financial highlights during 2006 and identifies some key trends that impacted operating results during the year. We supplement this summary with an in-depth look at the major issues we believe are most relevant to our current and future prospects. Next is an examination of the material changes in our operating results for 2006 as compared to 2005 and our operating results for 2005 as compared to 2004. The discussion then provides an examination of liquidity, focusing primarily on material changes in our operating, investing and financing cash flows, as depicted in our consolidated statements of cash flows, and the trends underlying these changes. Finally, the MD&A provides information on our critical accounting policies.

Guidant Acquisition and Abbott Transaction

On April 21, 2006, we consummated our acquisition of Guidant Corporation for an aggregate purchase price of $28.4 billion, which represented a combination of cash, common stock and fully vested stock options. The purchase price net of cash acquired was approximately $21.7 billion. In conjunction with the acquisition, we acquired approximately $6.7 billion of cash, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories. With this acquisition, we have become a major provider in the more than $9 billion global Cardiac Rhythm Management (CRM) business, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. The acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapeutics.

Guidant makes a variety of implantable devices that can monitor the heart and deliver electricity to treat cardiac abnormalities, including tachycardia, heart failure and bradycardia. These devices include implantable cardioverter defibrillator systems (ICDs) and pacemaker systems. In addition, Guidant also makes cardiac surgery systems to perform cardiac surgical ablation, endoscopic vessel harvesting and clampless beating-heart bypass surgery.

Prior to our acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with Boston Scientific. This agreement gives us access to a second drug-eluting stent program, which will complement our existing TAXUS® stent system program. See Note D - Business Combinations to our

[Table of Contents]
2006 consolidated financial statements included in Item 8 of this Form 10-K for further details on the transaction.

We consolidated Guidant’s operating results with those of Boston Scientific beginning on the date of the acquisition, April 21, 2006. Since we have not restated our results retroactively to reflect the historical financial position or results of operations of Guidant, fluctuations in our operating results for 2006 are due primarily to the acquisition of Guidant. However, we have included supplemental pro forma financial information in Note D - Business Combinations to our 2006 consolidated financial statements included in Item 8 of this Form 10-K to give effect to the acquisition as though it had occurred at the beginning of 2006 and 2005.

Executive Summary

Our net sales in 2006 increased to $7.821 billion from $6.283 billion in 2005. Our reported net loss for 2006 was $3.577 billion, or $2.81 per diluted share, on approximately 1.274 billion weighted average shares outstanding as compared to net income of $628 million, or $0.75 per diluted share, on approximately 838 million weighted average shares outstanding in 2005. Our reported results included net after-tax charges primarily related to the acquisition of Guidant of $4.537 billion, or $3.55 per diluted share, in 2006 as compared to net after-tax charges of $894 million, or $1.07 per diluted share, in 2005.1  In addition, our cash provided by operating activities was $1.845 billion in 2006 as compared to $903 million in 2005.

The growth in net sales resulted largely from our acquisition of Guidant, which accounted for sales of $1.503 billion. The geographic mix of Guidant sales included $1.025 billion of U.S. and $478 million of international sales. The business mix of Guidant sales consisted of $1.371 billion of CRM net sales and $132 million of Cardiac Surgery net sales. Our CRM net sales were comprised of $988 million of ICDs and $383 million of pacemaker systems. On a pro forma basis, assuming a full year of results, CRM sales were $2.026 billion in 2006 as compared to $2.28 billion in 2005. The decline, on a pro forma basis, was a result of lower average market shares for the Guidant devices in 2006 relative to 2005. We believe the lower market share, as well as reduced market growth rates, was due primarily to previous field actions in the industry. However, during the fourth quarter of 2006, we experienced a 10 percent sequential increase in net sales from our CRM business and a 13 percent increase for U.S. ICD sales, which we believe is a sign that our market share has increased and the CRM market is stabilizing and will return to growth. We remain focused on our share recovery.

The increase in our sales as a result of the acquisition of Guidant was partially offset by a decrease in TAXUS stent system sales to $2.358 billion in 2006 from $2.556 billion in 2005. The geographic mix of TAXUS stent system sales in 2006 included $1.561 billion of U.S. and $797 million of international sales. In 2005, we had $1.763 billion of U.S. and $793 million of international sales. The decline in TAXUS sales during 2006 was attributable to a decrease in the U.S. market size due to recent uncertainty regarding the risk of late stent thrombosis following the use of drug-eluting stents and a decline in
_________________________
1    The 2006 net after-tax charges consisted of: $4.477 billion in expenses resulting from purchase accounting associated primarily with purchased research and development obtained as part of the Guidant acquisition and the step-up value of acquired Guidant inventory sold; $143 million in acquisition-related costs, including the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, a CRM technology offering charge and other business integration costs; a $31 million credit resulting primarily from the reversal of accrued contingent payments due to the cancellation of the abdominal aortic aneurysm (AAA) program that we obtained as part of the TriVascular, Inc. acquisition; $81 million in write-downs attributable to our investment portfolio; and a $133 million one-time tax benefit for the reversal of tax accruals previously established for offshore unremitted earnings. The 2005 net after-tax charges consisted of a $598 million litigation settlement with Medinol Ltd. and $267 million in purchased research and development attributable primarily to our 2005 acquisitions.

[Table of Contents]
average market shares in 2006 relative to 2005. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent. Exiting 2005, the percentage of drug-eluting stents used in U.S. interventional procedures were in the high 80 percent range, as compared to U.S. drug-eluting stent market penetration rates in the low 70 percent range exiting 2006. Our U.S. drug-eluting stent market share declined throughout the first three quarters of 2005, but has been stable during 2006 and we have maintained our market leadership position. We expect to launch our TAXUS Express2™ stent system in the Japan market, which we believe exceeds $500 million, in the second half of 2007 and our TAXUS Liberté™ stent system in the U.S., subject to regulatory approvals.

During 2006, our worldwide Endosurgery group sales increased to $1.346 billion from $1.228 billion in 2005, an increase of 10 percent. Further, our Neuromodulation division, formed following the June 2004 acquisition of Advanced Bionics Corporation, generated $234 million in net sales during 2006 as compared to $148 million in 2005, an increase of 58 percent.

Our gross profit, as a percentage of net sales, declined from 77.9 percent in 2005 to 71.8 percent in 2006 largely as a result of certain one-time purchase accounting adjustments associated with the Guidant acquisition. In addition, our gross profit declined by approximately 2.0 percentage points due to period expenses, including costs associated with Project Horizon, a corporate-wide cross-functional initiative to improve and harmonize our overall quality processes and systems. Our gross profit also declined by 0.8 percentage points due to shifts in our product sales mix toward lower margin products, including CRM products and lower sales of TAXUS stents in the U.S.

Our operating expenses, excluding purchased research and development and litigation-related charges, increased $1.571 billion to $4.444 billion in 2006 from $2.873 billion in 2005. Of this increase, $1.299 billion related to operating expenses associated with the Guidant business. In the second half of 2006, we maintained existing spending levels given our expectation that the CRM market and the drug-eluting stent market will recover over time and this infrastructure will be necessary to support future growth. In addition, we announced our plan to reallocate certain CRM resources, including those in the research and development and sales and marketing functions; to increase innovation, productivity and competitiveness; and to enhance our ability to deliver new products to physicians and their patients. This plan resulted in a reduction of our CRM workforce by approximately 500 to 600 employees during the first quarter of 2007. We intend to reinvest the bulk of the savings from the plan back into the CRM business to create a strong, competitive pipeline that will help grow revenue that, combined with expense controls, should lead to increased profitability. The reinvestment will include additional hiring within the research and development function where there were shortages of desired skills.

We continue to be focused on examining our operations in order to identify cost improvement measures and reallocate resources to support growth initiatives.

At December 31, 2006, we had total outstanding debt of $8.902 billion, related primarily to the Guidant acquisition, cash of $1.668 billion and working capital of $2.271 billion. We continued to generate strong operating cash flow during 2006. We expect to use a portion of our operating cash flow to reduce our outstanding debt obligations over the next several years; our first upcoming debt maturity is in April 2008 for $650 million.

[Table of Contents]
FDA Warning Letters

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval (PMA) applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. During 2005, in order to strengthen our corporate-wide quality controls, we launched Project Horizon, a corporate-wide cross-functional initiative to improve and harmonize our overall quality processes and systems. As part of Project Horizon, we have made modifications to our process validation and complaint management systems. Project Horizon has resulted in the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending. It also has resulted in adjustments to product launch schedules of certain products and the decision to discontinue certain other product lines over time.

In 2006, our Board of Directors created a Compliance and Quality Committee to monitor our compliance and quality initiatives. We believe we have identified solutions to the quality issues cited by the FDA, and we continue to make progress in transitioning our organization to implement those solutions. We communicate frequently and meet regularly with the FDA to apprise them of our progress. The FDA has communicated the need for us to complete substantially all remediation efforts before they will reinspect our facilities. We have engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We believe we will be ready for the third-party audit in the second quarter of 2007.

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record-keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter followed an inspection by the FDA that was completed on September 1, 2005 and cited a number of observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this follow-up letter, until we have corrected the identified deficiencies, the FDA may not grant requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the deficiencies described are reasonably related. The FDA conducted a further inspection of the CRM facility between December 15, 2005 and February 9, 2006 and made one additional inspectional observation. The FDA has concluded its reinspection of our CRM facilities. While we believe this reinspection went well, we may be required to take additional actions in order to comply with any FDA observations that we may receive.

Outlook

Guidant Acquisition

On April 21, 2006, we consummated our acquisition of Guidant. With this acquisition, we have become a major provider in the more than $9 billion global CRM business, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. The acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapeutics.

The integration of Guidant’s operations and product lines with Boston Scientific’s is complex and time-consuming, and the separation of the Guidant businesses required by the Abbott transaction adds complexity to the transition process. We have entered transition services agreements with Abbott, under which Abbott and Boston Scientific provide or make available to each other certain services, rights, properties and assets for a temporary period. Many of these transition services agreements expire during 2007. The failure to integrate Boston Scientific and Guidant successfully and to manage the challenges presented by the transition process effectively, including the retention of key Guidant personnel and the

[Table of Contents]
timely execution of activities under the transition services agreement, may reduce the anticipated potential benefits of the acquisition.

During 2007, we will continue to incur integration and restructuring costs as we integrate certain operations of Guidant. In January 2007, we announced our plan to reallocate certain CRM resources, including those in research and development as well as sales and marketing functions, to increase innovation, productivity and competitiveness, and to enhance our ability to deliver new products to physicians and their patients. This plan resulted in a reduction of our CRM workforce by approximately 500 to 600 employees during the first quarter of 2007. There can be no assurances that we will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, acquisition-related, integration and restructuring costs over time.

Net sales from our CRM and Cardiac Surgery businesses were $1.503 billion for 2006, including $1.371 billion of CRM sales and $132 million of Cardiac Surgery sales. On a pro forma basis, assuming a full year of results, CRM sales were $2.026 billion in 2006 as compared to $2.28 billion in 2005. The decline, on a pro forma basis, was a result of lower average market shares for the Guidant devices in 2006 relative to 2005. We believe the lower market share, as well as reduced market growth rates, was due primarily to previous field actions in the industry. These field actions included Guidant’s decision announced on June 24, 2005 to stop selling Guidant’s leading defibrillator systems temporarily, which were returned to the market beginning on August 2, 2005. In addition, on June 26, 2006, we announced that we were retrieving a specific subset of pacemakers, cardiac resynchronization therapy pacemakers and ICDs due to a supplier’s low-voltage capacitor not performing consistently. We believe that these field actions contributed to our CRM division having a lower market share for ICDs and pacemaker systems for 2006 as compared to 2005.

The worldwide CRM market growth rates, including the U.S. defibrillator market, declined during the first three quarters of 2006; these growth levels are below those experienced in recent years. The U.S. defibrillator market represents approximately half of the worldwide CRM market. During the fourth quarter of 2006, we experienced a 10 percent sequential increase in net sales from our CRM business and a 13 percent increase for U.S. ICD sales, which we believe is a sign that our market share has increased and the CRM market is stabilizing and will return to growth. We expect that growth rates in the worldwide CRM market, and the U.S. ICD market, will recover over several years. However, there can be no assurance that these markets will return to their historical growth rates or that we will be able to regain CRM market share or increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within this market include:
  future product recalls or new physician advisories by us or our competitors;
  our ability to resolve the issues identified in the CRM warning letter to the satisfaction of the FDA;
  variations in clinical results, reliability or product performance of our and our competitors’ products;
  our ability to retain our sales force and other key personnel;
  our ability to reestablish the trust and confidence of the implanting community, the referring community and prospective patients in our technology;
  delayed or limited regulatory approvals;

[Table of Contents]
  our ability to launch next-generation products and technology features in a timely manner, if at all;
  international economic and regulatory conditions;
  new competitive launches;
  unfavorable reimbursement policies;
  declines in average selling prices;
  the overall number of procedures performed; and
  the outcome of legal proceedings related to our CRM business.
We remain focused on our market share recovery and intend to accelerate recovery by regaining the trust and confidence of the implanting community, the referring community and prospective patients; continuing to improve our quality systems; investing in new technologies and clinical trials; retaining our sales force and other key personnel; continuing research and development productivity; and improving physician and patient communication. However, if these efforts are not successful, and the CRM market does not recover according to our expectations, or we are unable to regain market share and net sales on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

Coronary Stent Business

Coronary stent revenue represented approximately 32 percent of our consolidated net sales for 2006, as compared to 43 percent in 2005, primarily as a result of the Guidant acquisition. We estimate that the worldwide coronary stent market approximated $6 billion in 2006, and estimate that drug-eluting stents represented approximately 90 percent of the dollar value of the worldwide coronary stent market in 2006. The U.S. drug-eluting stent market for 2006 approximated $3 billion. Our U.S. TAXUS sales declined to $1.561 billion for 2006 as compared to $1.763 billion for 2005. Recent uncertainty regarding the risk of late stent thrombosis following the use of drug-eluting stents contributed to a decline in the U.S. stent market size. In addition to the decline in U.S. drug-eluting stent market penetration, device utilization per procedure and overall percutaneous coronary intervention volume has decreased likely due to market conservatism. We believe this conservatism is a temporary circumstance that, if alleviated, may lead to an increase in future procedural volume and usage of drug-eluting stents. In the fourth quarter of 2006, the FDA held a special advisory panel meeting to discuss drug-eluting stents. Members of the panel concluded that drug-eluting stents remain safe and effective when used as indicated, and that the benefits outweigh the risks. We believe that percutaneous coronary interventions, device utilization per procedure and drug-eluting stent penetration rates will increase in the future, and result in a market recovery; however, there can be no assurance that this will happen or that the market will recover to previous levels. We expect that our U.S. drug-eluting stent sales in 2007 may be below those experienced in 2006.

During 2006, our international TAXUS stent system net sales remained consistent with 2005. Drug-eluting stent penetration rates increased during the first half of 2006, and remained relatively flat throughout the second half of 2006 and exiting 2006, the effect of which offset declines in our market share associated with several competitive launches of new drug-eluting stent products in our Europe and Inter-Continental markets. We expect competitive launches in these geographies to continue to put pressure on our market share and average selling prices in 2007. In addition, we expect that drug-eluting stent penetration rates will remain relatively consistent in our Europe and Inter-Continental markets during 2007 due primarily to concerns regarding the risk of late stent thrombosis. Subject to regulatory

[Table of Contents]
approval, we expect to launch our TAXUS Express 2 stent system in Japan during the second half of 2007, where we estimate a drug-eluting stent market size exceeding $500 million.

Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market.

However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:
  the results of our TAXUS clinical trials;
  the performance benefits of our current technology;
  the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;
  our overall market leadership in interventional medicine and our sizeable interventional cardiology sales force;
  our significant investments in our sales, clinical, marketing and manufacturing capabilities; and
  our second drug-eluting stent platform obtained as a result of our Guidant acquisition.
However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:
  continued concerns regarding the risk of late stent thrombosis;
  the entry of additional competitors in international markets and the U.S.;
  continued physician and patient confidence in our technology and attitudes toward drug-eluting stents;
  our ability to resolve the issues identified in the current legacy Boston Scientific corporate warning letter to the satisfaction of the FDA;
  declines in the average selling prices of drug-eluting stent systems;
  variations in clinical results or product performance of our and our competitors’ products;
  delayed or limited regulatory approvals;
  the overall number of procedures performed;
  unfavorable reimbursement policies;

[Table of Contents]
  intellectual property litigation;
  the average number of stents used per procedure;
  our ability to maintain and expand indications for use;
  our ability to launch next-generation products and technology features;
  the international adoption rate of drug-eluting stent technology;
  international economic and regulatory conditions; and
  the level of supply of our drug-eluting stent systems and competitive stent systems.
The TAXUS drug-eluting stent system is currently one of only two drug-eluting products in the U.S. market. Our share of the drug-eluting stent market, as well as unit prices, may be adversely impacted as additional significant competitors enter the drug-eluting stent market, which could occur as early as the second half of 2007 in the U.S.

Prior to our acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with Boston Scientific, including the XIENCE™ V everolimus-eluting coronary stent system. In October of 2006, we received CE mark approval to begin marketing the PROMUS™ stent system, which is a private-labeled XIENCE V drug-eluting coronary stent system supplied to us by Abbott. During the fourth quarter of 2006, we initiated a limited launch of the PROMUS stent system in certain European countries. We expect to launch the PROMUS stent system in certain Inter-Continental countries in the second quarter of 2007 and in the U.S. in 2008, subject to regulatory approval. Under the terms of our supply arrangement with Abbott, the profit margin of a PROMUS stent system will be significantly lower than our TAXUS drug-eluting stent. Therefore, the mix of PROMUS stent system revenue relative to our total drug-eluting stent revenue could have a negative impact on our overall profitability as a percentage of revenue. In addition, we will incur incremental costs and expend incremental resources in order to develop and commercialize products utilizing the Guidant drug-eluting stent system technology and to support the launch of our internally manufactured everolimus-eluting stent system in the future, which we expect will have profit margins more comparable to our TAXUS stent system.

Regulatory Compliance

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities. During 2005, in order to strengthen our corporate-wide quality controls, we launched Project Horizon, which has resulted in the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending. It also has resulted in adjustments to product launch schedules of certain products and the decision to discontinue certain other product lines over time. See the FDA Warning Letters section above for further information regarding the FDA warning letters.

There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. Our inability to resolve these issues in a timely manner may further delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent, which may weaken our competitive position in the markets in which we participate. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory,

[Table of Contents]
obtaining a court injunction against further marketing of our products, issuing a consent decree or assessing civil monetary penalties.

Intellectual Property Litigation

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our existing competitors, including Johnson & Johnson and Medtronic, Inc. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the market. See Note J - Commitments and Contingencies to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for a description of these legal proceedings.

Innovation

Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. As a result of our agreement with Abbott, we now have access to a second drug-eluting stent program, which will complement our existing TAXUS stent system program. We expect to continue to invest in our paclitaxel drug-eluting stent program, along with our internally manufactured everolimus-eluting stent program, to continue to sustain our worldwide drug-eluting stent market leadership position. During 2007, we expect to incur incremental capital expenditures and research and development expenses as a result of our dual drug-eluting stent program. We successfully launched our next-generation drug-eluting stent product, the TAXUS Liberté stent system, during 2005 in our Europe and Inter-Continental markets. We expect to launch our TAXUS Liberté stent system in the U.S., subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System, which is technology that enables physicians to monitor device performance remotely while patients remain in their homes, and the Frontier™ CRM technology, our next-generation pulse generator platform. In October 2006, the FDA approved expansion of our LATITUDE System to be used for remote monitoring in certain existing ICDs and cardiac resynchronization defibrillators. We also expect to invest selectively in areas outside of drug-eluting stent and CRM technologies. There can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.

Our acquisitions and alliances are intended to expand further our ability to offer our customers effective, high-quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate acquired businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. Potential future acquisitions, including companies with whom we currently have strategic alliances or options to purchase, or the fulfillment of our contingent consideration obligations may be dilutive to our earnings and may require additional debt or equity financing, depending on their size and nature. Further, in connection with these acquisitions and other strategic alliances, we have acquired numerous in-process research and development projects. As we continue to undertake strategic growth initiatives, it is reasonable to assume that we will acquire additional in-process research and development projects.

In addition, we have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments and often give us the option to acquire the other company or assets of the other company in the future. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. The success of these alliances is an element of our growth strategy and we will continue to seek

[Table of Contents]
market opportunities and growth through selective strategic alliances and acquisitions. However, the full benefit of these alliances is often dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

Even though we believe that the drug-eluting stent market and CRM market will recover above existing levels, there can be no assurance to the timing or extent of this recovery. In 2007, we will continue to reprioritize our internal research and development project portfolio and our external investment portfolio primarily based on expectations of future market growth. This reprioritization may result in our decision to sell, discontinue, write-down, or otherwise reduce the funding of certain projects, operations, investments or assets. Any proceeds from sales, or any increases in operating cash flows, resulting from such management actions may be used to reduce debt or may be reinvested in other research and development projects or other operational initiatives.

Reimbursement and Funding

Our products are purchased by hospitals, doctors and other healthcare providers who are reimbursed by third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed-care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on assessment criteria as determined by the third-party payor. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. There is no way of predicting the outcome of reimbursement decisions, or their impact on our operating results. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.

International Markets

International markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. Our sales growth and profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

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

[Table of Contents]
Results of Operations

Net Sales

The following table provides our net sales by region and the relative change on an as reported and constant currency basis:
				2006 versus 2005		2005 versus 2004
(in millions)	2006	2005	2004	As Reported Currency Basis	Constant Currency Basis	As Reported Currency Basis	Constant Currency Basis

United States	$4,840	$3,852	$3,502	26%	26%	10%	10%

Europe	1,574	1,161	994	36%	34%	17%	17%
Japan	594	579	613	3%	8%	(6%)	(4%)
Inter-Continental	813	691	515	18%	16%	34%	28%
International	2,981	2,431	2,122	23%	22%	15%	13%

Worldwide	$7,821	$6,283	$5,624	24%	24%	12%	11%

The following table provides our worldwide net sales by division and the relative change on an as reported basis:
(in millions)	2006	2005	2004	2006 versus 2005	2005 versus 2004

Interventional Cardiology	$3,612	$3,783	$3,451	(5%)	10%
Peripheral Interventions/ Vascular Surgery	666	715	656	(7%)	9%
Electrophysiology	134	132	130	2%	2%
Neurovascular	326	277	253	18%	9%
Cardiac Surgery	132	N/A	N/A	N/A	N/A
Cardiac Rhythm Management	1,371	N/A	N/A	N/A	N/A
Cardiovascular	6,241	4,907	4,490	27%	9%

Oncology	221	207	186	7%	11%
Endoscopy	754	697	641	8%	9%
Urology	371	324	261	15%	24%
Endosurgery	1,346	1,228	1,088	10%	13%

Neuromodulation	234	148	46	58%	222%

Worldwide	$7,821	$6,283	$5,624	24%	12%

We manage our international operating regions and divisions on a constant currency basis, while market risk from currency exchange rate changes is managed at the corporate level. The relative change on a constant currency basis by division approximated the change on an as reported basis. To calculate regional and divisional revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant currency exchange rates.

[Table of Contents]
U.S. Net Sales

In 2006, our U.S. net sales increased by $988 million, or 26 percent, as compared to 2005. The increase is related primarily to the inclusion of $1.025 billion of U.S. net sales from our new CRM and Cardiac Surgery divisions. In addition, we experienced increases in our U.S. net sales related to sales growth of $83 million from our Endosurgery group and $75 million from our Neuromodulation division. Offsetting this increase were declines in our U.S. net sales of TAXUS coronary stent systems to $1.561 billion for 2006 as compared to $1.763 billion for 2005 and sales decreases of approximately $70 million in 2006 as compared to 2005 due to the expiration during the first quarter of 2006 of our agreement to distribute certain third-party guidewire and sheath products. The decline in TAXUS sales was due principally to a decrease in the U.S. drug-eluting stent market size and a decline in average TAXUS market share in 2006 relative to 2005. The drug-eluting stent market decline was due to recent uncertainty regarding the risk of late stent thrombosis following the use of drug-eluting stents, which resulted in conservative usage by physicians. The overall size of the U.S. drug-eluting stent market is driven primarily by the number of percutaneous coronary interventional procedures performed; the number of devices used per procedure; the drug-eluting stent penetration rate or mix between bare metal and drug-eluting stents across procedures; and average drug-eluting stent selling prices. The primary reason for the decline in the U.S. drug-eluting stent market size was lower penetration rates in 2006 relative to 2005. Exiting 2005, the percentage of drug-eluting stents used in U.S. interventional procedures were in the high 80 percent range, as compared to U.S. drug-eluting stent market penetration rates in the low 70 percent range exiting 2006. The drug-eluting stent market also declined due to decreases in the number of devices used per procedure and slight reductions in average selling prices. Our drug-eluting stent market share declined throughout the first three quarters of 2005, but has been stable during 2006. See the Outlook section for a more detailed discussion of the drug-eluting stent market and our position within that market.

In 2005, our U.S. net sales increased by $350 million, or 10 percent, as compared to 2004. The increase resulted largely from a full year of TAXUS stent system sales, which we launched in March 2004. U.S. TAXUS stent system sales for 2005 were $1.763 billion as compared to $1.57 billion for 2004, offset by a reduction in market share compared to the prior year. The remainder of the increase in our U.S. net sales related to sales growth of $83 million from our Endosurgery group and $75 million from our Neuromodulation division.

International Net Sales

In 2006, our international net sales increased by $550 million, or 23 percent, as compared to 2005. The increase related primarily to the inclusion of $478 million of international net sales from our new CRM and Cardiac Surgery divisions. The remainder of the increase in our revenue in these markets was due to growth in various product franchises, including $35 million in net sales from our Endosurgery group and $27 million in sales growth from our Neurovascular division. TAXUS stent system sales in our Europe and Inter-Continental markets were $797 million in 2006 as compared to $793 million in 2005. TAXUS stent system sales were favorably impacted by drug-eluting stent penetration rates in these markets. The drug-eluting stent penetration rates increased during the first half of 2006, and remained relatively flat throughout the second half of 2006 and exiting 2006. Market share declines associated with several competitors having launched new drug-eluting stent products in these markets offset the favorable impact of increased penetration rates.

In 2006, our legacy Boston Scientific net sales in Japan, excluding the impact of currency fluctuations, were relatively consistent with the prior year. Due to the timing of regulatory approval for our TAXUS stent system and government-mandated pricing reductions for other products, we do not expect significant revenue growth in our legacy Japan business until we launch our TAXUS Express2 stent system in Japan,

[Table of Contents]
which we expect to occur during the second half of 2007. Japan net sales for 2006 included $62 million from CRM and Cardiac Surgery products.

In 2005, our international net sales increased by $309 million, or 15 percent, as compared to 2004. The increase related primarily to sales growth of our TAXUS stent system by $220 million, or 38 percent, in our Europe and Inter-Continental markets. This increase in TAXUS stent system sales in these markets was primarily the result of increased market penetration rates, as well as the successful launch of our TAXUS Liberté stent system during 2005. The remainder of the increase in our revenue in these markets was due to growth in various product franchises, including $57 million in incremental sales from our Endosurgery group and $27 million in sales growth from our Neuromodulation division.

Gross Profit

The following table provides a summary of our gross profit:

	2006		2005		2004
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Gross profit	5,614	71.8	4,897	77.9	4,332	77.0

In 2006, our gross profit, as a percentage of net sales, decreased by 6.1 percentage points as compared to 2005. Our gross profit for 2006 decreased as a percentage of net sales by 3.8 percentage points as compared to 2005 due to costs associated with Guidant, including $267 million in step-up value of acquired Guidant inventory sold during the period and a $31 million charge associated with making our LATITUDE Patient Management System available to many of our existing CRM patients without additional charge. In connection with the accounting for the Guidant acquisition, we wrote up inventory acquired from manufacturing cost to fair value. As of December 31, 2006, we had no inventory step-up value remaining in inventory. In addition, our gross profit for 2006 decreased as a percentage of net sales by approximately 2.0 percentage points as compared to 2005 due to period expenses, including costs associated with Project Horizon and certain inventory charges. Shifts in our product sales mix toward lower margin products, including CRM products and lower sales of TAXUS stents in the U.S., decreased our gross profit as a percentage of net sales by 0.8 percentage points. These decreases were offset by a 0.8 percentage point increase due to the favorable change in currency exchange rates on our gross profit.

In 2005, our gross profit, as a percentage of net sales, increased by 0.9 percentage points as compared to 2004. Our 2004 gross profit decreased by approximately 1.0 percentage points due to $57 million in inventory write-downs, including a $43 million write-down attributable to recalls of certain of our coronary stent systems and a $14 million write-down of TAXUS stent inventory due to shelf-life dating. In addition, shifts in our product sales mix toward higher margin products, primarily TAXUS stents, increased our gross profit as a percentage of net sales by 0.6 percentage points. Our gross profit for 2005 was reduced as a percentage of net sales by 0.9 percentage points related to period expenses, including manufacturing start-up costs primarily associated with our TAXUS Liberté stent system and increased investment in quality initiatives. The remaining fluctuation in gross profit as a percentage of net sales primarily related to the favorable change in currency exchange rates.

Operating Expenses

Our operating expenses, excluding purchased research and development and litigation-related charges, increased $1.571 billion to $4.444 billion in 2006 from $2.873 billion in 2005. Of this increase, $1.299 billion related to operating expenses associated with the Guidant business. The significant increase in

[Table of Contents]
each of our operating expense categories is primarily a result of Guidant operating expenses. The following table provides a summary of our operating expenses, excluding purchased research and development and litigation-related charges:
	2006		2005		2004
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	2,675	34.2	1,814	28.9	1,742	31.0
Research and development expenses	1,008	12.9	680	10.8	569	10.1
Royalty expense	231	3.0	227	3.6	195	3.5
Amortization expense	530	6.8	152	2.4	112	2.0

Selling, General and Administrative (SG&A) Expenses

In 2006, our SG&A expenses increased by $861 million, or 47 percent, as compared to 2005. As a percentage of our net sales, SG&A expenses increased to 34.2 percent in 2006 from 28.9 percent for the same period in the prior year. The increase in our SG&A expenses related primarily to: $670 million in expenditures associated with Guidant; $65 million of acquisition-related costs associated primarily with certain Guidant integration and retention programs; increases of $63 million due primarily to increased headcount attributable to the expansion of our sales force within our international regions and Neuromodulation division; and $55 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R), Share-Based Payment. See the Critical Accounting Policies section and Note L - Stock Ownership Plans for a more detailed discussion of Statement No. 123(R). SG&A expenses for 2005 included $21 million in costs related to certain business optimization initiatives and $17 million in costs related to certain retirement benefits.

In 2005, our SG&A expenses increased by $72 million, or four percent, as compared to 2004. The increase primarily related to: approximately $100 million in increased headcount and higher compensation expense mainly attributable to the expansion of the sales force within our Interventional Cardiology business unit and Endosurgery group and costs related to market development initiatives; $75 million in incremental operating expenses associated with our 2004 and 2005 acquisitions, primarily Advanced Bionics; $21 million in costs related to certain business optimization initiatives; $19 million in stock-based compensation expense associated primarily with the issuance of deferred stock units in 2005; and $17 million in costs related to certain retirement benefits. Certain charges incurred in 2004 partially offset these increases, including a $110 million enhancement to our 401(k) Plan, and a $90 million non-cash charge resulting from certain modifications to our stock option plans. As a percentage of our net sales, SG&A expenses decreased to 28.9 percent in 2005 from 31.0 percent in 2004 primarily due to the increase in our net sales in 2005.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. In 2006, our R&D expenses increased by $328 million, or 48 percent, as compared to 2005. As a percentage of our net sales, R&D expenses increased to 12.9 percent in 2006 from 10.8 percent in 2005. The increase primarily related to: the inclusion of $270 million in expenditures associated with Guidant; approximately $30 million in costs related to the cancellation of the TriVascular AAA program; $24 million of stock-based compensation expense associated with the adoption of Statement No. 123(R); and $13 million of acquisition-related costs associated with certain Guidant

[Table of Contents]
integration and retention programs. See the Purchased Research and Development section for further discussion regarding the cancellation of our TriVascular AAA stent-graft program.

In 2005, our R&D expenses increased by $111 million, or 20 percent, as compared to 2004. As a percentage of net sales, R&D expenses increased to 10.8 percent in 2005 from 10.1 percent in 2004. The increase related primarily to an increased investment of approximately $60 million in incremental R&D expense attributable to our 2004 and 2005 acquisitions, primarily Advanced Bionics and TriVascular. In addition, we increased spending on internal R&D projects within our Endosurgery group by $25 million.

Royalty Expense

In 2006, our royalty expense increased by $4 million, or 2 percent, as compared to 2005. The increase was due to $25 million of royalty expense associated with the CRM and Cardiac Surgery products that we acquired as part of the Guidant acquisition. This increase was offset by a decrease in royalty expense attributable to sales of our TAXUS stent system by $20 million to $153 million for 2006 as compared to the prior year due primarily to lower sales volume. As a percentage of net sales, royalty expense decreased to 3.0 percent in 2006 from 3.6 percent in 2005. This decrease was primarily a result of the inclusion of net sales from our new CRM and Cardiac Surgery products, which on average have a lower royalty cost relative to legacy Boston Scientific net sales.

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

Amortization Expense

In 2006, our amortization expense increased by $378 million, or 249 percent, as compared to 2005. As a percentage of our net sales, amortization expense increased to 6.8 percent in 2006 from 2.4 percent in 2005. The increase in our amortization expense related primarily to: $334 million of amortization of intangible assets obtained as part of the Guidant acquisition; $23 million for the write-off of intangible assets due to the cancellation of the TriVascular AAA program; $21 million for the write-off of the intangible assets associated with developed technology obtained as part of our 2005 acquisition of Rubicon Medical Corporation; and $12 million for the write-off of the intangible assets associated with our Real-time Position Management System (RPM) technology, a discontinued technology platform obtained as part of our acquisition of Cardiac Pathways Corporation. The write-off of the RPM intangible assets resulted from our decision to cease investment in the technology. The write-off of the Rubicon developed technology resulted from our decision to redesign the first generation of the technology and concentrate resources on the development and commercialization of the next-generation product. We do not expect these program cancellations and related write-offs to impact our future operations or cash flows materially. Amortization expense for 2005 included a $10 million write-off of intangible assets related to our Enteryx® Liquid Polymer Technology, a discontinued technology platform obtained as a part of our acquisition of Enteric Medical Technologies, Inc.. The write-off resulted from our decision during 2005 to cease selling the Enteryx product.

In 2005, our amortization expense increased by $40 million, or 36 percent, as compared to 2004. As a percentage of our net sales, amortization expense increased to 2.4 percent in 2005 from 2.0 percent in 2004. The increase in our amortization expense was due primarily to $25 million in incremental amortization expense from the intangible assets obtained in conjunction with our 2004 and 2005

[Table of Contents]
acquisitions, primarily Advanced Bionics. In addition, amortization expense included a $10 million write-off of intangible assets related to Enteryx.

Interest Expense

Our interest expense increased to $435 million in 2006 as compared to $90 million in 2005. The increase in our interest expense related primarily to an increase in our average debt levels used to finance the Guidant acquisition, as well as an increase in our weighted-average borrowing cost. Our average debt levels for 2006 increased to approximately $7.2 billion as compared to approximately $2.4 billion for 2005. Our weighted-average borrowing cost for 2006 increased to 6.1 percent from 3.8 percent for 2005. At December 31, 2006, $5.886 billion, or 81 percent, of our approximately $7.234 billion in outstanding net debt is at fixed interest rates.

Our interest expense increased to $90 million in 2005 from $64 million in 2004. The increase in 2005 as compared to 2004 related primarily to an increase in average market interest rates on our borrowings.

Fair Value Adjustment

During 2006, we recorded net expense of $95 million to reflect the change in fair value related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail at Note D- Business Combinations to our 2006 consolidated financial statements included in Item 8 of this Form 10-K. This sharing of proceeds feature is being marked-to-market through earnings based upon changes in our stock price, among other factors.

Other, net

Our other, net reflected expense of $56 million in 2006, income of $13 million in 2005 and expense of $16 million in 2004. Our other, net included investment write-downs of $121 million in 2006, $17 million in 2005 and $58 million in 2004, in each case attributable to an other-than-temporary decline in fair value of certain strategic alliances. These write-downs were partially offset by realized gains on investments of $9 million in 2006, $4 million in 2005 and $36 million in 2004. Our write-downs during 2006 included charges of $34 million associated with investment write-downs due primarily to the termination of a gene therapy trial being conducted by one of our portfolio companies. In addition, we recorded $27 million of investment write-downs related to one of our vascular sealing portfolio companies due to continued delays in its technology development and the resulting deterioration in its financial condition. The remaining investment write-downs were not individually significant. We do not expect these write-downs to impact our future operations or cash flows materially. In addition, our other, net included interest income of $67 million in 2006, $36 million in 2005 and $20 million in 2004. Our interest income increased in 2006 as compared to 2005 due primarily to increases in our cash and cash equivalents balances and increases in average market interest rates. Our interest income in 2005 increased as compared to 2004 due to increases in average market interest rates.

[Table of Contents]
Tax Rate

The following table provides a summary of our reported tax rate:

				Percentage Point Increase (Decrease)
	2006	2005	2004	2006 versus 2005	2005 versus 2004
Reported tax rate	1.2%	29.5%	28.9%	(28.3)	0.6
Impact of certain charges	(20.2%)	5.5%	4.9%	(25.7)	0.6

In 2006, the decrease in our reported tax rate as compared to 2005 related primarily to the impact of certain charges during 2006 that are taxed at different rates than our effective tax rate. These charges include: purchased research and development; asset write-downs; reversal of taxes associated with unremitted earnings; and tax gain on the sale of intangible assets.

As of December 31, 2005, we had recorded a $133 million deferred tax liability for unremitted earnings of certain foreign subsidiaries that we had anticipated repatriating in the foreseeable future. During 2006, we made a significant acquisition that, when combined with certain changes in business conditions subsequent to the acquisition, resulted in a reevaluation of this liability. We have determined that we will not repatriate these earnings in the foreseeable future and, instead, we will indefinitely reinvest these earnings in foreign operations to repay debt obligations associated with the acquisition. As a result, we reversed the deferred tax liability and reduced income tax expense by $133 million in 2006.

We currently estimate that our 2007 effective tax rate, excluding certain charges, will be approximately 21 percent due primarily to our intention to reinvest offshore substantially all of our offshore earnings. However, acquisitions or dispositions in 2007 and geographic changes in the manufacture of our products may positively or negatively impact our effective tax rate.

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

Litigation-Related Charges

In 2005, we recorded a $780 million pre-tax charge associated with the Medinol litigation settlement. On September 21, 2005, we reached a settlement with Medinol resolving certain contract and patent infringement litigation. In conjunction with the settlement agreement, we paid $750 million in cash and cancelled our equity investment in Medinol.

In 2004, we recorded a $75 million provision for certain legal and regulatory matters, which included a civil settlement with the U.S. Department of Justice, which we paid in 2005.

See further discussion of our material legal proceedings in Item 3. Legal Proceedings above and Note J — Commitments and Contingencies to our 2006 consolidated financial statements included in Item 8 of this Form 10-K.

Purchased Research and Development

During 2006, we recorded $4.119 billion of purchased research and development. This amount included a charge of approximately $4.169 billion associated with the purchased research and development obtained

[Table of Contents]
in conjunction with the Guidant acquisition; a credit of approximately $67 million resulting primarily from the reversal of accrued contingent payments due to the cancellation of the TriVascular AAA program; and an expense of approximately $17 million resulting primarily from the application of equity method accounting for our investment in EndoTex Interventional Systems.

The $4.169 billion of purchased research and development associated with the Guidant acquisition consists primarily of approximately $3.26 billion for acquired CRM-related products and approximately $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes approximately $369 million that represents the estimated fair value of the potential milestone payments of up to $500 million that we may receive from Abbott upon receipt of certain regulatory approvals by the vascular intervention and endovascular solutions businesses it acquired from Guidant. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments is dependent on future research and development activity and regulatory approvals, and the asset has no alternative future use as of the acquisition date.

The most significant purchased research and development projects acquired from Guidant include the Frontier CRM technology and rights to the everolimus-eluting stent technology that we share with Abbott. The Frontier CRM technology represents Guidant’s next-generation pulse generator platform that will incorporate new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. We expect to leverage this platform across all CRM product lines to treat electrical dysfunction in the heart. We expect to launch various Frontier-based products commercially in the U.S. over the next 36 months, subject to regulatory approval. As of December 31, 2006, we estimate that the total costs to complete the Frontier CRM technology is between $150 million and $200 million. We expect material cash inflows from Frontier-based products to commence in 2008.

The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug-eluting stent technology we share with Abbott. In December 2006, we launched PROMUS, our first-generation everolimus-based stent, supplied by Abbott, in limited quantities in Europe. We expect to launch a first-generation everolimus-eluting stent, supplied by Abbott, in the U.S. in 2008, subject to regulatory approval. We expect to launch an internally manufactured next-generation everolimus-based stent in Europe in 2010 and in the U.S. in 2011. We expect that material net cash inflows (net of operating costs, including research and development costs to complete) from our internally manufactured everolimus-based drug-eluting stent will commence in 2010 or 2011, following its approval in Europe and in the U.S. As of December 31, 2006, we estimate that the cost to complete the next-generation everolimus-eluting stent technology project is between $200 million and $250 million. The in-process projects acquired in conjunction with the Guidant acquisition are generally progressing in line with our estimates as of the acquisition date.

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

The most significant 2005 purchased research and development projects included TriVascular’s AAA stent-graft and AST’s Petal™ bifurcation stent, which collectively represented 73 percent of our 2005

[Table of Contents]
purchased research and development. During the second quarter of 2006, management cancelled the TriVascular AAA stent-graft program. The program cancellation was due principally to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. We do not expect the program cancellation and related write-downs to impact our future operations or cash flows materially. The cancellation of the TriVascular AAA program resulted in the shutdown of our facility in Santa Rosa, California and the displacement of approximately 300 employees. During 2006, we recorded a charge to research and development expenses of approximately $20 million associated primarily with write-downs of fixed assets and a charge to research and development expenses of approximately $10 million associated with severance and related costs incurred in connection with the cancellation of the TriVascular AAA program. In addition, we recorded an impairment charge related to the remaining TriVascular intangible assets and reversed our accrual for contingent payments recorded in the initial purchase accounting. The effect of the write-off of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during the second quarter of 2006. We completed substantially the shutdown activities during the third quarter of 2006.

AST’s Petal bifurcation stent is designed to expand into the side vessel where a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We estimate the remaining cost to complete the Petal bifurcation stent to be between $100 million and $125 million. We expect material net cash inflows from the Petal bifurcation stent to begin in 2011, which is when we expect the stent to be commercially available in the U.S. in a drug-eluting configuration. The AST Petal bifurcation stent in-process project is generally progressing in line with our estimates as of the acquisition date.

In 2004, we recorded $65 million of purchased research and development. Our 2004 purchased research and development consisted primarily of $50 million relating to our acquisitions of Advanced Bionics and $14 million relating to our acquisition of Precision Vascular Systems, Inc. The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics’ bion® microstimulator and drug delivery pump, which collectively represented 77 percent of our 2004 acquired in-process projects’ value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions. We estimate the remaining cost to complete the bion microstimulator for migraine headaches to be approximately $35 million. We expect material net cash inflows from the bion microstimulator to commence in 2011, following its approval in the U.S., which we expect to occur in 2010. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. We estimate the remaining cost to complete the drug delivery pump to be between $50 million and $60 million. We continue to assess the pace and risk of development of the drug delivery pump, as well as general market opportunities for the pump, which may result in a delay in the timing of regulatory approval or lower potential market value. We currently expect material net cash inflows from the drug delivery pump to commence in 2012, following its approval in the U.S., which we expect to occur in 2011 or 2012. The estimated timing and costs to complete the bion microstimulator and the drug delivery pump have increased relative to what we estimated as of the acquisition date; however, we do not believe these increases will have a material impact on our results of operations or financial condition.

Liquidity and Capital Resources

The following tables provide a summary of key performance indicators that we use to assess our liquidity and operating performance:

[Table of Contents]

(in millions)	2006	2005	2004
Cash and cash equivalents	$1,668	$689	$1,296
Short-term marketable securities		159	344
Cash provided by operating activities	1,845	903	1,804
Cash used for investing activities	9,312	551	1,622
Cash provided by (used for) financing activities	8,439	(954)	439
EBITDA[2]	(2,273)	1,278	1,904

(in millions)	2006	2005
Short-term debt	$7	$156
Long-term debt	8,895	1,864
Gross debt	8,902	2,020
Less: cash, cash equivalents and marketable securities	1,668	848
Net debt	$7,234	$1,172

Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $4.715 billion in 2006, $1.112 billion in 2005 and $340 million in 2004; see the Executive Summary section for a description of these charges.

Operating Activities

Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. The increase in cash generated by our operating activities in 2006 as compared to 2005 is attributable primarily to significant one-time payments made during 2005, consisting of: an approximate $75 million settlement payment made to the Department of Justice; a one-time $110 million 401(k) contribution; a cash settlement with Medinol of $750 million; and tax payments, including those associated with the American Jobs Creation Act. Cash paid for income taxes and interest was $423 million in 2006 and $437 million in 2005. We expect to make approximately $400 million in tax payments during the first quarter of 2007 associated primarily with the gain on the sale of Guidant’s vascular intervention and endovascular solutions businesses to Abbott.
_____________________________
2  The following represents a reconciliation between EBITDA and net (loss) income:

(in millions)	2006	2005	2004
EBITDA	$(2,273)	$1,278	$1,904
Interest income	67	36	20
Interest expense	(435)	(90)	(64)
Income taxes	(42)	(263)	(432)
Stock-based compensation expense	(113)	(19)	(91)
Depreciation and amortization	(781)	(314)	(275)
Net (loss) income	$(3,577)	$628	$1,062

[Table of Contents]
Investing Activities

We made capital expenditures of $341 million in 2006 and 2005. Capital expenditures in 2006 included $107 million associated with our CRM and Cardiac Surgery divisions. Legacy Boston Scientific capital expenditures declined in 2006 compared to 2005 due to significant capital expenditures incurred in the prior year to enhance our manufacturing and distribution capabilities. We expect to incur capital expenditures of approximately $450 million during 2007, which includes a full year of capital expenditures for our CRM and Cardiac Surgery divisions; and capital expenditures to further upgrade our quality systems, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform, to facilitate the integration of Guidant and to support continuous growth in our business units, including our Neuromodulation division.

Our investing activities during 2006 included: $15.4 billion of cash payments for our acquisition of Guidant, including approximately $100 million associated with the buyout of options of certain former Guidant vascular intervention and endovascular solutions employees in connection with the sale of these businesses to Abbott, and approximately $800 million of direct acquisition costs; $6.7 billion of cash acquired from Guidant, including proceeds of $4.1 billion from Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; $397 million in contingent payments associated primarily with Advanced Bionics, CryoVascular and Smart Therapeutics, Inc.; and $65 million of net payments for strategic alliances with both privately held and publicly traded entities.

In January 2007, we acquired EndoTex, a developer of stents used in the treatment of stenotic lesions in the carotid arteries. In conjunction with the acquisition of EndoTex, we paid approximately $100 million, which included approximately five million shares of our common stock valued at approximately $90 million and cash of $10 million, in addition to our previous investments and notes issued of approximately $40 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones. We do not expect significant purchased research and development charges associated with this acquisition because EndoTex obtained FDA approval of its carotid stent system prior to acquisition.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs.

We had outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent as compared to outstanding borrowings of $2.02 billion at December 31, 2005 at a weighted average interest rate of 4.8 percent. During 2006, we received net proceeds from borrowings of $6.888 billion, which we used primarily to finance the cash portion of the Guidant acquisition. There were no amounts outstanding against our available credit lines of $2.35 billion at December 31, 2006.  See Note F - Borrowings and Credit Arrangements to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for specific details regarding our 2006 and 2005 debt transactions.

The debt maturity schedule for the significant components of our long-term debt as of December 31, 2006, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	Thereafter	Total
Term loan	$650	$650	$1,700	$2,000		$5,000
Abbott loan				900		900
Senior notes				850	$2,200	3,050
	$650	$650	$1,700	$3,750	$2,200	$8,950

[Table of Contents]
We expect to use a portion of our operating cash flow to reduce our outstanding debt obligations over the next several years. We will continue to examine all of our operations in order to identify cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives. In addition, we have the flexibility to sell certain non-strategic assets and implement other strategic initiatives, which may generate proceeds that would be available for debt repayment.

As of December 31, 2006, our credit ratings were BBB from Fitch Ratings; Baa3 from Moody’s Investor Service; and BBB from Standard & Poor’s Rating Services (S&P). These credit ratings are investment grade. The Moody’s and S&P ratings outlook is currently negative.

Our revolving credit facility and term loan agreement requires that we maintain a ratio of debt to pro forma EBITDA, as defined by the agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. The agreement also requires that we maintain a ratio of pro forma EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of December 31, 2006, we were in compliance with both of these debt covenants. Exiting 2006, our ratio of debt to pro forma EBITDA was 3.6 to 1.0 and the ratio of pro forma EBITDA to interest expense was 5.6 to 1.0. Any breach of these covenants would require that we obtain waivers from our lenders and there can be no assurance that our lenders would grant such waivers. Our inability to obtain any necessary waivers, or to obtain them on reasonable terms, could have a material adverse impact on our operations.

Equity

In March 2006, we filed a new public registration statement with the SEC. During the first quarter of 2006, we increased our authorized common stock from 1.2 billion shares to 2.0 billion shares in anticipation of our acquisition of Guidant, and issued approximately 577 million shares to former Guidant shareholders in conjunction with the acquisition. In April 2006, we issued approximately 65 million shares of our common stock under this registration statement to Abbott for $1.4 billion. See Note D- Business Combinations to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for further details on the Guidant acquisition and Abbott transaction.

During 2006, we received $145 million in proceeds from stock issuances related to our stock option and employee stock purchase plans as compared to $94 million in 2005. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the exercise and stock purchase patterns of employees.

We did not repurchase any of our common stock during 2006. We repurchased approximately 25 million shares of our common stock at an aggregate cost of $734 million in 2005, and 10 million shares of our common stock at an aggregate cost of $360 million in 2004. Since 1992, we have repurchased approximately 132 million shares of our common stock and we have approximately 12 million shares of our common stock held in treasury at year-end. Approximately 37 million shares remain under our previous share repurchase authorizations.

Contractual Obligations and Commitments

The following table provides a summary of certain information concerning our obligations and commitments to make future payments, which is in addition to our outstanding principal debt obligations as presented in the previous table. See Note D - Business Combinations, Note F - Borrowings and Credit Arrangements and Note H - Leases to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for additional information

[Table of Contents]
regarding our business combinations, debt obligations and lease arrangements. In accordance with U.S. GAAP, our consolidated balance sheets do not reflect the obligations below that relate to expenses incurred in future periods.

	Payments Due by Period
(in millions)	2007	2008	2009	2010	2011	Thereafter	Total
Operating leases	$61	$47	$24	$11	$5	$36	$184
Purchase obligations†	182	1	1	1			185
Minimum royalty obligations	3	3	3	1	1	6	17
Interest payments††	521	497	457	371	214	1,013	3,073
	$767	$548	$485	$384	$220	$1,055	$3,459

†	These obligations related primarily to inventory commitments and capital expenditures entered in the normal course of business.
††
Interest payment amounts related to the $5.0 billion five-year term loan are projected using market interest rates as of December 31, 2006. Future interest payments may differ from these projections based on changes in the market interest rates.

Certain of our business combinations involve the payment of contingent consideration. See Note D - Business Combinations to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our business combinations. Since it is not possible to estimate when, or even if, the acquired companies will reach their performance milestones or the amount of contingent consideration payable based on future revenues, the maximum contingent consideration has not been included in the table above. Additionally, we may consider satisfying these commitments by issuing our stock or refinancing the commitments with cash, including cash obtained through the sale of our stock.

Certain of our equity investments give us the option to acquire the company in the future or may require us to make payments that are contingent upon the company achieving certain product development targets or obtaining regulatory approvals. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies or be required to make these contingent payments, we have not included future potential payments relating to these equity investments in the table above.

At December 31, 2006, we had outstanding letters of credit and bank guarantees of approximately $90 million, which primarily consisted of financial lines of credit provided by banks and collateral for workers’ compensation programs. We enter these letters of credit and bank guarantees in the normal course of business. As of December 31, 2006, we have not drawn upon the letters of credit or guarantees. At this time, we do not believe we will be required to fund any amounts from the guarantees or letters of credit and, accordingly, we have not recognized a related liability in our financial statements as of December 31, 2006. Our letters of credit and bank guarantees were immaterial at December 31, 2005.

Critical Accounting Policies

We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting polices in Note A—Significant Accounting Policies to our 2006 consolidated financial statements included in Item 8 of this Form 10-K.

To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure

[Table of Contents]
of contingent assets and liabilities at the date of our financial statements and the reported amounts of our revenue and expenses during the reporting period. Our actual results may differ from these estimates.

We consider estimates to be critical (1) if we are required to make assumptions about material matters that are uncertain at the time of estimation or (2) if materially different, estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas that we consider critical:

Revenue Recognition

Our revenue consists primarily of the sale of single-use medical devices. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to customers, provided there are no remaining substantive performance obligations required of us or any matters requiring customer acceptance. For multiple-element arrangements, whereby the sale of devices is combined with future service obligations, we defer revenue on the undelivered elements based on verifiable objective evidence of fair value.

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. In addition, we may allow customers to return previously purchased products for next-generation product offerings. We establish a reserve for sales returns when the initial product is sold. We base our estimate for sales returns upon contractual commitments and historical trends and recorded such amount as a reduction to revenue.

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

Inventory Reserves

We base our provisions for excess, obsolete or expired inventory primarily on our estimates of forecasted net sales levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory.

Valuation of Business Combinations

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development.

[Table of Contents]
We base the fair value of identifiable intangible assets on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, purchased research and development charges, and intangible asset amortization expense in current and future periods.

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole. In addition, we record certain costs associated with our strategic alliances as purchased research and development.

We use the income approach to determine the fair values of our purchased research and development. This approach determines fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our recent acquisitions, we used the following ranges of risk-adjusted discount rates to discount our projected cash flows: 13 percent to 17 percent in 2006, 18 percent to 27 percent in 2005, and 18 percent to 27 percent in 2004. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Impairment of Intangible Assets

We review our intangible assets quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. To test for impairment, we calculate the fair value of our indefinite-lived intangible assets and compare the calculated fair values to the respective carrying values.

We test our March 31 goodwill balances during the second quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we calculate the fair value of our reporting units as the present value of estimated future cash flows using a risk-adjusted discount rate. The selection and use of an appropriate discount rate requires significant management judgment with respect to revenue and expense growth rates. We have not recorded impairment of goodwill in any of the years included in our consolidated statements of operations.

[Table of Contents]
Investments in Strategic Alliances

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
• our participation in the investee’s policy-making processes;
• transactions with the investee in the ordinary course of business;
• interchange of managerial personnel;
• the investee’s financial or technological dependency on us; and
• our ownership in relation to the concentration of other shareholders.

We regularly review our strategic alliance investments for impairment indicators.  If we determine that impairment exists and it is other-than-temporary, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Our exposure to loss related to our strategic alliances is generally limited to our equity investments and notes receivable associated with these alliances.

See Note A - Significant Accounting Policies and Note C - Investments in Strategic Alliances to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for a detailed analysis of our investments and our accounting treatment for our investment portfolio.

Income Taxes

We utilize the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse.

We recognized net deferred tax liabilities of $2.201 billion at December 31, 2006 and $110 million at December 31, 2005. The liabilities relate primarily to deferred taxes associated with our acquisitions. The assets relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe we will substantially recover these assets.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $7.186 billion at December 31, 2006 and $2.106 billion at December 31, 2005.

We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where

[Table of Contents]
the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

See Note I — Income Taxes to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for a detailed analysis of our income tax accounting.

Legal, Product Liability Costs and Securities Claims

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to general, product liability and securities claims and record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, loss for general product liability claims and, under certain conditions, costs of defense based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $485 million at December 31, 2006 and $35 million at December 31, 2005. In connection with our acquisition of Guidant, the number of product liability claims and other legal proceedings filed against us, including private securities litigation and shareholder derivative suits, significantly increased. The amounts accrued at December 31, 2006 represent primarily accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we are still assessing certain assumed litigation and product liability claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future. See further discussion of our material legal proceedings in Item 3. Legal Proceedings above and Note J — Commitments and Contingencies to our 2006 consolidated financial statements included in Item 8 of this Form 10-K.

Stock-Based Compensation

On January 1, 2006, we adopted FASB Statement No. 123(R), Share-Based Payment, which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the consolidated statements of operations based on their fair values. We adopted Statement No. 123(R) using the “modified-prospective method” and have not restated prior period results of operations and financial position to reflect the impact of stock-based compensation expense under Statement No. 123(R). We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. We value restricted stock awards and deferred stock units based on the closing trading value of our shares on the date of grant. The following represents the assumptions used in calculating our stock-based compensation expense that require significant judgment by management:

Expected Volatility - We have considered a number of factors in estimating volatility. For options granted prior to 2006, we used our historical volatility as a basis to estimate expected volatility in our valuation of stock options. We changed our method of estimating volatility upon the adoption of Statement No. 123(R). We now consider historical volatility, trends in volatility within our industry/peer group and implied volatility.

Expected Term - We estimate the expected term of our options using historical exercise and forfeiture data. We believe that this historical data is currently the best estimate of the expected term of our new option grants.

[Table of Contents]
Estimated Forfeiture Rate -We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of eight percent to all unvested stock awards as of December 31, 2006, which represents the portion that we expect will be forfeited each year over the vesting period. We will reevaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

See Note L - Stock Ownership Plans to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for further discussion regarding our adoption of Statement No. 123(R).

New Accounting Standard

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. We will record the cumulative effect of initially adopting Interpretation No. 48 as an adjustment to opening retained earnings in the year of adjustment and present such adjustment separately. Only tax positions that we are more likely than not to realize at the effective date may be recognized upon adoption of Interpretation No. 48. We are required to adopt Interpretation No. 48 effective for our first quarter of 2007. We are currently in the process of assessing the impact of the new standard.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of internal control over financial reporting and on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ James R. Tobin	/s/ Lawrence C. Best
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

[Table of Contents]

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders of Boston Scientific Corporation

        We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Boston Scientific Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

        A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management’s assessment that Boston Scientific Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006 of Boston Scientific Corporation and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2007

[Table of Contents]
ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop, manufacture and sell medical devices globally and our earnings and cash flow are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. We operate the program pursuant to documented corporate risk management policies. We do not enter derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on underlying hedged exposures. Furthermore, we manage our exposure to counterparty nonperformance on derivative instruments by entering into contracts with a diversified group of major financial institutions and by monitoring outstanding positions.

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $3.413 billion at December 31, 2006 and $3.593 billion at December 31, 2005. We recorded $71 million of other assets and $27 million of other liabilities to recognize the fair value of these derivative instruments at December 31, 2006 as compared to $176 million of other assets and $55 million of other liabilities recorded at December 31, 2005. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $112 million at December 31, 2006 and by $129 million at December 31, 2005. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $134 million at December 31, 2006 and $157 million at December 31, 2005. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $2.0 billion at December 31, 2006 and $1.1 billion at December 31, 2005. The increase in the notional amount is due to $2.0 billion of hedge contracts related to our $5.0 billion five-year term loan, offset by our termination of $1.1 billion in hedge contracts related to certain of our existing senior notes. We recorded $11 million of other liabilities to recognize the fair value of our interest rate derivative instruments at December 31, 2006 as compared to $21 million of other assets and $7 million of other liabilities recorded at December 31, 2005. A one percentage point increase in interest rates would increase the derivative instruments’ fair value by $26 million at December 31, 2006 as compared to a decrease of $74 million at December 31, 2005. A one percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $26 million at December 31, 2006 as compared to an increase of $80 million at December 31, 2005. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged term loan. At December 31, 2006, $5.886 billion, or 81 percent, of our approximately $7.234 billion in outstanding net debt is at fixed interest rates.

See Note G - Financial Instruments to our 2006 consolidated financial statements included in Item 8 of this Form 10-K for detailed information regarding our derivative financial instruments.

[Table of Contents]
ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS (in millions, except per share data)

Year Ended December 31,	2006	2005	2004

Net sales	$7,821	$6,283	$5,624
Cost of products sold	2,207	1,386	1,292
Gross profit	5,614	4,897	4,332

Selling, general and administrative expenses	2,675	1,814	1,742
Research and development expenses	1,008	680	569
Royalty expense	231	227	195
Amortization expense	530	152	112
Litigation-related charges		780	75
Purchased research and development	4,119	276	65
Total operating expenses	8,563	3,929	2,758
Operating (loss) income	(2,949)	968	1,574

Other income (expense):
Interest expense	(435)	(90)	(64)
Fair value adjustment for sharing of proceeds feature of Abbott stock purchase	(95)
Other, net	(56)	13	(16)
(Loss) income before income taxes	(3,535)	891	1,494
Income taxes	42	263	432
Net (loss) income	$(3,577)	$628	$1,062
Net (loss) income per common share — basic	$(2.81)	$0.76	$1.27
Net (loss) income per common share — assuming dilution	$(2.81)	$0.75	$1.24

(See notes to the consolidated financial statements)

[Table of Contents]

CONSOLIDATED BALANCE SHEETS (in millions)

As of December 31,	2006	2005
Assets
Current assets
Cash and cash equivalents	$1,668	$689
Marketable securities		159
Trade accounts receivable, net	1,424	932
Inventories	749	418
Deferred income taxes	583	152
Prepaid expenses and other current assets	477	281
Total current assets	$4,901	$2,631

Property, plant and equipment, net	1,726	1,011
Investments	596	594
Other assets	237	225
Intangible assets
Goodwill	14,628	1,938
Technology — core, net	6,973	1,099
Technology — developed, net	897	209
Patents, net	339	338
Other intangible assets, net	799	151
Total intangible assets	23,636	3,735

	$31,096	$8,196

(See notes to the consolidated financial statements)

[Table of Contents]

CONSOLIDATED BALANCE SHEETS (in millions, except share data)

As of December 31,	2006	2005
Liabilities and Stockholders’ Equity
Current liabilities
Commercial paper		$149
Current debt obligations	$7	7
Accounts payable	222	105
Accrued expenses	1,845	1,124
Income taxes payable	413	17
Other current liabilities	143	77
Total current liabilities	$2,630	$1,479

Long-term debt	8,895	1,864
Deferred income taxes	2,784	262
Other long-term liabilities	1,489	309
Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares and issued 1,486,403,445 shares at December 31, 2006; authorized 1,200,000,000 shares and issued 844,565,292 shares at December 31, 2005	15	8
Additional paid-in capital	15,792	1,658
Deferred cost, ESOP	(58)
Deferred compensation		(98)
Treasury stock, at cost — 11,728,643 shares at December 31, 2006 and 24,215,559 shares at December 31, 2005	(334)	(717)
Retained (deficit) earnings	(174)	3,410
Accumulated other comprehensive income (loss)
Foreign currency translation adjustment	16	(71)
Unrealized gain on available-for-sale securities, net	16	26
Unrealized gain on derivative financial instruments, net	32	67
Unrealized costs associated with certain retirement plans	(7)	(1)
Total stockholders’ equity	15,298	4,282
	$31,096	$8,196

(See notes to the consolidated financial statements)

[Table of Contents]

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock				Deferred Cost, ESOP
	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Shares	Amount	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance at December 31, 2003	829,764,826	$8	$1,225				$(111)	$1,789	$(49)
Comprehensive income
Net income								1,062		$1,062
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment									16	16
Net change in equity investments									(48)	(48)
Net change in derivative financial instruments									(3)	(3)
Issuance of common stock	14,800,466		132				149	(56)
Issuance of restricted stock, net of cancellations			1	$(3)			2
Repurchases of common stock							(360)
Tax benefit related to stock options			185
Step-up accounting adjustment for certain investments								(5)
Stock-based compensation expense for certain modifications			90
Amortization of deferred compensation				1
Balance at December 31, 2004	844,565,292	8	1,633	(2)			(320)	2,790	(84)	$1,027
Comprehensive income
Net income								628		$628
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment									(37)	(37)
Net change in equity investments									24	24
Net change in derivative financial instruments									118	118
Issuance of common stock			(113)				207
Common stock issued for acquisitions			(5)				129
Issuance of restricted stock, net of cancellations			114	(115)			1
Repurchases of common stock							(734)
Tax benefit related to stock options			28
Step-up accounting adjustment for certain investments								(8)
Amortization of deferred compensation			1	19
Balance at December 31, 2005	844,565,292	8	1,658	(98)			(717)	3,410	21	$733
Comprehensive income
Net loss								(3,577)		$(3,577)
Other comprehensive income (expense), net of tax
Foreign currency translation adjustment									87	87
Net change in equity investments									(10)	(10)
Net change in derivative financial instruments									(35)	(35)
Net change in certain retirement amounts									(6)	(6)
Issuance of shares of common stock for Guidant acquisition	577,206,996	6	12,508
Conversion of outstanding Guidant stock options			450
Issuance of shares of common stock to Abbott	64,631,157	1	1,399
Issuance of common stock			(238)				383
Tax benefit related to stock options			7
Reversal of deferred compensation in accordance with SFAS 123(R)			(98)	98
Stock-based compensation expense, including amounts capitalized to inventory			115
Step-up accounting adjustment for certain investments								(7)
Acquired 401(k) ESOP for legacy Guidant employees					3,794,965	$(86)
401 (k) ESOP transactions			(9)		(1,237,662)	28
Balance at December 31, 2006	1,486,403,445	$15	$15,792		2,557,303	$(58)	$(334)	$(174)	$57	$(3,541)

(See notes to the consolidated financial statements)

[Table of Contents]
CONSOLIDATED STATEMENTS OF CASH FLOWS (in millions)

Year Ended December 31,	2006	2005	2004
Operating Activities
Net (loss) income	$(3,577)	$628	$1,062
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Gain on sale of equity investments	(9)	(4)	(36)
Write-downs of investments	121	41	58
Depreciation and amortization	781	314	275
Step-up value of acquired inventory sold	267
Deferred income taxes	(420)	4	30
Fair-value adjustment for sharing of proceeds feature of Abbott stock purchase	95
Purchased research and development	4,119	276	65
Tax benefit relating to stock options		28	185
Stock-based compensation expense	113	19	91
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions:
Trade accounts receivable	64	(24)	(317)
Inventories	(53)	(77)	(57)
Prepaid expenses and other assets	79	(100)	(73)
Accounts payable and accrued expenses	(1)	(162)	362
Income taxes payable and other liabilities	234	(51)	171
Other, net	32	11	(12)
Cash provided by operating activities	1,845	903	1,804
Investing Activities
Property, plant and equipment
Purchases	(341)	(341)	(274)
Proceeds on disposals	18	19
Marketable securities
Purchases		(56)	(660)
Proceeds from maturities	159	241	397
Acquisitions
Payments for the acquisition of Guidant	(15,394)
Cash acquired in the acquisition of Guidant, including proceeds from Guidant’s sale of its vascular intervention and endovascular solutions businesses	6,708
Payments for acquisitions of other businesses, net of cash acquired		(178)	(804)
Payments relating to prior year acquisitions	(397)	(33)	(107)
Strategic alliances
Purchases of publicly traded equity securities		(52)	(23)
Payments for investments in privately held companies and acquisitions of certain technologies	(98)	(156)	(249)
Proceeds from sales of privately held and publicly traded equity securities	33	5	98
Cash used for investing activities	(9,312)	(551)	(1,622)
Financing Activities
Debt
Net payments on commercial paper	(149)	(131)	(723)
Payments on notes payable, capital leases and long-term borrowings	(1,510)	(508)	(17)
Proceeds from notes payable and long-term borrowings, net of debt issuance costs	8,544	739	1,092
Net proceeds from (payments on) borrowings on revolving credit facilities	3	(413)	225
Equity
Repurchases of common stock		(734)	(360)
Proceeds from issuance of shares of common stock to Abbott	1,400
Proceeds from issuances of shares of common stock	145	94	225
Tax benefit relating to stock options	7
Other, net	(1)	(1)	(3)
Cash provided by (used for) financing activities	8,439	(954)	439
Effect of foreign exchange rates on cash	7	(5)	4
Net increase (decrease) in cash and cash equivalents	979	(607)	625
Cash and cash equivalents at beginning of year	689	1,296	671
Cash and cash equivalents at end of year	$1,668	$689	$1,296

SUPPLEMENTAL INFORMATION - Cash paid during the year for:
Income taxes	$40	$350	$72
Interest	383	87	61

(See notes to the consolidated financial statements)

[Table of Contents]

Note A—Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our subsidiaries, substantially all of which we wholly own. We consider the principles of Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements, when determining whether an entity is subject to consolidation. We account for investments in companies over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock.

On April 21, 2006, we consummated our acquisition of Guidant Corporation. Prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us. We consolidated Guidant’s operating results with those of Boston Scientific beginning on the date of the acquisition, April 21, 2006. See Note D - Business Combinations for further details regarding the transaction.

Accounting Estimates

To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results could differ from these estimates.

Cash, Cash Equivalents and Marketable Securities

We record cash and cash equivalents in our consolidated balance sheets at cost, which approximates fair value. We consider all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

We invest excess cash in high-quality marketable securities consisting primarily of bank time deposits. We record available-for-sale investments at fair value. We exclude unrealized gains and temporary losses on available-for-sale securities from earnings and report such gains and losses, net of tax, as a separate component of stockholders’ equity until realized. We compute realized gains and losses on sales of available-for-sale securities based upon initial cost adjusted for any other-than-temporary declines in fair value. We record held-to-maturity securities at amortized cost and adjust for amortization of premiums and accretion of discounts to maturity. We classify investments in debt securities or equity securities that have a readily determinable fair value that we purchase and hold principally for selling them in the near term as trading securities. All of our cash investments at December 31, 2006 had maturity dates at date of purchase of less than three months and, accordingly, we have classified them as cash and cash equivalents. As of December 31, 2005, we classified our cash investments with maturities greater than 90 days but less than one year as available-for-sale. We do not consider any of our investments to be held-to-maturity or trading securities at December 31, 2006 and December 31, 2005.

Cash, cash equivalents and marketable securities at December 31 consist of the following:

[Table of Contents]
(in millions)	2006	2005
Cash and cash equivalents	$1,668	$689
Marketable securities
Available-for-sale		159
	$1,668	$848

The amortized cost of marketable securities approximated their fair value at December 31, 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivative financial instrument contracts and accounts receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions and monitor outstanding positions to limit our credit exposure.

We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors’ offices and other private and governmental institutions. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.

Revenue Recognition

Our revenue consists primarily of the sale of single-use medical devices. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment when the risk of loss and title passes to the customer or distributor, unless a consignment arrangement exists. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance. For multiple-element arrangements, whereby the sale of devices is combined with future service obligations, we defer revenue on the undelivered elements based on verifiable objective evidence of fair value.

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. In addition, we may allow customers to return previously purchased products for next-generation product offerings. We establish a reserve for sales returns when the initial product is sold. We base our estimate for sales returns upon contractual commitments and historical trends and record such amount as a reduction to revenue.

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

[Table of Contents]
We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at pre-negotiated prices. We recognize revenue generated from these agreements following the same revenue recognition criteria discussed above.

Inventories

We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, obsolete or expired inventory primarily on our estimates of forecasted net sales levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess or expired inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all impact the estimates related to excess and obsolete inventory. We record provisions for inventory located in our manufacturing and distribution facilities as cost of sales. We charge consignment inventory write-downs to selling, general and administrative expense. These write-downs approximated $24 million in 2006, $15 million in 2005, and $10 million in 2004.

Property, Plant and Equipment

We state property, plant, equipment, and leasehold improvements at historical cost, except for property, plant and equipment acquired in a business combination, which we state at fair value. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to seven year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the lease.

Valuation of Business Combinations

We record intangible assets acquired in recent business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition. We then allocate the purchase price in excess of net tangible assets acquired to identifiable intangible assets, including purchased research and development. We base the fair value of identifiable intangible assets on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and intangible assets acquired to goodwill.

Purchased Research and Development

Our purchased research and development represents the value of in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole. In addition, we record certain costs associated with our strategic alliances as purchased research and development.

[Table of Contents]
We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected product introductions by competitors. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects we acquired in connection with our recent acquisitions, we used the following ranges of risk-adjusted discount rates to discount our projected cash flows: 13 percent to 17 percent in 2006, 18 percent to 27 percent in 2005, and 18 percent to 27 percent in 2004. We believe that the estimated purchased research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

We record intangible assets at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; customer relationships, five to 25 years; other intangible assets, various. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If the carrying value of an asset exceeds its undiscounted cash flows, we write-down the carrying value of the intangible asset to its fair value in the period identified.

We generally calculate fair value as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. To test for impairment, we calculate the fair value of our indefinite-lived intangible assets and compare the calculated fair values to the respective carrying values. We record impairments of intangible assets as amortization expense in our consolidated statements of operations.

We test our March 31 goodwill balances during the second quarter of each year for impairment, or more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. As of December 31, 2006, we identified our 10 domestic divisions, which in aggregate make up the U.S. reportable segment, and our three international operating segments as our reporting units for purposes of the goodwill impairment test. To derive the carrying value of our reporting units

[Table of Contents]
at the time of acquisition, we assign goodwill to the reporting units that we expect to benefit from the respective business combination. In addition, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations and would be considered in determining fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. Since the adoption of Statement No. 142, we have not performed the second step of the impairment test because the fair value of each reporting unit has exceeded its respective carrying value.

Investments in Strategic Alliances

We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We account for our investments for which fair value is not readily determinable in accordance with APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Emerging Issues Task Force (EITF) No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments other than Common Stock and FASB Staff Position Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

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
• our participation in the investee’s policy-making processes;
• transactions with the investee in the ordinary course of business;
• interchange of managerial personnel;
• the investee’s financial or technological dependency on us; and
• our ownership in relation to the concentration of other shareholders.

For investments accounted for under the equity method, we initially record the investment at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements.

Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to

[Table of Contents]
whether the impairment is other-than-temporary. We deem impairment to be other-than-temporary unless we have the ability and intent to hold an investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on these investments are included in other, net in our consolidated statements of operations.

Income Taxes

We utilize the asset and liability method for accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse.

We recognized net deferred tax liabilities of $2.201 billion at December 31, 2006 and $110 million at December 31, 2005. The liabilities relate primarily to deferred taxes associated with our acquisitions. The assets relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe we will substantially recover these assets. See Note I—Income Taxes for a detailed analysis of our deferred tax positions.

We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, we can make no assurance that the final tax outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.

Legal, Product Liability Costs and Securities Claims

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to general, product liability and securities claims and record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, loss for product liability claims and, under certain

[Table of Contents]
conditions, costs of defense based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. Our accrual for legal matters that are probable and estimable was $485 million at December 31, 2006 and $35 million at December 31, 2005. The amounts accrued at December 31, 2006 represent primarily accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we are still assessing certain assumed litigation and product liability claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future. See Note J - Commitments and Contingencies for further discussion of our individual material legal proceedings.

Warranty Obligations

We estimate the costs that we may incur under our warranty programs based on historical experience and record a liability at the time product is sold. Factors that affect our warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. We record a reserve equal to the costs to repair or otherwise satisfy the claim. Expense attributable to warranties was not material to our consolidated statements of operations for 2006, 2005 and 2004.

Costs Associated with Exit Activities

We record employee termination costs in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits, if we pay the benefits as part of an ongoing benefit arrangement, which includes benefits provided as part of our domestic severance policy or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an ongoing benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested and the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We generally record such costs into expense over the future service period, if any. In addition, in conjunction with an exit activity, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include costs related to leased facilities to be abandoned or subleased and long-lived asset impairments. In addition, we account for costs to exit an activity of an acquired company  and involuntary employee termination benefits and relocation costs associated with acquired businesses in accordance with EITF No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.   We include exit costs in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists and those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan, or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date.  We recognize involuntary employee termination benefits and relocation costs as liabilities assumed as of the acquisition date when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees.

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries at the year-end exchange rate and translate sales and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in the accompanying consolidated financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations. These gains and losses were not material to our consolidated statements of operations for 2006, 2005, and 2004.

[Table of Contents]
Financial Instruments

We recognize all derivative financial instruments in our consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument, in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We record changes in the fair value of derivative instruments in earnings unless we meet hedge accounting criteria. For derivative instruments designated as fair value hedges, we record the changes in fair value of both the derivative instrument and the hedged item in earnings. For derivative instruments designated as cash flow hedges, we record the effective portions of changes in fair value, net of tax, in other comprehensive income. For derivative instruments designated as net investment hedges, we record the effective portions of changes in fair value in other comprehensive income as part of the cumulative translation adjustment. We recognize any ineffective portion of our hedges in earnings.

The carrying amounts of commercial paper and credit facility borrowings approximate their fair values at December 31, 2006 and December 31, 2005. We base the fair value of our fixed-rate long-term debt on market prices. Carrying amounts of floating-rate long-term debt approximate their fair value.

Shipping and Handling Costs

We do not generally bill customers for shipping and handling of our products. Shipping and handling costs of $108 million in 2006, $92 million in 2005 and $72 million in 2004 are included in selling, general and administrative expenses.

Research and Development

We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred.

Post-Retirement Benefit Plans

We maintain retirement plans covering our executives, divisional presidents and international employees. The assets, liabilities and costs associated with these plans were not material in 2006, 2005 and 2004.

In connection with our acquisition of Guidant, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan, covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which we maintain in a trust, consist primarily of equity and fixed-income instruments. We also sponsor the Guidant Excess Benefit Plan, a frozen nonqualified plan for certain former officers and employees of Guidant. The Guidant Excess Benefit Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan.

In addition, certain former U.S. and Puerto Rico employees of Guidant were eligible to receive Company-paid healthcare retirement benefits.  As part of the Guidant integration and the effort to develop a more scalable, consistent benefit plan Company-wide, these benefits were frozen. Former Guidant employees that met certain criteria as of December 31, 2006 and retired within two years thereafter are eligible to receive the benefits under the plan.

[Table of Contents]
We use a December 31 measurement date for these plans. The outstanding obligation as of December 31, 2006 is as follows:

(in millions)	Guidant Retirement Plan	Guidant Excess Benefit Plan	Healthcare Retirement Benefit Plan
Projected benefit obligation	$90	$30	$30
Fair value of plan assets	82
Net amount recognized in consolidated balance sheet	$8	$30	$30

The weighted average assumptions used to determine benefit obligations at December 31, 2006 are as follows:

	Guidant Retirement Plan	Guidant Excess Benefit Plan	Healthcare Retirement Benefit Plan
Discount rate	5.75%	5.75%	5.50%
Expected return on plan assets	7.75%
Healthcare cost trend rate			5.00%
Rate of compensation increase	4.50%	4.50%

Net (Loss) Income per Common Share

We base net (loss) income per common share upon the weighted average number of common shares and common share equivalents outstanding each year. Potential common stock equivalents are determined using the treasury method. We exclude stock options whose effect would be anti-dilutive from the calculation.

New Accounting Standards

In December 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. See Note L - Stock Ownership Plans for discussion of our adoption of the standard and its impact on our financial statements for the year ended December 31, 2006.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. We will record the cumulative effect of initially adopting Interpretation No. 48 as an adjustment to opening retained earnings in the year of adoption and will present such adjustment separately. Only tax positions that we are more likely than not to realize at the effective date may be recognized upon adoption of Interpretation No. 48. We are required to adopt Interpretation No. 48

[Table of Contents]
effective for our first quarter of 2007. We are currently in the process of assessing the impact of the new standard.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provisions of Statement No. 157 prospectively as of January 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings. We are in the process of determining the effect of adoption of Statement No. 157, but we do not believe such adoption will materially impact our future results of operations or financial position.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. Bulletin No. 108 expresses the SEC staff’s views regarding the process of quantifying financial statement misstatements. Bulletin No. 108 requires that, in addition to considering the amount of the error originating in the current year statement of operations, the misstatement existing at each balance sheet date should also be considered, irrespective of the period of origin of the error (rollover approach versus iron curtain approach). The registrant must then evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. We adopted Bulletin No. 108 for the year ended December 31, 2006. Our adoption of Bulletin No. 108 did not result in the recording of a cumulative effect adjustment to retained earnings or any revisions to prior reporting periods since we had previously evaluated misstatements using both the rollover approach and the iron curtain approach, and did not have any material misstatements under either methodology.

Reclassifications

We have reclassified certain prior year amounts to conform to the current year’s presentation, including amounts for prior years included in Note B - Other Balance Sheet Information for accrued expenses and other long-term liabilities, Note N - Segment Reporting for reportable segment results, and the operating section of our Consolidated Statements of Cash Flows.

Note B—Other Balance Sheet Information

Components of selected captions in our consolidated balance sheets at December 31 are as follows:

[Table of Contents]

(in millions)	2006	2005
Trade accounts receivable
Accounts receivable	$1,561	$1,015
Less: allowances	137	83
	$1,424	$932

Inventories
Finished goods	$447	$286
Work-in-process	145	64
Raw materials	157	68
	$749	$418

Property, plant and equipment
Land	$115	$76
Buildings and improvements	827	625
Equipment, furniture and fixtures	1,775	1,152
	2,717	1,853
Less: accumulated depreciation	991	842
	$1,726	$1,011

Accrued expenses
Acquisition-related obligations	$428	$369
Legal reserves	268	35
Payroll and related liabilities	466	294
Other	683	426
	$1,845	$1,124

Other long-term liabilities
Legal reserves	$217
Other accrued income taxes	1,041	$267
Other	231	42
	$1,489	$309

See Note E - Goodwill and Other Intangible Assets for details on our intangible assets.

Note C—Investments in Strategic Alliances

We have entered a significant number of strategic alliances with privately held and publicly traded companies. Many of these alliances involve equity investments in privately held equity securities or investments where an observable quoted market value does not exist. We enter these strategic alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. Many of these companies are in the developmental stage and have not yet commenced their principal operations. Our exposure to loss related to our strategic alliances is generally limited to our equity investments and notes receivable associated with these alliances.

Equity investments in strategic alliances at December 31 consist of the following:

[Table of Contents]

	2006		2005
(in millions)		Number of Strategic Investments		Number of Strategic Investments
Available-for-sale investments
Amortized cost	$120		$103
Gross unrealized gains	36		44
Gross unrealized losses	(10)		(4)
Fair value	$146	9	$143	5

Equity method investments
Cost	$123		$94
Equity in losses	(28)		(9)
Carrying value	$95	4	$85	3

Cost method investments
Carrying value	$355	68	$366	58

	$596	81	$594	66

As of December 31, 2006, we held investments totaling $95 million in four companies that we accounted for under the equity method. Our ownership percentages in these companies range from approximately 21 percent to 28 percent. The aggregate value of our equity method investments for which a quoted market price is available is approximately $125 million, for which the associated carrying value is approximately $77 million. The aggregate difference between the carrying value of the investments and the value of our share in the net assets of the investee at the time that we determined that the investments qualified for equity method accounting was approximately $117 million. This difference was attributable primarily to goodwill, which is not being amortized; purchased research and development, which was written-off at the time of application of the equity method of accounting; and intangible assets, which are being amortized over their estimated useful lives ranging from five to 20 years.

As of December 31, 2005, we held investments totaling $85 million in three companies that we accounted for under the equity method. Our ownership percentages in these companies ranged from approximately 21 percent to 28 percent. The aggregate value of our equity method investments for which a quoted market price was available was approximately $207 million, for which the associated carrying value was approximately $63 million. The aggregate difference between the carrying value of the investments and the value of our share in the net assets of the investee at the time that we determined that the investments qualified for equity method accounting was approximately $70 million. This difference is attributable primarily to goodwill, and intangible assets, which are being amortized over their estimated useful lives ranging from five to 20 years.

We regularly review our strategic investments for impairment indicators. Based on this review, we recorded other-than-temporary impairments of approximately $78 million in 2006 related to cost method investments, the most significant impairment related to the termination of a gene therapy trial being conducted by one of our portfolio companies. This trial was suspended in March 2006 and patient enrollment was terminated in April 2006. The remaining carrying value of these cost method investments at December 31, 2006 was $49 million. We determined there was no impairment on the remaining $306 million of our cost method investments. As of December 31, 2006, we recorded other-than-temporary impairments of $4 million associated with

[Table of Contents]
certain of our available-for-sale investments. As of December 31, 2006, we had six available-for-sale investments in an unrealized loss position. The duration of the unrealized loss was less than 12 months for each investment. The aggregate carrying value of the investments was $87 million and the aggregate unrealized loss was $10 million. We do not consider these investments to be other-than-temporarily impaired at December 31, 2006 due to the duration of the unrealized loss position and our ability and intent to hold the investments for a reasonable period sufficient for a recovery of the unrealized loss.

We recorded other-than-temporary impairments of $10 million in 2005 associated with certain cost method investments. The remaining carrying value of these investments at December 31, 2005 was $16 million. We determined there were no impairment indicators present for the remaining $350 million of our cost method investments. We recorded other-than-temporary impairments of $3 million associated with certain of our available-for-sale investments. As of December 31, 2005, we had two available-for-sale investments with an aggregate carrying value of $10 million and unrealized loss position of $4 million. The duration of the unrealized loss position was less than 12 months. We did not consider this investment to be other-than-temporarily impaired at December 31, 2005 due to the duration of the impairment and our ability and intent to hold the investment for a reasonable period sufficient for a forecasted recovery of the unrealized loss. In addition, during 2005, we wrote-off our $24 million investment in Medinol, Ltd. We canceled our equity investment in conjunction with the litigation settlement with Medinol. The write-down of the Medinol investment is included in litigation-related charges in our consolidated statements of operations.

We had notes receivable of approximately $113 million at December 31, 2006 and $112 million at December 31, 2005 due from privately held and publicly traded companies. We recorded write-downs of notes receivable of $39 million in 2006, related primarily to technological delays and financial deterioration of certain of our vascular sealing and gene therapy portfolio companies. We recorded write-downs of notes receivable of $4 million in 2005.

Over time, we will continue to reprioritize our internal research and development project portfolio and our external investment portfolio. This reprioritization may result in the decision to sell, discontinue, write-down, or otherwise reduce the funding of certain projects, operations, investments or assets. Any proceeds from sales, or any increases in operating cash flows, resulting from subsequent reviews may be used to reduce debt incurred to fund the Guidant acquisition, or may be reinvested in other research and development projects or other operational initiatives.

Note D—Business Combinations

During 2006, we paid $28.4 billion to acquire Guidant through a combination of cash, common stock, and fully vested stock options. During 2005, we paid $178 million in cash to acquire TriVascular, Inc., CryoVascular Systems, Inc. and Rubicon Medical Corporation and paid $120 million in shares of our common stock to acquire Advanced Stent Technologies, Inc. (AST). During 2004, we paid $804 million in cash to acquire Advanced Bionics Corporation and Precision Vascular Systems, Inc. (PVS). These acquisitions were intended to strengthen our leadership position in interventional medicine. Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Given the materiality of the transaction, we have included supplemental pro forma financial information to give effect to the Guidant acquisition as though it had occurred at the beginning of 2006 and 2005 below. Pro forma information is not presented for our other acquisitions given the immateriality of their results to our consolidated financial statements.

[Table of Contents]
2006 Business Combinations

On April 21, 2006, we acquired 100 percent of the fully diluted equity of Guidant Corporation. Guidant is a world leader in the treatment of cardiac and vascular disease. With this acquisition, we have become a major provider in the more than $9 billion global Cardiac Rhythm Management (CRM) business, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. This acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapeutics.

The aggregate purchase price of $28.4 billion included: $14.5 billion in cash; 577 million shares of our common stock at an estimated fair value of $12.5 billion; approximately 40 million of our fully vested stock options granted to Guidant employees at an estimated fair value of approximately $450 million; approximately $100 million associated with the buyout of options of certain former vascular intervention and endovascular solutions Guidant employees; and approximately $800 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant. The purchase price net of cash acquired was approximately $21.7 billion. In conjunction with the acquisition, and partially offsetting the purchase price, we acquired approximately $6.7 billion of cash, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular solutions businesses to Abbott. The remaining cash relates to cash on hand at the time of closing. There is no potential contingent consideration payable to the former Guidant shareholders.

Upon the closing of the acquisition, each share of Guidant common stock (other than shares owned by Guidant and Boston Scientific) was converted into (i) $42.00 in cash, (ii) 1.6799 shares of Boston Scientific common stock, and (iii) $0.0132 in cash per share for each day beginning on April 1 through the closing date of April 21, representing an additional $0.28 per share. The number of Boston Scientific shares issued for each Guidant share was based on an exchange ratio determined by dividing $38.00 by the average closing price of Boston Scientific common stock during the 20 consecutive trading day period ending three days prior to the closing date, so long as the average closing price during that period was between $22.62 and $28.86. If the average closing price during that period was below $22.62, the merger agreement specified a fixed exchange ratio of 1.6799 shares of Boston Scientific common stock for each share of Guidant common stock. Because the average closing price of Boston Scientific common stock during that period was less than $22.62, Guidant shareholders received 1.6799 Boston Scientific shares for each share of Guidant common stock.

We measured the fair value of the 577 million shares of our common stock issued as consideration in conjunction with our acquisition of Guidant under Statement No. 141 and EITF No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. We determined the measurement date to be April 17, 2006, the first date on which the average 20-day closing price fell below $22.62 and the number of Boston Scientific shares to be issued according to the exchange ratio became fixed without subsequent revision. We valued the securities based on average market prices a few days before and after the measurement date (beginning on April 12 and ending on April 19), which did not include any dates after the April 21 closing date of the acquisition. The weighted average stock price so determined was $21.68.

[Table of Contents]
To finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott. See Note F - Borrowings and Credit Arrangements for further details regarding the debt issued to finance the cash portion of the Guidant acquisition.

We made our offer to acquire Guidant after the execution of a merger agreement between Guidant and Johnson & Johnson. On January 25, 2006, Guidant terminated the Johnson & Johnson merger agreement and, in connection with the termination, Guidant paid Johnson & Johnson a termination fee of $705 million. We then reimbursed Guidant for the full amount of the termination fee paid to Johnson & Johnson.

We continue to incur integration and restructuring costs as we integrate certain operations of Guidant.

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

In addition, Abbott loaned us $900 million on a subordinated basis. See Note F - Borrowings and Credit Arrangements for further details regarding the Abbott loan.

Further, Abbott purchased from us approximately 65 million shares of our common stock for $1.4 billion, or $21.66 per share. Abbott agreed not to sell any of these shares of common stock for six months following the transaction closing unless the average price per share of our common stock over any consecutive 20-day trading period during that six-month period exceeded $30.00. In addition, during the 18-month period following the transaction closing, Abbott will not, in any one-month period, sell more than 8.33 percent of these shares of our common stock. Abbott must sell all of these shares of our common stock no later than 30 months following April 21, 2006 and must apply a portion of the net proceeds from its sale of these shares of our common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to Boston Scientific (sharing of proceeds feature).

We determined the fair value of the sharing of proceeds feature of the Abbott stock purchase as of April 21, 2006 to be $103 million and recorded this amount as an asset received in connection with the sale of the Guidant vascular intervention and endovascular solutions business to Abbott. We revalue this instrument each reporting period, and recorded net expense of approximately $95 million during 2006 to reflect the change in fair value. We will record fair value adjustments on this feature until all of the underlying shares are sold by Abbott. As of December 31, 2006, we

[Table of Contents]
have an asset of approximately $8 million remaining, which reflects the estimated fair value of this feature as of December 31, 2006.

We used a Monte Carlo simulation methodology in determining the value of the sharing of proceeds feature. We estimated the fair values on December 31, 2006 and April 21, 2006 using the following assumptions:

	December 31, 2006	April 21, 2006
BSX stock price	$17.18	$22.49
Expected volatility	30.00%	30.00%
Risk-free interest rate	4.79%	4.90%
Credit spread	0.35%	0.35%
Expected dividend yield	0.00%	0.00%
Contractual term to expiration	1.8 years	2.5 years
Notional shares	64,635,272	64,635,272

Approximately 18 months following the Abbott transaction closing, we will issue to Abbott additional shares of our common stock having an aggregate value of up to $60 million (based on the average closing price of our common stock during the 20 consecutive trading day period ending five trading days prior to the date of issuance of those shares) to reimburse Abbott for the cost of borrowing $1.4 billion to purchase the shares of our common stock. We have recorded the $60 million of stock to be issued as a liability assumed in connection with the sale of Guidant’s vascular intervention and endovascular solutions businesses to Abbott.

Prior to the Abbott transaction closing, Boston Scientific and Abbott entered into transition services agreements under which (i) we will provide or make available to the Guidant vascular and endovascular solutions businesses acquired by Abbott those services, rights, properties and assets of Guidant that were not included in the assets purchased by Abbott and that are reasonably required by Abbott to enable them to conduct the Guidant vascular and endovascular solutions businesses substantially as conducted at the time of the Abbott transaction closing; and (ii) Abbott will provide or make available to us those services, rights, properties and assets reasonably required by Boston Scientific to enable it to conduct the business conducted by Guidant, other than the Guidant vascular and endovascular solutions businesses, in substantially the same manner as conducted as of the Abbott transaction closing, to the extent those services, rights, properties and assets were included in the assets purchased by Abbott. These transition services are available at prices based on costs incurred in performing the services. Many of these transition services agreements expire during 2007.

Purchase Price

We have accounted for the acquisition of Guidant as a purchase under U.S. GAAP. Under the purchase method of accounting, we recorded the assets and liabilities of Guidant as of the acquisition date, at their respective fair values, and consolidated them with those of legacy Boston Scientific. The purchase price is based upon preliminary estimates of the fair value of assets acquired and liabilities assumed. We are in the process of gathering information to finalize our valuation of certain assets and liabilities, primarily the determination of amounts that may be paid as a result of assumed product liability claims. We will finalize the purchase price allocation once we have the necessary information to complete our estimate, but generally no later than one year from the acquisition date. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected

[Table of Contents]
cash flows and the applicable discount rates as of the date of the acquisition. We based these estimates on assumptions that we believed to be reasonable as of the date of the acquisition. However, actual results may differ from these estimates.

The preliminary purchase price is as follows (in millions):
Consideration to Guidant
Cash portion of consideration	$14,527
Fair value of Boston Scientific common stock	12,514
Fair value of Boston Scientific options exchanged for Guidant stock options	450
Buyout of options for certain former employees	97
27,588
Other acquisition-related costs
Johnson & Johnson termination fee	705
Other direct acquisition costs	65
$28,358

The fair value of the Boston Scientific stock options exchanged for Guidant options was included in the purchase price due to the fact that the options were fully vested. We estimated the fair value of these options using a Black-Scholes option-pricing model. We estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	2.4
Expected volatility	30%
Risk-free interest rate	4.92%
Stock price on date of grant	$22.49
Weighted-average exercise price	$13.11

Preliminary Purchase Price Allocation

The following chart summarizes the Guidant preliminary purchase price allocation (in millions):

Cash	$6,708
Intangible assets subject to amortization	7,719
Goodwill	12,354
Other assets	2,255
Purchased research and development	4,169
Current liabilities	(1,803)
Net deferred income taxes	(2,549)
Other long-term liabilities	(495)
$28,358

The deferred tax liabilities relate primarily to the tax impact of future amortization associated with the identified intangible assets acquired, which are not deductible for tax purposes.

[Table of Contents]
We allocated the excess of the purchase price over the fair value of net tangible assets acquired to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$6,142	25	10%-16%
Technology - developed	885	6	10%
Customer relationships	688	15	10%-13%
Other	4	10	10%
	$7,719	22

Goodwill	$12,354
Purchased research and development	4,169		13%-17%

We believe that the estimated intangible assets and purchased research and development so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach to determine the fair value of the amortizable intangible assets and purchased research and development. We valued and accounted for the identified intangible assets and purchased research and development in accordance with our policy as described in Note A - Significant Accounting Policies.

Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the CRM market and diversifying our product portfolio; the value of Guidant’s highly trained assembled workforce as of the acquisition date; the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers; the incremental value to our existing interventional cardiology franchise from having two drug-eluting stent platforms; and the synergies expected to result from combining infrastructures, reducing combined operational spend and program reprioritization. The goodwill acquired in the Guidant acquisition is not deductible for tax purposes. We have allocated the goodwill to our reportable segments as follows: $7.642 billion to the U.S., $3.7 billion to Europe, $625 million to Inter-Continental and $387 million to Japan. We allocated goodwill by business segment based on the relative enterprise fair value of each segment at the date of acquisition.

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

[Table of Contents]
The developed technology acquired from Guidant represents the value associated with currently marketed products that have received FDA approval as of the acquisition date. Guidant’s currently marketed products include:

•
Implantable cardioverter defibrillator systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including implantable cardiac resynchronization therapy defibrillator systems used to treat heart failure;

•	Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker systems used to treat heart failure; and

•	Cardiac surgery systems used to perform cardiac surgical ablation, endoscopic vein harvesting and clampless beating-heart bypass surgery.

The currently marketed products include products primarily within the Insignia, Prizm, Vitality, Contak TR and Contak Renewal CRM product families, the VASOVIEW® Endoscopic Vein Harvesting System, FLEX Microwave Systems and the ACROBAT™ System.

Customer relationships represent the estimated fair value of the non-contractual customer relationships Guidant had with physician customers as of the acquisition date. The primary physician users of Guidant’s largest selling products include electrophysiologists, implanting cardiologists, cardiovascular surgeons, and cardiac surgeons. These relationships were valued separately from goodwill as Guidant (i) has information about and has regular contact with its physician customers and (ii) the physician customers have the ability to make direct contact with Guidant. We used the income approach to estimate the fair value of customer relationships as of the acquisition date.

Pro Forma Results of Operations

Our consolidated financial statements include Guidant’s operating results from the date of acquisition, April 21, 2006. The following unaudited pro forma information presents a summary of consolidated results of our operations and Guidant, as if the acquisition, the Abbott transaction and the financing for the acquisition had occurred at the beginning of each of the periods presented. We have adjusted the historical consolidated financial information to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. We present the unaudited pro forma condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition, the sale of the Guidant vascular and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the combined Company after completion of the acquisition. Pro forma adjustments are tax-effected at our effective tax rate.

[Table of Contents]

	Year Ended December 31,
(in millions, except per share data)	2006	2005
	Unaudited

Net sales	$8,533	$8,739
Net loss	(3,916)	(4,287)

Net loss per share - basic	$(2.66)	$(2.92)
Net loss per share - assuming dilution	$(2.66)	$(2.92)

The pro forma net loss includes amortization expense associated with intangible assets obtained in conjunction with the Guidant acquisition of $480 million for 2006 and 2005. The unaudited pro forma financial information for each period presented also includes the following non-recurring charges: purchased research and development of $4.169 billion obtained as part of the Guidant acquisition; $267 million in expense associated with the step-up value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and $95 million for the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase. In connection with the accounting for the acquisition of Guidant, we wrote-up inventory acquired from manufacturing cost to fair value. As of December 31, 2006, we had no inventory step-up value remaining in inventory.

Costs Associated with Exit Activities

As of December 31, 2006, we included in the Guidant purchase price allocation an accrual for $198 million in acquisition-related costs that included: approximately $173 million for involuntary terminations, change-in-control payments, relocation and related costs; and approximately $25 million of estimated costs to cancel contractual commitments.

As of the acquisition date, management began to assess and formulate plans to exit certain Guidant activities. As a result of these exit plans, we will make severance, relocation and change-in-control payments. The majority of the exit cost accrual relates to our plan to reduce the acquired CRM workforce by approximately 500 to 600 employees during the first quarter of 2007. The affected workforce included primarily research and development employees, although employees within sales and marketing and certain other functions were also impacted. We also plan to make smaller workforce reductions internationally across multiple functions in order to eliminate duplicate facilities and rationalize our distribution network in certain countries. We are in the process of gathering information to finalize these integration activities.

The components of our accrual for Guidant-related exit and other costs are as follows:

(in millions)	Purchase Price Adjustments	Charges Utilized in 2006	Balance at December 31, 2006
Workforce reductions	$190	$(27)	$163
Relocation costs	15	(5)	10
Contractual commitments	30	(5)	25
	$235	$(37)	$198

[Table of Contents]
2005 Business Combinations

In March 2005, we acquired 100 percent of the fully diluted equity of AST for approximately 3.6 million shares of our common stock, which was valued at approximately $120 million on the date of acquisition. We may also be required to make earn-out payments in the future that are contingent upon AST achieving certain regulatory and performance-related milestones. AST is a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels. The acquisition was intended to provide us with an expanded stent technology and intellectual property portfolio.

In April 2005, we acquired 100 percent of the fully diluted equity of TriVascular for approximately $65 million in addition to our previous investments and notes issued of approximately $45 million. TriVascular is a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). The acquisition was intended to expand our vascular surgery technology portfolio. During the second quarter of 2006, management cancelled the TriVascular AAA stent-graft program. The program cancellation was due principally to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. The cancellation of the TriVascular AAA program resulted in the shutdown of our facility in Santa Rosa, California and the displacement of approximately 300 employees. During the second quarter of 2006, we recorded a charge to research and development expenses of approximately $20 million associated primarily with write-downs of fixed assets and a charge to research and development expenses of approximately $10 million associated with severance and related costs incurred in connection with the cancellation of the TriVascular AAA program. In addition, we recorded an impairment charge related to the remaining TriVascular intangible assets and reversed our accrual for contingent payments recorded in the initial purchase accounting. The effect of the write-off of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during the second quarter of 2006. We substantially completed the shutdown activities during the third quarter of 2006.

In April 2005, we acquired 100 percent of the fully diluted equity of CryoVascular for approximately $50 million in addition to our previous investments of approximately $10 million. We may also be required to make earn-out payments in the future that are contingent upon CryoVascular achieving certain performance related-milestones. CryoVascular is a developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries, which we previously distributed. The acquisition was intended to expand our peripheral vascular technology portfolio.

In June 2005, we completed our acquisition of 100 percent of the fully diluted equity of Rubicon for approximately $70 million in addition to our previous investments of approximately $20 million. We may also be required to make earn-out payments in the future that are contingent upon Rubicon achieving certain regulatory and performance related-milestones. Rubicon is a developer of embolic protection filters for use in interventional cardiovascular procedures. The acquisition was intended to strengthen our leadership position in interventional cardiovascular procedures. In 2006, we wrote off $21 million of the intangible assets to amortization expense associated with developed technology obtained as part of the acquisition. The write-off of the Rubicon developed technology resulted from a management decision to redesign the first generation of the technology and concentrate resources on the commercialization of the second-generation product.

[Table of Contents]
2004 Business Combinations

On June 1, 2004, we completed our acquisition of 100 percent of the fully diluted equity of Advanced Bionics for an initial payment of approximately $740 million in cash, plus possible future earn-out payments. Advanced Bionics develops implantable microelectronic technologies for treating numerous neurological disorders. Its neuromodulation technology includes a range of neurostimulators (or implantable pulse generators), programmable drug pumps and cochlear implants. The Advanced Bionics acquisition was intended to expand our technology portfolio into the implantable microelectronic device market.

The Advanced Bionics acquisition was structured to include earn-out payments that are contingent primarily on the achievement of future performance milestones. The performance milestones are segmented by Advanced Bionics’ four principal technology platforms (cochlear implants, implantable pulse generators, drug pumps and bion microstimulators) and each milestone has a specific earn-out period, which generally commences on the date of the related product launch. Base earn-out payments on these performance milestones approximate two-and-a-quarter times incremental sales for each annual period. There are also bonus earn-out payments available based on the attainment of certain aggregate sales performance targets and a certain gross margin level. The milestones associated with the contingent consideration must be reached in certain periods through 2013. The estimated potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our acquisition of Advanced Bionics is approximately $3 billion. The estimated cumulative revenue level (undiscounted) to be generated by Advanced Bionics during the remaining earnout period is approximately $7 billion. We will allocate these payments, if made, to goodwill.

On April 2, 2004, we completed our acquisition of the remaining outstanding shares of PVS for an initial payment of approximately $75 million in cash. We may also be required to make earn-out payments in the future that are contingent upon PVS achieving certain performance-related milestones. PVS develops and manufactures guidewires and microcatheter technology for use in accessing the brain, the heart and other areas of the anatomy. The acquisition of PVS was intended to provide us with additional vascular access technology.

Contingent Consideration

Certain of our business combinations involve the payment of contingent consideration. In accordance with Statement No. 142, we establish a contingent consideration liability at the acquisition date if the sum of the fair value assigned to assets acquired (including purchased research and development) and liabilities assumed exceed the initial cost of the acquired entity. The liability established equals the lesser of the maximum amount of the potential contingent consideration or the excess fair value. Payment of the additional consideration is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals.

During 2006, we paid $397 million for acquisition-related payments associated primarily with Advanced Bionics, CryoVascular and Smart Therapeutics, Inc. As of December 31, 2006, we had accrued approximately $220 million for acquisition-related payments, of which we paid approximately $200 million to the former shareholders of Advanced Bionics during the first quarter of 2007. During 2005, we paid $33 million for acquisition-related payments associated primarily with Catheter Innovations, Inc., Smart and Embolic Protection, Inc. (EPI). As of December 31, 2005, we had accrued $268 million for acquisition-related payments. In addition, as of December 31, 2005, we had recorded a liability of $89 million to account for the excess of

[Table of Contents]
the fair value of the assets acquired over the initial purchase price for certain of our acquisitions. During 2004, we paid $107 million for acquisition-related payments associated primarily with EPI, Smart and InFlow Dynamics, Inc.

Certain earn-out payments are based on multiples of the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At December 31, 2006, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4 billion, some of which may be payable in common stock, and which includes approximately $3 billion of estimated payments to Advanced Bionics. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2007 through 2016. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion, which includes approximately $7 billion for Advanced Bionics.

During the first quarter of 2007, we acquired EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. We issued approximately five million shares valued at approximately $90 million and approximately $10 million in cash to acquire the remaining interests of EndoTex and may be required to pay future consideration that is contingent upon EndoTex achieving certain performance-related milestones.

Purchased Research and Development

During 2006, we recorded $4.119 billion of purchased research and development. This amount included a charge of approximately $4.169 billion associated with the purchased research and development obtained in conjunction with the Guidant acquisition; a credit of approximately $67 million resulting primarily from the reversal of accrued contingent payments due to the cancellation of the TriVascular AAA program; and an expense of approximately $17 million resulting primarily from the application of equity method accounting for our investment in EndoTex.

The $4.169 billion of purchased research and development associated with the Guidant acquisition consists primarily of approximately $3.26 billion for acquired CRM-related products and approximately $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes approximately $369 million that represents the estimated fair value of the potential milestone payments of up to $500 million that we may receive from Abbott upon receipt of certain regulatory approvals by the vascular intervention and endovascular solutions businesses it acquired from Guidant. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments is dependent on future research and development activity and regulatory approvals, and the asset has no alternative future use as of the acquisition date. We will recognize the milestone payments, if received, as a gain in our financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the Frontier™CRM technology and rights to the everolimus-eluting stent technology that we share with Abbott. The Frontier CRM technology represents Guidant’s next-generation pulse generator platform that will incorporate new components and software while leveraging

[Table of Contents]
certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. We expect to leverage this platform across all CRM product lines to treat electrical dysfunction in the heart. We expect to launch various Frontier-based products commercially in the U.S. over the next 36 months, subject to regulatory approval. As of December 31, 2006, we estimate that the total cost to complete the Frontier CRM technology is between $150 million and $200 million. We expect material cash flows from Frontier-based products to commence in 2008.

The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug-eluting stent technology we share with Abbott. In December 2006, we launched PROMUS™, our first-generation everolimus-based stent, supplied by Abbott, in limited quantities in Europe. We expect to launch a first-generation everolimus-based stent, supplied by Abbott, in the U.S. in 2008, subject to regulatory approval. We expect to launch an internally manufactured next-generation everolimus-based stent in Europe in 2010 and in the U.S. in 2011. We expect that material net cash inflows (net of operating costs, including research and development costs to complete) from our internally manufactured everolimus-based drug-eluting stent will commence in 2010 or 2011, following its approval in Europe and in the U.S. As of December 31, 2006, we estimate that the cost to complete our next-generation everolimus-eluting stent technology project is between $200 million and $250 million. The in-process projects acquired in conjunction with the Guidant acquisition are generally progressing in line with our estimates as of the acquisition date.

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

The most significant 2005 purchased research and development projects included TriVascular’s AAA stent-graft and AST’s Petal™ bifurcation stent, which collectively represented 73 percent of our 2005 purchased research and development. During the second quarter of 2006, management cancelled the TriVascular AAA stent-graft program. AST’s Petal bifurcation stent is designed to expand into the side vessel where a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. We estimate the remaining cost to complete the Petal bifurcation stent to be between $100 million and $125 million. We expect material net cash inflows from the Petal bifurcation stent to begin in 2011, which is when we expect the stent to be commercially available in the U.S. in a drug-eluting configuration. The AST Petal bifurcation stent in-process project is generally progressing in line with our estimates as of the acquisition date.

In 2004, we recorded $65 million of purchased research and development. Our 2004 purchased research and development consisted primarily of $50 million relating to our acquisitions of Advanced Bionics and $14 million relating to our acquisition of PVS. The most significant in-process projects acquired in connection with our 2004 acquisitions included Advanced Bionics’ bion® microstimulator and drug delivery pump, which collectively represented 77 percent of our

[Table of Contents]
2004 acquired in-process projects’ value. The bion microstimulator is an implantable neurostimulation device designed to treat a variety of neurological conditions. We estimate the remaining cost to complete the bion microstimulator for migraine headaches to be approximately $35 million. We expect material cash flows from the bion microstimulator to commence in 2011, following its approval in the U.S., which we expect to occur in 2010. The Advanced Bionics drug delivery pump is an implanted programmable device designed to treat chronic pain. We estimate the remaining cost to complete the drug delivery pump to be between $50 million and $60 million. We continue to assess the pace and risk of development of the drug delivery pump, as well as general market opportunities for the pump, which may result in a delay in the timing of regulatory approval or lower potential market value. We currently expect material net cash inflows from the drug delivery pump to commence in 2012, following its approval in the U.S., which we expect to occur in 2011 or 2012. The estimated timing and costs to complete the bion microstimulator and the drug delivery pump have increased relative to what we estimated as of the acquisition date; however, we do not believe these increases will have a material impact on our results of operations or financial condition.

Note E—Goodwill and Other Intangible Assets

The gross carrying amount of goodwill and intangible assets and the related accumulated amortization for intangible assets subject to amortization at December 31 are as follows:

	2006		2005
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Technology - core	$6,909	$292	$829	$86
Technology - developed	1,338	441	453	244
Patents	583	244	547	209
Customer relationships	765	58	73	22
Other intangible assets	214	122	208	108
	$9,809	$1,157	$2,110	$669

Goodwill	$14,628		$1,938
Technology - core	356		356
	$14,984		$2,294

Our core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired through business combinations that is fundamental to the ongoing operation of our business and has no limit to its useful life. Our core technology that is not subject to amortization is comprised primarily of certain purchased stent and balloon technology, which is foundational to our continuing operation within the interventional cardiology market and other markets within interventional medicine. We amortize all other core technology over its estimated useful life.

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio at December 31, 2006 is as follows:

[Table of Contents]

Estimated Amortization Expense (in millions)
2007	$608
2008	566
2009	545
2010	533
2011	439

Goodwill as of December 31 as allocated by our reportable segments is as follows:
(in millions)	United States	Europe	Japan	Inter-Continental
Balance as of December 31, 2004	$1,440	$160	$55	$57
Purchase price adjustments	(35)	(4)	(1)	(2)
Goodwill acquired	19	3	3	9
Contingent consideration	189	26	5	14
Balance as of December 31, 2005	$1,613	$185	$62	$78
Purchase price adjustments	(4)
Goodwill acquired	7,642	3,700	387	625
Contingent consideration	278	40	5	17
Balance as of December 31, 2006	$9,529	$3,925	$454	$720

The 2006 and 2005 purchase price adjustments relate primarily to adjustments to reflect the fair value of deferred tax assets and liabilities acquired in connection with current year and prior year acquisitions properly.

Note F—Borrowings and Credit Arrangements

We had outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent as compared to outstanding borrowings of $2.02 billion at December 31, 2005 at a weighted average interest rate of 4.8 percent. At December 31, 2006 and 2005, our borrowings consisted of the following:

[Table of Contents]

(in millions)	2006	2005
Commercial paper		$ 149
Other current debt obligations	$7	7
	7	156

Term loan	5,000
Abbott loan	900
Senior notes	3,050	1,850
Fair value adjustment *	(12)	14
Discounts	(52)	(7)
Other	9	7
	8,895	1,864

	$8,902	$2,020

*
Represents unamortized (losses) gains on interest rate swaps used to hedge the fair value of certain of our senior notes. See Note G - Financial Instruments for further discussion regarding the treatment of our interest rate swaps.

The debt maturity schedule for our term loan, Abbott loan, and senior notes as of December 31, 2006 is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	Thereafter	Total
Term loan	$650	$650	$1,700	$2,000		$5,000
Abbott loan				900		900
Senior notes				850	$2,200	3,050
	$650	$650	$1,700	$3,750	$2,200	$8,950

Guidant Financing

In April 2006, to finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion, consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott. In addition, we terminated our existing revolving credit facilities and established a new $2.0 billion revolving credit facility. In May 2006, we repaid and terminated the $700 million 364-day interim credit facility loan. We are permitted to prepay the term loan and Abbott loan prior to maturity with no penalty or premium.

The term loan and revolving credit facility bear interest at LIBOR plus an interest margin of 0.725 percent. The interest margin is based on the highest two out of three of our long-term, senior unsecured, corporate credit ratings from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services (S&P). As of December 31, 2006, our credit ratings were BBB from Fitch; Baa3 from Moody’s; and BBB from S&P. These credit ratings are investment grade. The Moody’s and S&P ratings outlook is currently negative.

The $900 million loan from Abbott bears interest at a fixed 4.0 percent, payable semi-annually. We determined that an appropriate fair market interest rate on the loan from Abbott is 5.25

[Table of Contents]
percent per annum. We recorded the loan at a discount of approximately $50 million and will record interest at an imputed rate of 5.25 percent over the term of the loan.

Additionally, in June 2006, under our shelf registration previously filed with the SEC, we issued $1.2 billion of publicly registered senior notes. See the Senior Notes section of this note for the terms of this issuance.

Our revolving credit facility and term loan agreement requires that we maintain a ratio of debt to pro forma EBITDA, as defined by the agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. The agreement also requires that we maintain a ratio of pro forma EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of December 31, 2006, we were in compliance with both of these debt covenants. Exiting 2006, our ratio of debt to pro forma EBITDA was 3.6 to 1.0 and the ratio of pro forma EBITDA to interest expense was 5.6 to 1.0. Any breach of these covenants would require that we obtain waivers from our lenders and there can be no assurance that our lenders would grant such waivers.

Credit Facilities

At December 31, 2006 and 2005, our revolving credit facilities totaled approximately $2.0 billion. Use of the borrowings is unrestricted and the borrowings are unsecured. Our credit facilities provide borrowing capacity and support our commercial paper program. In March 2006, we repaid $149 million in commercial paper borrowings that were outstanding at December 31, 2005 at a weighted average interest rate of 4.11 percent. In September 2005, we repaid 45 billion Japanese yen (approximately $400 million) in credit facility borrowings outstanding at a weighted average interest rate of 0.37 percent.

We maintain a credit and security facility secured by our U.S. trade receivables that terminates in 2007. During the first quarter of 2006, we increased this facility from $100 million to $350 million. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings outstanding and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets.

There were no amounts outstanding against our available credit lines of $2.35 billion at December 31, 2006.

In addition, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 15 billion Japanese yen (translated to approximately $127 million at December 31, 2006 and 2005). We discounted $103 million of notes receivable as of December 31, 2006 and $109 million as of December 31, 2005 at an average interest rate of 0.75 percent.

At December 31, 2006, we had outstanding letters of credit and bank guarantees of approximately $90 million, which consisted primarily of financial lines of credit provided by banks and

[Table of Contents]
collateral for workers’ compensation programs. We enter these letters of credit and bank guarantees in the normal course of business. As of December 31, 2006, we had not drawn any amounts on the letters of credit or guarantees. At this time, we do not believe we will be required to fund or draw any amounts from the guarantees or letters of credit and, accordingly, we have not recognized a related liability in our financial statements as of December 31, 2006. Our letters of credit and bank guarantees were immaterial at December 31, 2005.

Senior Notes

We had senior notes of $3.05 billion outstanding at December 31, 2006 and $1.85 billion outstanding at December 31, 2005. These notes are publicly registered securities, which are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes rank junior to our secured debt, which include our $5.0 billion five-year term loan, and have senior priority to our subordinated indebtedness, which includes our $900 million note from Abbott. Our senior notes at December 31, 2006 consist of the following:

	Amount (in millions)	Issuance Date	Maturity Date	Semi-annual Coupon Rate

January 2011 Notes	$250	November 2004	January 2011	4.25%
June 2011 Notes	600	June 2006	June 2011	6.0%
June 2014 Notes	600	June 2004	June 2014	5.45%
November 2015 Notes	400	November 2005	November 2015	5.5%
June 2016 Notes	600	June 2006	June 2016	6.4%
January 2017 Notes	250	November 2004	January 2017	5.125%
November 2035 Notes	350	November 2005	November 2035	6.25%

In April 2006, we increased the interest rate payable on our November 2015 and November 2035 notes by 0.75 percent in connection with the downgrading of our credit ratings as a result of the Guidant acquisition. Subsequent rating improvements may result in a decrease in the adjusted interest rate. The interest rate on the date these senior notes were originally issued will be permanently reinstated if and when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Note G—Financial Instruments

Carrying amounts and fair values of our financial instruments at December 31 are as follows:

	2006		2005
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Foreign exchange contracts	$71	$71	$176	$176
Interest rate swap contracts			21	21
Liabilities
Long-term debt	$8,895	$8,862	$1,862	$1,859
Foreign exchange contracts	27	27	55	55
Interest rate swap contracts	11	11	7	7

[Table of Contents]
Considerable judgment is required in interpreting market data to develop estimates of fair value. Estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange due to changes in market rates since the reporting date.

Derivative Instruments and Hedging Activities

We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. We operate the program pursuant to documented corporate risk management policies. We do not enter into derivative transactions for speculative purposes.

We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. We had currency derivative instruments outstanding in the contract amounts of $3.413 billion at December 31, 2006 and $3.593 billion at December 31, 2005. In addition, we had interest rate swap contracts outstanding in the notional amounts of $2.0 billion at December 31, 2006 and $1.1 billion at December 31, 2005. The increase in the notional amount of our interest rate swaps is due to entering into $2.0 billion of hedge contracts related to our $5.0 billion five-year term loan during 2006, offset by our termination of $1.1 billion in hedge contracts related to certain of our existing senior notes.

Currency Transaction Hedging

We manage our currency transaction exposures on a consolidated basis to take advantage of offsetting transactions. We use foreign currency denominated borrowings and currency forward contracts to manage the majority of the remaining transaction exposure. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the assets and liabilities being hedged. Changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Currency Translation Hedging

We use currency forward and option contracts to reduce the risk that our earnings and cash flows, associated with forecasted foreign currency denominated intercompany and third-party transactions, will be affected by currency exchange rate changes. Changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, Euro, British pound sterling, Australian dollar and Canadian dollar). We may experience unanticipated currency exchange gains or losses to the extent that there are timing or permanent differences between forecasted and actual activity during periods of currency volatility. We record the effective portion of any change in the fair value of the derivative instruments, designated as cash flow hedges, in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the cash flow hedge from other comprehensive income to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the effective portion of any gain or loss on the

[Table of Contents]
related cash flow hedge from other comprehensive income to earnings at that time. Gains and losses from hedge ineffectiveness were immaterial in 2006, 2005 and 2004. We recognized a net gain of $38 million during 2006, a net loss of $12 million during 2005, and a net loss of $51 million during 2004 on hedge contracts that matured in accordance with our currency translation risk management program. All cash flow hedges outstanding at December 31, 2006 mature within the subsequent 36-month period. As of December 31, 2006, $28 million of net unrealized gains are recorded in accumulated other comprehensive income, net of tax, to recognize the effective portion of the fair value of any derivative instruments that are, or previously were, designated as foreign currency cash flow hedges as compared to $67 million of net unrealized gains at December 31, 2005. At December 31, 2006, there are $22 million of net gains, net of tax, which we may reclassify to earnings within the next twelve months to mitigate foreign exchange risk.

Interest Rate Hedging

We use interest rate derivative instruments to manage our exposure to interest rate movements and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We designate these derivative instruments as either fair value or cash flow hedges under Statement No. 133. We record changes in the fair value of fair value hedges in other income and expense, which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest expense includes interest payments made or received under interest rate derivative instruments. We record the effective portion of any change in the fair value of cash flow hedges as other comprehensive income, net of tax, and reclassify the gains or losses to interest expense during the hedged interest payment period.

Prior to 2006, we entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR to hedge against potential changes in the fair value of certain of our senior notes. We designated these interest rate swaps as fair value hedges under Statement No. 133 with changes in fair value recorded to earnings offset by changes in the fair value of our hedged senior notes. We terminated these hedges during 2006 and realized a net loss of $14 million, which we recorded to the carrying amount of certain of our senior notes. As of December 31, 2006, the carrying amount of certain of our senior notes included $4 million of unamortized gains and $16 million of unamortized losses. As of December 31, 2005, the carrying amount of certain of our senior notes included $21 million of unrealized gains that we recorded as other long-term assets and $7 million of unrealized losses recorded as other long-term liabilities to recognize the fair value of the interest rate swaps.

During 2006 and 2005, we entered into floating-to-fixed treasury locks to hedge against potential changes in future cash flows of certain senior note issuances. The objective of these hedges was to protect against variability of interest payments on the forecasted senior notes issuance. We designated these agreements as cash flow hedges under Statement No. 133. Upon termination of the treasury locks, we realized net gains of $21 million during 2006. We recorded approximately $11 million, net of tax, as other comprehensive income during 2006, which we will amortize into earnings over the life of the hedged debt. During 2006, gains to earnings for ineffectiveness were immaterial. At December 31, 2006, we recorded $12 million of unamortized gain, net of tax, related to these treasury locks. Amounts recorded in 2005 associated with treasury locks were immaterial.

During the year ended December 31, 2006, we entered into floating-to-fixed interest rate swaps indexed to three-month LIBOR to hedge against variability in interest payments on $2.0 billion of our $5.0 billion five-year term loan. Three-month LIBOR approximated 5.36 percent at

[Table of Contents]
December 31, 2006. We designated these interest rate swaps as cash flow hedges under Statement No. 133 and, as such, we recorded the unrealized gains or losses as other comprehensive income, net of tax, until the hedged cash flow takes place. At December 31, 2006, we recorded a loss of $7 million, net of tax, in other comprehensive income to recognize the fair value of these swaps.

We recognized $2 million of net interest expense reductions related to interest rate derivative contracts in 2006 as compared to $9 million in 2005 and $16 million in 2004.

Note H—Leases

Rent expense amounted to $80 million in 2006, $63 million in 2005, and $50 million in 2004.

Future minimum rental commitments at December 31, 2006 under noncancelable operating lease agreements are as follows:

(in millions)
2007	$61
2008	47
2009	24
2010	11
2011	5
Thereafter	36
$184

In 2005, we entered a lease agreement with an entity affiliated with a co-chief executive officer of our Neuromodulation division to construct a new manufacturing facility for that business. We were reimbursed for the first $12 million in construction costs and are responsible for all additional costs to complete and prepare the facility for occupancy. We estimate costs to complete the project to be approximately $45 million. Future lease payments over the remaining 14-year lease term are approximately $35 million. In addition, we have the option to purchase the facility after the first lease year.

Our obligations under noncancelable capital leases were immaterial as of December 31, 2006 and December 31, 2005.

Note I—Income Taxes

Income before income taxes consists of the following:

(in millions)	2006	2005	2004
Domestic	$(4,535)	$(126)	$353
Foreign	1,000	1,017	1,141
	$(3,535)	$891	$1,494

The related provision for income taxes consists of the following:

[Table of Contents]

(in millions)	2006	2005	2004
Current
Federal	$251	$136	$233
State	53	37	20
Foreign	158	86	149
	$462	$259	$402
Deferred
Federal	$(421)	$(25)	$73
State	(24)	(1)	4
Foreign	25	30	(47)
	(420)	4	30
	$42	$263	$432

The reconciliation of income taxes at the federal statutory rate to the actual provision for income taxes is as follows:

	2006	2005	2004
U.S. federal statutory income tax rate	(35.0%)	35.0%	35.0%
State income taxes, net of federal benefit	0.5%	3.0%	1.1%
Effect of foreign taxes	(6.1%)	(31.9%)	(12.4%)
Non-deductible acquisition expenses	40.8%	9.9%	1.5%
Research credit	(0.6%)	(1.6%)	(1.4%)
Valuation allowance	2.2%	(0.7%)	(0.6%)
Tax liability release on unremitted earnings	(3.8%)
Legal settlement		10.2%	1.8%
Extraordinary dividend from subsidiaries		(0.7%)	4.1%
Sale of intangible assets	3.3%	5.9%
Other, net	(0.1%)	0.4%	(0.2%)
	1.2%	29.5%	28.9%

Significant components of our deferred tax assets and liabilities at December 31 are as follows:

[Table of Contents]

(in millions)	2006	2005
Deferred tax assets
Inventory costs, intercompany profit and related reserves	$241	$142
Tax benefit of net operating loss, capital loss and tax credits	188	154
Reserves and accruals	291	125
Restructuring and acquisition-related charges, including purchased research and development	108	144
Litigation and product liability reserves	114
Investment write-down	78
Stock-based compensation expense	57
Other	5	53
	1,082	618
Less: valuation allowance on deferred tax assets	97	17
	$985	$601
Deferred tax liabilities
Property, plant and equipment	$76	$10
Intangible assets	3,053	453
Unremitted earnings of subsidiaries		133
Litigation settlement	24	24
Unrealized gains on available-for-sale securities	10	14
Unrealized gains on derivative financial instruments	19	39
Other	4	38
	3,186	711
	$(2,201)	$(110)

At December 31, 2006, we had U.S. tax net operating loss, capital loss and tax credit carryforwards, the tax effect of which was $88 million. In addition, we had foreign tax net operating loss and capital loss carryforwards, the tax effect of which was $100 million. These carryforwards will expire periodically beginning in 2007. We established a valuation allowance of $97 million against these carryforwards due to our determination, after consideration of all evidence, both positive and negative, that it is more likely than not that the carryforwards will not be realized. The increase in the valuation allowance from 2005 to 2006 is attributable primarily to foreign net operating losses generated during the year.

The income tax impact of the unrealized gain or loss component of other comprehensive income was a benefit of $27 million in 2006, a provision of $82 million in 2005 and a benefit of $30 million in 2004.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $7.186 billion at December 31, 2006 and $2.106 billion at December 31, 2005.

[Table of Contents]
As of December 31, 2005, we had recorded a $133 million deferred tax liability for unremitted earnings of certain foreign subsidiaries that we had anticipated repatriating in the foreseeable future. During 2006, we made a significant acquisition that, when combined with certain changes in business conditions subsequent to the acquisition, resulted in a reevaluation of this liability. We have determined that we will not repatriate these earnings in the foreseeable future and, instead, will indefinitely reinvest these earnings in foreign operations in order to repay debt obligations associated with the acquisition. As a result, we reversed the deferred tax liability and reduced income tax expense by $133 million in 2006.

During the first quarter of 2005, we repatriated $1.046 billion in extraordinary dividends, as defined in the American Jobs Creation Act, from our non-U.S. operations. The American Jobs Creation Act, enacted in October 2004, created a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends-received deduction for certain dividends from controlled foreign operations. In 2005, we repatriated earnings of non-U.S. subsidiaries for which we had previously accrued tax liabilities. The resulting tax liabilities associated with this repatriation were $127 million.

Note J—Commitments and Contingencies

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

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products.

We are substantially self-insured with respect to general, product liability and securities claims. In the normal course of business, product liability and securities claims are asserted against us. In connection with the acquisition of Guidant, the number of product liability claims and other legal proceedings filed against us, including private securities litigation and shareholder derivative suits, significantly increased. Product liability and securities claims against us may be asserted in the future related to events not known to management at the present time. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls,

[Table of Contents]
securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

Our accrual for legal matters that are probable and estimable was $485 million at December 31, 2006 and $35 million at December 31, 2005. The amounts accrued at December 31, 2006 represent primarily accrued legal defense costs related to assumed Guidant litigation and product liability claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we are still assessing certain assumed litigation and product liability claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future. See Note A - Significant Accounting Policies for further discussion on our policy for accounting for legal, product liability and security claims.

In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our accrual as of December 31, 2006 or otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated.

In connection with Abbott’s acquisition of Guidant’s vascular intervention and endovascular solutions businesses, it assumed all liabilities of Guidant and its affiliates to the extent relating to these businesses and agreed to indemnify Guidant and its affiliates from any losses arising out of or relating to the businesses and the assumed liabilities. As a result, certain legal proceedings related to the businesses to which Guidant and/or its affiliates are a party have been assumed by and are the responsibility of Abbott. These proceedings are not expected to have a material impact on us and are not described herein.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and SCIMED Life Systems, Inc., our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against us and SCIMED alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The Court of Appeals remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, we filed an appeal. A hearing on the appeal has not yet been scheduled.  Even though it is reasonably possible that the we may incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

[Table of Contents]
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

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against Boston Scientific alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patent. In August 2006, we appealed the Court’s decision to the Supreme Court. On January 18, 2007, the Supreme Court denied review. A trial has not yet been scheduled.

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by Boston Scientific. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by Boston Scientific infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. Trial is scheduled to begin on October 9, 2007.

On March 26, 2002, we and Target Therapeutics, Inc., our wholly owned subsidiary, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and /or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgement in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the

[Table of Contents]
patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 9, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to one of the patents and a hearing on Cordis’ motion is scheduled for March 22, 2007. A trial has not yet been scheduled.

On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific and SCIMED alleging that our Express2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express2™, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. We filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, our motion was denied. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe our patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson has moved for reconsideration of the Court’s decision. Even though it is reasonably possible that we will incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On March 13, 2003, we, and Boston Scientific Scimed, Inc., filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. We subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes four of our additional patents (“Additional Patents”). Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, we amended our complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit.  We may replace Abbott for Guidant as a party in the suit as a result of Abbott’s purchase of Guidant’s vascular interventions and endovascular solutions businesses.  In March 2005, we filed a stipulated dismissal as to three of the four Additional Patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of our patents and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson has moved for reconsideration of the Court’s decision. A summary judgment hearing as to the remaining patent was held on June 14, 2006. A trial regarding infringement and validity of the remaining patent has not yet been scheduled.

On December 24, 2003, we (through our subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic® stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents. The suit was filed in the

[Table of Contents]
District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. The Belgium Court linked all Johnson & Johnson entities into a single action but dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, we refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking cross-border, injunctive and monetary relief for infringement of the same European patent. A hearing has not yet been scheduled. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France and, in January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. We have filed a counterclaim infringement action in Italy.

On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen. The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis’ infringing acts in The Netherlands will be determined at a later date. Cordis’ appeal of the validity and infringement ruling by The Hague Court remains pending. A hearing on this appeal was held on November 2, 2006 and a decision is expected on March 15, 2007.

On September 27, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A final hearing has not yet been scheduled.

On October 15, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our German utility models. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A final hearing has not yet been scheduled.

On December 30, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our German utility models. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on December 1, 2005. In January 2006, the judge rendered a decision of non-infringement. On January 29, 2006, Scimed appealed the judge’s decision. On February 15, 2007, the Court decided to appoint a technical expert. A hearing date has not yet been scheduled.

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair

[Table of Contents]
dealing. The complaint further alleges that we and Abbott tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. We and Guidant filed a motion to dismiss the complaint on November 15, 2006. Johnson & Johnson filed its opposition to the motion on January 9, 2007, and defendants filed their reply on January 31, 2007. A hearing on the motion to dismiss was held on February 28, 2007. The judge took the matter under advisement, and stayed discovery pending his decision on the motion.

On February 1, 2005, we and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medsystems, Inc., a subsidiary of Johnson and Johnson, in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. A hearing was held on October 27, 2006, and a decision was rendered on January 17, 2007 in favor of Angiotech and us.

On May 4, 2006, we filed suit against Conor Medsystems Ireland Ltd. alleging that its Costar® paclitaxel-eluting coronary stent system infringes our balloon catheter patent. The suit was filed in Ireland seeking monetary and injunctive relief.  On May 24, 2006, Conor responded, denying the allegations and filed a counterclaim against us alleging that the patent is not valid and is unenforceable.

On November 8, 2005, we and Scimed filed suit against Conor alleging that certain of Conor’s stent and drug-coated stent products infringe a patent owned by us. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On December 30, 2005, Conor answered the complaint, denying the allegations. Trial is expected to begin on October 15, 2007.

Litigation with Medtronic, Inc.

On March 1, 2006, Medtronic Vascular filed suit against us and SCIMED alleging that our balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief.

[Table of Contents]
On April 25, 2006, we answered and filed a counterclaim seeking a declaratory judgment of invalidity and non-infringement. Trial is scheduled to begin on May 5, 2008.

Litigation Relating to St. Jude Medical, Inc.

On February 2, 2004, Guidant, Guidant Sales Corp. (GSC), Cardiac Pacemakers, Inc. (CPI) and Mirowski Family Ventures LLC filed a declaratory judgment action in the District Court for Delaware against St. Jude Medical and Pacesetter Inc., a subsidiary of St. Jude Medical, alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe a patent exclusively licensed to Guidant. Pursuant to a Settlement Agreement dated July 29, 2006 between us and St. Jude Medical, the parties have agreed to limit the scope and available remedies of this case. Trial is scheduled to begin on August 20, 2007.

GSC, CPI and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between us and St. Jude Medical, the parties agreed to limit the scope and available remedies of this case. Trial is scheduled to begin on April 30, 2007.

Litigation with Medinol Ltd.

On February 20, 2006, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that the Company’s Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté™ stent system internationally or in the United States, the continued sale of the TAXUS® Liberté™ stent system internationally or the launch of the TAXUS® Liberté™ stent system in the United States. We plan to defend against Medinol’s claims vigorously. The arbitration hearing is scheduled to begin on September 17, 2007.

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. We appealed the Court’s decision in December 2003. A hearing on the appeal was held on August 17, 2006. On December 14, 2006, a decision was rendered upholding the trial court ruling.

On February 26, 2007, Medinol filed a Vindication Action against us in the German District Court of Munich, Germany. The complaint alleges, and seeks a ruling, that Medinol be deemed the owner of one of our patents covering coronary stent designs. We are in the process of evaluating this matter.

[Table of Contents]
Other Patent Litigation

On September 12, 2002, ev3 Inc. filed suit against The Regents of the University of California and a subsidiary of ours in the District Court of The Hague, The Netherlands, seeking a declaration that ev3’s EDC II and VDS embolic coil products do not infringe three patents licensed to us from The Regents. On October 22, 2003, the Court ruled that the ev3 products infringe three patents licensed to us. On December 18, 2003, ev3 appealed the Court’s ruling. A hearing on the appeal has not yet been scheduled. A damages hearing is scheduled for June 15, 2007.

On March 29, 2005, we and our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against ev3 for patent infringement, alleging that ev3’s SpideRX™ embolic protection device infringes four U.S. patents owned by us. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 9, 2005, ev3 answered the complaint, denying the allegations, and filed a counterclaim seeking a declaratory judgment of invalidity and unenforceability, and noninfringement of our patents in the suit. On October 28, 2005, ev3 filed its first amended answer and counterclaim alleging that certain of our embolic protection devices infringe a patent owned by ev3. On June 20, 2006, we filed an amended complaint adding a claim of trade secret misappropriation and claiming infringement of two additional U.S. patents owned by us. On June 30, 2006, ev3 filed an amended answer and counterclaim alleging infringement of two additional U.S. patents owned by ev3. A trial has not yet been scheduled.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc., a subsidiary of ev3, and Dendron GmbH alleging that Micro Therapeutics’ Sapphire™ detachable coil delivery systems infringe twelve patents licensed to us and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include us and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, we, as a third-party defendant, filed a motion to dismiss us from the case. On July 9, 2004, the Court granted our motion in part and dismissed us and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent and denied The Regents’ cross-motion for summary judgment of unenforceability. A trial has been scheduled for June 5, 2007.

On September 27, 2004, we and a subsidiary filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to the subsidiary. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against us relating to three U.S. patents owned by Micrus, and antitrust violations. On January 10, 2005, we filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of our patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted. Subsequently, Micrus provided a covenant not to sue us with respect to one of the Micrus patents. A trial date has not yet been set.

On November 26, 2005, we and Angiotech filed suit against Occam International, BV in The Hague, The Netherlands seeking a preliminary injunction against Occam’s drug-eluting stent

[Table of Contents]
products based on infringement of patents owned by Angiotech and licensed to us. A hearing was held January 13, 2006, and on January 27, 2006, the Court denied our request for a preliminary injunction. We and Angiotech have appealed the Court’s decision, and the parties plan to pursue normal infringement proceedings against Occam in The Netherlands.

On April 4, 2005, we and Angiotech filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court’s decision. A hearing on the appeal has not been scheduled.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights assigned to our covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, we answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case.

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, we filed an answer, denying the allegations of the complaint. Trial is expected to begin on January 3, 2008.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on our behalf in the U.S. District Court for the Southern District of New York against the Company’s then current directors and us as nominal defendant. Both complaints allege, among other things, that with regard to our relationship with Medinol, the defendants breached their fiduciary duties to us and our shareholders in our management and affairs, and in the use and preservation of our assets. The suits seek a declaration of the directors’ alleged breach, damages sustained by us as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and us as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against us. After the resolution of the Medinol lawsuit, plaintiffs, on May 1, 2006, were permitted to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties’ agreement to stay the action. The defendants filed a motion to dismiss the amended complaint on or about June 30, 2006. The motion was denied without prejudice at a hearing on October 20, 2006, and the Court ordered that the amended complaint be deemed a demand for our Board of Directors to consider taking action in connection with the allegations of the amended complaint. The Court stayed the litigation until March 9, 2007.

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit for and on behalf of Boston Scientific in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against our directors, certain of our current and former officers and Boston Scientific as nominal defendant. The complaint alleged, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to Boston Scientific and its shareholders in the management and affairs of our business and in the use and preservation of our assets. The complaint also alleged that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold our stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits sought a declaration of the directors’ and officers’ alleged breaches, unspecified damages sustained by us as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. Following consolidation of the cases, the defendants filed a motion to dismiss the consolidated derivative complaint. Our motion to dismiss was granted without leave to amend on September 11, 2006. On September 21, 2006, plaintiff Laborers Local 100 and 397 Pension Fund filed a motion to alter or amend judgment and for leave to file an amended complaint which was denied on October 19, 2006. On February 17, 2007, the Board of Directors received two letters from the Laborers Local 100 and 397 Pension Fund demanding that the Board of Directors investigate and commence action against the defendants named in the original complaint in connection with the matters alleged in the original complaint. The second letter made a demand for an inspection of certain books and records for the purpose of, among other things, the investigation of possible breaches of fiduciary duty, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. The Board of Directors and the Company are considering what actions should be taken in response to the letters.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers

[Table of Contents]
violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006. A hearing on the motion was held on January 30, 2007.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in our Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006. Plaintiffs filed their opposition memorandum on December 15, 2006, and defendants filed their reply on January 16, 2007. A hearing has not yet been scheduled.

On January 26, 2006, Donald Wright filed a purported class action complaint in the U.S. District Court for the District of Minnesota against us and Guidant on behalf of himself and all other senior citizens and handicapped persons similarly situated seeking a permanent injunction to prohibit us from completing its acquisition of Guidant, alleging violations of the Minnesota Fraudulent Transfers Act and Consumer Fraud Act. The complaint seeks restitution on behalf of those persons who suffered injury related to Guidant’s cardiac pacemakers and/or defibrillators. The complaint also seeks monetary damages and injunctive relief. Mr. Wright filed an amended complaint on February 21, 2006, dropping his claim for monetary damages.

We are a defendant in two lawsuits involving the TAXUS Express2 paclitaxel-eluting coronary stent system in which the plaintiffs are seeking class certification. On November 16, 2006, Michael Seaburn and Beatriz Seaburn filed suit in the U.S. District Court for the Southern District of Florida on behalf of themselves and a purported class of plaintiffs resident in the United States. On January 23, 2007, Ronald E. and Tammy Coterill filed suit in the U.S. District Court for the District of Idaho on behalf of themselves and a purported class of plaintiffs resident in the state of Idaho or any contiguous state. Both complaints seek certification of class status and also seek compensatory damages for personal injury, restitution of the purchase price, disgorgement of our profits associated with the sale of TAXUS stent systems, and, in the Idaho case, injunctive relief in the form of medical monitoring. We have answered both complaints and intend to vigorously defend against each of their allegations.

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

[Table of Contents]
Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has approximately 18 suits outstanding, and more suits may be filed. Additionally, Guidant has been notified of over 150 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages.

While insurance may reduce Guidant’s exposure with respect to ANCURE claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud. Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also have initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. The lawsuits are virtually identical and proceeding in both state courts. A trial has not yet been scheduled in the Illinois case. A trial is expected to begin in late 2007 or early 2008 in the Indiana case.

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. Guidant moved to dismiss the federal derivative action. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On January 23, 2006, Guidant and its directors moved to dismiss the amended complaint. On March 1, 2006, a second amended complaint in the federal derivative case was filed. On May 1, 2006, the defendants moved to dismiss the second amended complaint. This motion remains pending.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complaint, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Seventh Circuit. This appeal remains pending.

Approximately 75 product liability class action lawsuits and more than 1,100 individual lawsuits are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but

[Table of Contents]
approximately 83 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. The MDL Court scheduled the first federal court trial for July 16, 2007. An additional nine lawsuits are pending in Canada. Of these nine suits in Canada, six are putative class actions and three are individual lawsuits. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the recent product communications. The first state court trial has been scheduled in Minnesota for January 28, 2008.

In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. Pursuant to an agreement between the parties, the cases originally scheduled to be tried in Texas state court in September 2006 are no longer set for trial.  Earlier this year, the FDA’s Office of Criminal Investigations has issued a subpoena to the plaintiffs’ attorneys involved in this trial asking plaintiffs’ counsel to turn over documents they have received from Guidant as part of the civil litigation discovery process. To date, Guidant has also been informed of over 4,500 claims of individuals that may or may not mature into filed suits.

Guidant has received requests for information in the form of Civil Investigative Demands (CID) from the attorneys general of Arizona, California, Oregon, Illinois, Vermont and Louisiana. These attorneys general advise that approximately thirty other states and the District of Columbia are cooperating in these CID demands. The CIDs pertain to whether Guidant violated any applicable state laws, primarily state consumer protection laws, in connection with the sale and promotion of certain of its implantable defibrillators. Guidant is cooperating with these investigations.

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

Approximately seventy former employees have filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with Guidant’s reduction in force. In September 2006, the EEOC found probable cause to support the allegations in the charges pending before it. Separately, in April 2006, approximately sixty of these former employees also sued Guidant in federal district court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with a reduction in force. The parties each filed summary judgment motions. All but one of the

[Table of Contents]
plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties conducted discovery in the fall of 2006 regarding the issue of the validity of those releases and have since filed cross motions for summary judgment on this issue. A hearing on the summary judgment motions was held on February 21, 2007, and a decision has not yet been rendered.

Guidant is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or MSP) private right of action, as well as related claims. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of recent voluntary field actions. Both of these cases are now pending in the MDL in the United States District Court for the District of Minnesota. We have moved to dismiss one of the suits and the plaintiff filed an opposition to this motion. A hearing on the motion is expected to be scheduled early in the second quarter of 2007. The Court has stayed the response time for the other action.

Guidant or its affiliates are defendants in four separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s voluntary field actions.

Two of these actions are pending in the multi-district litigation in the federal district court in Minnesota (MDL) as part of a single ‘master complaint,’ filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant. Guidant has moved to dismiss the MDL TPP claims in the master complaint for failure to state a claim. A hearing on the motion is expected to be scheduled before the end of the second quarter of 2007.

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

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The civil lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranties related to some upgraded or replaced medical devices, thereby allegedly causing hospitals to allegedly file reimbursement claims with federal and state healthcare programs for amounts that did not reflect available warranty credits. To date, none of these states have formally intervened in this case. On April 25, 2006, the Court denied Guidant’s motion to dismiss the complaint and ordered the plaintiff to file a second amended complaint. On May 4, 2006, the plaintiff filed a second amended complaint. On May 24, 2006, Guidant moved to dismiss that complaint, which was denied by the Court on September 13, 2006. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006.

[Table of Contents]
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

On May 3, 2006, Emergency Care Research Institute (ECRI) filed a complaint against Guidant in the U.S. District Court for the Eastern District of Pennsylvania generally seeking a declaration that ECRI may publish confidential pricing information about Guidant’s medical devices. The complaint seeks, on constitutional and other grounds, a declaration that confidentiality clauses contained in contracts between Guidant and its customers are not binding and that ECRI does not tortiously interfere with Guidant’s contractual relations by obtaining and publishing Guidant pricing information. Guidant’s motion to transfer the matter to Minnesota was denied and discovery is proceeding in the Eastern District of Pennsylvania. A trial is expected to be scheduled in late 2007 or early 2008.

In February 2003, Boston Scientific completed its acquisition of Inflow Dynamics, Inc. pursuant to an Agreement and Plan of Merger dated December 2, 2002, among Boston Scientific, Inflow Dynamics, the stockholders of Inflow Dynamics and Eckard Alt, Donald Green and Jerry Griffin, acting in each case solely as members of the Stockholder Representative Committee (the “Merger Agreement”). On September 21, 2006, the Stockholder Representative Committee made a demand for arbitration pursuant to the terms of the Merger Agreement seeking contingent payments with respect to the sales of our Liberte™ stent system and TAXUS Liberte stent system. A hearing is scheduled before a panel of arbitrators on June 28 and 29, 2007.

On July 17, 2006, Carla Woods and Jeffrey Goldberg, as Trustees of the Bionics Trust and Stockholders’ Representative, filed a lawsuit against us in the U. S. District Court for the Southern District of New York. The complaint alleges that we breached the Agreement and Plan of Merger among Boston Scientific Corporation, Advanced Bionics Corporation, the Bionics Trust, Alfred E. Mann, Jeffrey H. Greiner, and David MacCallum, collectively in their capacity as Stockholders’ Representative, and others dated May 28, 2004 (“the Merger Agreement”) or, alternatively, the covenant of good faith and fair dealing. The complaint seeks injunctive and other relief. On February 20, 2007, the Court entered a preliminary injunction prohibiting Boston Scientific from taking certain actions until it completes specific actions described in the Merger Agreement. On February 22, 2007, the plaintiffs filed a motion for leave to amend their complaint to add rescission of the Merger Agreement as an additional possible remedy. That motion has not yet been briefed. No scheduling order has been entered by the court, and no trial date has been set.

On January 16, 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 University Hospital Centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. We are in the process of evaluating this matter.

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record-keeping procedures in its CRM facility in St. Paul, Minnesota. This FDA warning letter followed an inspection completed by the FDA on September 1, 2005 and cited a number of observations. Guidant received a follow-up letter from the FDA dated January 5, 2006. As stated in this follow-up letter, until we have corrected the identified deficiencies, the FDA may not grant requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the deficiencies described are reasonably related. The FDA conducted a further inspection of the CRM facility between December 15, 2005 and February 9, 2006 and made one additional inspectional observation. The FDA has concluded its reinspection of our CRM facilities.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As

[Table of Contents]
also stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve PMA applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected.

Litigation-Related Charges

In 2005, we recorded a $780 million pre-tax charge associated with the Medinol litigation settlement. On September 21, 2005, we reached a settlement with Medinol resolving certain contract and patent infringement litigation. In conjunction with the settlement agreement, we paid $750 million in cash and cancelled our equity investment in Medinol.

In 2004, we recorded a $75 million provision for certain legal and regulatory matters, which included a civil settlement with the U.S. Department of Justice, which we paid in 2005.

Note K—Stockholders’ Equity

Preferred Stock

We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. At December 31, 2006 and December 31, 2005, we had no shares of preferred stock issued or outstanding.

Common Stock

We are authorized to issue 2.0 billion shares of common stock, $.01 par value per share. During the first quarter of 2006, we increased our authorized common stock from 1.2 billion shares to 2.0 billion shares in anticipation of the Guidant acquisition. Holders of common stock are entitled to one vote per share. Holders of common stock are entitled to receive dividends, if and when declared by the Board of Directors, and to share ratably in our assets legally available for distribution to our stockholders in the event of liquidation. Holders of common stock have no preemptive, subscription, redemption, or conversion rights. The holders of common stock do not have cumulative voting rights. The holders of a majority of the shares of common stock can elect all of the directors and can control our management and affairs.

During 2004, we modified certain of our stock option plans, principally for options granted prior to May 2001, to change the definition of retirement to conform to the definition generally used in our stock option plans subsequent to May 2001. As a result of these modifications, we recorded a $90 million charge ($60 million after-tax) in 2004. The key assumptions in estimating the charge were the anticipated retirement age and the expected exercise patterns for the individuals whose options we modified.

We did not repurchase any shares of our common stock during 2006. We repurchased approximately 25 million shares of our common stock at an aggregate cost of $734 million in 2005, and 10 million shares of our common stock at an aggregate cost of $360 million in 2004. Since 1992, we have repurchased approximately 132 million shares of our common stock and have approximately 12 million shares of common stock held in treasury at year-end.

[Table of Contents]
Approximately 37 million shares remain under previous share repurchase authorizations. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including strategic alliances and acquisitions.

Note L—Stock Ownership Plans

Employee and Director Stock Incentive Plans

Our 2000 and 2003 Long-Term Incentive Plans (Plans) provide for the issuance of up to 90 million shares of common stock. Together, the Plans cover officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorized cash awards under the plans in recognition of the achievement of long-term performance objectives established by the Committee.

Nonqualified options issued to employees generally are granted with an exercise price equal to the market price of our stock on the grant date, generally vest over a four-year service period, and have a 10-year contractual life. In the case of qualified options, if the recipient owns more than 10 percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards (awards other than options) issued to employees generally are granted with an exercise price of zero and typically vest in four to five equal annual installments beginning with the second anniversary of the date of grant. These awards represent our commitment to issue shares to recipients after a vesting period. The slightly longer vesting period for non-vested stock awards reflects the fact that they have immediate value compared to options, which only have value if our stock price increases. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient. We generally issue shares for option exercises and non-vested stock from our treasury, if available.

During 2004, the FASB issued Statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends Statement No. 95, Statement of Cash Flows. In general, Statement No. 123(R) contains similar accounting concepts as those described in Statement No. 123. However, Statement No. 123(R) requires that we recognize all share-based payments to employees, including grants of employee stock options, in our consolidated statements of operations based on their fair values. Pro forma disclosure is no longer an alternative.

We adopted Statement No. 123(R) on January 1, 2006 using the “modified-prospective method,” which is a method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (ii) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that remain unvested on the effective date. In accordance with this method of adoption, we have not restated prior period results of operations and financial position to reflect the impact of stock-based compensation expense. Prior to the adoption of Statement No. 123(R), we accounted for options using the intrinsic value method under the guidance of APB Opinion No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

[Table of Contents]
The following presents the impact on our consolidated statement of operations of stock-based compensation expense recognized for the year ended December 31, 2006 for options and restricted stock awards:

(in millions)
Cost of products sold	$15
Selling, general and administrative expenses	74
Research and development expenses	24
Loss before income taxes	113
Income tax benefit	32
Net loss	$81

Net loss per common share - basic	$0.06
Net loss per common share - assuming dilution	$0.06

For the year ended December 31, 2006, as a result of adopting Statement No. 123(R), our loss before income taxes was $68 million lower and our net loss was $48 million lower than if we had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted loss per share was $0.04 lower than if we had continued to account for share-based compensation under APB Opinion No. 25.

If we had elected to recognize compensation expense for the granting of options under stock option plans based on the fair values at the grant date consistent with the methodology prescribed by Statement No. 123, we would have reported net income and net income per share as the following pro forma amounts:

[Table of Contents]

	Year Ended December 31,
(in millions, except per share data)	2005	2004

Net income, as reported	$628	$1,062
Add: Stock-based employee compensation expense included in net income, net of related tax effects	13	62
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax benefits	(74)	(67)

Pro forma net income	$567	$1,057

Net income per common share
Basic
Reported	$0.76	$1.27
Pro forma	$0.69	$1.26
Assuming dilution
Reported	$0.75	$1.24
Pro forma	$0.68	$1.24

Stock Options

Option Valuation

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. In conjunction with the Guidant acquisition, we converted certain outstanding Guidant options into approximately 40 million fully vested Boston Scientific options. See Note D - Business Combinations for further details regarding the fair value and valuation assumptions related to those awards. The fair value for all other options granted during 2006, 2005 and 2004 was calculated using the following estimated weighted average assumptions:

	Year Ended December 31,
	2006	2005	2004
Options granted (in thousands)	5,438	7,983	2,101
Weighted-average exercise price	$21.48	$30.12	$39.72
Weighted-average grant-date fair value	$7.61	$12.18	$14.36

Black-Scholes Assumptions
Expected volatility	30%	37%	47%
Expected term (in years)	5	5	5
Risk-free interest rate	4.26% - 5.18%	3.37% - 4.47%	2.24% - 4.05%

Expected Volatility

We have considered a number of factors in estimating volatility. For options granted prior to 2006, we used our historical volatility as a basis to estimate expected volatility in our valuation of

[Table of Contents]
stock options. We changed our method of estimating volatility upon the adoption of Statement No. 123(R). We now consider historical volatility, trends in volatility within our industry/peer group, and implied volatility.

Expected Term

We estimate the expected term of our options using historical exercise and forfeiture data. We believe that this historical data is currently the best estimate of the expected term of our new option grants.

Risk-Free Interest Rate

We use yield rates on U.S. Treasury securities for a period approximating the expected term of the award to estimate the risk-free interest rate in our grant-date fair value assessment.

Expected Dividend Yield

We have not historically paid cash dividends to our shareholders. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. Therefore, we have assumed an expected dividend yield of zero in our grant-date fair value assessment.

Option Activity

Information related to stock options at December 31, 2006 under stock incentive plans is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2004	66,103	$15
Granted	2,101	40
Exercised	(18,296)	11
Cancelled/forfeited	(880)	18
Outstanding at December 31, 2004	49,028	$18
Granted	7,983	30
Exercised	(5,105)	12
Cancelled/forfeited	(1,621)	28
Outstanding at December 31, 2005	50,285	$20
Guidant converted options	39,649	13
Granted	5,438	21
Exercised	(10,548)	11
Cancelled/forfeited	(1,793)	25
Outstanding at December 31, 2006	83,031	$18	5	$233
Exercisable at December 31, 2006	68,718	$16	4	$231
Expected to vest as of December 31, 2006	80,802	$18	5	$232

The total intrinsic value of options exercised in 2006 was $102 million as compared to $88 million in 2005.

[Table of Contents]
Non-Vested Stock

Award Valuation

We value restricted stock awards and deferred stock units based on the closing trading value of our shares on the date of grant.

Award Activity

Information related to non-vested stock awards during 2006 is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value
Balance at January 1, 2006	3,834	$30
Granted	6,580	23
Vested	(52)	32
Forfeited	(487)	28
Balance at December 31, 2006	9,875	$26

CEO Award

During the first quarter of 2006, we granted a special market-based award of 2 million deferred stock units to our chief executive officer. The attainment of this award is based on the individual’s continued employment and our stock reaching certain specified prices as of December 31, 2008 and December 31, 2009. We determined the fair value of the award to be approximately $15 million based on a Monte Carlo simulation, using the following assumptions:

Stock price on date of grant	$24.42
Expected volatility	30%
Expected term (in years)	3.84
Risk-free rate	4.64%

We will recognize the expense in our consolidated statement of operations using an accelerated attribution method through 2009.

Expense Attribution

We generally recognize compensation expense for our stock awards issued subsequent to the adoption of Statement No. 123(R) using a straight-line method over the substantive vesting period. Prior to the adoption of Statement No. 123(R), we allocated the pro forma compensation expense for stock option awards over the vesting period using an accelerated attribution method. We will continue to amortize compensation expense related to stock option awards granted prior to the adoption of Statement No. 123(R) using an accelerated attribution method. Prior to the adoption of Statement No. 123(R), we recognized compensation expense for non-vested stock awards over the vesting period using a straight-line method. We will continue to amortize

[Table of Contents]
compensation expense related to non-vested stock awards granted prior to the adoption of Statement No. 123(R) using a straight-line method.

We recognize stock-based compensation for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of eight percent to all unvested stock awards as of December 31, 2006, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Most of our stock awards provide for immediate vesting upon retirement, death or disability of the participant. We have traditionally accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the award. This approach results in the recognition of compensation expense over the vesting period except in the instance of the participant’s actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of Statement No. 123(R), we are required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If we had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed in the table above for 2005 and 2004 would not have been materially impacted.

Unrecognized Compensation Cost

Under the provisions of Statement No. 123(R), we expect to recognize the following future expense for awards granted as of December 31, 2006:

	Unrecognized Compensation Cost (in millions)*	Weighted Average Remaining Vesting Period (in years)
Stock options	$63
Non-vested stock awards	131
	$194	3.3

 *Amounts presented represent compensation cost, net of estimated forfeitures.

Tax Impact of Stock-Based Compensation

Prior to the adoption of Statement No. 123(R), we reported the benefit of tax deductions in excess of recognized share-based compensation expense on our consolidated statement of cash flows as

[Table of Contents]
operating cash flows. Under Statement No. 123(R), such excess tax benefits must be reported as financing cash flows. Although total cash flows under Statement No. 123(R) remain unchanged from what we would have reported under prior accounting standards, our net operating cash flows are reduced and our net financing cash flows are increased due to the adoption of Statement No. 123(R). There were excess tax benefits of $7 million for 2006, which we have classified as financing cash flows. There were excess tax benefits of $28 million for 2005 and $185 million for 2004, which we have classified as operating cash flows.

Shares reserved for future issuance under our stock incentive plans totaled approximately 88 million at December 31, 2006.

Employee Stock Purchase Plans

In 2006, our stockholders approved and adopted a new global employee stock purchase plan that provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. The terms and conditions of the 2006 employee stock purchase plan are substantially similar to the previous employee stock purchase plan, which expires by its terms in 2007. Under the employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than 10 percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 85 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. For the offering period beginning July 1, 2007, the employee stock purchase plan was amended to reduce the employee discount for purchasing stock through the program from 15 percent to 10 percent. At December 31, 2006, there were approximately 21 million shares available for future issuance under the employee stock purchase plan.

Information related to the shares issued under the employee stock purchase plan and the range of purchase prices is as follows:

	2006	2005	2004
Shares issued	2,765,000	1,445,000	1,004,000
Range of purchase prices	$14.20 - $14.31	$20.82 - $22.95	$30.22 - $30.81

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. During 2006, we recognized $12 million in expense associated with our employee stock purchase plan.

In connection with our acquisition of Guidant, we assumed Guidant’s employee stock ownership plan (ESOP) which matches employee 401(k) contributions in the form of stock. Common shares held by the ESOP are allocated among participants’ accounts on a periodic basis until these shares are exhausted. At December 31, 2006, the ESOP held approximately 6.4 million shares allocated to employee accounts and approximately 2.6 million unallocated shares. We report the cost of shares held by the ESOP and not yet allocated to employees as a reduction of stockholders’ equity. Allocated shares of the ESOP are charged to expense based on the fair value of the shares transferred and are treated as outstanding in the computation of earnings per share. As part of the Guidant purchase accounting, we recognized deferred costs of $86 million for the fair value of the shares that were unallocated on the date of acquisition. Since the acquisition date,

[Table of Contents]
we have recognized compensation expense of $19 million related to the plan. The fair value of the unallocated shares at December 31, 2006 was $44 million.

Note M—Earnings per Share

The computation of basic and diluted earnings per share is as follows:

(in millions, except per share data)	2006	2005	2004
Basic
Net (loss) income	$(3,577)	$628	$1,062
Weighted average shares outstanding	1,273.7	825.8	838.2
Net (loss) income per common share	$(2.81)	$0.76	$1.27

Assuming dilution
Net (loss) income	$(3,577)	$628	$1,062
Weighted average shares outstanding	1,273.7	825.8	838.2
Net effect of common stock equivalents		11.8	19.5
Total	1,273.7	837.6	857.7
Net (loss) income per common share	$(2.81)	$0.75	$1.24

The calculation of net (loss) income per common share, assuming dilution, above excludes the net effect of common stock equivalents of 15.6 million for 2006 due to our net loss position for the year ended December 31, 2006.

The net effect of common stock equivalents excludes the impact of 30 million stock options for 2006, 12 million for 2005, and 1 million for 2004 due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

Note N—Segment Reporting

We have four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of our reportable segments generates revenues from the sale of less-invasive medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. This segment income excludes certain corporate and manufacturing expenses associated with divisions that do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, as well as stock-based compensation and amortization expense are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net (loss) income and are included in the reconciliation below.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. We have restated the segment information for 2005 and 2004 net sales and operating results based on our standard foreign exchange rates used for 2006. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not

[Table of Contents]
interdependent. We base enterprise-wide information on actual foreign exchange rates used in our consolidated financial statements.

(in millions)	United States	Europe	Japan	Inter- Continental	Total
2006
Net sales	$4,840	$1,529	$630	$783	$7,782
Depreciation	70	12	4	6	92
Segment income	2,273	767	337	382	3,759
2005
Net sales	$3,852	$1,152	$579	$675	$6,258
Depreciation	18	5	3	4	30
Segment income	1,815	644	308	332	3,099
2004
Net sales	$3,502	$982	$602	$497	$5,583
Depreciation	10	5	3	3	21
Segment income	1,753	557	343	232	2,885

A reconciliation of the totals reported for the reportable segments to the applicable line items in our consolidated financial statements is as follows:

(in millions)	2006	2005	2004
Net sales
Total net sales allocated to reportable segments	$7,782	$6,258	$5,583
Foreign exchange	39	25	41
	$7,821	$6,283	$5,624

Depreciation
Total depreciation allocated to reportable segments	$92	$30	$21
Manufacturing operations	76	89	113
Depreciation included in special charges	17
Corporate expenses and foreign exchange	66	43	29
	$251	$162	$163

(Loss) income before income taxes
Total operating income allocated to reportable segments	$3,759	$3,099	$2,885
Manufacturing operations	(617)	(449)	(396)
Corporate expenses and foreign exchange	(920)	(409)	(462)
Purchase accounting adjustments	(4,453)	(276)	(65)
Acquisition-related and other costs
Integration costs	(61)
CRM technology offering charge	(31)
Certain retirement benefits		(17)	(110)
Business optimization charges	(19)	(39)
TriVascular AAA program cancellation costs, including amortization expense	13
Litigation-related charges		(780)	(75)
Amortization and stock-based compensation expense	(620)	(161)	(203)
	(2,949)	968	1,574
Other income (expense)	(586)	(77)	(80)
	$(3,535)	$891	$1,494

[Table of Contents]
Enterprise-Wide Information

(in millions)	2006	2005	2004

Net sales

Interventional Cardiology	$3,612	$3,783	$3,451
Cardiac Rhythm Management	1,371	N/A	N/A
Other	1,258	1,124	1,039
Cardiovascular	6,241	4,907	4,490

Endosurgery	1,346	1,228	1,088

Neuromodulation	234	148	46

Worldwide	$7,821	$6,283	$5,624

Long-lived assets
United States	$1,343	$795	$660
Ireland	199	140	149
Other foreign countries	184	76	61
	$1,726	$1,011	$870

[Table of Contents]

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

The Board of Directors and Stockholders of Boston Scientific Corporation

        We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2006 and December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Notes A and L to the consolidated financial statements, on January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 26, 2007

[Table of Contents]
QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

Three Months Ended	March 31,	June 30,	Sept 30,	Dec 31,

2006
Net sales	$1,620	$2,110	$2,026	$2,065
Gross profit	1,246	1,433	1,396	1,539
Operating income (loss)	497	(3,925)	195	284
Net income (loss)	332	(4,262)	76	277
Net income (loss) per common share - basic	$0.40	$(3.21)	$0.05	$0.19
Net income (loss) per common share - assuming dilution	$0.40	$(3.21)	$0.05	$0.19

2005
Net sales	$1,615	$1,617	$1,511	$1,540
Gross profit	1,271	1,260	1,168	1,198
Operating income (loss)	513	326	(336)	465
Net income (loss)	358	205	(269)	334
Net income (loss) per common share - basic	$0.43	$0.25	$(0.33)	$0.41
Net income (loss) per common share - assuming dilution	$0.42	$0.24	$(0.33)	$0.40

During 2006, we recorded net after-tax charges of $29 million in the first quarter, $4.541 billion in the second quarter, $77 million in the third quarter and net credits of $127 million in the fourth quarter. The net charges for the year consisted of: a non-cash charge for purchased in-process research and development costs related to the Guidant acquisition; a charge resulting from a purchase accounting associated with the step-up value of acquired Guidant inventory sold; other charges related primarily to the Guidant acquisition, including the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and a credit associated with the reversal of tax accruals previously established for offshore unremitted earnings. In 2006, amortization expense, net of tax, was $398 million and stock-based compensation expense, net of tax, was $89 million.

During 2005, we recorded after-tax charges of $73 million in the first quarter, $199 million in the second quarter, $616 million in the third quarter and $6 million in the fourth quarter. The net charges for the year consisted of: a litigation settlement with Medinol, Ltd.; purchased research and development; expenses related to certain retirement benefits; asset write-downs and employee-related costs that resulted from certain business optimization initiatives; and a benefit for a tax adjustment associated with a technical correction made to the American Jobs Creation Act. In 2005, amortization expense, net of tax, was $108 million and stock-based compensation expense, net of tax, was $14 million.

[Table of Contents]
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President—Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers as of December 31, 2006, were as follows:

DIRECTORS
John E. Abele	69	Director, Founder
Ursula M. Burns	48	Director, President, Business Group Operations and Corporate Senior Vice President, Xerox Corporation
Nancy-Ann DeParle	50	Director, Managing Director, CCMP Capital Advisors, LLC
Joel L. Fleishman	72	Director, Professor of Law and Public Policy, Duke University
Marye Anne Fox, Ph.D.	59	Director, Chancellor of the University of California, San Diego
Ray J. Groves	71	Director, Retired Chairman and Chief Executive Officer, Ernst & Young
Kristina M. Johnson	49	Director, Dean of the Pratt School of Engineering, Duke University
Ernest Mario, Ph.D.	68	Director, Chairman, Reliant Pharmaceuticals, Inc.
N.J. Nicholas, Jr.	67	Director, Private Investor
Pete M. Nicholas	65	Director, Founder, Chairman of the Board
John E. Pepper	68	Director, Chief Executive Officer, National Underground Railroad Freedom Center
Uwe E. Reinhardt, Ph.D.	69	Director, Professor of Political Economy and Economics and Public Affairs, Princeton University
Senator Warren B. Rudman	76	Director, Former U.S. Senator, Of Counsel, Paul, Weiss, Rifkind, Wharton, & Garrison LLP
James R. Tobin	62	President, Chief Executive Officer and Director

EXECUTIVE OFFICERS
Donald Baim, M.D.	57	Senior Vice President, Chief Medical and Scientific Officer
Mark Bartell	46	Senior Vice President, Global Sales & Marketing for CRM
Lawrence C. Best	57	Executive Vice President-Finance & Administration and Chief Financial Officer

[Table of Contents]
Brian R. Burns	42	Senior Vice President, Quality
Fredericus A. Colen	54	Executive Vice President, Operations and Technology, CRM and Chief Technology Officer
Paul Donovan	51	Senior Vice President, Corporate Communications
Jim Gilbert	49	Group President, Cardiovascular
Jeffrey H. Goodman	59	Executive Vice President, International
William H. (Hank) Kucheman	57	Senior Vice President and Group President of Interventional Cardiology
Paul A. LaViolette	49	Chief Operating Officer
William McConnell	57	Senior Vice President, Administration, CRM
Stephen F. Moreci	55	Senior Vice President and Group President, Endosurgery
Kenneth J. Pucel	40	Executive Vice President, Operations
Lucia L. Quinn	53	Executive Vice President, Human Resources
Paul W. Sandman	59	Executive Vice President, Secretary and General Counsel

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

Donald S. Baim, M.D. joined Boston Scientific in July 2006 and is our Senior Vice President, Chief Medical and Scientific Officer. Prior to joining Boston Scientific, Dr. Baim was a Professor of Medicine at Harvard Medical School, Senior Physician at the Brigham and Women’s Hospital. He has served as a member of the Interventional Cardiology Test Committee of the American Board of Internal Medicine (ABIM). In 1981, Dr. Baim was recruited to establish an Interventional Cardiology program at Boston’s Beth Israel Hospital to establish an interventional cardiology program. In 2000, he joined the Brigham and Women’s Hospital in Boston, where in addition to his clinical responsibilities, he directed the hospital’s participation in the Center for the Integration of Medicine and Innovative Technology (CIMIT). Since 2005, Dr. Baim has also served as Chief Academic Officer of the Harvard Clinical Research Institute (HCRI), a not-for-profit organization that designs, conducts, and analyzes pilot and pivotal trials of new medical devices to support their approval by the FDA. Dr. Baim completed his undergraduate training in Physics at the University of Chicago, and then received a M.D. from Yale University School of Medicine.

[Table of Contents]
Mark C. Bartell joined Boston Scientific in April 2006 following our acquisition of Guidant and is our Senior Vice President, Global Sales & Marketing for CRM. Prior to joining Boston Scientific, Mr. Bartell served as President of the United States Sales Operations at Guidant Corporation. Prior to that role, he served as Vice President, Marketing for Guidant’s Cardiac Rhythm Management group and Vice President and General Manager of the guide wire business unit at Guidant’s Vascular Intervention group. Mr. Bartell joined Cardiac Pacemakers Inc., which became part of Guidant’s CRM group, in 1985 as a Financial Analyst. He held positions in new product planning, product management and as a Sales Representative. Mr. Bartell earned his B.S. degree from the University of Florida, and a Master of Business Administration from the University of Michigan.

Lawrence C. Best joined Boston Scientific in 1992 and is our Executive Vice President-Finance & Administration and Chief Financial Officer. Prior to joining Boston Scientific, Mr. Best was a partner in the accounting firm of Ernst & Young, where he specialized in serving multinational companies in the high technology and life sciences fields. He served a two-year fellowship at the SEC from 1979 to 1981 and a one-year term as a White House-appointed Presidential Exchange Executive in Washington, D.C. He serves on the boards of directors of Biogen-Idec, Inc. and Haemonetics Corp. and is a founding director of the President’s Council at Massachusetts General Hospital. Mr. Best received a B.B.A. degree from Kent State University.

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

Ursula M. Burns has been a Director of Boston Scientific since 2002. Ms. Burns is President of Business Group Operations and Corporate Senior Vice President of Xerox Corporation. Ms. Burns joined Xerox in 1980, subsequently advancing through several engineering and management positions. Ms. Burns served as Vice President and General Manager, Departmental Business Unit from 1997 to 1999, Senior Vice President, Worldwide Manufacturing and Supply Chain Services from 1999 to 2000, Senior Vice President, Corporate Strategic Services from 2000 to October 2001 and President of Document Systems and Solutions Group until her most recent appointment in January 2003. She serves on the boards of directors of American Express Corporation, the National Association of Manufacturers, the F.I.R.S.T. Foundation and the Rochester Business Alliance and is a Trustee of the University of Rochester. Ms. Burns earned a B.S. degree from Polytechnic Institute of New York and an M.S. degree in mechanical engineering from Columbia University.

Fredericus A. Colen is our Executive Vice President, Operations and Technology, CRM and Chief Technology Officer. Mr. Colen joined Boston Scientific in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. Before joining Boston Scientific, he worked for several medical device companies, including Guidant Corporation, where he launched the Delta TDDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of

[Table of Contents]
the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R&D for implantable pacemaker systems. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master’s Degree in Electrical Engineering with a focus on medical technology from the Technical University in Aachen, Germany. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997.

Nancy-Ann DeParle has been a Director of Boston Scientific since our acquisition of Guidant in April 2006. Since August 2006, Ms. DeParle has been a Managing Director of CCMP Capital Advisors, LLC.  She was a Senior Advisor for JP Morgan Partners from 2000 to 2006, and prior to that she served as the Administrator of the Health Care Financing Administration (HCFA) (now the Centers for Medicare and Medicaid Services) from 1997 to 2000.  Prior to her role at HCFA, she was the Associate Director for Health and Personnel at the White House Office of Management and Budget and served as commissioner of the Tennessee Department of Human Services.  Ms. DeParle is a director of Cerner Corporation, DaVita Inc. and Triad Hospitals, Inc.  She is also a trustee of the Robert Wood Johnson Foundation and serves on the Medicare Payment Advisory Commission.  Ms. DeParle received a B.A. degree from the University of Tennessee, a J.D. from Harvard Law School, and B.A. and M.A. degrees in Politics and Economics from Balliol College of Oxford University, where she was a Rhodes Scholar.

Paul Donovan joined Boston Scientific in March 2000 and is our Senior Vice President, Corporate Communications. Prior to joining Boston Scientific, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications from 1998 to 2000. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff to Senator Edward M. Kennedy and from 1989 to 1993 as Press Secretary to Senator Kennedy. Mr. Donovan is a director of the Massachusetts High Technology Council and Secretary of the Massachusetts Medical Device Industry Council. Mr. Donovan received a B.A. degree from Dartmouth College.

Joel L. Fleishman has been a Director of Boston Scientific since October 1992. He is also Professor of Law and Public Policy at Duke University where he has served in various administrative positions, including First Senior Vice President, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director from 1971 to 1983 of Duke University’s Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions and the director of the Duke University Philanthropic Research Program. From 1993 to 2001, Mr. Fleishman took a part-time leave from Duke University to serve as President of the Atlantic Philanthropic Service Company, the U.S. program staff of Atlantic Philanthropies. Mr. Fleishman also serves as a member of the Board of Trustees of The John and Mary Markle Foundation, Chairman of the Board of Trustees of the Urban Institute, Chairman of The Visiting Committee of the Kennedy School of Government, Harvard University, and as a director of Polo Ralph Lauren Corporation and the James River Insurance Group. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

[Table of Contents]
Marye Anne Fox has been a Director of Boston Scientific since October 2001. Dr. Fox has also been Chancellor of the University of California, San Diego and Distinguished Professor of Chemistry since August 2004. Prior to that, she served as Chancellor of North Carolina State University and Distinguished University Professor of Chemistry from 1998 to 2004. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University’s Vice President for Research from 1994 to 1998. Dr. Fox is the Co-Chair of the National Academy of Sciences’ Government-University-Industry Research Roundtable and serves on President Bush’s Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the boards of directors of Red Hat Corp., Pharmaceutical Product Development, Inc., Burroughs-Wellcome Trust and the Camille and Henry Dreyfus Foundation. Dr. Fox also serves on the board of directors of W.R. Grace Co., a specialty chemical company that filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code in April 2001. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.

James Gilbert joined Boston Scientific in 2004 and is our Group President, Cardiovascular and oversees our Cardiovascular Group, which includes our Peripheral Interventions, Vascular Surgery, Neurovascular, Electrophysiology and Cardiac Surgery businesses. Mr. Gilbert also oversees our Marketing Science, E-Marketing, and Health Economics and Reimbursement functions. Previously, he was a Senior Vice President and prior to that worked on a contractor basis as our Assistant to the President from January 2004 to December 2004. Prior to joining Boston Scientific, Mr. Gilbert spent 23 years with Bain & Company, where he served as a partner and director and was the managing partner of Bain’s Global Healthcare Practice. Mr. Gilbert received his B.S. degree in industrial engineering and operations research from Cornell University and his M.B.A. from Harvard Business School.

Jeffrey H. Goodman is our Executive Vice President, International. Previously, he was our Senior Vice President, International and prior to that, Mr. Goodman was our President, Intercontinental from 1999 to December 2004. Prior to joining Boston Scientific, Mr. Goodman held a variety of positions over 25 years with Baxter International, including General Manager of Sales, Area Manager Director and President of Biotech North America. Mr. Goodman is on the board of directors of Lionbridge Technologies, Inc. Mr. Goodman received his B.S. in Accounting from Gymea College, Sydney, Australia.

Ray J. Groves has been a Director of Boston Scientific since 1999. From 2001 to 2005 he served in various roles at Marsh Inc., including President, Chairman and Senior Advisor, and is a former member of the board of directors of its parent company, Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the boards of directors of Electronic Data Systems Corporation, Overstock.com and the Colorado Physicians Insurance Company.

[Table of Contents]
Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the board of directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the board of directors of The Ohio State University Foundation and a member of the Dean’s Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School of the University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is a managing director of the Metropolitan Opera Association and a division of the Collegiate Chorale. Mr. Groves received a B.S. degree from The Ohio State University.

Kristina M. Johnson has been a Director of Boston Scientific since our acquisition of Guidant in April 2006. Dr. Johnson is the Dean of the Pratt School of Engineering at Duke University, a position she has held since 1999. Previously, she served as a professor in the Electrical and Computer Engineering Department, University of Colorado and director of the National Science Foundation Engineering Research Center for Optoelectronics Computing Systems at the University of Colorado, Boulder.  Dr. Johnson is a co-founder of the Colorado Advanced Technology Institute Center of Excellence in Optoelectronics and serves as a director of Minerals Technologies, Inc., AES Corporation and Nortel Corporation. Dr. Johnson also serves on the board of directors of The International Society for Optical Engineering and Duke Children’s Classic to benefit Duke Children’s Hospital.  Dr. Johnson was a Fulbright Faculty Scholar in the Department of Electrical Engineering at the University of Edinburgh, Scotland, and a NATO Post-Doctoral Fellow at Trinity College, Dublin, Ireland.  Dr. Johnson received B.S., M.S. and Ph.D. degrees in electrical engineering from Stanford University.

William H. Kucheman joined Boston Scientific in 1995 as a result of the merger between Boston Scientific and SCIMED Life Systems, Inc. and is our Senior Vice President and Group President of the Interventional Cardiology Group. Previously, Mr. Kucheman served as our Senior Vice President of Marketing. Prior to joining Boston Scientific, he held a variety of management positions in sales and marketing for SCIMED Life Systems, Inc., Charter Medical Corporation, and Control Data Corporation. He began his career at the United States Air Force Academy Hospital and later was Healthcare Planner, Office of the Surgeon General, for the United States Air Force Medical Service. Mr. Kucheman has served on several industry boards including the board of directors of the Global Health Exchange, the Committee on Payment and Policy, and AdvaMed. He has also served on the Board of Advisors to MillenniumDoctor.com and the Board of Advisors to the College of Business, Center for Services Marketing and Management, Arizona State University. Mr. Kucheman earned a B.S. and a M.B.A. from Virginia Polytechnic Institute and State University.

Paul A. LaViolette joined Boston Scientific in January 1994 and is our Chief Operating Officer. Previously, Mr. LaViolette was President, Boston Scientific International, and Vice President-International from January 1994 to February 1995. In February 1995, Mr. LaViolette was elected to the position of Senior Vice President and Group President-Nonvascular Businesses. In October 1998, Mr. LaViolette was appointed President, Boston Scientific International, and in February 2000 assumed responsibility for the Boston Scientific’s Scimed, EPT and Target businesses as Senior Vice President and Group President, Cardiovascular. In March 2001, he also assumed the position of President, Scimed. Prior to joining Boston Scientific, he was employed by C.R.

[Table of Contents]
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

Ernest Mario has been a Director of Boston Scientific since October 2001. He is currently the Chairman of Reliant Pharmaceuticals and also served as its Chief Executive Officer until January 2007. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company, from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the boards of directors of Maxygen, Inc., Alexza Pharmaceuticals, Inc. and Pharmaceutical Product Development, Inc. He is also a Trustee of Duke University and Chairman of the Board of the Duke University Health System. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

William F. McConnell, Jr. joined Boston Scientific in April 2006 following our acquisition of Guidant and is our Senior Vice President, Administration, CRM. Prior to joining Boston Scientific, Mr. McConnell was Vice President and Chief Information Officer for Guidant Corporation, which he joined in 1998. Previously, he was Managing Partner — Business Consulting in the Indianapolis office of Arthur Andersen LLP. Mr. McConnell serves as a board member of the Global Healthcare Exchange, Vesalius Ventures, and Board of Governors of the National American Red Cross. He is the Chairman of the Board of Trustees for the Trustee Leadership Development and Honorary Trustee of the Children’s Museum of Indianapolis. He is also a board member of the Information Technology Committee of Community Hospitals of Indianapolis, Inc., the Indiana University Information Technology Advancement Council, and ex officio member of the Board of Directors for the American Red Cross of Greater Indianapolis. Mr. McConnell received a B.S. degree from Miami University in Oxford, Ohio and is a Certified Public Accountant.

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

[Table of Contents]
Endoscopy and Endovations businesses. Prior to joining Boston Scientific, Mr. Moreci had a 13-year career in medical devices, including nine years with Johnson & Johnson and four years with DermaCare. Mr. Moreci received a B.S. degree from Pennsylvania State University.

N.J. Nicholas, Jr. has been a Director of Boston Scientific since October 1994 and is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. Mr. Nicholas is a director of Xerox Corporation and Time Warner Cable, Inc. He has served as a director of Turner Broadcasting and a member of the President’s Advisory Committee for Trade Policy and Negotiations and the President’s Commission on Environmental Quality. Mr. Nicholas is Chairman of the Board of Trustees of Environmental Defense and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Pete M. Nicholas, Chairman of the Board.

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

John E. Pepper has been a Director of Boston Scientific since 2003 and he previously served as a director of Boston Scientific from November 1999 to May 2001. Mr. Pepper is the Chief Executive Officer and director of the National Underground Railroad Freedom Center. Previously he served as Vice President for Finance and Administration of Yale University from January 2004 to December 2005. Prior to that, he served as Chairman of the executive committee of the board of directors of The Procter & Gamble Company until December 2003. Since 1963, he has served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 to 1995 and director since 1984. Mr. Pepper is chairman of the board of directors of The Walt Disney Company, and is a member of the executive committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from Yale University, The Ohio State University, Xavier University, Mount St. Joseph College and St. Petersburg University (Russia).

Kenneth J. Pucel is our Executive Vice President of Operations. Previously, he was our Senior Vice President, Operations and prior to that, Mr. Pucel was our Vice President and General Manager, Operations from September 2002 to December 2004

[Table of Contents]
and our Vice President of Operations from June 2001 to September 2002 and before that he held various positions in our Cardiovascular Group, including Manufacturing Engineer, Process Development Engineer, Operations Manager, Production Manager and Director of Operations. Mr. Pucel received a Bachelor of Science Degree in Mechanical Engineering with a focus on Biomedical Engineering from the University of Minnesota.

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

Uwe E. Reinhardt has been a Director of Boston Scientific since 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and serves as a Trustee of Duke University and the Duke University Health System, H&Q Healthcare Investors, H&Q Life Sciences Investors and Hambrecht & Quist Capital Management LLC. He is also the Commissioner of the Kaiser Family Foundation Commission on Medicaid and the Uninsured and a member of the boards of directors of Amerigroup Corporation and Triad Hospital, Inc. Dr. Reinhardt is also a member of the Institute of Medicine of the National Academy of Sciences. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in economics from Yale University.

Senator Warren B. Rudman has been a Director of Boston Scientific since October 1999. Senator Rudman has been Of Counsel to the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison LLP since January 2003. Previously, he was a partner of the firm since 1992. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. He serves on the boards of directors of Collins & Aikman Corporation and several funds managed by the Dreyfus Corporation. He is the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and an LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

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

[Table of Contents]
James R. Tobin is our President and Chief Executive Officer and also serves as a Director. Prior to joining Boston Scientific in March 1999, Mr. Tobin served as President and Chief Executive Officer of Biogen, Inc. from 1997 to 1998 and Chief Operating Officer of Biogen from 1994 to 1997. From 1972 to 1994, Mr. Tobin served in a variety of executive positions with Baxter International, including President and Chief Operating Officer from 1992 to 1994. Previously, he served at Baxter as Managing Director in Japan, Managing Director in Spain, President of Baxter’s I.V. Systems Group and Executive Vice President. Mr. Tobin currently serves on the boards of directors of Curis, Inc. and Applera Corporation. Mr. Tobin holds an A.B. from Harvard College and an M.B.A. from Harvard Business School. Mr. Tobin also served in the U.S. Navy from 1968 to 1972 where he achieved the rank of lieutenant.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 21, 2007, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 21, 2007, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 21, 2007, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 21, 2007, is incorporated into this Annual Report on Form 10-K by reference.

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

[Table of Contents]
(a)(3)    Exhibits (* documents filed with this report)

EXHIBIT NO.	TITLE

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

3.2	Restated By-laws of the Company (Exhibit 3.2, Registration No. 33-46980).

3.4	Certificate of Amendment of the Second Restated Certificate of Incorporation (Exhibit 3.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company’s Common Stock (Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1, 3.2 and 3.3.

4.3	Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.4
Indenture dated as of November 18, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee (Exhibit 4.1, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.5	Form of First Supplemental Indenture dated as of April 21, 2006 (Exhibit 99.4, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

[Table of Contents]

4.6	Form of Second Supplemental Indenture dated as of April 21, 2006 (Exhibit 99.6, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.7	5.45% Note due June 15, 2014 in the aggregate principal amount of $500,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.8	5.45% Note due June 15, 2014 in the aggregate principal amount of $100,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.9	Form of Global Security for the 5.125% Notes due 2017 (Exhibit 4.3, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.10	Form of Global Security for the 4.250% Notes due 2011 (Exhibit 4.2, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.11
Form of Global Security for the 5.50% Notes due 2015, and form of Notice to the holders thereof (Exhibit 4.1, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.5, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.12
Form of Global Security for the 6.25% Notes due 2035, and form of Notice to holders thereof (Exhibit 4.2, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.7, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.13	Indenture dated as of June 1, 2006 between the Company and JPMorgan Chase Bank, N.A., as Trustee (Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.14	Form of Global Security for the 6.00% Notes due 2011 (Exhibit 4.2, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.15	Form of Global Security for the 6.40% Notes due 2016 (Exhibit 4.3, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

[Table of Contents]

10.1
Form of Credit and Security Agreement dated as of August 16, 2002 among Boston Scientific Funding Corporation, the Company, Blue Ridge Asset Funding Corporation, Victory Receivables Corporation The Bank of Tokyo-Mitsubishi Ltd., New York Branch and Wachovia Bank, N.A., as amended (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, Exhibit 10.1, Quarterly Report on Form 10-Q for quarter ended March 31, 2003, Exhibit 10.01, Quarterly Report on Form 10-Q for quarter ended September 30, 2003, Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, and Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Exhibit 10.1, Current Report on Form 8-K dated August 12, 2005, Exhibit 10.7, Current Report on Form 8-K dated March 20, 2006, Exhibit 10.1, Quarterly Report on Form 10-Q for quarter ended June 30, 2006, File No. 1-11083).

*10.2
Form of Omnibus Amendment dated as of December 21, 2006 among the Company, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch  (Amendment No. 1 to Receivable Sale Agreement and Amendment No. 9 to Credit and Security Agreement).

10.3
Form of Receivables Sale Agreement dated as of August 16, 2002 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding Corporation, as the Buyer (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, File No. 1-11083).

10.4
Form of Credit Agreement dated as of April 21, 2006 among the Company, BSC International Holding Limited, Merrill Lynch Capital Corporation, Bear Stearns Corporate Lending Inc., Deutsche Bank Securities Inc., Wachovia Bank, National Association, Bank of America, N.A., Banc of America Securities LLC, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated (Exhibit 99.1, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

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

10.7	Form of Offer Letter between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.1, Current Report on Form 8-K dated July 27, 2006, File No. 1-11083).

10.8	Form of Stock Option Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.2, Current Report on Form 8-K dated July 27, 2006, File No. 1-11083).

[Table of Contents]

10.9	Form of Deferred Stock Unit Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.3, Current Report on Form 8-K dated July 27, 200, File No. 1-11083).

10.10	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

10.11	Form of Retention Agreement between the Company and certain Executive Officers, as amended (Exhibit 10.1, Current Report on Form 8-K dated February 20, 2007, File No. 1-11083 ).

10.12	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.13	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.14	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

10.15	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

*10.16	Form of Deferred Stock Unit Award Agreement (vesting over four years).

10.17	Form of Non-Qualified Stock Option Agreement (Non-employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File 1-11083).

10.18	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004,File 1-11083).

10.19	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

[Table of Contents]

10.20
Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and amended (Exhibit 10, 12, Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.1, Current Report on Form 8-K dated September 24, 2004 and Exhibit 10.52, Annual Report on Form 10-K for year ended December 31, 2005, File No. 1-11083).

*10.21	Form of Fifth Amendment to Boston Scientific Corporation 401(k) Retirement Savings Plan, effective as of January 1, 2006.

10.22
Boston Scientific Corporation Global Employee Stock Ownership Plan, as Amended and Restated (Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 1997, Exhibit 10.21, Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 10.22, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.14, Annual Report on Form 10-K for the year ended December 31, 2003, File No. 1-11083).

*10.23	Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan.

*10.24	First Amendment of the Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan.

10.25	Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

10.26
Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No.1-11083).

10.27
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as amended (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 2003 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.28
Boston Scientific Corporation 2000 Long Term Incentive Plan, as amended (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.29	Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year

[Table of Contents]

ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.30
Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.31	Form of Deferred Stock Unit Agreement between Lucia L. Quinn and Boston Scientific Corporation dated May 31, 2005 (Exhibit 10.1, Current Report on Form 8-K dated May 31, 2005, File No. 1-11083).

10.32	Form of Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).

10.33	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).

10.34	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).

10.35	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).

10.36	Form of 2006 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated June 30, 2006, File No. 1-11083).

10.37	Form of 2007 Performance Incentive Plan, as amended (Exhibit 10.2, Current Report on Form 8-K dated February 20, 2007, File No. 1-11083).

10.38	Form of Non-Qualified Stock Option Agreement (Executive) (Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.39	Form of Deferred Stock Unit Award Agreement (Executive) (Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.40	Form of Non-Qualified Stock Option Agreement (Special) (Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.41	Form of Deferred Stock Unit Award Agreement (Special) (Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

[Table of Contents]

10.42
Target Therapeutics, Inc. 1988 Stock Option Plan, as amended (Exhibit 10.2, Quarterly Report of Target Therapeutics, Inc. on Form 10-Q for the quarter ended September 30, 1996, File No. 0-19801 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.43
Embolic Protection Incorporated 1999 Stock Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.44
Quanam Medical Corporation 1996 Stock Plan, as amended (Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.45
RadioTherapeutics Corporation 1994 Stock Incentive Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

*10.46	Guidant Corporation 1994 Stock Plan, as amended.

*10.47	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended.

*10.48	Guidant Corporation 1998 Stock Plan, as amended.

*10.49	Form of Guidant Corporation Option Grant.

*10.50	Form of Guidant Corporation Restricted Stock Grant.

*10.51	The Guidant Corporation Employee Savings and Stock Ownership Plan.

*10.52	First Amendment of the Guidant Corporation Employee Savings and Stock Ownership Plan.

*10.53	Second Amendment of the Guidant Corporation Employee Savings and Stock Ownership Plan.

*10.54	Third Amendment of the Guidant Corporation Employee Savings and Stock Ownership Plan.

[Table of Contents]

*10.55	Fourth Amendment of the Guidant Corporation Employee Savings and Stock Ownership Plan.

*10.56	Fifth Amendment of the Guidant Corporation Employee Savings and Stock Ownership Plan.

10.57
Settlement Agreement effective September 21, 2005 among Medinol Ltd., Jacob Richter and Judith Richter and Boston Scientific Corporation, Boston Scientific Limited and Boston Scientific Scimed, Inc. (Exhibit 10.1, Current Report on Form 8-K dated September 21, 2005, File No. 1-11083).

10.58
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.59
Purchase Agreement between Guidant Corporation and Abbott Laboratories dated April 21, 2006, as amended (Exhibit 10.2 and Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083)

10.60
Promissory Note between BSC International Holding Limited (“Borrower”) and Abbott Laboratories (“Lender”) dated April 21, 2006 (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083)

10.61
Subscription and Stockholder Agreement between Boston Scientific Corporation and Abbott Laboratories dated April 21, 2006, as amended (Exhibit 10.5 and Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083)

10.62
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083)

[Table of Contents]
10.63	Boston Scientific Executive Allowance Plan (Exhibit 10.53, Annual Report on Form 10-K for year ended December 31, 2005, File No. 1-11083).

10.64	Boston Scientific Executive Retirement Plan (Exhibit 10.54, Annual Report on Form 10-K for year ended December 31, 2005, File No. 1-11083).

10.65
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006 (2003 Long-Term Incentive Plan) (Exhibit 10.56, Annual Report on Form 10-K for year ended December 31, 2005, File No. 1-11083).

10.66
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006 (2000 Long-Term Incentive Plan) (Exhibit 10.57, Annual Report on Form 10-K for year ended December 31, 2005, File No. 1-11083).

11	Statement regarding computation of per share earnings (included in Note M to the Company's 2006 consolidated financial statements for the year ended December 31, 2006 included in Item 8).

*12	Statement regarding computation of ratios of earnings to fixed charges.

14	Code of Conduct (Exhibit 14, Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-11083).

*21	List of the Company’s subsidiaries as of February 28, 2007.

*23	Consent of Independent Auditors, Ernst & Young, LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[Table of Contents]
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON SCIENTIFIC CORPORATION

Dated: March 1, 2007	By:	/s/ LAWRENCE C. BEST
Lawrence C. Best
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: March 1, 2007	/s/ JOHN E. ABELE John E. Abele Director, Founder

Dated: March 1, 2007	/s/ LAWRENCE C. BEST Lawrence C. Best Executive Vice President, Finance and Administration and Chief Financial Officer (Principal Financial And Accounting Officer)

Dated: March 1, 2007	/s/ URSULA M. BURNS Ursula M. Burns Director

[Table of Contents]

Dated: March 1, 2007	/s/ NANCY-ANN DePARLE Nancy-Ann DeParle Director

Dated: March 1, 2007	/s/ JOEL L. FLEISHMAN Joel L. Fleishman Director

Dated: March 1, 2007	/s/ MARYE ANNE FOX Marye Anne Fox, Ph.D. Director

Dated: March 1, 2007	/s/ RAY J. GROVES Ray J. Groves Director

Dated: March 1, 2007	/s/ KRISTINA M. JOHNSON Kristina M. Johnson Director

Dated: March 1, 2007	/s/ ERNEST MARIO Ernest Mario, Ph.D. Director

[Table of Contents]

Dated: March 1, 2007	/s/ N.J. NICHOLAS, JR. N.J. Nicholas, Jr. Director

Dated: March 1, 2007	/s/ PETE M. NICHOLAS Pete M. Nicholas Director, Founder, Chairman of the Board

Dated: March 1, 2007	/s/ JOHN E. PEPPER John E. Pepper Director

Dated: March 1, 2007	/s/ UWE E. REINHARDT Uwe E. Reinhardt, Ph.D. Director

Dated: March 1, 2007	/s/ WARREN B. RUDMAN Warren B. Rudman Director

Dated: March 1, 2007	/s/ JAMES R. TOBIN James R. Tobin Director, President and Chief Executive Officer (Principal Executive Officer)

[Table of Contents]

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS
(in millions)

Year Ended December 31,	Balance at Beginning of Year	Balance Assumed from Guidant	Charges to Costs and Expenses	Deductions to Allowances for Uncollectible Amounts (a)	Charges to Other Accounts (b)	Balance at End of Year

Allowances for uncollectible
amounts and sales returns:
2006	$83	15	12	(7)	19	$122
2005	$80		9	(8)	2	$83
2004	$61		14	(4)	9	$80

(a) Uncollectible accounts written off.

(b) Primarily charges for sales returns and allowances, net of actual sales returns.