Form 10-Q
period 2007-03-31
BOSTON SCIENTIFIC CORP
filed 2007-05-09
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: March 31, 2007

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of April 30, 2007

Common Stock, $.01 Par Value	1,483,197,814

Page 1 of 46 Pages
Exhibit Index on Page 45

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2007	2006

Net sales	$2,086	$1,620
Cost of products sold	568	374
Gross profit	1,518	1,246

Selling, general and administrative expenses	735	470
Research and development expenses	289	186
Royalty expense	52	55
Amortization expense	155	38
Purchased research and development	5
Total operating expenses	1,236	749
Operating income	282	497

Other income (expense):
Interest expense	(141)	(37)
Other, net	18	(29)
Income before income taxes	159	431
Income taxes	39	99
Net income	$120	$332

Net income per common share — basic	$0.08	$0.40
Net income per common share — assuming dilution	$0.08	$0.40

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,340	$1,668
Trade accounts receivable, net	1,435	1,424
Inventories	793	749
Deferred income taxes	581	583
Prepaid expenses and other current assets	435	477
Total current assets	$4,584	$4,901

Property, plant and equipment, net	1,748	1,726
Investments	563	596
Other assets	214	237
Intangible assets, net	23,960	23,636
	$31,069	$31,096

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt obligations	$7	$7
Accounts payable and accrued expenses	1,925	2,067
Other current liabilities	438	556
Total current liabilities	$2,370	$2,630

Long-term debt	8,898	8,895
Deferred income taxes	2,645	2,784
Other long-term liabilities	1,607	1,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares and issued 1,486,403,445 shares at March 31, 2007 and December 31, 2006	15	15
Treasury stock, at cost - 4,076,138 shares at March 31, 2007 and 11,728,643 shares at December 31, 2006	(115)	(334)
Additional paid-in capital	15,679	15,734
Retained deficit	(80)	(174)
Other stockholders’ equity	50	57
Total stockholders’ equity	15,549	15,298
	$31,069	$31,096

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2007	2006
Cash (used for) provided by operating activities	$(59)	$564

Investing Activities:
Net purchases of property, plant and equipment	(96)	(44)
Proceeds from maturities of marketable securities		159
Proceeds from sales of privately held and publicly traded equity securities	14
Payments for acquisitions of businesses, net of cash acquired	(11)
Payments relating to prior period acquisitions	(200)	(210)
Payments for investments in companies and acquisitions of certain technologies	(7)	(752)
Cash used for investing activities	(300)	(847)

Financing Activities:
Net payments on commercial paper		(149)
Net proceeds from revolving borrowings, notes payable, capital leases and long-term borrowings		799
Proceeds from issuances of shares of common stock	31	27
Cash provided by financing activities	31	677

Net (decrease) increase in cash and cash equivalents	(328)	394
Cash and cash equivalents at beginning of period	1,668	689
Cash and cash equivalents at end of period	$1,340	$1,083

Supplemental Information:
Stock issued for acquisitions	$91

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 21, 2006, we consummated our acquisition of Guidant Corporation. Prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant's vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us. See our 2006 Annual Report filed on Form 10-K for further details regarding these transactions.

In March 2007, we announced that our Board of Directors has authorized management to explore an Initial Public Offering (IPO) of a minority interest in our Endosurgery group. An IPO would involve selling a minority interest of the Endosurgery group and establishing a separately traded public company. The new company would remain a majority-owned subsidiary of Boston Scientific and would continue to be consolidated with Boston Scientific for financial reporting purposes.

NOTE B – BUSINESS COMBINATIONS

In January 2007, we acquired 100 percent of the fully diluted equity of EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. In conjunction with the acquisition of EndoTex, we paid approximately $102 million, which included approximately five million shares of our common stock valued at approximately $91 million and cash of $11 million, in addition to our previous investments and notes issued of approximately $40 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones. The acquisition was intended to expand our carotid artery disease technology portfolio.

In addition, during the first quarter of 2007, we paid approximately $200 million to the former shareholders of Advanced Bionics Corporation for acquisition-related payments, which were accrued for at December 31, 2006. Certain of our business combinations involve the payment of contingent consideration. Certain earn-out payments are based on multiples of the acquired company’s revenue during the earn-out period and, consequently, we cannot currently determine the total payments. However, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At March 31, 2007, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $4 billion, some of which may be payable in common stock, and which includes approximately $3 billion of estimated payments to Advanced Bionics. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2007 through 2016. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $10 billion, which includes approximately $7 billion for Advanced Bionics.

During 2006, we paid $28.4 billion to acquire Guidant through a combination of cash, common stock, and fully vested stock options. The purchase price is based upon estimates of the fair value of assets acquired and liabilities assumed.

The following chart summarizes the Guidant purchase price allocation at March 31, 2007:

(in millions)
Cash	$6,708
Intangible assets subject to amortization	7,719
Goodwill	12,592
Other assets	2,259
Purchased research and development	4,169
Current liabilities	(2,022)
Net deferred income taxes	(2,475)
Other long-term liabilities	(592)
$28,358

Adjustments to the Guidant purchase price allocation during the first quarter of 2007 consisted primarily of changes in our estimates for the costs associated with product liability claims and litigation, changes in the liability for unrecognized tax benefits resulting from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as well as changes in our estimate for Guidant-related exit costs, as described below.

Costs Associated with Exit Activities

Included in the Guidant purchase price allocation at March 31, 2007 is an accrual for $112 million in acquisition-related costs that included approximately $102 million for involuntary terminations, change-in-control payments, relocation and related costs, and approximately $10 million of estimated costs to cancel contractual commitments.

As of the acquisition date, management began to assess and formulate plans to exit certain Guidant activities.  As a result of these exit plans, we will make severance, relocation and change-in-control payments. The majority of the exit cost accrual relates to our first quarter 2007 reduction of the acquired Cardiac Rhythm Management (CRM) workforce by approximately 500 to 600 employees. The affected workforce included primarily research and development employees, although employees within sales and marketing and certain other functions were also impacted.  We also made smaller workforce reductions internationally across multiple functions in order to eliminate duplicate facilities and rationalize our distribution network in certain countries.  During the first quarter of 2007, we reduced our estimate for Guidant-related exit costs in conjunction with finalizing the purchase price allocation and recorded an adjustment to goodwill to reflect the change in estimate.  We expect that the amounts accrued at March 31, 2007 will be paid prior to December 31, 2007.

The components of our accrual for Guidant-related exit and other costs are as follows:

(in millions)	Balance at December 31, 2006	Purchase Price Adjustments	Charges Utilized	Balance at March 31, 2007
Workforce reductions	$163	$(46)	$(22)	$95
Relocation costs	10	(2)	(1)	7
Contractual commitments	25	(14)	(1)	10
	$198	$(62)	$(24)	$112

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of consolidated results of our operations and Guidant, as if the acquisition, the Abbott transaction and the financing for the acquisition had occurred at January 1, 2006. We have adjusted the historical consolidated financial information to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. We present the pro forma unaudited condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition, the sale of the Guidant vascular and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at January 1, 2006. Pro forma adjustments are tax-effected at our effective tax rate.

(in millions, except per share data)	Three Months Ended March 31, 2006

Net sales	$2,228
Net loss	(4,418)

Net loss per share - basic	$(3.02)
Net loss per share - assuming dilution	$(3.02)

The pro forma net loss includes amortization expense associated with intangible assets obtained in conjunction with the Guidant acquisition of $120 million for the first quarter of 2006 and also includes the following non-recurring charges: purchased research and development of $4.169 billion obtained as part of the Guidant acquisition; $224 million in expense associated with the step-up value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and $87 million for the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase. In connection with the accounting for the acquisition of Guidant, we wrote-up inventory acquired from manufacturing cost to fair value.

NOTE C – COMPREHENSIVE INCOME

The following table provides a summary of our comprehensive income:

	Three Months Ended
	March 31,
(in millions)	2007	2006
Net income	$120	$332
Foreign currency translation adjustment	(1)	14
Net change in derivative financial instruments	(1)	(2)
Net change in equity investments	(5)	(14)
Comprehensive income	$113	$330

NOTE D – EARNINGS PER SHARE

The following table sets forth the computations of basic and diluted earnings per share:

	Three Months Ended
	March 31,
(in millions, except per share data)	2007	2006
Basic
Net income	$120	$332
Weighted average shares outstanding	1,481.3	821.3
Net income per common share	$0.08	$0.40

Assuming dilution
Net income	$120	332
Weighted average shares outstanding	1,481.3	821.3
Net effect of common stock equivalents	16.5	9.1
Total	1,497.8	830.4
Net income per common share	$0.08	$0.40

Potential common stock equivalents of 37 million for the first quarter of 2007 and 17 million for the first quarter of 2006 were excluded from the computation of earnings per share, assuming dilution, because the exercise prices were greater than the average market price of our common stock during the quarter.

NOTE E – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statement of operations:

	Three Months Ended March 31,
(in millions)	2007	2006
Cost of products sold	$4	$6
Selling, general and administrative expenses	23	20
Research and development expenses	7	6
Income before income taxes	34	32
Income tax benefit	10	9
Net income	$24	$23

NOTE F – INVENTORIES

The components of inventory consist of the following:

	March 31,	December 31,
(in millions)	2007	2006

Finished goods	$471	$447
Work-in-process	158	145
Raw materials	164	157
	$793	$749

NOTE G – BORROWINGS AND CREDIT ARRANGEMENTS

We had outstanding borrowings of $8.905 billion at March 31, 2007 at a weighted average interest rate of 6.00 percent as compared to outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent. Our borrowings at March 31, 2007 consist primarily of unsecured subsidiary indebtedness including our senior $5.0 billion term loan and our subordinated $900 million loan from Abbott, and $3.05 billion in unsecured, senior notes. Our next debt maturity is in April 2008 for $650 million.

Our revolving credit facility and term loan agreement requires that we maintain a ratio of debt to pro forma EBITDA, as defined by the agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. The agreement also requires that we maintain a ratio of pro forma EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of March 31, 2007, we were in compliance with both of these covenants. Exiting the quarter, our ratio of debt to pro forma EBITDA was 3.9 to 1.0 and the ratio of pro forma EBITDA to interest expense was 4.3 to 1.0. Any breach of these covenants would require that we obtain waivers from our lenders and there can be no assurance that our lenders would grant such waivers.

Our credit ratings are BBB- from Fitch Ratings; Baa3 from Moody's Investor Service; and BBB from Standard & Poor's Rating Services. These credit ratings are investment grade. The ratings outlook by the three rating agencies is currently negative. Credit rating changes do not trigger an event of default as defined by our borrowing arrangements.

NOTE H – COMMITMENTS AND CONTINGENCIES

The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

We accrue anticipated costs of settlement and damages and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. In connection with our acquisition of Guidant, the number of legal claims against us, including product liability, private securities and shareholder derivative claims, significantly increased. Our accrual for legal matters that are probable and estimable was $732 million at March 31, 2007 and $485 million at December 31, 2006, and includes costs of settlement, damages and defense. The amounts accrued relate primarily to assumed Guidant litigation and claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we continue to assess certain assumed litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results and our ability to comply with our debt covenants.

In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated.

Except as disclosed below, there have been no material developments with regards to any matters of litigation or other proceedings disclosed in our 2006 Annual Report on Form 10-K.

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

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson's request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson's appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent and also asked the Dutch Patent Office for technical advice about the validity of the amended patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court's June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. A hearing has been scheduled for December 21, 2007.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against Boston Scientific alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court's decision, and in May 2006, the Court reinstated the patent. In August 2006, we appealed the Court's decision to the Supreme Court. On January 18, 2007, the Supreme Court denied review. A trial has been scheduled for January 21, 2008.

On March 26, 2002, we and Target Therapeutics, Inc., our wholly owned subsidiary, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of

California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis' summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis' motion for reconsideration by modifying its claim construction order. On February 9, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to one of the patents and a hearing on Cordis' motion was held on May 4, 2007. A trial has not yet been scheduled.

On January 13, 2003, Cordis filed suit for patent infringement against us and SCIMED alleging that our Express 2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2™, Express 2 , Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. We filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, our motion was denied. With respect to our counterclaim, a jury found on July 1, 2005 that Johnson & Johnson's Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe our patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson's motion. Johnson & Johnson’s motion for reconsideration was denied on March 27, 2007. On April 17, 2007, Johnson & Johnson filed a second motion to set aside the verdict and enter judgment as a matter of law or, in the alternative, a new trial on infringement. Even though it is reasonably possible that we will incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On March 13, 2003, we, and Boston Scientific Scimed, Inc., filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. We subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes four of our additional patents (Additional Patents). Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, we amended our complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit.  We may replace Abbott Laboratories for Guidant as a party in the suit as a result of Abbott's purchase of Guidant's vascular interventions and endovascular solutions businesses.  In March 2005, we filed a stipulated dismissal as to three of the four Additional Patents. On July 1, 2005, a jury found that Johnson & Johnson's Cypher drug-eluting stent infringes one of our patents and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson's motion. Johnson & Johnson has moved for reconsideration of the Court's decision. A summary judgment hearing as to the remaining patent was held on June 14, 2006. On April 4, 2007, the Court granted summary judgment of non-infringement of the remaining patent.

On December 24, 2003, we (through our subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis' Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents. The suit was filed in the District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. The Belgium Court linked all Johnson & Johnson entities into a single action but dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, we refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking injunctive and monetary relief for infringement of the same European patent. A hearing is scheduled for September 20, 2007. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France and, in January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. We have filed a counterclaim infringement action in Italy.

On May 12, 2004, we filed suit against two of Johnson & Johnson's Dutch subsidiaries, alleging that Cordis' Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen. The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court's ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis' infringing acts in The Netherlands will be determined at a later date. Cordis appealed the validity and infringement ruling by The Hague Court. A hearing on this appeal was held on November 2, 2006 and a decision was received on March 15, 2007 finding the patent valid but not infringed. We have filed an appeal.

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that we and Abbott tortiously interfered with the Merger Agreement by inducing Guidant's breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys' fees and costs. We and Guidant filed a motion to dismiss the complaint on November 15, 2006. Johnson & Johnson filed its opposition to the motion on January 9, 2007, and defendants filed their reply on January 31, 2007. A hearing on the motion to dismiss was held on February 28, 2007. The judge took the matter under advisement, and stayed discovery pending his decision on the motion.

On February 1, 2005, we and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medsystems, Inc., a subsidiary of Johnson and Johnson, in The Hague, The Netherlands seeking a declaration that Conor's drug-eluting stent products infringe patents owned by Angiotech and licensed to us. A hearing was held on October 27, 2006, and a decision was rendered on January 17, 2007 in favor of Angiotech and us. The Court granted an injunction against Conor, prohibiting it from selling its paclitaxel-eluting stent in The Netherlands, and also ordered Conor to pay damages. On April 17, 2007, Conor appealed this decision.

Litigation Relating to St. Jude Medical, Inc.

Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski Family Ventures LLC are plaintiffs in a patent infringement suit originally filed against St. Jude Medical and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical's defibrillator products. In February 2002, the District Court reversed the jury's finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between us and St. Jude Medical, the parties agreed to limit the scope and available remedies of this case. On March 26, 2007, the District Court issued a ruling invalidating the patent.

Litigation with Medinol Ltd.

On September 25, 2002, we filed suit against Medinol alleging Medinol's NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. We appealed the Court's decision in December 2003. A hearing on the appeal was held on August 17, 2006. On December 14, 2006, a decision was rendered upholding the trial court ruling. We appealed the Court’s decision on March 14, 2007.

On January 26, 2007, Medinol filed a Vindication Action against us in the German District Court of Munich, Germany. The complaint alleges, and seeks a ruling, that Medinol be deemed the owner of one of our patents covering coronary stent designs. We are in the process of evaluating this matter and will respond to the action on or before May 31, 2007.

Other Patent Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, we reached a contingent settlement with Dr. Bonzel involving all but one claim asserted in the complaint. The contingency was satisfied and the settlement is final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against us, certain of our subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. We answered, denying the allegations of the complaint. We filed a motion to dismiss the case, and the case was dismissed with prejudice on November 2, 2004. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. On March 2, 2006, the Federal District Court dismissed the appeal and affirmed the lower court’s decision.  On April 24, 2007, we received a letter from Dr. Bonzel's counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law.  We are investigating the allegations contained in this letter and will respond to Dr. Bonzel's counsel.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc., a subsidiary of ev3, and Dendron GmbH alleging that Micro Therapeutics' Sapphire™ detachable coil delivery systems infringe twelve patents licensed to us and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include us and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, we, as a third-party defendant, filed a motion to dismiss us from the case. On July 9, 2004, the Court granted our motion in part and dismissed us and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. On April 7, 2006, the Court denied Micro Therapeutics' motion seeking unenforceability of The Regents' patent and denied The Regents' cross-motion for summary judgment of unenforceability. A trial is scheduled for October 16, 2007.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights assigned to our covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, we answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case, and in May 2007 the parties executed a written settlement agreement.

On April 4, 2007, SciCo Tec GmbH, filed suit against us alleging certain of our balloon catheters infringe a U.S. patent owned by SciCo Tec GmbH.  The suit was filed in the United States District Court for the Eastern District of Texas seeking monetary and injunctive relief.  We will answer the complaint, denying the allegations.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Nedizintechnik GmbH, alleging certain balloon catheters infringe a German patent owned by SciCo Tec GmbH.  The suit was filed in Mannheim, Germany.  We will answer the complaint, denying the allegations.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on our behalf in the U.S. District Court for the Southern District of New York against our then current directors and us as nominal defendant. Both complaints allege, among other things, that with regard to our relationship with Medinol, the defendants breached their fiduciary duties to us and our shareholders in our management and affairs, and in the use and preservation of our assets. The suits seek a declaration of the directors' alleged breach, damages sustained by us as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and us as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against us. After the resolution of the Medinol lawsuit, plaintiffs, on May 1, 2006, were permitted to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties' agreement to stay the action. The defendants filed a motion to dismiss the amended complaint on or about June 30, 2006. The motion was denied without prejudice on October 18, 2006, and the Court ordered that the amended complaint be deemed a demand for our Board of Directors to consider taking action in connection with the allegations of the amended complaint. On February 20, 2007, the Board of Directors responded, rejecting plaintiffs’ demand.  Defendants filed a renewed motion to dismiss the amended complaint on March 13, 2007.

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit on our behalf in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against our directors, certain of our current and former officers and us as nominal defendant. The complaint alleged, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to us and our shareholders in the management and affairs of our business and in the use and preservation of our assets. The complaint also alleged that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold our stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits sought a declaration of the directors' and officers' alleged breaches, unspecified damages sustained by us as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. Following consolidation of the cases, the defendants filed a motion to dismiss the consolidated derivative complaint. Our motion to dismiss was granted without leave to amend on September 11, 2006. On September 21, 2006, plaintiff Laborers Local 100 and 397 Pension Fund filed a motion to alter or amend judgment and for leave to file an amended complaint which was denied on October 19, 2006. The Board of Directors thereafter received two letters from the Laborers Local 100 and 397 Pension Fund dated February 21, 2007.  One letter demanded that the Board of Directors investigate and commence action against the defendants named in the original complaint in connection with the matters alleged in the original complaint. The second letter (as well as subsequent letters from the Pension Fund) made a demand for an inspection of certain books and records for the purpose of, among other things, the investigation of possible breaches of fiduciary duty, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On March 21, 2007, we rejected the request to inspect books and records on the ground that Laborers Local 100 and 397 Pension Fund had not established a proper purpose for the request.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys' fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006 which was granted by the Court on March 30, 2007. On April 27, 2007, plaintiffs appealed the Court’s decision.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in our Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan's participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006. Plaintiffs filed their opposition memorandum on December 15, 2006, and defendants filed their reply on January 16, 2007. A hearing has not yet been scheduled.

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

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has 18 filed lawsuits outstanding, and more suits may be filed. Additionally, Guidant has been notified of over 150 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages.

While insurance may reduce Guidant's exposure with respect to ANCURE System claims, one of Guidant's carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud. Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also have initiated suit against certain of its carriers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant's rights to coverage. The lawsuits are virtually identical and proceeding in both state courts. A trial has not yet been scheduled in the Illinois case. A trial is expected to begin in late 2007 or early 2008 in the Indiana case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment on Allianz's duty to defend.  On April 19, 2007, Allianz filed a notice of appeal of that ruling.

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant's directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. On March 9, 2007, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice for lack of standing in one of the pending state derivative actions.. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant's proposed merger with Johnson & Johnson. On January 23, 2006, Guidant and its directors moved to dismiss the amended complaint. On March 17, 2006, a second amended complaint in the federal derivative case was filed. On May 1, 2006, the defendants moved to dismiss the second amended complaint. This motion remains pending.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant's employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana

against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant's defibrillators and imprudently made contributions to Guidant's 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys' fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complaint, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court's decision to the United States Court of Appeals for the Seventh Circuit. A hearing was held on April 10, 2007. This appeal remains pending.

Approximately 80 product liability class action lawsuits and more than 1,350 individual lawsuits are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but 105 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. The MDL Court scheduled the first federal court trial for July 30, 2007. An additional nine lawsuits are pending in Canada. Of these nine suits in Canada, six are putative class actions and three are individual lawsuits. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the recent product communications. The first state court trial has been scheduled in Minnesota for January 28, 2008.

In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. Pursuant to an agreement between the parties, the cases originally scheduled to be tried in Texas state court in September 2006 are no longer set for trial.  In 2006, the FDA's Office of Criminal Investigations issued a subpoena to the plaintiffs' attorneys involved in this trial asking plaintiffs' counsel to turn over documents they have received from Guidant as part of the civil litigation discovery process. To date, Guidant has also been informed of over 4,300 claims of individuals that may or may not mature into filed suits.

Guidant has received requests for information in the form of Civil Investigative Demands (CID) from the attorneys general of Arizona, California, Oregon, Illinois, Vermont and Louisiana. These attorneys general advise that approximately twenty-nine other states and the District of Columbia are cooperating in these CID demands. The CIDs pertain to whether Guidant violated any applicable state laws, primarily state consumer protection laws, in connection with the sale and promotion of certain of its implantable defibrillators. Guidant is cooperating with these investigations.

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the New York's Consumer Protection Law (N.Y. Executive Law § 63(12)). In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its PRIZM 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant's concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of N.Y. Executive Law § 63(12). The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a PRIZM 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. This case is currently pending in the MDL in the United States District Court for the District of Minnesota.

Approximately seventy former employees have filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC). Most of the charges were filed in the Minneapolis Area Office. The charges allege that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with Guidant's reduction in force. In September 2006, the EEOC found probable cause to support the allegations in the charges pending before it. Separately, in April 2006, approximately sixty of these former employees also sued Guidant in federal district court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in August 2004 in conjunction with a reduction in force. All but one of the plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties conducted discovery in the fall of 2006 regarding the issue of the validity of those releases and have since filed cross motions for summary judgment on this issue. A hearing on the summary judgment motions was held on February 21, 2007, and on April 4, 2007, the Court issued a decision in which it held that the releases did not bar the plaintiffs from pursuing their claims of age discrimination.against Guidant. Guidant requested that the Court grant permission to appeal this decision to the United States Court of Appeals for the Eighth Circuit.  If the Court grants such permission, the parties will follow a special appeals process that will last a number of months before the Eighth Circuit renders a decision on the validity of the releases.

Guidant is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or MSP) private right of action, as well as related claims. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of recent voluntary field actions. Both of these cases were pending in the MDL in the United States District Court for the District of Minnesota. We moved to dismiss one of the suits and the plaintiff filed an opposition to this motion.  The Court held a hearing on the motion to dismiss the MSP claim on March 6, 2007 which was granted on April 16, 2007.  Guidant expects to file a motion to dismiss the second MSP claim during the second quarter of 2007 based on the Court’s recent ruling relating to the first MSP claim.

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

Two of these actions were pending in the multi-district litigation in the federal district court in Minnesota (MDL) as part of a single `master complaint,' filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant. Guidant  moved to dismiss the MDL TPP claims in the master complaint for lack of standing and for failure to state a claim.  A hearing was held on March 6, 2007, and on April 16, 2007, the MDL Court granted Guidant’s motion to dismiss, dismissing the claims of both TPP plaintiffs in the MDL.  While most of the claims were dismissed with prejudice, the subrogation claims brought by the TPP plaintiffs were dismissed without prejudice and may later be reasserted.

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

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On April 25, 2006, the Court denied Guidant's motion to dismiss the complaint, but ordered the relator to file a second amended complaint. On May 4, 2006, the relator filed a second amended complaint. On May 24, 2006, Guidant moved to dismiss that complaint, which motion was denied by the Court on September 13, 2006. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006. To date, no state has intervened in this case.

In 2005, the Securities and Exchange Commission began a formal inquiry into issues related to certain of Guidant's product disclosures and trading in Guidant stock. Guidant has cooperated with the inquiry.

On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005 in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant's defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006, and were consolidated with the initial complaint filed on November 3, 2005. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint.

In October 2005, Guidant received administrative subpoenas from the U.S. Department of Justice U.S. Attorney's offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the U.S. Attorney's office in Boston requests documents concerning marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products. The subpoena from the U.S. Attorney's office in Minneapolis requests documents relating to Guidant's VENTAK PRIZM 2 and CONTAK RENEWAL and CONTAK RENEWAL 2 devices. Guidant is cooperating in these matters.

On May 3, 2006, Emergency Care Research Institute (ECRI) filed a complaint against Guidant in the U.S. District Court for the Eastern District of Pennsylvania generally seeking a declaration that ECRI may publish confidential pricing information about Guidant's medical devices. The complaint seeks, on constitutional and other grounds, a declaration that confidentiality clauses contained in contracts between Guidant and its customers are not binding and that ECRI does not tortiously interfere with Guidant's contractual relations by obtaining and publishing Guidant pricing information. Guidant's motion to transfer the matter to Minnesota was denied and discovery is proceeding in the Eastern District of Pennsylvania. A trial is expected to be scheduled in late 2007 or early 2008.

On July 17, 2006, Carla Woods and Jeffrey Goldberg, as Trustees of the Bionics Trust and Stockholders' Representative, filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we breached the Agreement and Plan of Merger among us, Advanced Bionics Corporation, the Bionics Trust, Alfred E. Mann, Jeffrey H. Greiner, and David MacCallum, collectively in their capacity as Stockholders' Representative, and others dated May 28, 2004 (the Merger Agreement) or, alternatively, the covenant of good faith and fair dealing. The complaint seeks injunctive and other relief. On February 20, 2007, the district court entered a preliminary injunction prohibiting us from taking certain actions until we complete specific actions described in the Merger Agreement. We appealed the preliminary injunction order on March 16, 2007. On April 17, 2007, the district court issued a permanent injunction.  On May 7, 2007, we appealed the permanent injunction order.

On January 16, 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 University Hospital Centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. Guidant France filed a response to the Statement of Objections on March 29, 2007.

On February 28, 2007, we received a letter from the Congressional Committee on Oversight and Government Reform requesting information relating to our TAXUS stent systems.   The Committee’s request expressly related to concerns about the safety and off label use of drug-eluting stents raised by a recent FDA panel.  We are one of two device companies asked to provide information about research and marketing activities relating to drug-eluting stents.  We are cooperating with the Committee regarding its request.

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record-keeping procedures in its CRM facility in St. Paul, Minnesota. In 2007, following recent reinspections of our CRM facilities, we received notification that the FDA had lifted the warning letter and removed associated restrictions.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As also stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected.

NOTE I – INCOME TAXES

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized approximately $128 million increase in our liability for unrecognized tax benefits.  Approximately $28 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant and was recorded as an increase to goodwill in accordance with purchase accounting pursuant to Emerging Issues Task Force (EITF) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate.  At March 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $385 million of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.  Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001, except for a Japanese appeals court case with respect to the 1995 to 1998 tax periods.

In the next twelve months, we expect to resolve multiple issues with the IRS.   We also expect to receive the appellate court decision on the Japan matter during 2007.  As a result of settlement of these matters we anticipate that our reserve for uncertain tax positions could change by up to $208 million in the next twelve months.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense.  We had $221 million accrued for interest and penalties at adoption of Interpretation No. 48 and $241 million at March 31, 2007.

NOTE J – SEGMENT REPORTING

We have four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of our reportable segments generates revenues from the sale of less-invasive medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. This segment income excludes certain corporate and manufacturing expenses associated with divisions that do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, as well as stock-based compensation and amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income and are included in the reconciliation below.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. We have restated the segment information for 2006 net sales and operating results based on our standard foreign exchange rates used for 2007. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. We base enterprise-wide information on actual foreign exchange rates used in our unaudited condensed consolidated financial statements.

(in millions)	United States	Europe	Japan	Inter- Continental	Total
Three months ended March 31, 2007
Net sales	$1,271	$433	$170	$183	$2,057
Segment income	388	224	96	87	795
Three months ended March 31, 2006
Net sales	$991	$321	$142	$175	$1,629
Segment income	463	180	79	88	810

A reconciliation of the totals reported for the reportable segments to the applicable line items in our consolidated financial statements is as follows:

	Three Months Ended March 31,
(in millions)	2007	2006
Net sales
Total net sales allocated to reportable segments	$2,057	$1,629
Foreign exchange	29	(9)
	$2,086	$1,620

Income before income taxes
Total operating income allocated to reportable segments	$795	$810
Manufacturing operations	(161)	(125)
Corporate expenses and foreign exchange	(146)	(118)
Acquisition-related and other costs	(17)
Amortization and stock-based compensation expense	(189)	(70)
	282	497
Other income (expense)	(123)	(66)
	$159	$431

NOTE K – NEW ACCOUNTING PRONOUNCEMENTS

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. Statement No. 159 also establishes additional disclosure requirements for these items stated at fair value. Statement No. 159 is effective for our 2008 fiscal year, with early adoption permitted, provided that we also adopt Statement No. 157, Fair Value Measurements. We are currently evaluating the impact that the adoption of Statement No. 159 will have on our consolidated financial statements.

Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06−3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. We present sales net of sales taxes in our unaudited condensed consolidated statements of operations. Issue No. 06−3 is effective for interim and annual reporting periods beginning after December 15, 2006. No change of presentation is anticipated as a result of our adoption of Issue No. 06−3.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. We accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. Building relationships with development-stage companies and investors allows us to deepen our current franchises as well as expand into complementary businesses. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.”

Our first quarter 2007 operating results include the results of our Cardiac Rhythm Management (CRM) and Cardiac Surgery businesses that were acquired as part of Guidant on April 21, 2006.

Financial Summary

Our net sales for the first quarter of 2007 increased to $2.086 billion from $1.620 billion for the first quarter of 2006, an increase of 29 percent. The increase in net sales is attributable primarily to the inclusion of $589 million of net sales from our CRM and Cardiac Surgery divisions. Our reported net income for the first quarter of 2007 was $120 million, or $0.08 per diluted share, as compared to net income of $332 million, or $0.40 per diluted share, for the first quarter of 2006. Our reported results for the first quarter of 2007 included charges (after-tax) of $26 million, or $0.02 per share, which consisted primarily of charges related to the Guidant acquisition. Our reported results for the first quarter of 2006 included charges (after-tax) of $29 million, or $0.03 per share, which consisted primarily of investment write-downs due to the termination of a gene therapy trial being conducted by one of our portfolio companies.

Outlook

CRM Business

CRM revenue represented approximately 25 percent of our consolidated net sales for the first quarter of 2007. We estimate that the worldwide CRM market will approximate $10 billion in 2007 as compared to approximately $9 billion in 2006 and estimate that U.S. implantable cardioverter defibrillator (ICD) sales represent approximately 40 percent of the worldwide CRM market in both 2007 and 2006. During the first quarter of 2007, we achieved double-digit sequential growth in worldwide CRM sales for the second consecutive quarter. Worldwide CRM sales increased to $539 million for the first quarter of 2007 as compared to $489 million for the fourth quarter of 2006. On a pro forma basis, as though we had acquired Guidant on January 1, 2006, our CRM sales decreased by four percent from approximately $562 million for the first quarter of 2006 due to a slight decline in market share.  We believe the lower market share, as well as the reduced market growth rates, were due primarily to previous field actions in the industry.  However, we believe the double-digit sequential increase in our net sales is a sign that our market share has increased and the CRM market is stabilizing and may have returned to growth. We expect that growth rates in the worldwide CRM market, and the U.S. ICD market, will recover over several years. However, there can be no assurance that these markets will return to their historical growth rates or that we will be able to regain CRM market share or increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	future product field actions or new physician advisories by us or our competitors;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	our ability to reestablish the trust and confidence of the implanting community, the referring community and prospective patients in our technology;

•	our ability to retain our sales force and other key personnel;

•	delayed or limited regulatory approvals;

•	our ability to launch next-generation products and technology features in a timely manner, if at all;

•	economic and regulatory conditions;

•	new competitive launches;

•	unfavorable reimbursement policies;

•	declines in average selling prices;

•	the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

In April 2007, following recent FDA reinspections of our CRM facilities, we received notification that the FDA had lifted its warning letter issued to Guidant in December 2005 and removed associated restrictions. The reinspections included an assessment of our implementation of quality system improvements and the FDA inspectors noted no observations during their reinspections. We believe the FDA’s decision represents a major milestone in the ongoing recovery of our CRM business.

We remain focused on our market share recovery and intend to accelerate recovery by continuing to regain the trust and confidence of the implanting community, the referring community and prospective patients; continuing to improve our quality systems; investing in new technologies and clinical trials; retaining our sales force and other key personnel; continuing research and development productivity; and improving physician and patient communication. However, if these efforts are not successful, and the CRM market does not recover according to our expectations, or we are unable to regain market share and net sales on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

During the first quarter of 2007, we continued to incur integration and restructuring costs as we integrate certain operations of Guidant. There can be no assurances that we will realize efficiencies related to the integration of the businesses sufficient to offset incremental transaction, acquisition-related, integration and restructuring costs over time.

Coronary Stent Business

Coronary stent revenue represented approximately 25 percent of our consolidated net sales during the first quarter of 2007, as compared to 41 percent during the first quarter of 2006, attributable primarily to the Guidant acquisition. We estimate that the worldwide coronary stent market will approximate $5 billion in 2007 as compared to approximately $6 billion in 2006 and estimate that drug-eluting stents will represent approximately 80 percent of the dollar value of market sales in 2007 as compared to 90 percent for 2006.

Our U.S. TAXUS® stent system net sales declined to $293 million for the first quarter of 2007 as compared to $419 million for the first quarter of 2006 due primarily to a decline in market size. Market size is driven primarily by the number of percutaneous coronary interventional (PCI) procedures performed; the number of devices used per procedure; the drug-eluting stent penetration rate, or mix between bare metal and drug-eluting stents across procedures; and average drug-eluting stent selling prices. Uncertainty regarding the perceived risk of late stent thrombosis following the use of drug-eluting stents has contributed to a decline in the U.S. stent market size. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent. For the first quarter of 2007, the percentage of drug-eluting stents used in U.S. interventional procedures was approximately 69 percent, as compared to approximately 88 percent for the first quarter of 2006. In addition to the decline in U.S. drug-eluting stent market penetration rates, decreases in overall PCI volume, due likely to market conservatism, contributed to the reduction in market size. Until the drug-eluting stent market stabilizes, we expect that there will be continued pressure on our U.S. drug-eluting stent sales and our level of future drug-eluting stent sales may be below those experienced in previous periods. We believe that PCIs, device utilization per procedure and drug-eluting stent penetration rates may increase in the future and result in a market recovery; however, there can be no assurance that this will happen or that the market will recover to previous levels.

In the fourth quarter of 2006, the FDA held a special advisory panel meeting to discuss the safety of drug-eluting stents. Members of the panel concluded that drug-eluting stents remain safe and effective when used as indicated, and that the benefits outweigh the risks. The FDA is considering extending the clinical trial data requirements for pre-market approval applications and post-market surveillance studies, which could affect new product launch schedules and increase the cost of compliance.

During the first quarter of 2007, our international TAXUS stent system net sales decreased by 18 percent to $175 million for the first quarter of 2007 as compared to $214 million for the same period in 2006. The decline in TAXUS stent system sales in these markets was due primarily to market share declines associated with several competitors having launched new drug-eluting stent products in these markets. We expect competitive launches in these geographies to continue to put pressure on our market share and average selling prices in 2007.  Drug-eluting stent penetration rates remained relatively consistent in the first quarter of 2007 as compared to the same period in the prior year in these markets and we expect that they will remain relatively consistent in these markets during the remainder of 2007.  In May 2007, following receipt of regulatory and reimbursement approval, we launched our TAXUS Express2 stent system in Japan. Our goal is to achieve a market leadership position in Japan within several quarters where we estimate the 2007 market size for drug-eluting stents is approximately $500 million.

The worldwide coronary stent market has historically been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market.

However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:

•	the results of our TAXUS clinical trials;

•	the performance benefits of our current technology;

•	the strength of our pipeline of drug-eluting stent products and the planned launch sequence of these products;

•	our overall worldwide market leadership in interventional medicine and our sizeable interventional cardiology sales force;

•	our significant investments in our sales, clinical, marketing and manufacturing capabilities; and

•	our second drug-eluting stent platform obtained as a result of the Guidant acquisition.

However, a material decline in our drug-eluting stent revenue would have a significant adverse impact on our future operating results. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	continued concerns regarding the risk of late stent thrombosis;

•	the entry of additional competitors in markets in which we participate;

•	continued physician and patient confidence in our technology and attitudes toward drug-eluting stents;

•	our ability to resolve the issues identified in our legacy Boston Scientific corporate warning letter to the satisfaction of the FDA;

•	the overall number of PCI procedures performed, as well as the prolonged use of medical therapy, in lieu of PCIs, to treat the symptoms of coronary disease;

•	declines in the average selling prices of drug-eluting stent systems;

•	variations in clinical results or product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals;

•	unfavorable reimbursement policies;

•	intellectual property litigation;

•	the average number of stents used per procedure;

•	our ability to maintain or expand indications for use;

•	our ability to launch next-generation products and technology features, including our TAXUS LibertéTM stent system in the U.S. market;

•	changes in FDA clinical trial data requirements and post-market surveillance studies and the associated impact on new product launch schedules and the cost of compliance;

•	drug-eluting stent penetration rates; and

•	economic and regulatory conditions.

The TAXUS drug-eluting stent system is currently one of only two drug-eluting systems available for sale in the U.S. market. Our share of the drug-eluting stent market, as well as unit prices, may be adversely impacted as additional competitors enter this market, which could occur as early as the second half of 2007.

Prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us, including the XIENCE™ V everolimus-eluting coronary stent system. In October of 2006, we received CE mark approval to begin marketing the PROMUS™ stent system, which is a private-labeled XIENCE V drug-eluting coronary stent system supplied to us by Abbott. During the fourth quarter of 2006, we initiated a limited launch of the PROMUS stent system in certain European countries. We expect to continue to broaden our launch in Europe and will begin to launch our PROMUS stent system in key Inter-Continental countries in the second quarter of 2007 and in the U.S. in 2008, subject to regulatory approvals. Under the terms of our supply arrangement with Abbott, the profit margin of a PROMUS stent system will be significantly lower than that of our TAXUS drug-eluting stent system. Therefore, the mix of PROMUS stent system revenue relative to our total drug-eluting stent revenue could vary over time and could have a negative impact on our overall profitability as a percentage of revenue. In addition, we will incur incremental costs and expend incremental resources in order to develop and commercialize products utilizing the Guidant drug-eluting stent system technology and to support the launch of our internally-manufactured everolimus-eluting stent system in the future, which we expect will have profit margins more comparable to our TAXUS stent system.

Regulatory Compliance

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three facilities. During 2005, in order to strengthen our corporate-wide quality controls, we launched Project Horizon, which has resulted in the reallocation of significant internal engineering and management resources to quality initiatives, as well as incremental spending. It also has resulted in adjustments to the launch schedules of certain products and the decision to discontinue certain other product lines over time.

We believe we have identified solutions to the quality issues cited by the FDA and we continue to make progress in transitioning our organization to implement those solutions. We communicate frequently and meet regularly with the FDA to apprise them of our progress. The FDA has communicated the need for us to complete substantially all remediation efforts before they will reinspect our facilities. We have engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We expect to initiate third-party audits in the second quarter of 2007.   Our goal is to complete these audits and begin providing results to the FDA in the third quarter of 2007.

There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. Our inability to resolve these issues in a timely manner may further delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent, which may weaken our competitive position in the markets in which we participate. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products, issuing a consent decree or assessing civil monetary penalties.

Debt Covenant Compliance and Operating Spend

At March 31, 2007, our net debt was approximately $7.6 billion. During 2007, we may decide to repay a portion of our debt prior to the first maturity in April 2008 and intend to use a significant portion of our operating cash flow to reduce our outstanding debt obligations over the next several years.  Our revolving credit facility and term loan agreement requires that we maintain certain financial covenants. As of March 31, 2007, we were in compliance with these covenants. Any breach of these covenants would require that we obtain waivers from our lenders and there can be no assurance that our lenders would grant such waivers. Our inability to obtain any necessary waivers, or to obtain them on reasonable terms, could have a material adverse impact on our operations. See Financing Activities in our Liquidity and Capital Resources section for more information on our compliance with these requirements.

We have maintained our operating spending levels given our expectation that the CRM market and drug-eluting stent market may recover over time.  We believe our existing infrastructure is necessary to support future growth and to sustain our market leadership position in drug-eluting stent systems.   We continue to examine our cost structure aggressively and have begun to implement various programs throughout the organization to enhance operating efficiencies.  We will continue to examine all of our operations in order to identify sustainable cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives. In addition, we have the flexibility to sell certain non-strategic assets and implement other strategic initiatives, which may increase cash available for debt repayment.

Proposed Endosurgery Initial Public Offering (IPO)

In March 2007, we announced that our Board of Directors has authorized management to explore an IPO of a minority interest in our Endosurgery group. An IPO would involve selling a minority interest of the Endosurgery group and establishing a separately traded public company. The new company would remain a majority-owned subsidiary of Boston Scientific and would continue to be consolidated with Boston Scientific for financial reporting purposes. Our goal is to complete exploration of the proposed Endosurgery IPO over the next six to 12 months.

There is no guarantee that the proposed Endosurgery IPO will be finalized. Completion of the proposed Endosurgery IPO is subject to a number of factors and conditions, including final approval by our Board of Directors and the filing and effectiveness of registration statements with the SEC. In addition, the complexity of the transaction will require a substantial amount of management and operational resources, as well as the use of several cross-functional project teams. Our business and results of operations may be adversely affected during the transition period as the attention of management and Endosurgery personnel is focused on the proposed Endosurgery IPO and away from core business operations.

Quarterly Results

Net Sales

The following table provides our net sales by region and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended March 31,		As Reported Currency	Constant Currency
(in millions)	2007	2006	Basis	Basis

United States	$1,271	$991	28%	28%

Europe	463	314	47%	35%
Japan	159	134	19%	21%
Inter-Continental	193	181	7%	5%
International	815	629	30%	23%

	$2,086	$1,620	29%	26%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended March 31,		As Reported Currency	Constant Currency
(in millions)	2007	2006	Basis	Basis

Interventional Cardiology	$804	$949	(15%)	(17%)
Peripheral Interventions/ Vascular Surgery	154	184	(16%)	(18%)
Electrophysiology	36	34	6%	5%
Neurovascular	90	80	14%	11%
Cardiac Surgery	50	N/A	N/A	N/A
Cardiac Rhythm Management	539	N/A	N/A	N/A
Cardiovascular	1,673	1,247	34%	32%

Oncology	56	54	4%	2%
Endoscopy	200	180	11%	9%
Urology	95	90	6%	5%
Endosurgery	351	324	8%	7%

Neuromodulation	62	49	28%	26%

	$2,086	$1,620	29%	26%

We manage our international operating regions and divisions on a constant currency basis, while market risk from currency exchange rate changes is managed at the corporate level. To calculate regional and divisional revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant currency exchange rates. Certain amounts in the tables above may not sum or recalculate due to rounding of individual components.

U.S. Net Sales

During the first quarter of 2007, our U.S. net sales increased by $280 million, or 28 percent, as compared to the first quarter of 2006. The increase is related primarily to the inclusion of $395 million of U.S. net sales from our CRM and Cardiac Surgery divisions, which included ICD sales of $273 million. Offsetting this increase were declines in our U.S. net sales of TAXUS coronary stent systems to $293 million for the first quarter of 2007 as compared to $419 million for the first quarter of 2006. The decline in TAXUS sales was due primarily to a decrease in the U.S. drug-eluting stent market size in the first quarter of 2007 relative to the same period in the prior year. See the Outlook section for a more detailed discussion of the drug-eluting stent market and our position within that market.

International Net Sales

During the first quarter of 2007, our international net sales increased by $186 million, or 30 percent, as compared to the first quarter of 2006. Excluding the favorable impact of $38 million of foreign currency fluctuations, our international net sales increased 23 percent. The increase related primarily to the inclusion of $193 million of international net sales from our CRM and Cardiac Surgery divisions. TAXUS stent system sales in our Europe and Inter-Continental markets were $175 million for the first quarter of 2007 as compared to $214 million for the same period in the prior year. The decline in TAXUS stent system sales in these markets was due principally to market share declines associated with several competitors having launched new drug-eluting stent products in these markets.

For the first quarter of 2007, our legacy Boston Scientific net sales in Japan, excluding the impact of currency fluctuations, were relatively consistent with the prior year. In the first quarter of 2007, Japan net sales included $28 million from our CRM and Cardiac Surgery products.  We expect our net sales in Japan will increase significantly throughout the remainder of 2007 following the May 2007 launch of our TAXUS Express2 coronary stent system in Japan.  See the Outlook section for a more detailed discussion of the international drug-eluting stent market and our position within these markets.

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended March 31,
	2007		2006
(in millions)	$	% of Net Sales	$	% of Net Sales
Gross profit	1,518	72.8	1,246	76.9

During the first quarter of 2007, our gross profit, as a percentage of net sales, decreased by 4.1 percentage points as compared to the first quarter of 2006. Our gross profit for the first quarter of 2007 decreased by approximately 2.1 percentage points as compared to the same period in the prior year due to period expenses, including costs associated with Project Horizon and certain inventory charges. Shifts in our product sales mix toward relatively lower margin products, including CRM products, and lower sales of TAXUS stent systems in the U.S., decreased our gross profit as a percentage of net sales by 1.6 percentage points. Unfavorable changes in currency exchange rates contributed to a 0.5 percentage point decrease in our gross profit.

Operating Expenses

The following table provides a summary of our operating expenses:

	Three Months Ended March 31,
	2007		2006
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	735	35.2	470	29.0
Research and development expenses	289	13.9	186	11.5
Royalty expense	52	2.5	55	3.4
Amortization expense	155	7.4	38	2.3

Selling, General and Administrative (SG&A) Expenses

During the first quarter of 2007, our SG&A expenses increased by $265 million, or 56 percent, as compared to the first quarter of 2006. As a percentage of our net sales, SG&A expenses increased to 35.2 percent for the first quarter of 2007 from 29.0 percent for the same period in the prior year. The increase in our SG&A expenses related primarily to $248 million of expenditures related to our CRM and Cardiac Surgery divisions. In the first quarter of 2007, we maintained spending levels for our legacy Boston Scientific business in order to support our market leadership position in drug-eluting stents and believe this infrastructure will be necessary to support our future growth. We continue to examine our cost structure aggressively and have begun to implement various programs throughout the organization to enhance operating efficiencies.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. For the first quarter of 2007, our R&D expenses increased by $103 million, or 55 percent, as compared to the first quarter of 2006. As a percentage of our net sales, R&D expenses increased to 13.9 percent for the first quarter of 2007 from 11.5 percent for the same period in the prior year. The increase related primarily to the inclusion of $107 million in expenditures associated with our CRM and Cardiac Surgery divisions. We have continued to invest in our paclitaxel drug-eluting stent program, along with our internally developed and manufactured everolimus-eluting stent program, in order to sustain our worldwide drug-eluting stent market leadership position.

Amortization Expense

For the first quarter of 2007, our amortization expense increased by $117 million, or 308 percent, as compared to the first quarter of 2006. As a percentage of our net sales, amortization expense increased to 7.4 percent for the first quarter of 2007 from 2.3 percent for the same period in the prior year. The increase in our amortization expense related primarily to approximately $120 million associated with the amortization of intangible assets obtained as part of the Guidant acquisition.

Interest Expense

For the first quarter of 2007, our interest expense increased to $141 million as compared to $37 million for the first quarter of 2006. The increase in our interest expense related primarily to an increase in our average debt levels used to finance the Guidant acquisition, as well as an increase in our weighted-average borrowing cost. For the first quarter of 2007, our average debt levels increased to $8.9 billion as compared to approximately $2.5 billion for the first quarter of 2006. Our weighted-average borrowing cost for the first quarter of 2007 increased to 6.1 percent from 5.3 percent for the same period in the prior year.

Other, net

For the first quarter of 2007, our other, net reflected income of $18 million as compared to expense of $29 million for the first quarter of 2006. Our other, net included interest income of $22 million for the first quarter of 2007 as compared to $9 million for the same period in the prior year. The increase in interest income is due primarily to increases in our cash and cash equivalents balances and increases in average market interest rates. In addition, for the first quarter of 2006, our other, net included $38 million of charges recorded associated primarily with investment write-downs due to the termination of a gene therapy trial conducted by one of our portfolio companies.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	24.5%	23.0%	1.5
Impact of certain charges*	(3.6%)	0.0%	(3.6)

 *These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the first quarter of 2007 as compared to the same period in the prior year related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2007, these charges included changes to the reserves for uncertain tax positions relating to items originating in prior periods, purchased research and development and charges related to the Guidant acquisition. In addition, our effective tax rate for the first quarter of 2007 decreased by approximately two percentage points as compared to the same period in the prior year due primarily to our decision at year-end to indefinitely reinvest earnings in foreign operations in order to repay debt obligations associated with the Guidant acquisition.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized approximately $128 million increase in our liability for unrecognized tax benefits.  Approximately $28 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant and was recorded as an increase to goodwill in accordance with purchase accounting pursuant to Emerging Issues Task Force Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate.  At March 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $385 million of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.  Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001, except for a Japanese appeals court case with respect to the 1995 to 1998 tax periods.

In the next twelve months, we expect to resolve multiple issues with the IRS.   We also expect to receive the appellate court decision on the Japan matter during 2007.  As a result of settlement of these matters we anticipate that our reserve for uncertain tax positions could change by up to $208 million in the next twelve months.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense.  We had $221 million accrued for interest and penalties at adoption of Interpretation No. 48 and $241 million at March 31, 2007.

We currently estimate that our 2007 effective tax rate, excluding certain charges, will be approximately 21 percent. However, acquisitions or dispositions in 2007 and geographic changes in the manufacture of our products may positively or negatively impact our effective tax rate.

Purchased Research and Development

Our research and development projects acquired in connection with our prior period business combinations are generally progressing in line with the estimates set forth in our 2006 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Liquidity and Capital Resources

The following tables provide a summary of key performance indicators that we use to assess our liquidity and operating performance:

	Three Months Ended March 31,
(in millions)	2007	2006
Cash (used for) provided by operating activities	$(59)	$564
Cash used for investing activities	(300)	(847)
Cash provided by financing activities	31	677
EBITDA[1]	536	568

	March 31,	December 31,
(in millions)	2007	2006
Short-term debt	$7	$7
Long-term debt	8,898	8,895
Gross debt	8,905	8,902
Less: cash and cash equivalents	1,340	1,668
Net debt	$7,565	$7,234

Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers EBITDA as a component of our debt covenants. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $25 million for the first quarter of 2007 and $38 million for the first quarter of 2006.

Operating Activities

The change in operating cash flow for the first quarter of 2007 as compared to the first quarter of 2006 is attributable primarily to: $400 million in tax payments associated principally with the gain on Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; a $80 million increase in our incentive program that is paid annually in the first quarter, due primarily to the inclusion of legacy Guidant employees; and a $75 million increase in interest payments related primarily to the increase in our average debt levels used to finance the Guidant acquisition.  In addition, in the first quarter of 2006, our cash from operating activities included a tax refund of approximately $100 million.  We expect to generate positive operating cash flow during the remainder of 2007. In addition, we expect our 2007 net sales will exceed 2006 levels due primarily to the inclusion of a full year of sales from our CRM and Cardiac Surgery businesses, and will potentially range from $8.3 billion to $8.5 billion.

Investing Activities

1The following represents a reconciliation between EBITDA and net income:

	Three Months Ended March 31,
(in millions)	2007	2006
EBITDA	$536	$568
Interest income	22	9
Interest expense	(141)	(37)
Income taxes	(39)	(99)
Stock-based compensation expense	(34)	(32)
Depreciation and amortization	(224)	(77)
Net income	$120	$332

We made capital expenditures of $96 million in the first quarter of 2007 as compared to $49 million during the first quarter of 2006. The increase was primarily a result of capital expenditures associated with our CRM division and spending to enhance the manufacturing capabilities of our Neuromodulation division. We expect to incur capital expenditures of approximately $350 million for the remainder of 2007, including capital expenditures to further upgrade our quality systems, to enhance further our manufacturing capabilities in order to support our second drug-eluting stent platform, and to support continuous growth in our business units, including our Neuromodulation division.

Certain of our business combinations involve the payment of contingent consideration. Our investing activities during the first quarter of 2007 included approximately $200 million of payments to the former shareholders of Advanced Bionics Corporation. See Note B - Business Combinations to our unaudited condensed consolidated financial statements included in this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our business combinations.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs.

We had outstanding borrowings of $8.905 billion at March 31, 2007 at a weighted average interest rate of 6.00 percent, as compared to outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent. Our borrowings at March 31, 2007 consist primarily of unsecured subsidiary indebtedness including our senior $5.0 billion term loan and our subordinated $900 million loan from Abbott, and $3.05 billion in unsecured, senior notes. There were no amounts outstanding under our $2.35 billion of available credit lines at March 31, 2007.

Our revolving credit facility and term loan agreement requires that we maintain a ratio of debt to pro forma EBITDA, as defined by the agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007 and 3.5 to 1.0 thereafter. The agreement also requires that we maintain a ratio of pro forma EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of March 31, 2007, we were in compliance with both of these debt covenants. Exiting the quarter, our ratio of debt to pro forma EBITDA was 3.9 to 1.0 and the ratio of pro forma EBITDA to interest expense was 4.3 to 1.0.

Our credit ratings are BBB- from Fitch Ratings; Baa3 from Moody’s Investor Service; and BBB from Standard & Poor’s Rating Services. These credit ratings are investment grade. The ratings outlook by the three rating agencies is currently negative. Credit rating changes do not trigger an event of default as defined by our borrowing arrangements.

Legal Matters

The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation to defend or create market advantage is inherently complex and unpredictable. Furthermore, appellate courts frequently overturn lower court patent decisions.

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

We accrue anticipated costs of settlement and damages and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. In connection with our acquisition of Guidant, the number of legal claims against us, including product liability, private securities and shareholder derivative claims, significantly increased. Our accrual for legal matters that are probable and estimable was $732 million at March 31, 2007 and $485 million at December 31, 2006, and includes costs of settlement, damages and defense. The amounts accrued relate primarily to assumed Guidant litigation and claims recorded as part of the purchase price. In connection with the acquisition of Guidant, we continue to assess certain assumed litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results and our ability to comply with our debt covenants.

Note H - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report identifies all material developments with regard to any matters of litigation disclosed in our 2006 Annual Report on Form 10-K or instituted since December 31, 2006.

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

We do not intend to update the forward-looking statements below even if new information becomes available or other events occur in the future. We have identified these forward-looking statements below and in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below.

CRM Business

•	Our estimate for the worldwide CRM market, the recovery of the CRM market to historical growth rates and our ability to regain CRM market share and increase CRM net sales;

•
The overall performance of and referring physician, implanting physician and patient confidence in our and other CRM products and technologies, including our LATITUDE® Patient Management System and next-generation pulse generator platform;

•	Our ability to minimize or eliminate future field actions relating to our CRM technology;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•
Our ability to launch various products utilizing our next-generation CRM pulse generator platform, in the U.S. over the next 36 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

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

receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other stent platforms;

•
Our ability to launch our TAXUS® Express[2]™ coronary stent system in Japan successfully, and to launch our next-generation drug-eluting stent system, the TAXUS® Liberté coronary stent system, in the U.S., subject to regulatory approval, and to maintain or expand our worldwide market positions through reinvestment in our drug-eluting stent program;

•
Our estimate for the worldwide drug-eluting stent market, the impact of concerns relating to late stent thrombosis on the size of the coronary stent market, distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices;

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

•	Our ability to manage the launch of our PROMUS stent system and the supply of this stent system in sufficient quantities and mix; and

•	Our ability to manage the mix of our PROMUS stent system revenue relative to our total drug-eluting stent revenue and maintain our overall profitability as a percentage of revenue.

Litigation and Regulatory Compliance

•
Any conditions imposed in resolving, or any inability to resolve, our corporate warning letter or other FDA matters, as well as risks generally associated with our regulatory compliance quality systems and complaint handling;

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

•	Our ability to manage research and development and other operating expenses consistent with our expected revenue growth;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our ability to develop products and technologies successfully in addition to our drug-eluting stent and CRM technologies;

•	Our ability to develop next-generation products and technologies within our drug-eluting stent and CRM business;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other strategic alliances we have consummated, including Guidant;

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

•	Our ability to achieve positive operating cash flow for the remainder of 2007 and 2007 net sales in excess of 2006 levels;

•	Our ability to access the public capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to achieve a 21 percent effective tax rate, excluding certain charges, during 2007 and to recover substantially all of our deferred tax assets;

•	Our ability to maintain investment-grade credit ratings and to remain in compliance with our financial covenants;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our floating-rate debt; and

•	Our ability to identify and implement various programs to enhance operating effectiveness and to reallocate resources to support our future growth.

Other

•	Risks associated with significant changes made or to be made to our organizational structure or to the membership of our executive committee;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will continue to face; and

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives in order to reduce current debt levels.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop, manufacture and sell medical devices globally and our earnings and cash flow are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. We operate the program pursuant to documented corporate risk management policies. We do not enter derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on underlying hedged exposures. Furthermore, we manage our exposure to counterparty risk on derivative instruments by entering into contracts with a diversified group of major financial institutions and by monitoring outstanding positions.

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.174 billion at March 31, 2007 and $3.413 billion at December 31, 2006. We recorded $63 million of other assets and $18 million of other liabilities to recognize the fair value of these derivative instruments at March 31, 2007 as compared to $71 million of other assets and $27 million of other liabilities recorded at December 31, 2006. A 10 percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $142 million at March 31, 2007 and $112 million at December 31, 2006. A 10 percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $167 million at March 31, 2007 and $134 million at December 31, 2006. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. As of March 31, 2007, $5.9 billion, or 78 percent, of our net debt balance of $7.6 billion was at fixed interest rates. There were no material changes in our interest rate derivative instruments outstanding at March 31, 2007 and the associated market risk since December 31, 2006.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President - Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.        LEGAL PROCEEDINGS

Note H - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.     RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2006 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 9, 2007.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Lawrence C. Best
Name: Lawrence C. Best
Title: Chief Financial Officer and Executive Vice President - Finance and Administration