Form 10-Q
period 2007-06-30
BOSTON SCIENTIFIC CORP
filed 2007-08-08
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: June 30, 2007

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of July 31, 2007

Common Stock, $.01 Par Value	1,489,553,431

Page 1 of 67 Pages
Exhibit Index on Page 66

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2007	2006	2007	2006

Net sales	$2,071	$2,110	$4,157	$3,730
Cost of products sold	563	677	1,131	1,051
Gross profit	1,508	1,433	3,026	2,679

Selling, general and administrative expenses	752	728	1,487	1,198
Research and development expenses	275	283	564	469
Royalty expense	51	65	103	120
Amortization expense	158	165	312	203
Purchased research and development	(8)	4,117	(3)	4,117
Total operating expenses	1,228	5,358	2,463	6,107
Operating income (loss)	280	(3,925)	563	(3,428)

Other income (expense):
Interest expense	(146)	(111)	(287)	(148)
Fair-value adjustment for the sharing of proceeds feature of the Abbott Laboratories stock purchase		(87)	(8)	(87)
Other, net	(8)	(63)	18	(92)
Income (loss) before income taxes	126	(4,186)	286	(3,755)
Income taxes	11	76	51	175
Net income (loss)	$115	$(4,262)	$235	$(3,930)

Net income (loss) per common share — basic	$0.08	$(3.21)	$0.16	$(3.66)
Net income (loss) per common share — assuming dilution	$0.08	$(3.21)	$0.16	$(3.66)

Weighted average shares outstanding:
Basic	1,485.4	1,326.8	1,483.4	1,074.0
Assuming dilution	1,499.9	1,326.8	1,498.9	1,074.0

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	June 30,	December 31,
(in millions, except share data)	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$1,514	$1,668
Trade accounts receivable, net	1,508	1,424
Inventories	837	749
Deferred income taxes	607	583
Prepaid expenses and other current assets	470	477
Total current assets	$4,936	$4,901

Property, plant and equipment, net	1,779	1,726
Investments	535	596
Other assets	199	237
Intangible assets, net	23,816	23,636
	$31,265	$31,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current debt obligations	$654	$7
Accounts payable and accrued expenses	1,888	2,067
Other current liabilities	427	556
Total current liabilities	$2,969	$2,630

Long-term debt	8,250	8,895
Deferred income taxes	2,683	2,784
Other long-term liabilities	1,561	1,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares, 1,487,355,782 shares issued at June 30, 2007 and 1,486,403,445 shares issued at December 31, 2006	15	15
Treasury stock, at cost - 11,728,643 shares at December 31, 2006		(334)
Additional paid-in capital	15,667	15,734
Retained earnings (deficit)	33	(174)
Other stockholders’ equity	87	57
Total stockholders’ equity	15,802	15,298
	$31,265	$31,096

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2007	2006
Cash provided by operating activities	$152	$999

Investing activities:
Net purchases of property, plant and equipment	(186)	(129)
Proceeds from maturities of marketable securities		159
Acquisitions
Payments for the Guidant acquisition		(15,393)
Cash acquired from the Guidant acquisition, including proceeds from Guidant’s sale of its vascular intervention and endovascular solutions businesses		6,740
Payments for acquisitions of other businesses, net of cash acquired	(11)
Payments relating to prior period acquisitions	(213)	(275)
Strategic Alliances
Proceeds from sales of privately held and publicly traded equity securities	49
Payments for investments in and acquisitions of certain technologies	(41)	(36)

Cash used for investing activities	(402)	(8,934)

Financing activities:
Debt
Net payments on commercial paper		(149)
Net (payments on) proceeds from revolving borrowings, notes payable, capital leases and long-term borrowings	(4)	7,041
Equity
Proceeds from issuances of shares of common stock to Abbott Laboratories		1,400
Proceeds from issuances of shares of common stock to option holders	98	108

Cash provided by financing activities	94	8,400

Effect of foreign exchange rates on cash	2	3

Net (decrease) increase in cash and cash equivalents	(154)	468
Cash and cash equivalents at beginning of period	1,668	689

Cash and cash equivalents at end of period	$1,514	$1,157

Supplemental Information:

Stock and stock equivalents issued for acquisitions	$91	$12,964

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 21, 2006, we consummated our acquisition of Guidant Corporation. Prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us.  See our 2006 Annual Report filed on Form 10-K for further details regarding these transactions.

NOTE B – BUSINESS COMBINATIONS

In June 2007, we signed a definitive agreement to acquire 100 percent of the fully diluted equity of Remon Medical Technologies, Inc. Remon is a development-stage company focused on creating communication technology for medical device applications. We expect the acquisition to close during the third quarter of 2007, subject to customary closing conditions and due diligence. The acquisition is intended to expand our sensor and wireless communication technology portfolio, which will complement our existing Cardiac Rhythm Management (CRM) product line.

In June 2007, we executed an asset purchase agreement with Celsion Corporation for the purchase of its Prolieve® Thermodilatation System, used to treat benign prostatic hyperplasia (BPH).  The purchase was intended to expand our technology portfolio used to treat urologic conditions.

In January 2007, we acquired 100 percent of the fully diluted equity of EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. In conjunction with the acquisition of EndoTex, we paid $102 million, which included five million shares of our common stock valued at $91 million and cash of $11 million, in addition to our previous investments and notes issued of approximately $40 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones. The acquisition was intended to expand our carotid artery disease technology portfolio.

In addition, during the first half of 2007, we paid $213 million of contingent consideration, primarily payments to the former shareholders of Advanced Bionics Corporation, which was accrued for at December 31, 2006. Certain of our business combinations involve the payment of contingent consideration, some of which are based on multiples of the acquired company’s revenue during the earn-out period. Consequently, we cannot currently determine the total payments; however, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. At June 30, 2007, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our business combinations is approximately $3 billion, some of which may be payable in common stock, and which includes approximately $2 billion of estimated payments to Advanced Bionics. At June 30, 2007, our total expected payments of future contingent consideration (undiscounted) is approximately $2 billion. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2007 through 2016. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $9 billion, which includes approximately $6 billion for Advanced Bionics.

During 2006, we paid $28.4 billion to acquire Guidant through a combination of cash, common stock, and fully vested stock options. The purchase price was based upon estimates of the fair value of assets acquired and liabilities assumed.

The following summarizes the Guidant purchase price allocation at June 30, 2007:

(in millions)
Cash	$6,708
Intangible assets subject to amortization	7,719
Goodwill	12,522
Other assets	2,271
Purchased research and development	4,169
Current liabilities	(1,964)
Net deferred income taxes	(2,475)
Other long-term liabilities	(592)
$28,358

Adjustments to the Guidant purchase price allocation during the first half of 2007 consisted primarily of changes in our estimates for the costs associated with product liability claims and litigation, changes in the liability for unrecognized tax benefits resulting from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, as well as changes in our estimate for Guidant-related exit costs, as described below.

Costs Associated with Exit Activities

Included in the Guidant purchase price allocation at June 30, 2007 is an accrual for $70 million in acquisition-related costs that includes approximately $54 million for involuntary terminations, change-in-control payments, relocation and related costs, and approximately $16 million of estimated costs to cancel contractual commitments.

As of the acquisition date, management began to assess and formulate plans to exit certain Guidant activities.  As a result of these exit plans, we continue to make severance, relocation and change-in-control payments. The majority of the exit cost accrual relates to our first quarter 2007 reduction of the acquired CRM workforce by approximately 400 employees. The affected workforce included primarily research and development employees, although employees within sales and marketing and certain other functions were also impacted.  We also made smaller workforce reductions internationally across multiple functions in order to eliminate duplicate facilities and rationalize our distribution network in certain countries.  During the first half of 2007, we reduced our estimate for Guidant-related exit costs in conjunction with finalizing the purchase price allocation and recorded an adjustment to goodwill to reflect the change in estimate.  We expect that substantially all of the amounts accrued at June 30, 2007 will be paid prior to December 31, 2008.

The components of our accrual for Guidant-related exit and other costs are as follows:

(in millions)	Balance at December 31, 2006	Purchase Price Adjustments	Charges Utilized	Balance at June 30, 2007
Workforce reductions	$163	$(46)	$(68)	$49
Relocation costs	10		(5)	5
Contractual commitments	25	(6)	(3)	16
	$198	$(52)	$(76)	$70

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of consolidated results of our operations and Guidant, as if the acquisition, the Abbott transaction and the financing for the acquisition had occurred at the beginning of each of the periods presented. We have adjusted the historical consolidated financial information to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. We present the pro forma unaudited condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition, the sale of the Guidant vascular intervention and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at the beginning of each of the periods presented.  Pro forma adjustments are tax-effected at our effective tax rate.

	Three Months Ended	Six Months Ended
(in millions, except per share data)	June 30, 2006

Net sales	$2,213	$4,442
Net loss	(4,410)	(4,334)

Net loss per share - basic	$(2.99)	$(2.94)
Net loss per share - assuming dilution	$(2.99)	$(2.94)

The unaudited pro forma net loss for second quarter of 2006 includes $120 million for the amortization of purchased intangible assets. The unaudited pro forma net loss for the first half of 2006 includes $240 million for the amortization of purchased intangible assets. The unaudited pro forma financial information for each period presented also includes the following non-recurring charges: purchased research and development of $4.169 billion obtained as part of the Guidant acquisition; a charge to step-up the value of acquired inventory sold of $224 million for the second quarter of 2006 and $267 million for the first half of 2006; a tax charge for the drug-eluting stent license right obtained from Abbott; and an $87 million fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase.

NOTE C – INVESTMENTS

We account for our publicly traded investments as available-for-sale securities and record unrealized gains and losses as a separate component of stockholders’ equity. During the second quarter of 2007, we decided to monetize the majority of our $535 million investment portfolio. According to Emerging Issues Task Force (EITF) Topic No. D-44, Recognition of Other-Than-Temporary Impairment Upon the Planned Sale of a Security Whose Cost Exceeds Fair Value, once a company decides to sell an available-for-sale security whose fair value is less than its cost basis and the company does not expect the fair value of the security to recover prior to the expected time of sale, it must write down the value of the investment.  This reduced value becomes the new cost basis for the investment and any unrealized gains are not recognized in earnings until realized.  As a result of the application of Topic No. D-44, we recognized a $20 million impairment loss in the second quarter of 2007 associated with our publicly held investments for which an other-than-temporary loss was determined to exist.  Certain other publicly held investments at June 30, 2007 had unrealized gains totaling $40 million as of that date.

We recorded other-than-temporary impairments of $11 million in the second quarter of 2007 associated with the decline in value of certain of our privately held investments.  We recorded other-than-temporary impairments of $67 million for the second quarter of 2006 and $105 million for the first half of 2006 related to technological delays and financial deterioration of certain of our vascular sealing and gene therapy portfolio companies.

In June 2007, we terminated our Product Development Agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect had been developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during the second quarter of 2007, representing future payments that we would have previously been obligated to make prior to the termination of the agreement. In June 2007, Aspect repurchased two million shares of its stock from us for $32 million and, as a result, we recognized a gain of $8 million during the second quarter of 2007. In July 2007, Aspect exercised its option to purchase an additional 2.5 million shares from us for $38 million. Aspect may exercise its option to repurchase our remaining holdings of 1.5 million shares through December 2007.

NOTE D – COMPREHENSIVE INCOME

The following table provides a summary of our comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Net income (loss)	$115	$(4,262)	$235	$(3,930)
Foreign currency translation adjustment	26	32	25	46
Net change in derivative financial instruments	(4)	(18)	(4)	(20)
Net change in equity investments	14	(6)	9	(20)
Comprehensive income (loss)	$151	$(4,254)	$265	$(3,924)

NOTE E – WEIGHTED AVERAGE SHARES OUTSTANDING

The following is a reconciliation of weighted average shares for basic and diluted income (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2007	2006	2007	2006
Basic weighted average shares outstanding	1,485.4	1,326.8	1,483.4	1,074.0
Net effect of common stock equivalents	14.5		15.5
Weighted average shares outstanding, assuming dilution	1,499.9	1,326.8	1,498.9	1,074.0

The net effect of common stock equivalents excludes the impact of 40.8 million stock options for the second quarter of 2007, 24.8 million for the second quarter of 2006, 39.2 million for the first half of 2007, and 21.2 million for the first half of 2006 due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.

Additionally, weighted average shares outstanding, assuming dilution excludes the net effect of common stock equivalents of 19.8 million for the second quarter of 2006 and 14.5 million for the first half of 2006 due to our net loss position in those periods.

NOTE F – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Cost of products sold	$4	$2	$8	$8
Selling, general and administrative expenses	21	23	44	43
Research and development expenses	7	6	14	12
	32	31	66	63
Income tax benefit	9	8	19	18
	$23	$23	$47	$45

On May 22, 2007, we extended an offer to our non-director and non-executive employees to exchange certain outstanding stock options for deferred stock units (DSUs). Stock options previously granted under our stock plans with an exercise price of $25 or more per share were exchangeable for a smaller number of DSUs, based on exchange ratios derived from the exercise prices of the surrendered options.  On June 20, 2007, following the expiration of the offer, our employees exchanged approximately 6.6 million options for approximately 1.1 million DSUs, which were subject to additional vesting restrictions. We did not record incremental stock compensation expense because the fair values of the options exchanged equaled the fair values of the DSUs issued.

NOTE G – SUPPLEMENTAL BALANCE SHEET INFORMATION

The components of inventory consist of the following:

	June 30,	December 31,
(in millions)	2007	2006

Finished goods	$486	$447
Work-in-process	180	145
Raw materials	171	157
	$837	$749

The components of property, plant and equipment consist of the following:

	June 30,	December 31,
(in millions)	2007	2006

Property, plant and equipment	$2,910	$2,717
Less: accumulated depreciation	1,131	991
	$1,779	$1,726

The components of intangible assets consist of the following:

	June 30,	December 31,
(in millions)	2007	2006

Goodwill	$14,959	$14,628
Technology - core	7,351	7,265
Other intangible assets	2,940	2,900
	$25,250	$24,793
Less: accumulated amortization	1,434	1,157
	$23,816	$23,636

Our accrual for warranty liabilities was $63 million at June 30, 2007 and $53 million at December 31, 2006.

NOTE H – BORROWINGS AND CREDIT ARRANGEMENTS

We had outstanding borrowings of $8.904 billion at June 30, 2007 at a weighted average interest rate of 6.50 percent, as compared to outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent. Our borrowings at June 30, 2007 consist of unsecured subsidiary indebtedness including our senior $5.0 billion term loan and our subordinated $900 million loan from Abbott, and unsecured senior corporate notes of $3.05 billion.

Our revolving credit facility and term loan agreement requires that we maintain a ratio of debt to pro forma EBITDA, as defined by the agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007, and 3.5 to 1.0 thereafter. The agreement also requires that we maintain a ratio of pro forma EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of June 30, 2007, we were in compliance with both of these debt covenants. Exiting the quarter, our ratio of debt to pro forma EBITDA was 4.0 to 1.0 and our ratio of pro forma EBITDA to interest expense was 3.9 to 1.0. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

We continue to review our cost structure and operations in order to identify sustainable cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to better support our growth initiatives and meet the financial covenants required by our credit facilities. These cost improvement measures include an expense and headcount restructuring plan that is currently in development. Our goal is to reduce expenses while preserving needed investments in critical research and development projects to help ensure that we achieve our longer-term sales goals. In addition, we have the flexibility to sell certain non-strategic assets and implement other strategic initiatives, including our intention to monetize the majority of our investment portfolio, which should increase cash available for debt repayment. In July 2007, we announced our intent to explore the sale of our fluid management business, formerly North American Medical Instruments Corp. We are in the early stages of discussions with several potential acquirers and expect the exploration process to take a number of months. These and other strategic initiatives should increase cash available for debt repayment or reduce future contingent payments. Additionally, these initiatives may result in significant one-time charges and initial cash expenditures in order to obtain the benefit of these actions.

At June 30, 2007 and December 31, 2006, our revolving credit facility totaled $2.0 billion. In addition, we maintain a $350 million credit and security facility secured by our U.S. trade receivables. During the third quarter of 2007, we extended the maturity of our credit and security facility to August 2008. There were no amounts outstanding under our $2.350 billion of available credit lines at June 30, 2007 and December 31, 2006.

In August 2007, our credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings were downgraded to BB+, a non-investment grade rating, and in July 2007, our credit rating from Moody’s Investor Service was downgraded to Ba1, a non-investment grade rating. Additionally, S&P put our credit ratings on credit watch with negative implications. The ratings outlook by Moody’s and Fitch is currently negative. Credit rating changes may impact our borrowing cost, but do not require the repayment of borrowings. We do not expect that these credit rating changes will materially increase our cost of borrowing.

NOTE I – COMMITMENTS AND CONTINGENCIES

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

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.

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

In connection with our acquisition of Guidant, the number of legal claims against us, including product liability, private securities and shareholder derivative claims, significantly increased. Our accrual for legal matters that are probable and estimable was $706 million at June 30, 2007 and $485 million at December 31, 2006, and includes costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the purchase price. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

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

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against us alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patent. In August 2006, we appealed the Court’s decision to the Supreme Court. On January 18, 2007, the Supreme Court denied review. A trial has been scheduled for January 21, 2008.

On March 26, 2002, we and Target Therapeutics, Inc., our wholly owned subsidiary, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 9, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to one of the patents and a hearing on Cordis’ motion was held on May 4, 2007. A trial has not yet been scheduled.

On January 13, 2003, Cordis filed suit for patent infringement against us and SCIMED alleging that our Express 2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express2™, Express2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. We filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, our motion was denied. With respect to our counterclaim, a jury found on July 1, 2005 that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe our patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson’s motion for reconsideration was denied on March 27, 2007. On April 17, 2007, Johnson & Johnson filed a second motion to set aside the verdict and enter judgment as a matter of law or, in the alternative, a new trial on infringement. Even though it is reasonably possible that we will incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On March 13, 2003, we and Boston Scientific Scimed, Inc., filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. We subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes four of our additional patents (Additional Patents). Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, we amended our complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit.  We may replace Abbott Laboratories for Guidant as a party in the suit as a result of Abbott’s purchase of Guidant’s vascular intervention and endovascular solutions businesses.  In March 2005, we filed a stipulated dismissal as to three of the four Additional Patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of our patents and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson has moved for reconsideration of the Court’s decision. A summary judgment hearing as to the remaining patent was held on June 14, 2006. On April 4, 2007, the Court granted summary judgment of non-infringement of the remaining patent and the parties entered a stipulated dismissal as to the claim of that patent on May 11, 2007. An oral hearing on the reconsideration motion is set for August 10, 2007.

On December 24, 2003, we (through our subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents. The suit was filed in the District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. The Belgium Court linked all Johnson & Johnson entities into a single action but dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, we refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking injunctive and monetary relief for infringement of the same European patent. A hearing is scheduled for September 20, 2007. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France and, in January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. We have filed a counterclaim infringement action in Italy.

On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis’ infringing acts in The Netherlands will be determined at a later date. Cordis appealed the validity and infringement ruling by The Hague Court. A hearing on this appeal was held on November 2, 2006 and a decision was received on March 15, 2007 finding the patent valid but not infringed. We have filed an appeal. A hearing is expected during the fourth quarter of 2008.

On September 27, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing has been scheduled for September 21, 2007 in Mannheim, Germany.

On October 15, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our German utility models. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing has been scheduled for September 21, 2007 in Mannheim, Germany.

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

On February 1, 2005, we and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medsystems, Inc., a subsidiary of Johnson and Johnson, in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. A hearing was held on October 27, 2006, and a decision was rendered on January 17, 2007 in favor of Angiotech and us. The Court granted an injunction against Conor, prohibiting it from selling its paclitaxel-eluting stent in The Netherlands, and also ordered Conor to pay damages. On April 17, 2007, Conor appealed this decision and on July 19, 2007, we filed our defense to Conor’s appeal.

On November 8, 2005, we and Scimed filed suit against Conor alleging that certain of Conor’s stent and drug-coated stent products infringe a patent owned by us. The complaint was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On December 30, 2005, Conor answered the complaint, denying the allegations.  A Joint Stipulation to dismiss without prejudice was filed on June 7, 2007.

On May 25, 2007, we and Boston Scientific Scimed, Inc. filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement by our PROMUS™ coronary stent system of the patent.

On June 1, 2007, we and Boston Scientific Scimed, Inc. filed a suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement by our PROMUS coronary stent system of the patent.

On June 22, 2007, we and Boston Scientific Scimed, Inc. filed a suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement by our PROMUS coronary stent system of the patent.

Litigation with Medtronic, Inc.

On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular, Inc. and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we are seeking a declaratory judgment of patent invalidity and of non-infringement by the PROMUS coronary stent system relating to two U.S. patents owned by Medtronic.

Litigation Relating to St. Jude Medical, Inc.

On February 2, 2004, Guidant, Guidant Sales Corp. (GSC), Cardiac Pacemakers, Inc. (CPI) and Mirowski Family Ventures LLC filed a declaratory judgment action in the District Court for Delaware against St. Jude Medical and Pacesetter Inc., a subsidiary of St. Jude Medical, alleging that their Epic HF, Atlas HF and Frontier 3x2 devices infringe a patent exclusively licensed to Guidant. Pursuant to a Settlement Agreement dated July 29, 2006 between us and St. Jude Medical, the parties have agreed to limit the scope and available remedies of this case. On June 26, 2007, the parties reached an agreement to settle this litigation and the case has been dismissed.

Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski Family Ventures LLC are plaintiffs in a patent infringement suit originally filed against St. Jude Medical and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between us and St. Jude Medical, the parties agreed to limit the scope and available remedies of this case. On March 26, 2007, the District Court issued a ruling invalidating the patent.  We have appealed the Court's ruling.

Litigation with Medinol Ltd.

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. We appealed the Court’s decision in December 2003. A hearing on the appeal was held on August 17, 2006. On December 14, 2006, a decision was rendered upholding the trial court ruling. We appealed the Court’s decision on March 14, 2007. On May 25, 2007, Medinol moved to dismiss our appeal.

On January 26, 2007, Medinol filed a Vindication Action against us in the German District Court of Munich, Germany. The complaint alleges, and seeks a ruling, that Medinol be deemed the owner of one of our European patents covering coronary stent designs. On May 31, 2007, we responded to the action, denying Medinol’s allegations that it is owner of the patent.

On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our PROMUS coronary stent system infringes five U.S. patents, three European patents and two German Patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the PROMUS stent system internationally or the launch of the PROMUS stent system in the United States. We plan to defend against Medinol's claims vigorously.

Other Patent Litigation

On September 12, 2002, ev3 Inc. filed suit against The Regents of the University of California and a subsidiary of ours in the District Court of The Hague, The Netherlands, seeking a declaration that ev3’s EDC II and VDS embolic coil products do not infringe three patents licensed to us from The Regents. On October 22, 2003, the Court ruled that the ev3 products infringe three patents licensed to us. On December 18, 2003, ev3 appealed the Court’s ruling. A hearing on the appeal has not yet been scheduled. A damages hearing originally scheduled for June 15, 2007 has been postponed and not yet rescheduled.

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, we reached a contingent settlement with Dr. Bonzel involving all but one claim asserted in the complaint. The contingency was satisfied and the settlement is final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against us, certain of our subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. We answered, denying the allegations of the complaint. We filed a motion to dismiss the case, and the case was dismissed with prejudice on November 2, 2004. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. On March 2, 2006, the Federal District Court dismissed the appeal and affirmed the lower court’s decision.  On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law.   On May 11, 2007, we responded to Dr. Bonzel’s counsel’s letter asserting the validity of the 1995 license agreement.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc., a subsidiary of ev3, and Dendron GmbH alleging that Micro Therapeutics’ Sapphire™ detachable coil delivery systems infringe twelve patents licensed to us and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include us and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, we, as a third-party defendant, filed a motion to dismiss us from the case. On July 9, 2004, the Court granted our motion in part and dismissed us and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent and denied The Regents’ cross-motion for summary judgment of unenforceability. A summary judgment hearing was held on July 31, 2007 relating to the antitrust claim. The Court took the motions under advisement. A trial is scheduled for October 16, 2007.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On

June 24, 2005, we answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims.

On April 4, 2007, SciCo Tec GmbH filed suit against us alleging certain of our balloon catheters infringe a U.S. patent owned by SciCo Tec GmbH.  The suit was filed in the U. S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On May 10, 2007, SciCo Tec filed an amended complaint based on similar allegations as those pled in the original complaint and alleging certain additional balloon catheters and stent delivery systems infringe the same patent. On May 14, 2007 we answered, denying the allegations of the first complaint. On May 29, 2007, we responded to the amended complaint and filed a counterclaim seeking declaratory judgment of invalidity and non-infringement with respect to the patent at issue.  A trial has been scheduled for November 10, 2008.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Nedizintechnik GmbH, alleging certain balloon catheters infringe a German patent owned by SciCo Tec GmbH.  The suit was filed in Mannheim, Germany.  We will answer the complaint, denying the allegations.

In February 2003, Boston Scientific completed its acquisition of Inflow Dynamics, Inc. pursuant to an Agreement and Plan of Merger dated December 2, 2002, among Boston Scientific, Inflow Dynamics, the stockholders of Inflow Dynamics and Eckard Alt, Donald Green and Jerry Griffin, acting in each case solely as members of the Stockholder Representative Committee (the “Merger Agreement”). On September 21, 2006, the Stockholder Representative Committee made a demand for arbitration pursuant to the terms of the Merger Agreement seeking contingent payments with respect to the sales of our Liberté™ stent system and TAXUS Liberté stent system. A hearing was held July 11 and 12, 2007, and a decision is expected September 13, 2007.

Other Proceedings

On January 10, 2002 and January 15, 2002, Alan Schuster and Antoinette Loeffler, respectively, putatively initiated shareholder derivative lawsuits for and on our behalf in the U.S. District Court for the Southern District of New York against our then current directors and us as nominal defendant. Both complaints allege, among other things, that with regard to our relationship with Medinol, the defendants breached their fiduciary duties to us and our shareholders in our management and affairs, and in the use and preservation of our assets. The suits seek a declaration of the directors’ alleged breach, damages sustained by us as a result of the alleged breach and monetary and injunctive relief. On October 18, 2002, the plaintiffs filed a consolidated amended complaint naming two senior officials as defendants and us as nominal defendant. The action was stayed in February 2003 pending resolution of a separate lawsuit brought by Medinol against us. After the resolution of the Medinol lawsuit, plaintiffs, on May 1, 2006, were permitted to file an amended complaint to supplement the allegations in the prior consolidated amended complaint based mainly on events that occurred subsequent to the parties’ agreement to stay the action. The defendants filed a motion to dismiss the amended complaint on or about June 30, 2006. The motion was denied without prejudice on October 18, 2006, and the Court ordered that the amended complaint be deemed a demand for our Board of Directors to consider taking action in connection with the allegations of the amended complaint. On February 20, 2007, the Board of Directors responded, rejecting plaintiffs’ demand.  Defendants filed a renewed motion to dismiss the amended complaint on March 13, 2007. The Court granted Defendants’ renewed motion and dismissed the amended complaint on June 13, 2007.

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit on our behalf in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against our directors, certain of our current and former officers, and us as nominal defendant. The complaint alleged, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to us and our shareholders in the management and affairs of our business and in the use and preservation of our assets. The complaint also alleged that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold our stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suits sought a declaration of the directors’ and officers’ alleged breaches, unspecified damages sustained by us as a result of the alleged breaches and other unspecified equitable and injunctive relief. On September 15, 2005, Benjamin Roussey also initiated a putative shareholder derivative lawsuit in the same Court alleging similar misconduct and seeking similar relief. Following consolidation of the cases, the defendants filed a motion to dismiss the consolidated derivative complaint. Our motion to dismiss was granted without leave to amend on September 11, 2006. On September 21, 2006, plaintiff Laborers Local 100 and 397 Pension Fund filed a motion to alter or amend judgment and for leave to file an amended complaint which was denied on October 19, 2006. The Board of Directors thereafter received two letters from the Laborers Local 100 and 397 Pension Fund dated February 21, 2007.  One letter demanded that the Board of Directors investigate and commence action against the defendants named in the original complaint in connection with the matters alleged in the original complaint. The second letter (as well as subsequent letters from the Pension Fund) made a demand for an inspection of certain books and records for the purpose of, among other things, the investigation of possible breaches of fiduciary duty, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On March 21, 2007, we rejected the request to inspect books and records on the ground that Laborers Local 100 and 397 Pension Fund had not established a proper purpose for the request.

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

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in our Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006. Plaintiffs filed their opposition memorandum on December 15, 2006, and defendants filed their reply on January 16, 2007. A hearing on the motion to dismiss was held on August 8, 2007.

We have been a defendant in two lawsuits involving the TAXUS Express2 paclitaxel-eluting coronary stent system in which the plaintiffs are seeking class certification. On November 16, 2006, Michael Seaburn and Beatriz Seaburn filed suit in the U.S. District Court for the Southern District of Florida on behalf of themselves and a purported class of plaintiffs resident in the United States. This suit was voluntarily dismissed by Plaintiffs on June 6, 2007. On January 23, 2007, Ronald E. and Tammy Coterill filed suit in the U.S. District Court for the District of Idaho on behalf of themselves and a purported class of plaintiffs resident in the state of Idaho or any contiguous state. The complaint seeks certification of class status and also compensatory damages for personal injury, restitution of the purchase price, disgorgement of our profits associated with the sale of TAXUS stent systems, and injunctive relief in the form of medical monitoring. We have answered the complaint and intend to vigorously defend against each of the allegations.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has 16 filed lawsuits outstanding, and more suits may be filed. Additionally, Guidant has been notified of more than 130 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud.  Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. The lawsuits are virtually identical and proceeding in both state courts. A trial has not yet been scheduled in either case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment regarding Allianz’s duty to defend, finding that Allianz breached its duty to defend 41 ANCURE lawsuits.  On April 19, 2007, Allianz filed a notice of appeal of that ruling. On July 11, 2007, the Illinois court entered a partial summary judgment ruling in favor of Allianz.

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. On March 9, 2007, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice for lack of standing in one of the pending state derivative actions. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On January 23, 2006, Guidant and its directors moved to dismiss the amended complaint. On March 17, 2006, a second amended complaint in the federal derivative case was filed. On May 1, 2006, the defendants moved to dismiss the second amended complaint. This motion remains pending.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complaint, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Seventh Circuit. A hearing was held on April 10, 2007. In June 2007, the Seventh Circuit vacated the dismissal and remanded the case to the District Court. The Seventh Circuit specifically instructed the District Court to consider potential problems with the Plaintiffs’ ability to prove damages or a breach of fiduciary duty.

Approximately 75 product liability class action lawsuits and more than 2,000 individual lawsuits involving approximately 5,320 individual plaintiffs are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but 198 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety.  On July 13, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications.  Subject to certain conditions, we will pay a total of $195 million.  The agreement includes approximately 4,000 claims of individuals that have been consolidated in the MDL, as well as an undetermined number, but not all, of additional similar claims throughout the country. To date, Guidant has also been informed of over 3,100 other claims of individuals that may or may not mature into filed suits.

An additional seventeen lawsuits are pending internationally. Nine suits are pending in Canada, six of which are putative class actions and three are individual lawsuits. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the recent product communications. The first state court trial has been scheduled in Minnesota for January 28, 2008.

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

Sixty-nine former employees filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC) alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in the fall of 2004 as part of a reduction in force. In September 2006, the EEOC found probable cause to support the allegations in the charges pending before it. Separately, in April 2006, sixty-one of these former employees also sued Guidant in federal district court for the District of Minnesota, again alleging that Guidant discriminated against the former employees on the basis of their age when it terminated their employment in the Fall of 2004 as part of a reduction in force. All but one of the plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties conducted discovery in the Fall of 2006 regarding the issue of the validity of those releases and have since filed cross motions for summary judgment on this issue. A hearing on the summary judgment motions was held on February 21, 2007, and on April 4, 2007, the Court issued a decision in which it held that the releases did not bar the plaintiffs from pursuing their claims of age discrimination against Guidant. On April 30, 2007, Guidant moved the District Court for permission to appeal this decision to the United States Court of Appeals for the Eighth Circuit but on July 18, 2007, the Eighth Circuit Court of Appeals declined to accept our appeal. Counsel for the plaintiffs voluntarily dismissed two of their clients from the case, leaving a total of fifty-nine individual plaintiffs, and have moved the District Court for preliminary certification of the matter as a class action.  A hearing on the preliminary class certification motion is scheduled for August 30, 2007.

Guidant is a defendant in two separate complaints in which plaintiffs allege a right of recovery under the Medicare secondary payer (or MSP) private right of action, as well as related claims. Plaintiffs claim as damages double the amount paid by Medicare in connection with devices that were the subject of recent voluntary field actions. Both of these cases were pending in the MDL in the United States District Court for the District of Minnesota. We moved to dismiss one of the suits and the plaintiff filed an opposition to this motion.  The Court held a hearing on the motion to dismiss the MSP claim on March 6, 2007 which was granted on April 16, 2007. Plaintiffs appealed this dismissal to the Eighth Circuit Court of Appeals.  Guidant moved to dismiss the appeal for lack of appellate jurisdiction.  The Eighth Circuit granted Guidant’s motion, and dismissed the MSP appeal, which the MSP plaintiffs now seek to have certified by the District Court for interlocutory appeal.  The District Court, however, has stayed this motion and others like it due to the recent announcement of the MDL settlement. Guidant expects to oppose plaintiffs’ motion for interlocutory certification if, and when, the court lifts the stay. Guidant expects to file a motion to dismiss the second MSP claim based on the Court’s recent ruling relating to the first MSP claim once the District Court indicates a willingness to hear these motions.

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

Two of these actions were pending in the multi-district litigation in the federal district court in Minnesota (MDL) as part of a single ‘master complaint,’ filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant. Guidant moved to dismiss the MDL TPP claims in the master complaint for lack of standing and for failure to state a claim.  A hearing was held on March 6, 2007, and on April 16, 2007, the MDL Court granted Guidant’s motion to dismiss, dismissing the claims of both TPP plaintiffs in the MDL.  While most of the claims were dismissed with prejudice, the subrogation claims brought by the TPP plaintiffs were dismissed without prejudice and may later be reasserted. The TPP plaintiffs have filed an appeal of that ruling in the Eighth Circuit and have moved the District Court for certification of that ruling for interlocutory appeal.  Guidant has filed a motion to dismiss plaintiffs appeal.

The other two TPP actions are pending in state court in Minnesota, and are part of the coordinated state court proceeding ordered by the Minnesota Supreme Court. The plaintiffs in one of these cases are a number of Blue Cross & Blue Shield plans, while the plaintiffs in the other case are a national health insurer and its affiliates. The complaints in these cases were served on Guidant on May 18 and June 25, 2006, respectively. Guidant has moved to dismiss both cases. A hearing was held on June 18, 2007.

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On April 25, 2006, the Court denied Guidant’s motion to dismiss the complaint, but ordered the relator to file a second amended complaint. On May 4, 2006, the relator filed a second amended complaint. On May 24, 2006, Guidant moved to dismiss that complaint, which motion was denied by the Court on September 13, 2006. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006. To date, no state has intervened in this case.

In 2005, the Securities and Exchange Commission began a formal inquiry into issues related to certain of Guidant’s product disclosures and trading in Guidant stock. Guidant has cooperated with the inquiry.

On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005 in the U.S. District Court for the

Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006, and were consolidated with the initial complaint filed on November 3, 2005. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint. That motion remains pending.

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

On July 17, 2006, Carla Woods and Jeffrey Goldberg, as Trustees of the Bionics Trust and Stockholders’ Representative, filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we breached the Agreement and Plan of Merger among us, Advanced Bionics Corporation, the Bionics Trust, Alfred E. Mann, Jeffrey H. Greiner, and David MacCallum, collectively in their capacity as Stockholders’ Representative, and others dated May 28, 2004 (the Merger Agreement) or, alternatively, the covenant of good faith and fair dealing. The complaint seeks injunctive and other relief. On February 20, 2007, the district court entered a preliminary injunction prohibiting us from taking certain actions until we complete specific actions described in the Merger Agreement. We appealed the preliminary injunction order on March 16, 2007. On April 17, 2007, the district court issued a permanent injunction.  On May 7, 2007, we appealed the permanent injunction order. A hearing on the appeal was held on July 13, 2007.

On January 16, 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen University Hospital Centers in France. This alleged collusion is said to be contrary to the French

Commercial Code and Article 81 of the European Community Treaty. Guidant France filed a response to the Statement of Objections on March 29, 2007. On June 25, 2007, a further report was issued addressing the defendants’ response and recommending that the Conseil pursue the alleged violation of competition law. Guidant France will file its full defense with the Conseil on or before August 28, 2007.

On February 28, 2007, we received a letter from the Congressional Committee on Oversight and Government Reform requesting information relating to our TAXUS stent systems.   The Committee’s request expressly related to concerns about the safety and off-label use of drug-eluting stents raised by a recent FDA panel.  We are one of two device companies asked to provide information about research and marketing activities relating to drug-eluting stents.  We are cooperating with the Committee regarding its request.

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record-keeping procedures in its CRM facility in St. Paul, Minnesota. In 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter and all associated restrictions were removed.

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

NOTE J – INCOME TAXES

The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	June 30,		Point
	2007	2006	Increase (Decrease)
Reported tax rate	8.7%	(1.8%)	10.5%
Impact of certain charges*	12.3%	24.8%	(12.5%)

	Six Months Ended June 30,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	17.8%	(4.7%)	22.5%
Impact of certain charges*	3.2%	27.7%	(24.5%)

*These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the second quarter of 2007 and the first half of 2007 as compared to the same periods in the prior year related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2007, these charges included certain investment portfolio activity and discrete tax items associated with the resolution of various tax matters related to prior periods. In 2006, these charges included purchased research and development associated with the acquisition of Guidant; a charge to step-up the value of acquired inventory sold during the quarter; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and the net reserve increase resulting from tax audit settlements and new tax reserve items that originated in the quarter. In addition, our effective tax rate for 2007 decreased by approximately two percentage points as compared to the prior year due primarily to our decision at the end of 2006 to indefinitely reinvest earnings in foreign operations in order to repay debt obligations associated with the Guidant acquisition.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized an approximately $128 million increase in our liability for unrecognized tax benefits. Approximately $28 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant and was recorded as an increase to goodwill in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate.  At June 30, 2007, we had $1.132 billion of gross unrecognized tax benefits, $394 million of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.  Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001.

During the second quarter of 2007, we settled several audits, obtained an Advance Pricing Agreement between the U.S. and Japan, and received a favorable appellate court decision on a previously outstanding Japan matter with respect to the 1995 to 1998 tax periods. As a result of settlement of these matters, net of payments, we decreased our reserve for uncertain tax positions by $67 million, inclusive of $16 million of interest and penalties.  Of this amount, we treated $53 million as a reduction in goodwill in accordance with Issue No. 93-7, and we reversed the remaining $14 million to earnings. It is reasonably possible that within the next 12 months we will resolve multiple issues with taxing authorities, including matters presently under consideration at Appeals related to Guidant’s acquisition of Intermedics, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $140 million.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense.  We had $221 million accrued for interest and penalties at adoption of Interpretation No. 48 and $237 million at June 30, 2007. The total amount of interest and penalties recognized in the unaudited condensed consolidated statements of earnings was $11 million for the second quarter of 2007 and $32 million for the first half of 2007.

NOTE K – SEGMENT REPORTING

We have four reportable operating segments based on geographic regions: the United States, Europe, Japan and Inter-Continental. Each of our reportable segments generates revenues from the sale of medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. This segment income excludes certain corporate and manufacturing expenses associated with divisions that do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our chief operating decision maker considers to be non-recurring and/or non-operational, as well as stock-based compensation and amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006

Net sales

United States	$1,220	$1,315	$2,490	$2,306
Europe	411	419	843	739
Japan	209	155	379	297
Inter-Continental	190	208	375	384
Net sales allocated to reportable segments	$2,030	$2,097	$4,087	$3,726

Foreign exchange	41	13	70	4
	$2,071	$2,110	$4,157	$3,730

Income (loss) before income taxes

United States	$378	$508	$768	$971
Europe	193	208	417	388
Japan	123	81	219	161
Inter-Continental	92	101	179	189
Operating income allocated to reportable segments	$786	$898	$1,583	$1,709

Manufacturing operations	(159)	(115)	(320)	(241)
Corporate expenses and foreign exchange	(153)	(146)	(301)	(264)
Acquisition-related and other costs	(4)	(4,366)	(21)	(4,366)
Amortization and stock-based compensation expense	(190)	(196)	(378)	(266)
	280	(3,925)	563	(3,428)
Other income (expense)	(154)	(261)	(277)	(327)
	$126	$(4,186)	$286	$(3,755)

NOTE L – NEW ACCOUNTING PRONOUNCEMENTS

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

Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06−3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to: sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. We present sales net of sales taxes in our unaudited condensed consolidated statements of operations. Issue No. 06−3 is effective for interim and annual reporting periods beginning after December 15, 2006. No change of presentation has resulted from our adoption of Issue No. 06−3.

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

Our operating results for the three and six months ended June 30, 2007 include the full three and six month results of our Cardiac Rhythm Management (CRM) and Cardiac Surgery businesses that we acquired as part of Guidant Corporation on April 21, 2006. Our operating results for the three and six months ended June 30, 2006 include the results of CRM and Cardiac Surgery beginning on the date of acquisition.

Financial Summary

Three Months Ended June 30, 2007

Our net sales for the second quarter of 2007 decreased to $2.071 billion from $2.110 billion for the second quarter of 2006, a decrease of 2 percent. Our reported net income for the second quarter of 2007 was $115 million, or $0.08 per diluted share, as compared to a net loss of $4.262 billion, or $3.21 per diluted share, for the second quarter of 2006. Our reported results for the second quarter of 2007 included net charges (after-tax) of $9 million, or less than $0.01 per share, which consisted primarily of $14 million in net writedowns attributable to our investment portfolio, $9 million in charges related to the Guidant acquisition and $14 million in credits for discrete tax items. Our reported results for the second quarter of 2006 included charges (after-tax) of $4.541 billion, or $3.42 per share, which consisted primarily of: $4.424 billion in purchase accounting adjustments associated primarily with purchased research and development obtained as part of the Guidant acquisition and the step-up value of acquired Guidant inventory sold during the quarter; $96 million in acquisition-related costs associated primarily with integration costs and a fair value adjustment related to the sharing of proceeds feature of Abbott Laboratories’ purchase of $1.4 billion of our stock;  a $31 million credit resulting primarily from the reversal of accrued contingent payments due to the cancellation of the abdominal aortic aneurysm (AAA) stent-graft program that we obtained as part of the TriVascular, Inc. acquisition; and $52 million in writedowns attributable to our investment portfolio.

Six Months Ended June 30, 2007

Our net sales for the first half of 2007 increased to $4.157 billion from $3.730 billion for the first half of 2006, an increase of 11 percent. The increase in net sales is attributable primarily to the inclusion of net sales from our CRM and Cardiac Surgery divisions for the entire period. Our reported net income for the first half of 2007 was $235 million, or $0.16 per diluted share, as compared to a net loss of $3.930 billion, or $3.66 per diluted share, for the first half of 2006. Our reported results for the first half of 2007 included net charges (after-tax) of $35 million, or $0.02 per share, which consisted primarily of $19 million in net writedowns attributable to our investment portfolio, $24 million in charges related to the Guidant acquisition and $8 million in credits for discrete tax items. Our reported results for the first half of 2006 included charges (after-tax) of $4.570 billion, or $4.26 per share, which consisted primarily of: $4.424 billion in purchase accounting adjustments related to the Guidant acquisition; $96 million in acquisition-related costs associated primarily with integration costs and a fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; a $31 million credit due to the cancellation of the TriVascular AAA program; and $81 million in writedowns attributable to our investment portfolio.

Outlook

Coronary Stent Business

Coronary stent revenue represented approximately 24 percent of our consolidated net sales during the second quarter of 2007. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2007 as compared to approximately $6.0 billion in 2006 and estimate that drug-eluting stents will represent approximately 80 percent of the dollar value of coronary stent market sales in 2007 as compared to 90 percent for 2006. Market size is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed; the number of devices used per procedure; the drug-eluting stent penetration rate, or mix between bare metal and drug-eluting stents across procedures; and average drug-eluting stent selling prices. Uncertainty regarding the perceived risk of late stent thrombosis following the use of drug-eluting stents has contributed to a decline in the U.S. coronary stent market size. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

The following are the components of our worldwide coronary stent system sales:

(in millions)	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$249	$188	$437	$429	$218	$647
Bare metal	26	35	61	11	23	34

	$275	$223	$498	$440	$241	$681

The decline in our U.S. sales of drug-eluting stents was due primarily to a decline in market size. For the second quarter of 2007, the percentage of drug-eluting stents used in U.S. interventional procedures was approximately 66 percent, as compared to approximately 89 percent for the second quarter of 2006. In addition, decreases in overall PCI procedural volume, following the release of certain clinical data, contributed to the reduction in the U.S. coronary stent market size. We estimate that the number of PCI procedures performed in the U.S. in the second quarter of 2007 decreased 10 percent as compared to the same period in the prior year. Until the drug-eluting stent market stabilizes, we expect that there will be continued pressure on our U.S. drug-eluting stent sales growth.

The decline in our international drug-eluting stent system sales in our Europe and Inter-Continental markets was due primarily to market share declines associated with several competitors having launched new drug-eluting stent products in these markets. We expect competitive launches in these geographies to continue to put pressure on our market share and average selling prices.  In addition, our net sales were negatively impacted by declines in the market size as a result of decreases in drug-eluting stent penetration rates that were partially offset by increased PCI procedural volume as compared to the same period in the prior year. We expect that penetration rates in these markets will remain relatively stable during the remainder of 2007.  In May 2007, following receipt of regulatory and reimbursement approval, we successfully launched our TAXUS® Express2 TM paclitaxel-eluting coronary stent system in Japan. Our goal is to gain market share in this region over the remainder of the year. We estimate the market size in Japan for drug-eluting stents will approximate $500 million.

The worldwide coronary stent market has historically been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data, from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market. However, we believe that we can maintain a leadership position within the drug-eluting stent markets in which we compete for a variety of reasons, including:

•	the broad and consistent results of our TAXUS clinical trials;

•	the performance benefits of our current technology;

•	the strength of our pipeline of drug-eluting stent products, including opportunities to expand indications for use;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	our sales, clinical, marketing and manufacturing capabilities; and

•	our second drug-eluting stent platform obtained as a result of the Guidant acquisition.

However, a material decline in our drug-eluting stent revenue could continue to have a significant adverse impact on our future operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	continued concerns regarding the risk of late stent thrombosis;

•
drug-eluting stent penetration rates, the average number of stents used per procedure, the overall number of PCI procedures performed, and declines in average selling prices of drug-eluting stent systems;

•	the entry of additional competitors into the market;

•	continued physician and patient confidence in our technology and attitudes toward drug-eluting stents;

•	variations in clinical results or product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcomes of intellectual property litigation;

•
our ability to launch next-generation products and technology features, including our TAXUS LibertéTM paclitaxel-eluting coronary stent system and our PROMUS™ everolimus-eluting coronary stent system, in the U.S. market; and

•	changes in FDA clinical trial data requirements and post-market surveillance studies and the associated impact on new product launch schedules and the cost of compliance.

The TAXUS drug-eluting coronary stent system is currently one of only two drug-eluting systems available for sale in the U.S. market. Our share of the drug-eluting stent market, as well as unit prices, are expected to be adversely impacted as additional competitors enter this market, which could occur as early as the fourth quarter of 2007.

Prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us, including the XIENCE™ V everolimus-eluting coronary stent system. In October of 2006, we received CE mark approval to begin marketing the PROMUS everolimus-eluting coronary stent system, which is a private-labeled XIENCE V drug-eluting stent system supplied to us by Abbott. During the fourth quarter of 2006, we initiated a limited launch of the PROMUS stent system in certain European countries and, during the first half of 2007, we expanded our launch in Europe, as well as key Inter-Continental countries. In those markets, our strategy is to maximize aggregate share and minimize TAXUS stent system erosion with our dual drug platform. In June, Abbott submitted the final module of a pre-market approval (PMA) application to the FDA seeking approval in the U.S. for both

XIENCE and PROMUS. Upon approval, we expect to launch the PROMUS stent system in 2008 in the U.S. simultaneously with Abbott’s launch of XIENCE. Under the terms of our supply arrangement with Abbott, the profit margin of a PROMUS stent system is significantly lower than that of our TAXUS stent system. Therefore, an increase in PROMUS stent system revenue relative to our total drug-eluting stent revenue could have a negative impact on our profit margins. In addition, we will incur incremental costs and expend incremental resources in order to develop and commercialize additional products utilizing the Guidant drug-eluting stent system technology and to support the launch of our internally developed and manufactured everolimus-eluting stent system in the future, which we expect will have profit margins more comparable to our TAXUS stent system at that time.

CRM Business

CRM revenue represented approximately 25 percent of our consolidated net sales for the second quarter of 2007. We estimate that the worldwide CRM market will approximate $10.0 billion in 2007 as compared to approximately $9.5 billion in 2006 and estimate that U.S. implantable cardioverter defibrillator (ICD) sales will represent approximately 40 percent of the worldwide CRM market in 2007, as it did in 2006.

The following are the components of our worldwide CRM sales:

(in millions)	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006*

	U.S.	International	Total	U.S.	International	Total
ICDs	$253	$124	$377	$273	$110	$383
Pacemakers	79	68	147	81	65	146

	$332	$192	$524	$354	$175	$529

Less: ICD and Pacemaker net sales from April 1 - April 21						93
CRM net sales, as reported						$436

* The results presented in the chart above for the second quarter ended June 30, 2006 are on a pro forma basis, as though we had acquired Guidant on January 1, 2006.

On a pro forma basis, as though we had acquired Guidant on January 1, 2006, our worldwide CRM sales decreased by 1 percent as compared to the second quarter of 2006. U.S. CRM sales decreased by 6 percent as compared to the same period in the prior year. We believe our lower sales in the U.S. are due primarily to physician reaction to the April 2007 product advisory that we issued related to certain of our ICDs and cardiac resynchronization therapy defibrillators. International CRM sales increased by 10 percent as compared to the same period in the prior year. The increase is due primarily to market growth as a result of increased penetration rates internationally for the indicated patient population.

We believe that the U.S. CRM market growth rate was relatively flat in the second quarter of 2007 as compared to the first quarter of 2007. We expect to see slow, but sustained, growth in the CRM market during the remainder of 2007. However, there can be no assurance that these markets will return to their historical growth rates or that we will be able to increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to re-establish the trust and confidence of the implanting community, the referring community and prospective patients in our technology;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	our ability to retain key members of our sales force;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to launch next-generation products and technology features in a timely manner;

•	new competitive launches;

•	declines in average selling prices;

•	the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter issued to Guidant in December 2005 and all associated restrictions were removed. The reinspections included an assessment of our implementation of quality system improvements and the FDA inspectors noted no additional observations during their reinspections. We believe the FDA’s decision represents a major milestone in the ongoing recovery of our CRM business. Following the resolution of the warning letter, we received various FDA approvals that had been pending. We believe this is a crucial element in our ongoing efforts to rebuild trust and restore confidence in our CRM product offerings, and allows us to resume our new product cadence.

We remain focused on the recovery of the CRM market and our net sales within that market. We plan to accelerate recovery by continuing to regain the trust and confidence of the implanting community, the referring community and prospective patients; continuing to improve our quality systems; investing in new technologies and clinical trials; retaining key members of our sales force; continuing research and development productivity; and improving physician and patient communication. However, if these efforts are not successful, and the CRM market does not recover according to our expectations, or we are unable to increase net sales on a timely basis, our business, financial condition and results of operations could be materially adversely affected.

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

We believe we have identified solutions to the quality issues cited by the FDA and we continue to make progress in transitioning our organization to implement those solutions. We communicate frequently and meet regularly with the FDA to apprise them of our progress. The FDA has communicated the need for us to complete substantially all remediation efforts before they will reinspect our facilities. We have engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We initiated third-party audits in the second quarter and have begun providing results to the FDA. We expect to complete these audits during the third quarter of 2007.

There can be no assurances regarding the length of time or cost it will take us to resolve these quality issues to our satisfaction and to the satisfaction of the FDA. Our inability to resolve these quality issues in a timely manner may further delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent system, which may weaken our competitive position in the market. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products, issuing a consent decree or assessing civil monetary penalties.

The FDA has informed manufacturers of new clinical trial data requirements for PMA applications and post-market surveillance studies for drug-eluting stent products, which could affect new product launch schedules and increase the cost of compliance. Refer to the Purchased Research and Development section for a change to the launch schedule of one of our in-process research and development projects as a result of these new requirements.

Proposed Endosurgery Initial Public Offering (IPO)

On March 12, 2007, we announced our intent to explore the benefits that may be gained from operating the Endosurgery group as a separately traded public company that would become a majority-owned subsidiary of Boston Scientific. In July 2007, we completed our exploration of an IPO of a minority interest in our Endosurgery group and determined that the group will remain wholly owned by Boston Scientific.

Debt Covenant Compliance and Operating Spend

At June 30, 2007, our outstanding debt was $8.904 billion. We may decide to repay a portion of our debt prior to the first maturity date in April 2008.  Our revolving credit facility and term loan agreement requires that we maintain certain financial covenants. As of June 30, 2007, we were in compliance with these covenants. Any breach of these covenants would require that we renegotiate the terms of our credit facilities or obtain waivers from our lenders and there can be no assurance that our lenders would renegotiate the terms or grant such waivers. Our inability to obtain any necessary waivers, or to obtain them on reasonable terms, could have a material adverse impact on our operations. See Financing Activities in our Liquidity and Capital Resources section for more information on our compliance with these requirements.

We continue to review our cost structure and operations in order to identify sustainable cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to better support our growth initiatives and meet the financial covenants required by our credit facilities. These cost improvement measures include an expense and headcount restructuring plan that is currently in development. Our goal is to reduce expenses while preserving needed investments in critical research and development projects to help ensure that we achieve our longer-term sales goals. In addition, we have the flexibility to sell certain non-strategic assets and implement other strategic initiatives, including our intention to monetize the majority of our investment portfolio, which should increase cash available for debt repayment. In July 2007, we announced our intent to explore the sale of our fluid management business, formerly North American Medical Instruments Corp. We are in the early stages of discussions with several potential acquirers and expect the exploration process to take a number of months. These and other strategic initiatives should increase cash available for debt repayment or reduce future contingent payments. Additionally, these initiatives may result in significant one-time charges and initial cash expenditures in order to obtain the benefit of these actions.

Quarterly Results

Net Sales

The following table provides our net sales by region and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2007	2006	Basis	Basis

United States	$1,220	$1,315	(7%)	(7%)

Europe	451	431	5%	(2%)
Japan	192	149	28%	36%
Inter-Continental	208	215	(3%)	(8%)
International	851	795	7%	4%

	$2,071	$2,110	(2%)	(3%)

			Change
	Six Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2007	2006	Basis	Basis

United States	$2,490	$2,306	8%	8%

Europe	914	745	23%	14%
Japan	351	283	24%	29%
Inter-Continental	402	396	1%	(2%)
International	1,667	1,424	17%	12%

	$4,157	$3,730	11%	10%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2007	2006	Basis	Basis

Interventional Cardiology	$767	$964	(20%)	(21%)
Peripheral Interventions/ Vascular Surgery	161	168	(5%)	(6%)
Electrophysiology	36	33	12%	11%
Neurovascular	88	82	6%	5%
Cardiac Surgery	48	38	27%	27%
Cardiac Rhythm Management	524	436	20%	18%
Cardiovascular	1,624	1,721	(6%)	(7%)

Oncology	59	52	12%	11%
Endoscopy	208	189	10%	9%
Urology	100	90	11%	11%
Endosurgery	367	331	11%	10%

Neuromodulation	80	58	36%	34%

	$2,071	$2,110	(2%)	(3%)

			Change
	Six Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2007	2006	Basis	Basis

Interventional Cardiology	$1,570	$1,913	(18%)	(19%)
Peripheral Interventions/ Vascular Surgery	315	352	(11%)	(12%)
Electrophysiology	73	67	9%	8%
Neurovascular	179	162	10%	8%
Cardiac Surgery	97	38	159%	158%
Cardiac Rhythm Management	1,062	436	144%	139%
Cardiovascular	3,296	2,968	11%	9%

Oncology	115	106	8%	7%
Endoscopy	409	369	11%	9%
Urology	195	180	9%	8%
Endosurgery	719	655	10%	8%

Neuromodulation	142	107	32%	31%

	$4,157	$3,730	11%	10%

We manage our international operating regions and divisions on a constant currency basis, while we manage market risk from currency exchange rate changes at the corporate level. To calculate regional and divisional revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant currency exchange rates. Certain amounts in the tables above may not sum or recalculate due to rounding of individual components.

U.S. Net Sales

During the second quarter of 2007, our U.S. net sales decreased by $95 million, or 7 percent, as compared to the second quarter of 2006. The decrease related primarily to the decline in U.S. net sales of our drug-eluting coronary stent systems by $180 million for the second quarter of 2007 as compared to the same period in the prior year primarily as a result of an overall decrease in the U.S. drug-eluting stent market size. See the Outlook section for a more detailed discussion of the drug-eluting stent market and our position within that market. Offsetting this decrease were increases in U.S. CRM and Cardiac Surgery division sales of $50 million due to a full quarter of operations, as well as sales growth in our Endosurgery and Neuromodulation divisions.

During the first half of 2007, our U.S. net sales increased by $184 million, or 8 percent, as compared to the same period in the prior year. The increase related primarily to increases in U.S CRM and Cardiac Surgery division sales of $444 million due to a full period of operations, as well as year-over-year sales growth in our Endosurgery and Neuromodulation divisions. Offsetting these increases were declines in U.S. net sales of our drug-eluting coronary stent systems by $306 million for the first half of 2007 as compared to the same period in the prior year, due primarily to declines in market size.

International Net Sales

During the second quarter of 2007, our international net sales increased by $56 million, or 7 percent, as compared to the second quarter of 2006. Excluding the favorable impact of foreign currency fluctuations, our international net sales increased by $28 million, or 4 percent. The increase related primarily to an increase in net sales from our CRM and Cardiac Surgery divisions of $48 million due to a full quarter of operations. Sales of our drug-eluting coronary stent systems in our international markets decreased by $30 million for the second quarter of 2007 as compared to the same period in the prior year, due primarily to market share declines associated with several new competitors having launched drug-eluting stent products in these markets. See the Outlook section for a more detailed discussion of the international drug-eluting stent market and our position within those markets.

For the second quarter of 2007, our net sales in Japan increased $43 million as compared to the same period in the prior year, primarily as a result of the May 2007 launch of our TAXUS Express2 coronary stent system in that region. We expect our net sales in Japan will increase throughout the remainder of 2007 as the market adopts the product. In addition, during the second quarter of 2007, Japan net sales of our CRM and Cardiac Surgery products increased $15 million as compared to the prior period.

During the first half of 2007, our international net sales increased by $243 million, or 17 percent, as compared to the same period in the prior year. Excluding the favorable impact of foreign currency fluctuations, international net sales increased $177 million, or 12 percent. The increase related primarily to the increase in net sales from our CRM and Cardiac Surgery divisions by $242 million as compared to the prior period, due to a full period of operations. Offsetting this increase were declines in net sales of our drug-eluting stent systems in our international markets by $70 million for the first half of 2007 as compared to the same period in the prior year due primarily to market share declines associated with several new competitors having launched drug-eluting stent products in these markets.

For the first half of 2007, our net sales in Japan increased $68 million as compared to the same period in the prior year, due to the May 2007 launch of our TAXUS Express2 coronary stent system in that region, as well as an increase in net sales of our CRM and Cardiac Surgery products by $43 million as compared to the prior period.

Gross Profit

The following table provides a summary of our gross profit:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Gross profit	1,508	72.8	1,433	67.9	3,026	72.8	2,679	71.8

During the second quarter of 2007, our gross profit, as a percentage of net sales, increased by 4.9 percentage points as compared to the second quarter of 2006. This is attributable to an increase of 8.8 percentage points due to the inclusion in the second quarter of 2006 of $185 million of step-up adjustments associated with Guidant inventory sold during the quarter. In addition, an increase in our gross profit as a percentage of sales for the second quarter of 2007 of 1.1 percentage points was attributable to a physician advisory relating to certain CRM products issued in the second quarter of 2006. Partially offsetting these increases were decreases of 2.8 percentage points related primarily to shifts in our product mix toward lower margin products, and 1.8 percentage points due to higher period expenses, including costs attributable to quality initiatives.

During the first half of 2007, our gross profit, as a percentage of net sales, increased 1.0 percentage point as compared to the first half of 2006. This is attributable to an increase of 5.0 percentage points due to the inclusion in the first half of 2006 of $185 million of step-up adjustments associated with Guidant inventory sold during the quarter. Partially offsetting this increase were decreases of 1.6 percentage points related to shifts in our product mix toward lower margin products, and 2.1 percentage points due to higher period expenses, including costs attributable to quality initiatives.

Operating Expenses

The following table provides a summary of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	752	36.3	728	34.5	1,487	35.8	1,198	32.1
Research and development expenses	275	13.3	283	13.4	564	13.6	469	12.6
Royalty expense	51	2.5	65	3.1	103	2.5	120	3.2
Amortization expense	158	7.6	165	7.8	312	7.5	203	5.4

Selling, General and Administrative (SG&A) Expenses

During the second quarter of 2007, our SG&A expenses increased by $24 million, or 3 percent, as compared to the second quarter of 2006. As a percentage of our net sales, SG&A expenses increased to 36.3 percent for the second quarter of 2007 from 34.5 percent for the same period in the prior year. The increase in our SG&A expenses related primarily to approximately $40 million of incremental expenditures related to our CRM and Cardiac Surgery divisions due to a full quarter of operations, partially offset by a $24 million reduction in acquisition-related costs associated with integration activities.

During the first half of 2007, our SG&A expenses increased by $289 million, or 24 percent, as compared to the same period in the prior year. As a percentage of our net sales, SG&A expenses increased to 35.8 percent for the first half of 2007 from 32.1 percent for the same period in the prior year. The increase in our SG&A expenses related primarily to incremental expenditures related to our CRM and Cardiac Surgery divisions. We continue to review our cost structure and operations in order to identify sustainable cost improvement measures that will better align operating expenses with expected revenue levels and reallocate resources to better support our growth initiatives and meet the financial covenants required by our credit facilities.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. For the second quarter of 2007, our R&D expenses decreased by $8 million, or 3 percent, as compared to the same period in the prior year. As a percentage of net sales, R&D expenses decreased slightly to 13.3 percent for the second quarter of 2007 from 13.4 percent during the second quarter of 2006. The decrease was attributable primarily to approximately $31 million in costs associated with the cancellation of our TriVascular AAA program in the second quarter of 2006. This decrease was partially offset by an increase of $22 million in R&D expenses due to the inclusion of our CRM and Cardiac Surgery divisions for a full period of operations in the second quarter of 2007.

For the first half of 2007, our R&D expenses increased by $95 million, or 20 percent, as compared to the same period in the prior year. As a percentage of our net sales, R&D expenses increased to 13.6 percent for the first half of 2007 from 12.6 percent for the same period in the prior year. This increase related primarily to the inclusion of $130 million in additional expenditures related to our CRM and Cardiac Surgery divisions, partially offset by approximately $31 million in costs associated with the cancellation of the TriVascular AAA program in the second quarter of 2006, and lower spending on our EndovationsTM single-use endoscopy system.  During the second quarter of 2007, we determined that our Endovations system would not be a commercially viable product; therefore, we terminated the Endovations program and anticipate redeploying a portion of the Endovations investment to core business growth. We continue to invest in our paclitaxel drug-eluting stent program, along with our next-generation internally developed and manufactured everolimus-eluting stent program, in order to sustain our position in the worldwide drug-eluting stent market.

Royalty Expense

For the second quarter of 2007, our royalty expense decreased by $14 million, or 22 percent, as compared to the second quarter of 2006. Royalty expense attributable to sales of our TAXUS stent system decreased by $16 million to $27 million for the second quarter of 2007 as compared to the same period in the prior year, due to lower sales volume. As a percentage of our net sales, royalty expense decreased to 2.5 percent for the second quarter of 2007 from 3.1 percent for the same period in the prior year. This decrease was a result of a decrease in royalty expense and the inclusion of sales from our CRM and Cardiac Surgery divisions, which on average have lower royalty costs relative to legacy Boston Scientific net sales.

For the first half of 2007, our royalty expense decreased by $17 million, or 14 percent, as compared to the same period in the prior year. Royalty expense attributable to sales of our TAXUS stent system decreased by $29 million to $55 million for the first half of 2007 as compared to the same period in the prior year, due to lower sales volume. As a percentage of our net sales, royalty expense decreased to 2.5 percent for the first half of 2007 from 3.2 percent for the same period in the prior year. This decrease was a result of a decrease in royalty expense and the inclusion of sales from our CRM and Cardiac Surgery divisions, which on average have lower royalty costs relative to legacy Boston Scientific net sales.

Amortization Expense

For the second quarter of 2007, our amortization expense decreased by $7 million, or 4 percent, as compared to the same period in the prior year. As a percentage of our net sales, amortization expense decreased to 7.6 percent during the second quarter of 2007 from 7.8 percent during the second quarter of 2006. The decrease was due primarily to $23 million of amortization expense associated with the write-off of intangible assets due to the cancellation of the TriVascular AAA program during the second quarter of 2006, and $12 million of amortization expense for the write-off of intangible assets associated with our Real-Time Position Management System (RPM) technology recorded during the second quarter of 2006 following the discontinuation of the technology platform. We do not expect these program cancellations and related write-offs to impact our future operations or cash flows materially. These decreases in amortization expense were partially offset by $26 million of incremental amortization expense on intangible assets associated with the Guidant acquisition due to a full period of amortization in the second quarter of 2007.

For the first half of 2007, our amortization expense increased by $109 million, or 54 percent, as compared to the first half of 2006. As a percentage of our net sales, amortization expense increased to 7.5 percent for the first half of 2007 as compared to 5.4 percent for the same period in the prior year. The increase in our amortization expense related primarily to incremental amortization expense of $146 million on intangible assets associated with the Guidant acquisition, offset by the inclusion in the first half of 2006 of amortization expense of $23 million for the write-off of intangible assets due to the cancellation of the TriVascular AAA program and $12 million for the write-off of intangible assets associated with our RPM technology.

Purchased Research and Development

In June 2007, we terminated our Product Development Agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect had been developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during the second quarter of 2007, representing future payments that we would have previously been obligated to make prior to the termination of the agreement. In addition, during the first half of 2007, we recorded $12 million of purchased research and development associated with payments made for certain early stage CRM technology.

During the second quarter of 2006, we recorded $4.117 billion of purchased research and development. This amount included a charge of approximately $4.169 billion associated with the purchased research and development obtained in conjunction with the Guidant acquisition, a credit of approximately $67 million related to the cancellation of the TriVascular AAA program, and an expense of approximately $15 million resulting from the application of equity method accounting for our investment in EndoTex Interventional Systems, Inc.

In connection with our 2005 acquisition of Advanced Stent Technologies (AST), we acquired the in-process Petal™ bifurcation stent project. The AST Petal bifurcation stent is designed to expand into the side vessel where a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. Due to recent changes in FDA clinical trial data requirements for PMA applications and post-market surveillance studies for drug-eluting stent products, we have modified our expectations regarding the timing of commercial availability of the Petal bifurcation stent.  We currently expect the AST Petal bifurcation stent to be available in the U.S. in a drug-eluting configuration in 2013, and expect to generate material cash inflows at that time. Our estimate for the remaining cost to complete the AST Petal bifurcation stent is between $125 million and $150 million.

Our other research and development projects acquired in connection with our prior period business combinations and alliances are generally progressing in line with the estimates set forth in our 2006 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Interest Expense

For the second quarter of 2007, our interest expense increased to $146 million as compared to $111 million for the second quarter of 2006. The increase in our interest expense related primarily to an increase in our average debt levels used to finance the Guidant acquisition, as well as an increase in our weighted-average borrowing cost. For the second quarter of 2007, our average debt levels increased to $8.9 billion as compared to approximately $7.5 billion for the second quarter of 2006, reflecting the average debt used to finance the Guidant acquisition outstanding during the quarter. Our weighted-average borrowing cost for the second quarter of 2007 increased to 6.2 percent from 5.9 percent for the same period in the prior year.

For the first half of 2007, our interest expense increased to $287 million as compared to $148 million for the same period in the prior year. The increase in our interest expense related primarily to an increase in our average debt levels used to finance the Guidant acquisition, as well as an increase in our weighted-average borrowing cost. Our average debt levels for the first half of 2007 increased to $8.9 billion as compared to $5.1 billion for the first half of 2006, reflecting the average debt used to finance the Guidant acquisition outstanding during the period. Our weighted-average borrowing cost for the first half of 2007 increased to 6.2 percent from 5.6 percent for the same period in the prior year.

Fair-Value Adjustment

In the second quarter of 2006, we recorded a loss of $87 million to reflect the change in fair value related to the sharing of proceeds feature of the Abbott stock purchase, compared to no loss or gain for the second quarter of 2007. In the first half of 2007, we recorded a loss of $8 million to reflect the fair-value adjustment on this feature, as compared to a loss of $87 million for the first half of 2006. As of June 30, 2007, there was no value associated with this feature.

Other, net

For the second quarter of 2007, our other, net reflected expense of $8 million as compared to expense of $63 million for the second quarter of 2006. Other, net included $23 million for the second quarter of 2007 and $67 million for the second quarter of 2006 associated with net writedowns attributable to our investment portfolio. Refer to Note C – Investments to our unaudited condensed consolidated financial statements contained in this Quarterly Report for information regarding our investment portfolio. In addition, other, net included interest income of $20 million for the second quarter of 2007 as compared to $16 million for the same period in the prior year.

For the first half of 2007, our other, net reflected income of $18 million as compared to expense of $92 million for the same period in the prior year. Other, net included interest income of $42 million for the first half of 2007 as compared to $25 million for the same period in the prior year.  The increase in interest income is due primarily to increases in our cash and cash equivalents balances and increases in average market interest rates. In addition, other, net included $23 million for the first half of 2007 and $105 million for the first half of 2006 associated with writedowns attributable to our investment portfolio.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	June 30,		Point
	2007	2006	Increase (Decrease)
Reported tax rate	8.7%	(1.8%)	10.5%
Impact of certain charges*	12.3%	24.8%	(12.5%)

	Six Months Ended June 30,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	17.8%	(4.7%)	22.5%
Impact of certain charges*	3.2%	27.7%	(24.5%)

 *These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the second quarter of 2007 and the first half of 2007 as compared to the same period in the prior year related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2007, these charges included certain investment portfolio activity and discrete tax items associated with the resolution of various tax matters related to prior periods. In 2006, these charges included purchased research and development associated with the acquisition of Guidant; a charge to step-up the value of acquired inventory sold during the quarter; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and the net reserve increase resulting from tax audit settlements and new tax reserve items that originated in the quarter. In addition, our effective tax rate for 2007 decreased by approximately two percentage points as compared to the prior year due primarily to our decision at the end of 2006 to indefinitely reinvest earnings in foreign operations in order to repay debt obligations associated with the Guidant acquisition.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized an approximately $128 million increase in our liability for unrecognized tax benefits. Approximately $28 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant which we recorded as an increase to goodwill in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate.  At June 30, 2007, we had $1.132 billion of gross unrecognized tax benefits, $394 million of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.  Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001.

During the second quarter of 2007, we settled several audits, obtained an Advance Pricing Agreement between the U.S. and Japan, and received a favorable appellate court decision on a previously outstanding Japan matter with respect to the 1995 to 1998 tax periods. As a result of settlement of these matters, net of payments, we decreased our reserve for uncertain tax positions by $67 million, inclusive of $16 million of interest and penalties.  Of this amount, we treated $53 million as a reduction in goodwill in accordance with Issue No. 93-7, and we reversed the remaining $14 million to earnings. It is reasonably possible that within the next 12 months we will resolve multiple issues with taxing authorities, including matters presently under consideration at Appeals related to Guidant’s acquisition of Intermedics, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $140 million.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense.  We had $221 million accrued for interest and penalties at adoption of Interpretation No. 48 and $237 million at June 30, 2007. The total amount of interest and penalties recognized in the unaudited condensed consolidated statements of earnings was $11 million for the second quarter of 2007 and $32 million for the first half of 2007.

Critical Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. See Tax Rate discussion above for further details of our adoption of Interpretation No. 48.

There were no other changes in the six month period ended June 30, 2007 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

The following tables provide a summary of key performance indicators that we use to assess our liquidity and operating performance:

	June 30,	December 31,
(in millions)	2007	2006
Short-term debt	$654	$7
Long-term debt	8,250	8,895
Gross debt	8,904	8,902
Less: cash and cash equivalents	1,514	1,668
Net debt	$7,390	$7,234

	Six Months Ended June 30,
(in millions)	2007	2006
Cash provided by operating activities	$152	$999
Cash used for investing activities	(402)	(8,934)
Cash provided by financing activities	94	8,400
EBITDA[1]	985	(3,315)

Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers EBITDA as a component of our debt covenants. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, or as superior to, financial information prepared in accordance with GAAP. Our EBITDA included pre-tax charges of $52 million for the first half of 2007 and $4.545 billion for the first half of 2006.

Operating Activities

The decrease in operating cash flow for the first half of 2007 as compared to the first half of 2006 is attributable primarily to: approximately $400 million in tax payments associated principally with the gain on Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; an $80 million increase in our incentive program that is paid annually in the first quarter, due primarily to the inclusion of legacy Guidant employees; and a $152 million increase in interest payments related primarily to the increase in our average debt levels used to finance the Guidant acquisition. In addition, in the first quarter of 2006, our cash from operating activities included a tax refund of approximately $100 million. The decline in cash flow from operations for the first half of 2007 is also due to a decline in operating profit as compared to the same period in the prior year.

Investing Activities

The consummation of the Guidant acquisition in April 2006 is the primary driver for changes in cash used for investing activities during the six months ended June 30, 2007 as compared to the same period in the prior year.  Cash paid to acquire Guidant, net of cash acquired, totaled $8.653 billion in the first half of 2006, as compared to $11 million paid for acquisitions in the first half of 2007.

We made capital expenditures of $186 million in the first half of 2007 as compared to $129 million during the first half of 2006. The increase was primarily a result of capital expenditures associated with our CRM division. We expect to incur capital expenditures of approximately

1 The following represents a reconciliation between net income (loss) and EBITDA:
	Six Months Ended June 30,
(in millions)	2007	2006
Net income (loss)	$235	$(3,930)
Interest income	(42)	(25)
Interest expense	287	148
Income taxes	51	175
Depreciation and amortization	454	317
EBITDA	$985	$(3,315)

$250 million for the remainder of 2007, including capital expenditures to continue to upgrade our quality systems, to continue to enhance our manufacturing capabilities in order to support our second drug-eluting stent platform, and to support future growth in our business units.

Certain of our business combinations involve the payment of contingent consideration. Our investing activities during the first half of 2007 included $213 million of contingent payments, primarily payments to the former shareholders of Advanced Bionics Corporation. During the first half of 2006, we made approximately $275 million of contingent payments to the former shareholders of Advanced Bionics and CryoVascular Systems, Inc. See Note B - Business Combinations to our unaudited condensed consolidated financial statements included in this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our business combinations.

In addition, our 2006 cash flows from investing activities included $159 million of net proceeds from maturities of marketable securities.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.

Debt

We had outstanding borrowings of $8.904 billion at June 30, 2007 at a weighted average interest rate of 6.50 percent, as compared to outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent. Our borrowings at June 30, 2007 consist of unsecured subsidiary indebtedness including our senior $5.0 billion term loan and our subordinated $900 million loan from Abbott, and unsecured senior corporate notes of $3.05 billion. There were no amounts outstanding under our $2.350 billion of available credit lines at June 30, 2007.

Our revolving credit facility and term loan agreement requires that we maintain a ratio of debt to pro forma EBITDA, as defined by the agreement, of less than or equal to 4.5 to 1.0 through December 31, 2007, and 3.5 to 1.0 thereafter. The agreement also requires that we maintain a ratio of pro forma EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of June 30, 2007, we were in compliance with both of these debt covenants. Exiting the quarter, our ratio of debt to pro forma EBITDA was 4.0 to 1.0 and our ratio of pro forma EBITDA to interest expense was 3.9 to 1.0. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

In August 2007, our credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings were downgraded to BB+, a non-investment grade rating, and in July 2007, our credit rating from Moody’s Investor Service was downgraded to Ba1, a non-investment grade rating. Additionally, S&P put our credit ratings on credit watch with negative implications. The ratings outlook by Moody’s and Fitch is currently negative. Credit rating changes may impact our borrowing cost, but do not require the repayment of borrowings. We do not expect that these credit rating changes will materially increase our cost of borrowing.

Equity

On May 22, 2007, we extended an offer to our non-director and non-executive employees to exchange certain outstanding stock options for deferred stock units (DSUs). Stock options previously granted under our stock plans with an exercise price of $25 or more per share were exchangeable for a smaller number of DSUs, based on exchange ratios derived from the exercise prices of the surrendered options.  On June 20, 2007, following the expiration of the offer, our employees exchanged approximately 6.6 million options for approximately 1.1 million DSUs, which were subject to additional vesting restrictions. We did not record incremental stock compensation expense because the fair values of the options exchanged equaled the fair values of the DSUs issued.

During the first half of 2007, we received $98 million in proceeds from stock issuances related to our stock option and employee stock purchase plans as compared to $108 million for the same period in the prior year.

Contractual Obligations and Commitments

Certain of our business combinations involve the payment of contingent consideration.  See Note B – Business Combinations to our unaudited condensed consolidated financial statements contained in this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our business combinations.

Refer also to the Tax Rate discussion above for changes to our contractual obligations and commitments that resulted from the adoption of Interpretation No. 48. There have been no other material changes to our contractual obligations and commitments as reported in our 2006 Annual Report on Form 10-K.

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

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by these companies infringe patents owned or licensed by us. Adverse outcomes in one or more of these proceedings could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.

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

In connection with our acquisition of Guidant, the number of legal claims against us, including product liability, private securities and shareholder derivative claims, significantly increased. Our accrual for legal matters that are probable and estimable was $706 million at June 30, 2007 and $485 million at December 31, 2006, and includes costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the purchase price. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

In July 2007, we reached an agreement to settle certain claims related to CRM product liability claims. Under the terms of the settlement, we agreed to pay a total of $195 million to resolve approximately 4,000 claims of individuals that have been consolidated in the U.S. District Court for the District of Minnesota in a Multi-District Litigation. In addition, the agreement includes an undetermined number, but not all, of additional similar claims throughout the country. Refer to Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report which identifies all material developments with regard to any matters of litigation disclosed in our 2006 Annual Report on Form 10-K or instituted since December 31, 2006.

Recent Accounting Pronouncements

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

Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06−3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. We present sales net of sales taxes in our unaudited condensed consolidated statements of operations. Issue No. 06−3 is effective for interim and annual reporting periods beginning after December 15, 2006. No change of presentation has resulted from our adoption of Issue No. 06−3.

Cautionary Statement Regarding Forward Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance, our growth strategy, timing of regulatory approvals and our regulatory and quality compliance, expected research and development efforts, product development and new product launches, our market position and competitive changes in the marketplace for our products, the effect of new accounting pronouncements, the outcome of matters before taxing authorities, intellectual property and litigation matters, our  capital needs and expenditures, our ability to meet the financial covenants required by our credit facilities or to renegotiate the terms of our credit facilities or obtain waivers for compliance with those covenants, and potential acquisitions and divestitures. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

We do not intend to update the forward-looking statements below even if new information becomes available or other events occur in the future. We have identified these forward-looking statements below in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Certain factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below.

Coronary Stent Business

•
Volatility in the coronary stent market, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other stent platforms;

•
Our ability to launch our next-generation drug-eluting stent system, the TAXUS® Liberté coronary stent system, in the U.S., subject to regulatory approval, and to maintain or expand our worldwide market positions through reinvestment in our drug-eluting stent program;

•
Our estimate for the worldwide drug-eluting stent market, the impact of concerns relating to late stent thrombosis on the size of the coronary stent market, the distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices;

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stents, our ability to adequately address concerns regarding the risk of late stent thrombosis, and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to increase the penetration rate of drug-eluting stent technology in the U.S. and our International markets;

•
Our ability to take advantage of our position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to respond to the challenges presented as additional competitors enter the U.S. drug-eluting stent market;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions; and

•	Our ability to manage the mix of our PROMUS stent system revenue relative to our total drug-eluting stent revenue and maintain our overall profitability as a percentage of revenue.

CRM Business

•	Our estimate for the worldwide CRM market, the recovery of the CRM market to historical growth rates and our ability to increase CRM net sales;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and other CRM products and technologies, including our LATITUDE® Patient Management System and next-generation pulse generator platform;

•	Our ability to minimize or eliminate future field actions relating to our CRM technology;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•
Our ability to launch various products utilizing our next-generation CRM pulse generator platform in the U.S. over the next 30 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

•	Our ability to retain key members of our CRM sales force;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies; and

•	Our ability to avoid disruption in the supply of certain components or materials or to quickly secure additional or replacement components or materials on a timely basis.

Litigation and Regulatory Compliance

•
Any conditions imposed in resolving, or any inability to resolve, our corporate warning letter or other FDA matters, as well as risks generally associated with our regulatory compliance and quality systems;

•	The effect of our litigation, risk management practices, including self-insurance, and compliance activities on our loss contingency, legal provision and cash flow;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation and legal proceedings;

•	The ongoing, inherent risk of potential physician communications or field actions related to medical devices;

•	Costs associated with our incremental compliance and quality initiatives, including Project Horizon; and

•	The availability and rate of third-party reimbursement for our products and procedures.

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Dependency on international net sales to achieve growth;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as reimbursement practices and policies; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•	Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments, as well as debt reduction over the next twelve months and beyond;

•	Our ability to achieve positive operating cash flow for the remainder of 2007 and 2007 net sales in excess of 2006 levels;

•	Our ability to recover substantially all of our deferred tax assets;

•	Our ability to access the public and private capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to regain investment-grade credit ratings and to remain in compliance with our financial covenants;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our floating-rate debt; and

•
Our ability to identify, implement and fund sustainable cost improvement measures, including possible divestitures of non-strategic assets and expense and headcount reduction initiatives, that will better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives.

Other

•	Risks associated with significant changes made or to be made to our organizational structure;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will continue to face; and

•	Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including possible divestitures of non-strategic assets and expense and head count reduction initiatives, in order to streamline our operations and reduce current debt levels.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We discuss those and other important risks and uncertainties that may affect our future operations in Part I, Item IA- Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this or another Quarterly Report on Form 10-Q we file hereafter. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.691 billion at June 30, 2007 and $3.413 billion at December 31, 2006. We recorded $92 million of other assets and $42 million of other liabilities to recognize the fair value of these derivative instruments at June 30, 2007 as compared to $71 million of other assets and $27 million of other liabilities recorded at December 31, 2006. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $218 million at June 30, 2007 and $112 million at December 31, 2006. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $264 million at June 30, 2007 and $134 million at December 31, 2006. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $2.0 billion at June 30, 2007 and December 31, 2006. The fair value of our interest rate derivative instruments was a liability of $3 million at June 30, 2007 and $11 million at December 31, 2006. A one percentage point increase in interest rates would increase the derivative instruments’ fair value by $16 million at June 30, 2007 and $26 million at December 31, 2006. A one percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $17 million at June 30, 2007 and $26 million at December 31, 2006. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged term loan. As of June 30, 2007, $5.892 billion of our outstanding debt obligations was at fixed interest rates, representing 66 percent of our total debt or 80 percent of our net debt balance.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President - Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note I - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2006 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

We may not realize the expected benefits from our expense reduction measures and our long-term expense reduction programs may result in an increase in short-term expense.

As part of our efforts to reduce expenses, improve our operating cost structure and better position ourselves competitively, we are beginning to implement several expense reduction measures. These cost reduction initiatives include cost improvement measures designed to better align operating expenses with expected revenue levels, resource reallocations, head count reductions, the exploration of the sale of certain non-strategic assets and efforts to streamline our business, among other actions.  These measures could distract the attention of management and our employees, which could negatively affect our business, financial condition and results of operations.  Moreover, expense reduction programs could result in current period charges and expenses that could impact our operating results.  We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

We may decide to divest certain non-strategic assets.  These divestitures could pose significant risks and may materially adversely affect our business, financial condition and operating results.

We are considering divesting certain non-strategic assets. Divestitures of business units may involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, revenues and earnings associated with the divested business, and the disruption of operations in the affected business.  Moreover, divestitures of business units could be impacted by the existence of the corporate warning letter.  In addition, divestitures could involve significant post-closing separation activities through transition service arrangements, which could involve the expenditure of significant financial and employee resources. Failure to consummate a divestiture on a timely basis or at all may negatively affect the effectiveness of our cost improvement and debt reduction efforts, the valuation of the affected business and could result in certain charges.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 8, 2007, at which stockholders of record as of March 9, 2007 voted on:

(i)	the reelection of four existing Class III directors;
(ii)	the approval of amendments to our Certificate of Incorporation and Bylaws to declassify our Board of Directors;
(iii)	the approval of amendments to our Certificate of Incorporation and Bylaws to increase the maximum size of our Board of Directors from 15 to 20 directors;
(iv)	the approval of a stock option exchange program for Boston Scientific employees (excluding our executive officers and directors);
(v)	a stockholder proposal to require executive stock retention guidelines; and
(vi)	the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007.

A total of 1,338,992,520 shares, or approximately 90 percent of our common stock, were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:

(i)	The individuals named below were re-elected as directors:

Nominees	Votes For	Votes Withheld
Ursula M. Burns	1,244,981,606	104,681,522
Marye Anne Fox	1,252,725,677	96,937,451
N.J. Nicholas, Jr.	1,245,611,239	104,051,889
John E. Pepper	1,257,594,847	92,068,281

Because item (ii) below passed, these directors will serve a one-year term and will be up for re-election in 2008. Nancy-Ann DeParle, Ray J. Groves, Pete M. Nicholas, Warren B. Rudman, James R. Tobin, John E. Abele, Joel L. Fleishman, Ernest Mario, Uwe E. Reinhardt, and Kristina M. Johnson all continue to serve as directors of the Company.

(ii)
The amendments to our Certificate of Incorporation and Bylaws to declassify our Board of Directors were approved by a vote of 1,325,279,876 shares voting for, 6,917,958 shares voting against and 6,794,686 abstaining.

(iii)
The amendments to our Certificate of Incorporation and Bylaws to increase the maximum size of our Board of Directors from 15 to 20 directors were approved by a vote of 1,281,171,960 shares voting for, 51,330,174 shares voting against and 6,490,386 abstaining.

(iv)
The proposed stock option exchange program for non-director and non-executive employees was approved by a vote of 1,026,110,457 shares voting for, 138,911,834 shares voting against,  6,324,617 abstaining and 167,645,612 broker non-votes.

(v)
The proposal to require executive stock retention guidelines was defeated by a vote of 254,206,536 shares voting for, 907,079,167 shares voting against, 10,061,212 abstaining and 167,645,605 broker non-votes.

(vi)
The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2007 was approved by a vote of 1,321,772,814 shares voting for, 10,767,063 shares voting against and 6,452,643 abstaining.

ITEM 6.	EXHIBITS

10.1	Form of Deferred Stock Unit Award between Samuel R. Leno and the Company dated June 5, 2007 (2003 Long-Term Incentive Plan).

10.2	Form of Non-Qualified Stock Option Agreement between Samuel R. Leno and the Company dated June 5, 2007 (2003 Long-Term Incentive Plan).

10.3	Form of Amendment #10 to Credit and Security Agreement and Amendment #3 to Fee Letters dated as of August 8, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2007.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive Vice President - Finance and Information Systems