Form 10-Q
period 2007-09-30
BOSTON SCIENTIFIC CORP
filed 2007-11-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the quarterly period ended: September 30, 2007

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class	Shares Outstanding as of October 31, 2007

Common Stock, $.01 Par Value	1,490,785,766

Page 1 of 65 Pages
Exhibit Index on Page 64

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2007	2006	2007	2006

Net sales	$2,048	$2,026	$6,204	$5,756
Cost of products sold	575	630	1,706	1,681
Gross profit	1,473	1,396	4,498	4,075

Operating expenses
Selling, general and administrative expenses	719	719	2,205	1,917
Research and development expenses	271	272	835	741
Royalty expense	48	57	151	177
Amortization expense	155	153	467	356
Purchased research and development	75		72	4,117
Loss on assets held for sale	352		352
	1,620	1,201	4,082	7,308
Operating (loss) income	(147)	195	416	(3,233)

Other income (expense):
Interest expense	(147)	(143)	(433)	(291)
Fair-value adjustment for the sharing of proceeds feature of the Abbott Laboratories stock purchase		(13)	(8)	(100)
Other, net	35	12	52	(80)
(Loss) income before income taxes	(259)	51	27	(3,704)
Income tax expense (benefit)	13	(25)	64	150

Net (loss) income	$(272)	$76	$(37)	$(3,854)

Net (loss) income per common share — basic	$(0.18)	$0.05	$(0.02)	$(3.19)
Net (loss) income per common share — assuming dilution	$(0.18)	$0.05	$(0.02)	$(3.19)

Weighted-average shares outstanding:
Basic	1,489.8	1,472.8	1,485.5	1,207.0
Assuming dilution	1,489.8	1,486.7	1,485.5	1,207.0

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	September 30,	December 31,
(in millions, except share data)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$1,237	$1,668
Trade accounts receivable, net	1,487	1,398
Inventories	814	733
Deferred income taxes	637	583
Assets held for sale (see Note C)	196	333
Prepaid expenses and other current assets	316	475
Total current assets	$4,687	$5,190

Property, plant and equipment, net	1,764	1,715
Investments	435	596
Intangible assets, net	24,272	23,360
Other assets	176	235
Total assets	$31,334	$31,096

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current debt obligations	$254	$7
Accounts payable and accrued expenses	2,620	2,056
Liabilities associated with assets held for sale (see Note C)	56	68
Other current liabilities	446	540
Total current liabilities	$3,376	$2,671

Long-term debt	7,903	8,895
Deferred income taxes	2,424	2,743
Other long-term liabilities	2,114	1,489

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares, 1,490,192,338 shares issued at September 30, 2007 and 1,486,403,445 shares issued at December 31, 2006	15	15
Treasury stock, at cost - 11,728,643 shares at December 31, 2006		(334)
Additional paid-in capital	15,730	15,734
Retained deficit	(239)	(174)
Other stockholders’ equity	11	57
	15,517	15,298
Total liabilities and stockholders’ equity	$31,334	$31,096

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2007	2006
Cash provided by operating activities	$626	$1,480

Investing activities:
Net purchases of property, plant and equipment	(245)	(213)
Proceeds from maturities of marketable securities		159
Acquisitions
Payments for the Guidant acquisition		(15,394)
Cash acquired from the Guidant acquisition, including proceeds from Guidant’s sale of its vascular intervention and endovascular solutions businesses		6,730
Payments for acquisitions of other businesses, net of cash acquired	(80)
Payments relating to prior period acquisitions	(213)	(282)
Other investing activity
Proceeds from sales of investments in and collections of notes receivable from portfolio companies	149	20
Payments for investments in and acquisitions of certain technologies	(47)	(77)

Cash used for investing activities	(436)	(9,057)

Financing activities:
Debt
Net payments on commercial paper		(149)
Net (payments on) proceeds from revolving borrowings, notes payable, capital leases and long-term borrowings	(754)	7,037
Equity
Proceeds from issuances of shares of common stock to Abbott Laboratories		1,400
Proceeds from issuances of shares of common stock to employees	130	137

Cash (used for) provided by financing activities	(624)	8,425

Effect of foreign exchange rates on cash	3	4

Net (decrease) increase in cash and cash equivalents	(431)	852
Cash and cash equivalents at beginning of period	1,668	689

Cash and cash equivalents at end of period	$1,237	$1,541

Supplemental Information:

Stock and stock equivalents issued for acquisitions	$91	$12,964

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in our Annual Report on Form 10-K for the year ended December 31, 2006.

On April 21, 2006, we consummated our acquisition of Guidant Corporation. Prior to our acquisition of Guidant, Abbott Laboratories acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us.  Refer to our 2006 Annual Report filed on Form 10-K for further details regarding these transactions.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note C – Advanced Bionics Transactions, Note H – Supplemental Balance Sheet Information, and Note  L - Segment Reporting for further details.

NOTE B – ACQUISITIONS

In August 2007, we completed our acquisition of 100 percent of the fully diluted equity of Remon Medical Technologies, Inc. Remon is a development-stage company focused on creating communication technology for medical device applications. We paid approximately $70 million in cash, net of cash acquired, to acquire Remon, in addition to our previous investments of $3 million. We may also be required to make future payments contingent upon Remon achieving certain performance milestones. The acquisition was intended to expand our sensor and wireless communication technology portfolio, which will complement our existing Cardiac Rhythm Management (CRM) product line. In connection with our acquisition of Remon, we acquired an in-process pressure-sensing system development project, which will be combined with our existing CRM devices, and recorded associated in-process research and development of approximately $75 million in the third quarter of 2007. We expect to launch devices using pressure-sensing technology in 2013 in Europe and certain other international countries, subject to regulatory approval. As of September 30, 2007, we estimate that the total cost to complete the development project is between $75 million and $80 million. We believe that the estimated purchased research and development amount so determined represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.

In January 2007, we acquired 100 percent of the fully diluted equity of EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. In conjunction with the acquisition of EndoTex, we paid $102 million, which included five million shares of our common stock valued at $91 million and cash of $11 million, in addition to our previous investments and notes issued of approximately $40 million, plus future consideration that is contingent upon EndoTex achieving certain performance-related milestones. The acquisition is intended to expand our carotid artery disease technology portfolio.

In addition, during the first nine months of 2007, we paid $213 million of contingent consideration, representing primarily payments to the former shareholders of Advanced Bionics Corporation, which we had accrued for at December 31, 2006. Certain of our business combinations involve the payment of contingent consideration, some of which are based on the acquired company’s revenue during the earn-out period. Consequently, we cannot currently determine the total payments; however, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. On August 9, 2007, we entered an agreement to amend our 2004 merger agreement with Advanced Bionics. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones, with certain milestones tied to profitability. We estimated that these payments could amount to as much as $2.0 billion through 2013. The amended agreement provides a new schedule of consolidated, fixed earnout payments that we are required to make, consisting of $650 million payable upon closing, expected in January 2008, and $500 million payable in March 2009. These payments will be the final earnout payments made to Advanced Bionics. See Note C – Advanced Bionics Transactions for further discussion of the amendment. The estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our other business combinations, some of which may be payable in common stock, is approximately $1.0 billion. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2007 through 2022. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $3.0 billion.

During 2006, we paid $28.4 billion to acquire Guidant through a combination of cash, common stock, and fully vested stock options. The purchase price was based upon estimates of the fair value of assets acquired and liabilities assumed.

The following summarizes the Guidant purchase price allocation (in millions):

Cash	$6,708
Intangible assets subject to amortization	7,719
Goodwill	12,572
Other assets	2,271
Purchased research and development	4,169
Current liabilities	(2,014)
Net deferred income taxes	(2,475)
Other long-term liabilities	(592)
$28,358

Adjustments to the purchase price allocation in 2007 consisted primarily of changes in our estimates for the costs associated with product liability claims and litigation; adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits resulting from the adoption of Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes; as well as changes in our estimate for Guidant-related exit costs, as described below.

Costs Associated with Exit Activities

Included in the Guidant purchase price allocation at September 30, 2007 is an accrual for $60 million associated with acquisition-related costs that includes approximately $46 million for involuntary terminations, change-in-control payments, relocation and related costs, and approximately $14 million of estimated costs to cancel contractual commitments.

As of the acquisition date, management began to assess and formulate plans to exit certain Guidant activities.  As a result of these exit plans, we continue to make severance, relocation and change-in-control payments. The majority of the exit cost accrual relates to our first quarter 2007 reduction of the acquired CRM workforce by approximately 400 employees. The affected workforce included primarily research and development employees, although employees within sales and marketing and certain other functions were also impacted.  We also made smaller workforce reductions internationally across multiple functions in order to eliminate duplicate facilities and rationalize our distribution network in certain countries.  During 2007, in connection with finalizing the purchase price allocation, we reduced our estimate for Guidant-related exit costs and recorded an adjustment to goodwill to reflect the change in estimate.  We expect that substantially all of the amounts accrued at September 30, 2007 will be paid prior to December 31, 2008.

The components of our accrual for Guidant-related exit and other costs are as follows:

(in millions)	Balance at December 31, 2006	Purchase Price Adjustments	Charges Utilized	Balance at September 30, 2007
Workforce reductions	$163	$(46)	$(75)	$42
Relocation costs	10		(6)	4
Contractual commitments	25	(6)	(5)	14
	$198	$(52)	$(86)	$60

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of consolidated results of our operations and Guidant, as if the acquisition, the Abbott transaction and the financing for the acquisition had occurred at the beginning of the period. We have adjusted the historical consolidated financial information to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. We present the pro forma unaudited condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition, the sale of the Guidant vascular intervention and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at January 1, 2006. Pro forma adjustments are tax-effected at our effective tax rate.

in millions, except per share data	Nine Months Ended September 30, 2006

Net sales	$6,468
Net loss	(4,185)

Net loss per share - basic	$(2.84)
Net loss per share - assuming dilution	$(2.84)

The unaudited pro forma net loss includes $360 million for the amortization of purchased intangible assets, as well as the following charges: in-process research and development of $4.169 billion obtained as part of the Guidant acquisition; expense associated with the step-up value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and a fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase.

NOTE C – ADVANCED BIONICS TRANSACTIONS

In August 2007, we entered an agreement to amend our merger agreement with Advanced Bionics.  The acquisition of Advanced Bionics in 2004 included potential earnout payments that were contingent primarily on the achievement of future performance milestones, with certain milestones tied to profitability. The amended agreement provides for a new schedule of consolidated, fixed earnout payments by Boston Scientific to former Advanced Bionics Shareholders, consisting of $650 million payable upon closing, expected in January 2008, and $500 million payable in March 2009. These payments will be the final earnout payments made to Advanced Bionics. The former shareholders of Advanced Bionics approved the amended merger agreement in September 2007. Following the approval by the former shareholders of Advanced Bionics, we accrued the fair value of these payments in accordance with FASB Statement No. 141, Business Combinations, as the payment of this consideration was determinable beyond a reasonable doubt. The fair value of these payments, determined to be $1.150 billion, was recorded as an increase to goodwill.

In conjunction with the amended merger agreement, we entered a definitive agreement to sell a controlling interest in our auditory business and drug pump development program, acquired with Advanced Bionics, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million. The sale is expected to close in January 2008 and is subject to customary closing conditions, including regulatory approvals. The former shareholders of Advanced Bionics approved the sale in September 2007. The sale will help allow us to better focus on our core businesses and priorities, including the retained pain management business and emerging indications program acquired with Advanced Bionics. We determined that, pursuant to FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the asset held for sale criteria were met during the third quarter of 2007.  As a result, we adjusted the carrying value of the disposal group to its fair value less cost to sell and recorded a loss of approximately $352 million, representing primarily a writedown of goodwill, which we recorded in the third quarter of 2007. Under the terms of the agreement, we will retain a 12 percent interest in the limited liability companies formed for purposes of operating the auditory business and drug pump program. In accordance with Emerging Issues Task Force (EITF) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we will account for this investment using the equity method of accounting. The assets held for sale and liabilities associated with the assets held for sale included in the accompanying unaudited condensed consolidated balance sheets consist of the following:

	September 30,	December 31,
(in millions)	2007	2006

Trade accounts receivable, net	$24	$26
Inventories	22	16
Prepaid expenses and other current assets	1	2
Property, plant and equipment, net	11	11
Goodwill and intangible assets, net	137	276
Other long-term assets	1	2
Assets held for sale	$196	$333

Accounts payable and accrued expenses	$4	$11
Other current liabilities	13	16
Non-current deferred tax liabilities	39	41
Liabilities associated with assets held for sale	$56	$68

The assets and liabilities presented in the table above are primarily U.S. assets and liabilities and are included in our United States reportable segment. The December 31, 2006 balances presented are for comparative purposes and were not classified as held for sale at that date.

The following are the net sales and operating results of the businesses to be sold for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Net sales	$29	$22	$80	$64
Operating loss	$(5)	$(8)	$(23)	$(30)

NOTE D – INVESTMENTS

We account for our publicly traded investments as available-for-sale securities and record unrealized gains and losses as a separate component of stockholders’ equity. During the second quarter of 2007, we announced our decision to monetize the majority of our investment portfolio in order to eliminate investments determined to be non-strategic. According to FASB Staff Position Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, once the decision is made to sell an available-for-sale security whose fair value is less than its cost basis and the fair value of the security is not expected to recover prior to the expected time of sale, the value of the investment must be written down to its fair value.  This reduced value becomes the new cost basis for the investment and any unrealized gains are not recognized in earnings until realized.  We recognized losses of $14 million for the third quarter of 2007 and $41 million for the first nine months of 2007 associated with our publicly held investments, primarily as a result of the application of these Staff Positions.  Certain other publicly held investments had unrealized gains totaling $12 million at September 30, 2007.

In the third quarter of 2007, we sold publicly held and privately held investments having an aggregate carrying value of $53 million and recognized associated gains of $20 million. For the first nine months of 2007, we sold investments having an aggregate carrying value of $86 million and recognized associated net gains of $32 million. In addition, in the third quarter of 2007, we recognized a gain of $14 million associated with the collection of a note receivable from one of our privately held investees, which had been written down in a prior year.

In addition, we recorded losses of $6 million in the third quarter of 2007 and $13 million in the first nine months of 2007 due to other-than-temporary impairments associated with our privately held investments and adjustments related to investments accounted for under the equity method.  We recorded no other-than-temporary impairments for the third quarter of 2006 and $105 million for the first nine months of 2006 related to technological delays and financial deterioration of certain of our investments in vascular sealing and gene therapy companies.

NOTE E – COMPREHENSIVE (LOSS) INCOME

The following table provides a summary of our comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Net (loss) income	$(272)	$76	$(37)	$(3,854)
Foreign currency translation adjustment	11	5	36	51
Net change in derivative financial instruments	(69)	(4)	(74)	(24)
Net change in equity investments	(18)	(3)	(9)	(23)
Comprehensive (loss) income	$(348)	$74	$(84)	$(3,850)

NOTE F – WEIGHTED-AVERAGE SHARES OUTSTANDING

The following is a reconciliation of weighted-average shares outstanding for basic and diluted (loss) income per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2007	2006	2007	2006
Weighted-average shares outstanding - basic	1,489.8	1,472.8	1,485.5	1,207.0
Net effect of common stock equivalents		13.9
Weighted-average shares outstanding - assuming dilution	1,489.8	1,486.7	1,485.5	1,207.0

Weighted-average shares outstanding, assuming dilution, excludes the impact of 12.5 million common stock equivalents for the third quarter of 2007, 14.5 million for the first nine months of 2007, and 14.2 million for the first nine months of 2006 due to our net loss position in those periods.

Additionally, weighted-average shares outstanding, assuming dilution, excludes the impact of 45.6 million stock options for the third quarter of 2007, 39.0 million for the third quarter of 2006, 41.3 million for the first nine months of 2007, and 27.1 million for the first nine months of 2006 due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.

During the nine months ended September 30, 2007, we issued 10.5 million shares of common stock following the exercise or vesting of the underlying stock option or deferred stock unit, or purchase under our employee stock purchase plan.

NOTE G – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Cost of products sold	$6	$4	$14	$12
Selling, general and administrative expenses	16	16	60	59
Research and development expenses	7	6	21	18
	29	26	95	89
Income tax benefit	9	6	28	24
	$20	$20	$67	$65

On May 22, 2007, we extended an offer to our non-director and non-executive employees to exchange certain outstanding stock options for deferred stock units (DSUs). Stock options previously granted under our stock plans with an exercise price of $25 or more per share were exchangeable for a smaller number of DSUs, based on exchange ratios derived from the exercise prices of the surrendered options.  On June 20, 2007, following the expiration of the offer, our employees exchanged approximately 6.6 million options for approximately 1.1 million DSUs, which were subject to additional vesting restrictions. We did not record incremental stock compensation expense as a result of these exchanges because the fair values of the options exchanged equaled the fair values of the DSUs issued.

NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION

The following are the components of various balance sheet items at September 30, 2007 and December 31, 2006, excluding those assets and associated liabilities classified as held for sale. See Note C - Advanced Bionics Transactions for further information.

Inventories
	September 30,	December 31,
(in millions)	2007	2006

Finished goods	$495	$443
Work-in-process	161	141
Raw materials	158	149
	$814	$733

Property, plant and equipment, net
	September 30,	December 31,
(in millions)	2007	2006

Property, plant and equipment	$2,940	$2,678
Less: accumulated depreciation	1,176	963
	$1,764	$1,715

Intangible assets, net

	September 30,	December 31,
(in millions)	2007	2006

Goodwill	$15,680	$14,480
Technology - core	7,219	7,134
Other intangible assets	2,930	2,878
	25,829	24,492
Less: accumulated amortization	1,557	1,132
	$24,272	$23,360

The increase in our goodwill balance relates primarily to the Advanced Bionics transactions. See Note B – Business Combinations and Note C – Advanced Bionics Transactions for further discussion.

Our accrual for warranty liabilities was $63 million at September 30, 2007 and $53 million at December 31, 2006.

NOTE I – BORROWINGS AND CREDIT ARRANGEMENTS

We had outstanding borrowings of $8.157 billion at September 30, 2007 at a weighted average interest rate of 6.34 percent, as compared to outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent. Our borrowings at September 30, 2007 consisted of unsecured subsidiary indebtedness of $4.0 billion under our senior term loan and our subordinated $900 million loan from Abbott, unsecured senior corporate notes of $3.050 billion, and $250 million in borrowings against our credit and security facility secured by our U.S. trade receivables. Our borrowings as of December 31, 2006 consisted of unsecured subsidiary indebtedness of $5.0 billion under our senior term loan and our subordinated $900 million loan from Abbott, and unsecured corporate notes of $3.050 billion.  In the third quarter of 2007, we made a prepayment of $1.0 billion against the outstanding principal under our five-year term loan. The prepayment satisfied our first scheduled principal repayment of $650 million in April 2008 and reduced our April 2009 obligation by $350 million.  As a result, the next maturity under our term loan will be in April 2009 for $300 million.

At September 30, 2007 and December 31, 2006, borrowings available under our revolving credit facility totaled $2.0 billion. There were no amounts outstanding under this facility as of September 30, 2007 and December 31, 2006.  In addition, we maintain a $350 million credit and security facility secured by our U.S. trade receivables. During the third quarter of 2007, we extended the maturity of this facility to August 2008 and, in connection with the prepayment of our term loan in the third quarter of 2007, borrowed $250 million against the facility.

Our revolving credit facility and term loan agreement requires that we maintain certain financial covenants. In the third quarter of 2007, we amended this agreement. Among other items, the amendment extends a step-down in the maximum permitted ratio of debt to consolidated EBITDA, as defined by the agreement, as follows:

From:	To:

4.5 times to 3.5 times on March 31, 2008	4.5 times to 4.0 times on March 31, 2009, and

4.0 times to 3.5 times on September 30, 2009

The amendment also provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, of up to $300 million of restructuring charges incurred through June 30, 2009 and up to $500 million of litigation and settlement expenses incurred (net of any litigation or settlement income received) in any period of four fiscal quarters through June 30, 2009, not to exceed $1.0 billion in the aggregate. There was no change in our minimum required ratio of consolidated EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of September 30, 2007, we were in compliance with the required covenants. Exiting the quarter, our ratio of debt to consolidated EBITDA was approximately 3.6 to 1.0 and our ratio of consolidated EBITDA to interest expense was approximately 3.9 to 1.0. Our inability to maintain these covenants could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

During the third quarter of 2007, our credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings were downgraded to BB+, and our credit rating from Moody’s Investor Service was downgraded to Ba1. All of these are non-investment grade ratings and the ratings outlook by all three agencies is currently negative. Credit rating changes may impact our borrowing cost, but do not require the repayment of borrowings. These credit rating changes have not materially increased the cost of our existing borrowings.

NOTE J – COMMITMENTS AND CONTINGENCIES

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

In connection with our acquisition of Guidant, the number of legal claims against us, including product liability, private securities and shareholder derivative claims, significantly increased. Our accrual for legal matters that are probable and estimable was $680 million at September 30, 2007 and $485 million at December 31, 2006, and includes costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the purchase price. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

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

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and SCIMED Life Systems, Inc., our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed a suit for patent infringement against us and SCIMED alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The Court of Appeals remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, we filed an appeal. A hearing on the appeal was held on October 3, 2007, and a decision has not yet been rendered.  Even though it is reasonably possible that we may incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

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

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by Boston Scientific. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by Boston Scientific infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. Trial began on October 9, 2007 and, on October 31, 2007, the jury found that we infringe a patent of Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. We intend to request the judge to overturn the verdict. The jury also found invalid four of our patents, which were infringed by Cordis.

On March 26, 2002, we and Target Therapeutics, Inc., our wholly owned subsidiary, filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systemsand/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 9, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to one of the patents. On July 27, 2007, the Court denied Cordis’ motion.  The Court also modified its claim construction and vacated its earlier summary judgment order finding infringement of the Cordis device.  Summary judgment motions were renewed by both parties and a hearing on these renewed motions is scheduled for December 3, 2007.

On January 13, 2003, Cordis filed suit for patent infringement against us and SCIMED alleging that our Express 2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté™ coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2™, Express 2, Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. We filed a motion to set aside the verdict and enter judgment in our favor as a matter of law. On May 11, 2006, our motion was denied. With respect to our counterclaim, a jury found on July 1, 2005 that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe our patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson filed a motion for reconsideration which was denied on March 27, 2007. On April 17, 2007, Johnson & Johnson filed a second motion to set aside the verdict and enter judgment in its favor as a matter of law or, in the alternative, request a new trial on infringement. That motion was denied and judgment was entered on September 24, 2007. Both parties have filed an appeal.  Even though it is reasonably possible that we will incur a liability associated with this case, we do not believe that a loss is probable or estimable. Therefore, we have not accrued for any losses associated with this case.

On March 13, 2003, we and Boston Scientific Scimed, Inc., filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. We subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes four of our additional patents (Additional Patents). Following the announcement on February 23, 2004 by Guidant Corporation of an agreement with Johnson & Johnson and Cordis to sell the Cypher drug-eluting stent, we amended our complaint to include Guidant and certain of its subsidiaries as co-defendants as to certain patents in suit.  We may replace Abbott Laboratories for Guidant as a party in the suit as a result of Abbott’s purchase of Guidant’s vascular intervention and endovascular solutions businesses.  In March 2005, we filed a stipulated dismissal as to three of the four Additional Patents. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes one of our patents and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson moved for reconsideration of the Court’s decision. A summary judgment hearing as to the remaining patent was held on June 14, 2006. On April 4, 2007, the Court granted summary judgment of non-infringement of the remaining patent and the parties entered a stipulated dismissal as to the claim of that patent on May 11, 2007. A hearing on the reconsideration motion was held on August 10, 2007. On September 24, 2007, the Court denied Cordis’ motion for reconsideration. The Court entered judgment and Cordis has appealed.

On December 24, 2003, we (through our subsidiary Schneider Europe GmbH) filed suit against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents. The suit was filed in the District Court of Brussels, Belgium seeking preliminary cross-border, injunctive and monetary relief and sought an expedited review of the claims by the Court. A separate suit was filed in the District Court of Brussels, Belgium against nine additional Johnson & Johnson subsidiaries. The Belgium Court linked all Johnson & Johnson entities into a single action but dismissed the case for failure to satisfy the requirements for expedited review without commenting on the merits of the claims. On August 5, 2004, we refiled the suit on the merits against the same Johnson & Johnson subsidiaries in the District Court of Brussels, Belgium seeking injunctive and monetary relief for infringement of the same European patent. A hearing was held on September 20 and 21, 2007, and a decision has not yet been rendered. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France and, in January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. We have filed a counterclaim infringement action in Italy and an infringement action in Germany.

On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis’ infringing acts in The Netherlands will be determined at a later date. Cordis appealed the validity and infringement ruling by The Hague Court. A hearing on this appeal was held on November 2, 2006 and a decision was received on March 15, 2007 finding the patent valid but not infringed. We appealed the Court’s decision. A hearing on the appeal is expected during the fourth quarter of 2008.

On September 27, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing was held on September 21, 2007 in Mannheim, Germany, and a decision has not yet been rendered.

On October 15, 2004, our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our German utility models. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing was held on September 21, 2007 in Mannheim, Germany, and a decision has not yet been rendered.

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that we and Abbott tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. We and Guidant filed a motion to dismiss the complaint on November 15, 2006. Johnson & Johnson filed its opposition to the motion on January 9, 2007, and defendants filed their reply on January 31, 2007. A hearing on the motion to dismiss was held on February 28, 2007.  On August 29, 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant.  On October 10, 2007, the Court denied Johnson & Johnson’s motion to reconsider the dismissal of the tortious interference claim against us and Abbott.  A trial date has not yet been scheduled.

On February 1, 2005, we and Angiotech Pharmaceuticals, Inc. filed suit against Conor Medsystems, Inc., a subsidiary of Johnson and Johnson, in The Hague, The Netherlands seeking a declaration that Conor’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. A hearing was held on October 27, 2006, and a decision was rendered on January 17, 2007 in favor of Angiotech and us. The Court granted an injunction against Conor, prohibiting it from selling its paclitaxel-eluting stent in The Netherlands, and also ordered Conor to pay damages. On April 17, 2007, Conor appealed this decision and on July 19, 2007, we filed our defense to Conor’s appeal. On September 5, 2007, the case was dismissed pursuant to a settlement agreement between the parties.

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

On June 22, 2007, we and Boston Scientific Scimed, Inc. filed a suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement by our PROMUS coronary stent system of the patent.  A trial is scheduled to begin on August 3, 2009.

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

Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski Family Ventures LLC are plaintiffs in a patent infringement suit originally filed against St. Jude Medical and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between us and St. Jude Medical, the parties agreed to limit the scope and available remedies of this case. On March 26, 2007, the District Court issued a ruling invalidating the patent.  On April 23, 2007, we appealed the Court’s ruling.

Litigation with Medinol Ltd.

On February 20, 2006, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that the Company’s Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté™ stent system internationally or in the United States, the continued sale of the TAXUS® Liberté™ stent system internationally or the launch of the TAXUS® Liberté™ stent system in the United States. We plan to defend against Medinol’s claims vigorously. The arbitration hearing was held on September 17 through September 21, 2007, and decision is expected during the first quarter of 2008.

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

On January 26, 2007, Medinol filed a Vindication Action against us in the German District Court of Munich, Germany. The complaint alleges, and seeks a ruling, that Medinol be deemed the owner of one of our European patents covering coronary stent designs. On May 31, 2007, we responded to the action, denying Medinol’s allegations that it is owner of the patent. On September 12, 2007, Medinol withdrew its complaint.

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

Other Patent Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, we reached a contingent settlement with Dr. Bonzel involving all but one claim asserted in the complaint. The contingency was satisfied and the settlement is final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against us, certain of our subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. We answered, denying the allegations of the complaint. We filed a motion to dismiss the case, and the case was dismissed with prejudice on November 2, 2004. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. On March 2, 2006, the Federal District Court dismissed the appeal and affirmed the lower court’s decision.  On April 24,

2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law.   On May 11, 2007, we responded to Dr. Bonzel’s counsel’s letter asserting the validity of the 1995 license agreement. On October 5, 2007, Dr. Bonzel filed a complaint against us in Kassel, Germany alleging the 1995 license agreement is invalid under German law and seeking monetary damages.  We have not yet answered the complaint, but intend to vigorously defend against its allegations.

On September 12, 2002, ev3 Inc. filed suit against The Regents of the University of California and a subsidiary of ours in the District Court of The Hague, The Netherlands, seeking a declaration that ev3’s EDC II and VDS embolic coil products do not infringe three patents licensed to us from The Regents. On October 22, 2003, the Court ruled that the ev3 products infringe three patents licensed to us. On December 18, 2003, ev3 appealed the Court’s ruling. A hearing on the appeal has not yet been scheduled. A damages hearing originally scheduled for June 15, 2007 has been postponed and not yet rescheduled. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter. The case will be dismissed upon completion of a definitive settlement agreement.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc., a subsidiary of ev3, and Dendron GmbH alleging that Micro Therapeutics’ Sapphire™ detachable coil delivery systems infringe twelve patents licensed to us and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include us and Target as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, we, as a third-party defendant, filed a motion to dismiss us from the case. On July 9, 2004, the Court granted our motion in part and dismissed us and Target from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent and denied The Regents’ cross-motion for summary judgment of unenforceability. A summary judgment hearing was held on July 31, 2007 relating to the antitrust claim, and on August 22, 2007, the Court granted summary judgment in our favor and dismissed us from the case. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter. The case will be dismissed upon completion of a definitive settlement agreement.

On March 29, 2005, we and our wholly owned subsidiary, Boston Scientific Scimed, Inc., filed suit against ev3 for patent infringement, alleging that ev3's SpideRX™ embolic protection device infringes four U.S. patents owned by us. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 9, 2005, ev3 answered the complaint, denying the allegations, and filed a counterclaim seeking a declaratory judgment of invalidity and unenforceability, and noninfringement of our patents in the suit. On October 28, 2005, ev3 filed its first amended answer and counterclaim alleging that certain of our embolic protection devices infringe a patent owned by ev3. On June 20, 2006, we filed an amended complaint adding a claim of trade secret misappropriation and claiming infringement of two additional U.S. patents owned by us. On June 30, 2006, ev3 filed an amended answer and counterclaim alleging infringement of two additional U.S. patents owned by ev3. A trial has not yet been scheduled. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter.  The case will be dismissed upon completion of a definitive settlement agreement.

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

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Nedizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH.  The suit was filed in Mannheim, Germany.  We answered the complaint, denying the allegations and filed a nullity action against SciCo Tec relating to one of its German patents.  A hearing on the merits in the infringement action is scheduled for February 12, 2008.

In February 2003, Boston Scientific completed its acquisition of Inflow Dynamics, Inc. pursuant to an Agreement and Plan of Merger dated December 2, 2002, among Boston Scientific, Inflow Dynamics, the stockholders of Inflow Dynamics and Eckard Alt, Donald Green and Jerry Griffin, acting in each case solely as members of the Stockholder Representative Committee (the “Merger Agreement”). On September 21, 2006, the Stockholder Representative Committee made a demand for arbitration pursuant to the terms of the Merger Agreement seeking contingent payments with respect to the sales of our Liberté™ stent system and TAXUS Liberté stent system. A hearing was held July 11 and 12, 2007. On September 28, 2007, the arbitration panel found that sales of our Liberte stent system and TAXUS Liberté stent system were not subject to contingent payments under the Merger Agreement, and ordered Inflow Dynamics to reimburse our expenses associated with the arbitration.

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

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006 which was granted by the Court on March 30, 2007. On April 27, 2007, Mississippi Public Employee Retirement System Group appealed the Court’s decision.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in our Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006 which was denied by the Court on August 27, 2007.  A trial has yet been scheduled.

We have been a defendant in two lawsuits involving the TAXUS Express2 paclitaxel-eluting coronary stent system in which the plaintiffs are seeking class certification. On November 16, 2006, Michael Seaburn and Beatriz Seaburn filed suit in the U.S. District Court for the Southern District of Florida on behalf of themselves and a purported class of plaintiffs resident in the United States. This suit was voluntarily dismissed by Plaintiffs on June 6, 2007. On January 23, 2007, Ronald E. and Tammy Coterill filed suit in the U.S. District Court for the District of Idaho on behalf of themselves and a purported class of plaintiffs resident in the state of Idaho or any contiguous state. The complaint seeks certification of class status and also compensatory damages for personal injury, restitution of the purchase price, disgorgement of our profits associated with the sale of TAXUS stent systems, and injunctive relief in the form of medical monitoring. The suit was voluntarily dismissed by Plaintiffs on August 17, 2007.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has approximately 16 suits outstanding, and more suits may be filed. Additionally, Guidant has been notified of over 135 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. The complaints seek damages, including punitive damages.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud.  Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. The lawsuits are virtually identical and proceeding in both state courts. A trial has not yet been scheduled in either case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment regarding Allianz’s duty to defend, finding that Allianz breached its duty to defend 41 ANCURE lawsuits.  On April 19, 2007, Allianz filed a notice of appeal of that ruling. On July 11, 2007, the Illinois court entered a final partial summary judgment ruling in favor of Allianz. Guidant appealed the Court’s ruling on August 9, 2007.

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

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complaint, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Seventh Circuit. A hearing was held on April 10, 2007. In June 2007, the Seventh Circuit vacated the dismissal and remanded the case to the District Court. The Seventh Circuit specifically instructed the District Court to consider potential problems with the Plaintiffs’ ability to prove damages or a breach of fiduciary duty.  In September 2007, we filed a renewed motion to dismiss the complaint for failure to state a claim.  A hearing has not yet been scheduled.

Approximately 75 product liability class action lawsuits and more than 2,200 individual lawsuits involving approximately 5,450 individual plaintiffs are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but 219 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety.  On July 13, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications.  Subject to certain conditions, we will pay a total of $195 million.  The agreement includes approximately 4,900 claims of individuals that have been consolidated in the MDL, as well as an undetermined number, but not all, of additional similar claims throughout the country. To date, Guidant has also been informed of over 3,900 other claims of individuals that may or may not mature into filed suits.

An additional sixteen lawsuits are pending internationally. Nine suits are pending in Canada, six of which are putative class actions and three are individual lawsuits. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the recent product communications. The first state court trial has been scheduled in Minnesota for January 28, 2008.

In 2005, Guidant received requests for information in the form of Civil Investigative Demands (CID) from the attorneys general of Arizona, California, Oregon, Illinois, Vermont and Louisiana. These attorneys general advise that approximately twenty-nine other states and the District of Columbia are cooperating in these CID demands. The CIDs pertain to whether Guidant violated any applicable state laws, primarily state

consumer protection laws, in connection with the sale and promotion of certain of its implantable defibrillators.   On August 30, 2007, we announced settlement of the CIDs of 35 states and the District of Columbia related to certain of our products.    Under the terms of the settlement, our subsidiaries will pay a total of $16.75 million and admit no liability. We also agreed under the terms of the settlement to extend the supplemental warranty program for the devices subject to the investigations for an additional six months and reaffirmed our commitment to implement changes recommended by the Independent  Panel commissioned by Guidant in 2005 such as appointing a Patient Safety Officer, implementing a Patient Safety Advisory Board and enhancing product performance communication to customers and patients.

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

Sixty-nine former employees filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC) alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in the fall of 2004 as part of a reduction in force. In September 2006, the EEOC found probable cause to support the allegations in the charges pending before it. Separately, in April 2006, sixty-one of these former employees also sued Guidant in federal district court for the District of Minnesota, again alleging that Guidant discriminated against the former employees on the basis of their age when it terminated their employment in the Fall of 2004 as part of a reduction in force. All but one of the plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties conducted discovery in the Fall of 2006 regarding the issue of the validity of those releases and have since filed cross motions for summary judgment on this issue. A hearing on the summary judgment motions was held on February 21, 2007, and on April 4, 2007, the Court issued a decision in which it held that the releases did not bar the plaintiffs from pursuing their claims of age discrimination against Guidant. On April 30, 2007, Guidant moved the District Court for permission to appeal this decision to the United States Court of Appeals for the Eighth Circuit but on July 18, 2007, the Eighth Circuit Court of Appeals declined to accept our appeal. Counsel for the plaintiffs voluntarily dismissed two of their clients from the case, leaving a total of fifty-nine individual plaintiffs, and have moved the District Court for preliminary certification of the matter as a class action.  On September 28, 2007, the Court granted plaintiffs’ motion for preliminary certification of their proposed class.  Discovery is on-going and the deadline for any additional motions for summary judgment is May 1, 2009.  The case is to be ready for trial on August 1, 2009.

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

Guidant or its affiliates are defendants in four separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s voluntary field actions. Two of these actions were pending in the multi-district litigation in the federal district court in Minnesota (MDL) as part of a single `master complaint,’ filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant. Guidant moved to dismiss the MDL TPP claims in the master complaint for lack of standing and for failure to state a claim.  A hearing was held on March 6, 2007, and on April 16, 2007, the MDL Court granted Guidant’s motion to dismiss, dismissing the claims of both TPP plaintiffs in the MDL.  While most of the claims were dismissed with prejudice, the subrogation claims brought by the TPP plaintiffs were dismissed without prejudice and may later be reasserted. The TPP plaintiffs have filed an appeal of that ruling in the Eighth Circuit which was dismissed for lack of jurisdiction. Plaintiffs have subsequently filed a motion in the District Court for certification of the Eight Circuit’s dismissal. We have opposed the Plaintiffs motion for certification.

The other two TPP actions are pending in state court in Minnesota, and are part of the coordinated state court proceeding ordered by the Minnesota Supreme Court. The plaintiffs in one of these cases are a number of Blue Cross & Blue Shield plans, while the plaintiffs in the other case are a national health insurer and its affiliates. The complaints in these cases were served on Guidant on May 18 and June 25, 2006, respectively. Guidant has moved to dismiss both cases. A hearing was held on June 18, 2007, and a decision has not yet been rendered.

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

On July 17, 2006, Carla Woods and Jeffrey Goldberg, as Trustees of the Bionics Trust and Stockholders’ Representative, filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we breached the Agreement and Plan of Merger among us, Advanced Bionics Corporation, the Bionics Trust, Alfred E. Mann, Jeffrey H. Greiner, and David MacCallum, collectively in their capacity as Stockholders’ Representative, and others dated May 28, 2004 (the Merger Agreement) or, alternatively, the covenant of good faith and fair dealing. The complaint seeks injunctive and other relief. On February 20, 2007, the district court entered a preliminary injunction prohibiting us from taking certain actions until we complete specific actions described in the Merger Agreement. We appealed the preliminary injunction order on March 16, 2007. On April 17, 2007, the District Court issued a permanent injunction.  On May 7, 2007, we appealed the permanent injunction order. A hearing on the appeal was held on July 13, 2007. On August 24, 2007, the U.S. Court of Appeals for the Second Circuit affirmed the order of the District Court in part and vacated the order in part. In connection with an amendment to the Merger Agreement and the execution of related agreements in August 2007, the parties agreed to a resolution to this litigation contingent upon the closing of the Amendment and related agreements.

On January 16, 2007, the French Conseil de la Concurrence (one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant had agreed with the four other main suppliers of ICDs in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen University Hospital Centers in France. This alleged collusion is said to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. Guidant France filed a response to the Statement of Objections on March 29, 2007. On June 25, 2007, a further report was issued addressing the defendants’ response and recommending that the Conseil pursue the alleged violation of competition law. Guidant France filed its full defense with the Conseil in August, 2007. A hearing before the Conseil was held on October 11, 2007.  A decision is expected in late November 2007.

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

In August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our our abdominal aortic aneurysm (AAA) stent-graft program acquired from TriVascular, Inc. We are taking corrective action and are cooperating with the FDA’s request for documentation on two U.S. clinical trials related to the AAA device dating back to 2004. We terminated the TriVascular AAA program in 2006 and do not believe the recent warning letter will have an impact on the timing of the resolution of our corporate warning letter.

NOTE K – INCOME TAXES

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	(5)%	(49)%	44%
Impact of certain charges*	(18)%	(72)%	54%

	Nine Months Ended September 30,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	237%	(4)%	241%
Impact of certain charges*	219%	(27)%	246%

*These charges are taxed at different rates than our effective tax rate.

The differences in our reported tax rate for the third quarter of 2007 and the first nine months of 2007 as compared to the same periods in the prior year related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2007, these charges included purchased in-process research and development and goodwill writedowns not deductible for tax purposes, as well as discrete items associated with resolution of various tax matters and changes in estimates for tax benefits claimed related to prior periods.  In 2006, these charges included in-process research and development associated with the acquisition of Guidant; a charge to step-up the value of acquired inventory sold during the quarter; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and the net reserve increase resulting from tax audit settlements and new tax reserve items that originated in the quarter. In addition, our projected annual effective tax rate for 2007 decreased by approximately five percentage points as compared to the prior year, due primarily to our decision at the end of 2006 to indefinitely reinvest earnings in foreign operations in order to repay debt obligations associated with the Guidant acquisition, additional foreign tax credits, and changes in the geographic mix of our revenues.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized an approximately $128 million increase in our liability for unrecognized tax benefits. Approximately $28 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant which we recorded as an increase to goodwill in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate.  At September 30, 2007, we had $1.114 billion of gross unrecognized tax benefits, $358 million of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.   Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001.

During the first nine months of 2007, we settled several audits, obtained an Advance Pricing Agreement between the U.S. and Japan, and received a favorable appellate court decision on a previously outstanding Japan matter with respect to the 1995 to 1998 tax periods. As a result of the settlement of these matters, we decreased our reserve for uncertain tax positions, net of payments, by $67 million, inclusive of $16 million of interest and penalties.  Of this amount, we treated $53 million as a reduction in goodwill in accordance with Issue No. 93-7, and we recorded the remaining $14 million to earnings. It is reasonably possible that within the next twelve months we will resolve multiple issues with taxing authorities, including matters presently under consideration at IRS Appeals related to Guidant’s acquisition of Intermedics, Inc., in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $105 million.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense.  We had $221 million accrued for interest and penalties at adoption of Interpretation No. 48 and $258 million at September 30, 2007. The total amount of interest and penalties recognized in the unaudited condensed consolidated statements of operations was $21 million for the third quarter of 2007 and $53 million for the first nine months of 2007.

NOTE L – SEGMENT REPORTING

We have four reportable operating segments based on geographic regions: the United States, Europe, Asia Pacific and Inter-Continental. In the third quarter of 2007, we revised our reportable segments to reflect the way we currently manage and view our business. We combined certain countries that were previously part of our Inter-Continental region with Japan to form a new Asia Pacific region. There were no material changes to the composition of our Europe or United States segments. Each of our reportable segments generates revenues from the sale of medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. This segment income excludes certain corporate and manufacturing expenses associated with divisions that do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, acquisition- and divestiture-related and restructuring charges, as well as amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net (loss) income and are included in the reconciliation below.

Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. We have restated the segment information for 2006 net sales and operating results based on our standard foreign exchange rates used for 2007. In addition, we have reclassified previously reported 2006 segment results to be consistent with the 2007 presentation. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. We base enterprise-wide information on actual foreign exchange rates used in our unaudited condensed consolidated financial statements. A reconciliation of the totals reported for the reportable segments to the applicable line items in our unaudited condensed consolidated financial statements is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006

Net sales

United States	$1,207	$1,273	$3,697	$3,579
Europe	373	385	1,212	1,131
Asia Pacific	312	243	862	696
Inter-Continental	103	111	311	332
Net sales allocated to reportable segments	$1,995	$2,012	$6,082	$5,738

Foreign exchange	53	14	122	18
	$2,048	$2,026	$6,204	$5,756

(Loss) income before income taxes

United States	$315	$394	$1,016	$1,301
Europe	185	190	601	582
Asia Pacific	186	124	492	362
Inter-Continental	47	52	140	161
Operating income allocated to reportable segments	$733	$760	$2,249	$2,406

Manufacturing operations	(159)	(157)	(477)	(397)
Corporate expenses and foreign exchange	(129)	(121)	(431)	(386)
Acquisition- and divestiture-related charges	(437)	(134)	(458)	(4,500)
Amortization expense	(155)	(153)	(467)	(356)
	(147)	195	416	(3,233)
Other expense	(112)	(144)	(389)	(471)
	$(259)	$51	$27	$(3,704)

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. Statement No. 159 also establishes additional disclosure requirements for these items stated at fair value. Statement No. 159 is effective for our 2008 fiscal year, with early adoption permitted, provided that we also adopt Statement No. 157, Fair Value Measurements. We are in the process of determining the effect of adoption of Statement No. 159, but we do not believe such adoption will materially impact our future results of operations or financial position.

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

NOTE N – SUBSEQUENT EVENTS

In August 2007, we announced our intent to explore the joint sale of our Cardiac Surgery and Vascular Surgery businesses.  In November 2007, we entered a definitive agreement to sell these businesses for a cash price of approximately $750 million. We expect the transaction to close late in the fourth quarter of 2007 or in the first quarter of 2008, subject to regulatory approvals and customary conditions.  We acquired the Cardiac Surgery business in April 2006 as part of the Guidant transaction, and acquired the Vascular Surgery business in 1995.  The net assets of the Cardiac Surgery and Vascular Surgery businesses were approximately $750 million as of September 30, 2007, and are comprised primarily of intangible assets.

In October 2007, our Board of Directors approved, and we committed to, an expense and workforce reduction plan, which will result in the elimination of approximately 2,300 positions worldwide. We will provide affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Activities under the plan will be initiated in the fourth quarter of 2007 and are expected to be substantially completed worldwide by the end of 2008. The plan includes the restructuring of several business units and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model. We expect that the plan will result in total pre-tax expenses of approximately $450 million to $475 million, of which $275 million to $300 million will be recorded in the fourth quarter of 2007 and the remainder recorded throughout 2008 and into 2009. The fourth quarter expenses relate primarily to termination benefits recorded pursuant to FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and asset write-offs.  We estimate asset write-offs in the fourth quarter will be approximately $40 million.  These write-offs relate primarily to intangible assets and fixed assets that are not recoverable following our decision in October 2007 to (i) commit to the expense and workforce reduction plan, including the elimination, suspension or reduction of spending on certain R&D projects, and (ii) restructure several businesses.  We expect approximately $400 million to $425 million of these expenses to result in cash outlays, with the remainder being non-cash expenses. We will record these expenses primarily as restructuring charges with a portion recorded through other lines within our consolidated statements of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. We accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through our strategic acquisitions and alliances. The growth and success of our organization is dependent upon the shared values of our people. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.” This personal commitment connects our people with the vision and mission of Boston Scientific.

Our operating results for the nine months ended September 30, 2007 include the full nine-month results of our Cardiac Rhythm Management (CRM) and Cardiac Surgery businesses that we acquired as part of Guidant Corporation on April 21, 2006. Our operating results for the nine months ended September 30, 2006 include the results of CRM and Cardiac Surgery beginning on the date of acquisition.

Financial Summary

Three Months Ended September 30, 2007 and 2006

Our net sales for the third quarter of 2007 increased to $2.048 billion from $2.026 billion for the third quarter of 2006, an increase of one percent. Our reported net loss for the third quarter of 2007 was $272 million, or $0.18 per diluted share, as compared to net income of $76 million, or $0.05 per diluted share, for the third quarter of 2006.

Our reported results for the third quarter of 2007 included acquisition- and divestiture-related charges (after-tax) of $435 million, or $0.29 per share, consisting primarily of a loss of approximately $352 million attributable principally to the writedown of goodwill in connection with the anticipated sale of our auditory and drug pump businesses, expected to close in January 2008; $75 million of in-process research and development acquired from Remon Medical Technologies, Inc. during the quarter; and $8 million of Guidant integration costs.

Our reported results for the third quarter of 2006 included acquisition-related charges (after-tax) of $77 million, or $0.05 per share, consisting of $59 million associated with the step-up value of acquired Guidant inventory sold during the quarter, and $18 million in other Guidant acquisition-related costs, including a CRM technology offering charge, a fair value adjustment to the sharing of proceeds feature of the Abbott Laboratories stock purchase and integration costs.

Nine Months Ended September 30, 2007 and 2006

Our net sales for the first nine months of 2007 increased to $6.204 billion from $5.756 billion for the first nine months of 2006, an increase of eight percent. The increase in net sales is attributable primarily to the inclusion of net sales from our CRM and Cardiac Surgery divisions for nine months in 2007, whereas the results for these divisions were included only following the April 21, 2006 acquisition date in 2006. Our reported net loss for the first nine months of 2007 was $37 million, or $0.02 per diluted share, as compared to $3.854 billion, or $3.19 per diluted share, for the first nine months of 2006.

Our reported results for the first nine months of 2007 included acquisition- and divestiture-related charges (after-tax) of $456 million, or $0.30 per share, consisting primarily of: a loss of approximately $352 million attributable principally to the writedown of goodwill in connection with the anticipated sale of our auditory and drug pump businesses, $71 million of in-process research and development, and $33 million in other Guidant acquisition-related costs including integration costs and a fair value adjustment to the sharing of proceeds feature of the Abbott Laboratories stock purchase.

Our reported results for the first nine months of 2006 included acquisition-related charges (after-tax) of $4.566 billion, or $3.77 per share, consisting primarily of: $4.483 billion in expenses resulting from purchase accounting associated principally with in-process research and development obtained as part of the Guidant acquisition and the step-up value of acquired inventory sold; $114 million in other Guidant acquisition-related costs, including a fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase, a CRM technology offering charge and integration costs; and a $31 million credit resulting primarily from the reversal of acquisition-related obligations following the cancellation of the abdominal aortic aneurysm (AAA) stent-graft program that we obtained as part of our 2005 acquisition of TriVascular, Inc.

Outlook

Coronary Stent Business

Coronary stent revenue represented approximately 25 percent of our consolidated net sales during the third quarter of 2007. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2007, as compared to approximately $6.0 billion in 2006, and estimate that drug-eluting stents will represent approximately 80 percent of the dollar value of worldwide coronary stent market sales in 2007, as compared to 90 percent for 2006. Market size is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed; the number of devices used per procedure; average drug-eluting stent selling prices; and the drug-eluting stent penetration rate, or a measure of the mix between bare metal and drug-eluting stents used across procedures. Uncertainty regarding the efficacy of drug-eluting stents, as well as the increased perceived risk of late stent thrombosis following the use of drug-eluting stents has contributed to a decline in the worldwide coronary stent market size. However, recent data addressing this risk and supporting the safety of drug-eluting stent systems could positively affect the number of PCI procedures performed and penetration rates, as referring cardiologists regain confidence in this technology. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

The following are the components of our worldwide coronary stent system sales:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(in millions)	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$240	$208	$448	$384	$188	$572
Bare metal	28	31	59	13	22	35

	$268	$239	$507	$397	$210	$607

The decline in U.S. sales of our drug-eluting stent systems for the third quarter of 2007, as compared to the same period in the prior year, was due to a decline in market size. For the third quarter of 2007, the percentage of drug-eluting stents used in U.S. interventional procedures was approximately 63 percent, as compared to approximately 85 percent for the third quarter of 2006. In addition, decreases in general PCI procedural volume, following the release of certain clinical data, contributed to an overall reduction in the U.S. coronary stent market size. We estimate that the number of PCI procedures performed in the U.S. in the third quarter of 2007 decreased 11 percent, as compared to the same period in the prior year. Despite the decrease in the size of the U.S. drug-eluting stent market, we remain the market leader with 56 percent market share for the third quarter of 2007, a sequential increase of two percentage points over the second quarter of 2007. However, until the U.S. drug-eluting stent market stabilizes, we expect that there will be continued pressure on our sales. In addition, our TAXUS® Express2 paclitaxel-eluting coronary stent system is currently one of only two drug-eluting systems available for sale in the U.S. market. We expect that our share of the drug-eluting stent market, as well as unit prices, will be adversely impacted as additional competitors enter this market, which could occur as early as the fourth quarter of 2007.

The increase in sales of drug-eluting stent systems in our International markets was due primarily to the successful launch of our TAXUS Express2 drug-eluting stent system in Japan in May 2007, following the receipt of regulatory and reimbursement approval. We estimate the Japan market size for drug-eluting stents will approximate $500 million in 2007.  For the third quarter of 2007, we generated $67 million of TAXUS stent system sales in Japan and achieved average market share of approximately 62 percent for the quarter, and approximately 59 percent for the month of September. We believe that our market share could continue to settle in Japan during the fourth quarter of 2007, which may negatively impact our revenues and market share. The increase of sales in Japan was offset partially by declines in sales of drug-eluting stent systems in our other International markets, due to a reduction in average selling prices and our market share as a result of having numerous competitors in these markets. We believe that this competitive pressure will persist, which may continue to negatively impact our revenues and market share in these geographies. In addition, net sales in these regions were negatively impacted by declines in market size as a result of decreases in drug-eluting stent penetration rates and decreased PCI procedural volume, as compared to the same period in the prior year, driven primarily by continuing uncertainty regarding the perceived risk of late stent thrombosis following the use of drug-eluting stents. We expect that penetration rates in these markets will remain relatively stable during the remainder of 2007.

The worldwide coronary stent market has historically been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data, from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market. However, we believe that we can maintain a leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	the broad and consistent long-term results of our TAXUS clinical trials, including up to five years of clinical follow up;

•	the performance benefits of our current technology;

•
the strength of our pipeline of drug-eluting stent products, including opportunities to expand indications for use through FDA review of existing and additional randomized trial data in extended use subsets;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	our sales, clinical, marketing and manufacturing capabilities; and

•	our second drug-eluting stent platform (the PROMUS™ everolimus-eluting coronary stent system) obtained as a result of the Guidant acquisition.

However, a further decline in revenues from our drug-eluting stent systems could continue to have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting coronary stent market and our position within this market include:

•	the entry of additional competitors into the market;

•	physician and patient confidence in our technology and attitudes toward drug-eluting stents, including expected abatement of prior concerns regarding the risk of late stent thrombosis;

•
drug-eluting stent penetration rates, the average number of stents used per procedure, the overall number of PCI procedures performed, and declines in average selling prices of drug-eluting stent systems;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcomes of intellectual property litigation;

•
our ability to launch next-generation products and technology features, including our TAXUS LibertéTM paclitaxel-eluting coronary stent system and our PROMUS drug-eluting stent system, in the U.S. market;

•	our ability to retain key members of our sales force; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of compliance.

Prior to our acquisition of Guidant, Abbott acquired Guidant’s vascular intervention and endovascular solutions businesses and agreed to share the drug-eluting technology it acquired from Guidant with us, including the XIENCE™ V everolimus-eluting coronary stent system. In October 2006, we received CE mark approval to begin marketing the PROMUS everolimus-eluting coronary stent system, which is a private-labeled XIENCE V drug-eluting stent system supplied to us by Abbott. During the fourth quarter of 2006, we initiated a limited launch of the PROMUS stent system in certain European countries and, during the first nine months of 2007, expanded our launch in Europe, as well as key countries in other regions. In those markets, our strategy is to maximize aggregate share and minimize TAXUS stent system erosion with our dual drug platform. In June, Abbott submitted the final module of a pre-market approval (PMA) application to the FDA seeking approval in the U.S. for both XIENCE and PROMUS stent systems. An FDA advisory panel meeting is scheduled for November 29, 2007 to review Abbott’s PMA submission. Upon approval, which Abbott is expecting in the first half of 2008, we plan to launch the PROMUS stent system in the U.S., simultaneously with Abbott’s launch of XIENCE. Under the terms of our supply arrangement with Abbott, the profit margin of a PROMUS stent system is significantly lower than that of our TAXUS stent system. Therefore, an increase in PROMUS stent system revenue relative to our total drug-eluting stent revenue could have a negative impact on our profit margins. In addition, we will incur incremental costs and expend incremental resources in order to develop and commercialize additional products utilizing the Guidant drug-eluting stent system technology and to support the launch of our internally developed and manufactured everolimus-eluting stent system in the future. We expect that our internally developed everolimus-eluting stent system will have profit margins more comparable to our TAXUS stent system. See the Purchased Research and Development section below for further discussion of our product pipeline.

CRM Business

CRM revenue represented approximately 25 percent of our consolidated net sales for the third quarter of 2007. We estimate that the worldwide CRM market will approximate $10.0 billion in 2007, as compared to approximately $9.5 billion in 2006, and estimate that U.S. implantable cardioverter defibrillator (ICD) sales will represent approximately 40 percent of the worldwide CRM market in 2007, as it did in 2006.

The following are the components of our worldwide CRM sales:

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(in millions)	U.S.	International	Total	U.S.	International	Total
ICDs	$261	$111	$372	$221	$94	$315
Pacemakers	82	63	145	75	56	131

	$343	$174	$517	$296	$150	$446

Our worldwide CRM sales increased by 16 percent for the third quarter of 2007, as compared to the third quarter of 2006, due primarily to increased ICD sales. Our third quarter U.S. sales of ICDs increased 18 percent, as compared to the same period in the prior year, due primarily to an increase in our market share. Our third quarter international sales of ICDs also increased 18 percent, as compared to the same period in the prior year, due primarily to an increase in the size of the market. However, our net sales and market share in Japan were negatively impacted by the recent decision made by our CRM distributor in that country to no longer distribute our CRM products. As a result, we intend to move to a direct sales model in Japan and, until we fully implement this model, our net sales and market share in Japan may continue to be negatively impacted. In addition, a recent field action initiated by one of our competitors may have an adverse impact on the overall size of the worldwide CRM market and our CRM sales, which may be partially offset by increased market share.

We expect that growth rates in the worldwide CRM market will improve over time; however, there can be no assurance that these markets will return to their historical growth rates or that we will be able to increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to re-establish the trust and confidence of the implanting community, the referring community and prospective patients in our technology;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	our ability to retain key members of our sales force;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to launch next-generation products and technology features in a timely manner;

•	new competitive launches;

•	declines in average selling prices and the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter issued to Guidant in December 2005 and all associated restrictions were removed. The reinspections included an assessment of our implementation of quality system improvements and the FDA inspectors noted no additional observations during their reinspections. We believe the FDA’s decision represents a major milestone in the ongoing recovery of our CRM business, and is a crucial element in our ongoing efforts to rebuild trust and restore confidence in our CRM product offerings, and has allowed us to resume our new product cadence. Following the resolution of the warning letter, we received various FDA approvals that had been pending and have since launched several products using Guidant technology.

Regulatory Compliance

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. During 2005, in order to strengthen our corporate-wide quality controls, we launched Project Horizon, which has resulted in significant incremental spending on and the reallocation of internal employee and management resources to quality initiatives. It also has resulted in adjustments to the launch schedules of certain products and the decision to discontinue certain other product lines over time.

We believe we have identified solutions to the quality system issues cited by the FDA and continue to make progress in transitioning our organization to implement those solutions. We communicate frequently and meet regularly with the FDA to apprise them of our progress. We engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We completed substantially all of these third-party audits in the third quarter of 2007 and provided results to the FDA. We are planning to meet with the FDA during the fourth quarter to discuss our readiness and a plan for the reinspection of our facilities.

In August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our TriVascular AAA program. We are taking corrective action and are cooperating with the FDA’s request for documentation on two U.S. clinical trials related to the AAA device dating back to 2004. We terminated the TriVascular AAA program in 2006 and do not believe the recent warning letter will have an impact on the timing of the resolution of our corporate warning letter.

There can be no assurances regarding the length of time or cost it will take us to resolve these quality issues to our satisfaction and to the satisfaction of the FDA. Our inability to resolve these quality issues in a timely manner may further delay product launch schedules, including the U.S. launch of our TAXUS Liberté stent system, which may weaken our competitive position in the market. If our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions against us, including, but not limited to: seizing our product inventory, obtaining a court injunction against further marketing of our products, issuing a consent decree or assessing civil monetary penalties.

In addition, the FDA has informed manufacturers of new requirements for clinical trial data for PMA applications and post-market surveillance studies for drug-eluting stent products, which could affect our new product launch schedules and increase the cost of compliance.

Strategic Initiatives

In October 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses, the potential sale of several business units, as well as substantial expense and head count reductions. Our goal is to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development projects, capital and our people that are essential to our long-term success. We expect these initiatives to help provide better focus on our core businesses and priorities, which will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. Our plan is to reduce research and development (R&D) and selling, general, and administrative (SG&A) expenses by $475 million to $525 million, including expense reductions associated with potential divestitures. This range represents the annualized run rate amount of reductions we expect to achieve as we exit 2008, as the implementation of these initiatives will take place throughout the year; however, we expect to realize the majority of these savings in 2008. In addition, we expect to reduce our R&D and SG&A expenses by an additional $25 million to $50 million in 2009.  Our estimate of our 2007 net sales associated with potential divestitures is approximately $550 million, including revenues from our auditory business expected to be sold in January 2008.

Restructuring

In October 2007, our Board of Directors approved, and we committed to, an expense and workforce reduction plan, which is expected to result in the elimination of approximately 2,300 positions worldwide. We will provide affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as a part of our initiatives to enhance short- and long-term shareholder value. Activities under the plan will be initiated in the fourth quarter of 2007 and are expected to be substantially completed worldwide by the end of 2008. The plan includes the restructuring of several business units and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model. We expect that the plan will result in total pre-tax expenses of approximately $450 million to $475 million, of which $275 million to $300 million will be recorded in the fourth quarter of 2007 and the remainder recorded throughout 2008 and into 2009. We expect approximately $400 million to $425 million of these expenses to result in future cash outlays, with the remainder being non-cash expenses. We will record these expenses primarily as restructuring charges, with a portion recorded through other lines within our consolidated statements of operations.  Refer to Note N – Subsequent Events to our unaudited condensed, consolidated financial statements contained in this Quarterly Report for more information on our restructuring plan.

Divestitures

In August 2007, we entered a definitive agreement to sell a controlling interest in our auditory business and drug pump development program, acquired from our 2004 acquisition of Advanced Bionics Corporation, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate payment of $150 million. The sale is expected to close in January 2008, and is subject to customary closing conditions, including regulatory approvals. The former shareholders of Advanced Bionics approved the sale in September 2007. In the third quarter of 2007, we recorded a loss of approximately $352 million, attributable primarily to the writedown of goodwill associated with the anticipated sale. Refer to Note C –

Advanced Bionics Transactions to our unaudited condensed consolidated financial statements contained in this Quarterly Report for more information on the transaction.

In August 2007, we announced our intent to explore the joint sale of our Cardiac Surgery and Vascular Surgery businesses. In November 2007, we entered a definitive agreement to sell these businesses for a cash price of approximately $750 million. We expect the transaction to close late in the fourth quarter of 2007 or in the first quarter of 2008, subject to regulatory approvals and customary conditions.  Refer to Note N – Subsequent Events to our unaudited condensed consolidated financial statements contained in this Quarterly Report for more information regarding the sale.

In July 2007, we announced our intent to explore the sale of our fluid management business, formerly North American Medical Instruments Corporation. Our Venous Access franchise, which is currently part of our Oncology business, will be combined with the fluid management business and will be included as a part of the explored sale. We are in the early stages of discussions with several potential acquirers for these divestitures and expect the exploration process to take a number of months.

On March 12, 2007, we announced our intent to explore the benefits that could be gained from operating our Endosurgery group as a separately traded public company that would become a majority-owned subsidiary of Boston Scientific. In July 2007, we completed our exploration of an IPO of a minority interest in our Endosurgery group and determined that the group will remain wholly owned by Boston Scientific.

Monetizing of Investments

During the second quarter of 2007, we announced our decision to monetize the majority of our investment portfolio in order to eliminate investments determined to be non-strategic. During the third quarter of 2007, we monetized several of our investments in, and notes receivable from, certain public and private companies, and received gross proceeds of approximately $100 million. We plan to monetize the majority of our remaining investments over the next several quarters. Refer to Note D – Investments to our unaudited condensed consolidated financial statements contained in this Quarterly Report for more information on our investment portfolio activity.  We believe that the fair value of our individual investments equals or exceeds their carrying values as of September 30, 2007; however, we could recognize losses as we monetize these investments depending on the market conditions for these investments at the time of sale and ultimate proceeds we may receive.

Quarterly Results

Net Sales

The following table provides our net sales by region and the relative change on an as reported and constant currency basis. In the third quarter of 2007, we revised our reportable segments to reflect the way we currently manage and view our business. We combined certain countries previously part of our Inter-Continental region with Japan to form a new Asia Pacific region. There were no material changes to the composition of our Europe or United States regions. We have reclassified previously reported 2006 segment results to be consistent with the 2007 presentation.

	Three Months Ended		Change
	September 30,		As Reported	Constant
			Currency	Currency
(in millions)	2007	2006	Basis	Basis

United States	$1,207	$1,273	(5%)	(5%)

Europe	418	400	4%	(3%)
Asia Pacific	311	239	30%	29%
Inter-Continental	112	114	(1%)	(7%)
International	841	753	12%	7%
	$2,048	$2,026	1%	(1%)

	Nine Months Ended		Change
	September 30,		As Reported	Constant
			Currency	Currency
(in millions)	2007	2006	Basis	Basis

United States	$3,697	$3,579	3%	3%

Europe	1,327	1,150	15%	7%
Asia Pacific	850	686	24%	24%
Inter-Continental	330	341	(3%)	(6%)
International	2,507	2,177	15%	10%
	$6,204	$5,756	8%	6%

The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis:

	Three Months Ended		Change
	September 30,		As Reported	Constant
			Currency	Currency
(in millions)	2007	2006	Basis	Basis

Interventional Cardiology	$762	$868	(12%)	(13%)
Peripheral Interventions/ Vascular Surgery	154	154	0%	3%
Electrophysiology	36	32	10%	9%
Neurovascular	81	81	1%	(2%)
Cardiac Surgery	47	45	2%	2%
Cardiac Rhythm Management	517	446	16%	13%
Cardiovascular	1,597	1,626	(2%)	4%

Oncology	58	60	(2%)	(4%)
Endoscopy	212	187	13%	9%
Urology	100	93	8%	6%
Endosurgery	370	340	9%	6%

Neuromodulation	81	60	36%	34%
	$2,048	$2,026	1%	(1%)

	Nine Months Ended		Change
	September 30,		As Reported	Constant
			Currency	Currency
(in millions)	2007	2006	Basis	Basis

Interventional Cardiology	$2,332	$2,781	(16%)	(17%)
Peripheral Interventions/ Vascular Surgery	468	506	(8%)	(10%)
Electrophysiology	109	99	9%	8%
Neurovascular	260	243	7%	5%
Cardiac Surgery	144	83	72%	72%
Cardiac Rhythm Management	1,580	882	79%	76%
Cardiovascular	4,893	4,594	6%	5%

Oncology	173	166	4%	3%
Endoscopy	620	556	11%	9%
Urology	295	273	8%	7%
Endosurgery	1,088	995	9%	7%

Neuromodulation	223	167	34%	32%
	$6,204	$5,756	8%	6%

We manage our international operating regions and divisions on a constant currency basis, while we manage market risk from currency exchange rate changes at the corporate level. To calculate regional and divisional revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant currency exchange rates. Growth rates in the tables above are based on actual, non-rounded amounts and, therefore, may not recalculate precisely.

U.S. Net Sales

During the third quarter of 2007, our U.S. net sales decreased by $66 million, or five percent, as compared to the third quarter of 2006. The decrease related primarily to the decline in U.S. net sales of our drug-eluting coronary stent systems by $144 million for the third quarter of 2007, as compared to the same period in the prior year, principally as a result of an overall decrease in the U.S. drug-eluting stent market size. See the Outlook section above for a more detailed discussion of the drug-eluting stent market and our position within that market. Offsetting this decrease was sales growth of $47 million from our CRM division, $13 million from our Endosurgery divisions and $17 million from our Neuromodulation division.

During the first nine months of 2007, our U.S. net sales increased by $118 million, or three percent, as compared to the same period in the prior year. The increase related primarily to increases in U.S. CRM and Cardiac Surgery division sales of $493 million due to the inclusion of a full period of operations in our consolidated results in 2007, as well as year-over-year sales growth of $45 million each from our Endosurgery and Neuromodulation divisions. Offsetting these increases were declines in U.S. net sales of our drug-eluting coronary stent systems by $450 million for the first nine months of 2007, as compared to the same period in the prior year, due primarily to declines in U.S. market size.

International Net Sales

During the third quarter of 2007, our international net sales increased by $88 million, or 12 percent, as compared to the third quarter of 2006. The increase was due primarily to an increase in net sales in our Asia Pacific region of $72 million, resulting principally from the May 2007 launch of our TAXUS Express2 coronary stent system in Japan. See the Outlook section above for a more detailed discussion of the international drug-eluting stent markets and our position within those markets. In addition, the favorable impact of foreign currency fluctuations contributed $39 million to our sales growth for the third quarter of 2007, as compared to the third quarter of 2006.

During the first nine months of 2007, our international net sales increased by $330 million, or 15 percent, as compared to the same period in the prior year. The increase related primarily to the increase in net sales from our CRM and Cardiac Surgery divisions by $266 million, as compared to the first nine months of 2006, due to the inclusion of a full period of operations in our consolidated results in 2007. In addition, net sales of our drug-eluting stent systems in our Asia Pacific region increased $79 million as compared to the same period in the prior year, due primarily to the May 2007 launch of our TAXUS Express2 coronary stent system in Japan. Further, international sales from our Endosurgery divisions increased $48 million, as compared to the same period in the prior year. Offsetting these increases were declines in net sales of our drug-eluting stent systems in our Europe and Inter-Continental markets by $126 million for the first nine months of 2007, as compared to the same period in the prior year, due primarily to market share declines in these regions associated with several new competitors having launched drug-eluting stent products in these markets, as well as an overall decline in the size of the drug-eluting stent market. In addition, the favorable impact of foreign currency fluctuations contributed $104 million to our sales growth for the first nine months of 2007, as compared to the same period in the prior year.

Gross Profit

For the third quarter of 2007, our gross profit was $1.473 billion, as compared to $1.396 billion for the same period in the prior year. As a percentage of net sales, our gross profit increased to 71.9 percent, as compared to 68.9 percent for the third quarter of 2006. For the first nine months of 2007, our gross profit was $4.498 billion, as compared to $4.075 billion for the same period in the prior year. As a percentage of net sales, our gross profit increased to 72.5 percent, as compared to 70.8 percent for the first nine months of 2006. The following is a reconciliation of our gross profit and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit - period ended September 30, 2006	68.9%	70.8%
Inventory step-up charge in 2006	4.6%	4.8%
CRM offering charge in 2006	1.5%	0.5%
Impact of lower production volumes	-1.5%	-0.9%
Shifts in product mix	-1.4%	-1.2%
Impact of foreign currency rates	-0.3%	-0.2%
Impact of period expenses	0.1%	-1.3%
Gross profit - period ended September 30, 2007	71.9%	72.5%

Included in cost of products sold for 2006 is an adjustment representing the step-up value of acquired Guidant inventory sold during the period of $94 million for the third quarter and $279 million for the first nine months. As of September 30, 2007, we had no step-up value remaining in inventory. In addition, cost of products sold includes $31 million for the three and nine months ended September 30, 2006 representing a CRM technology offering charge associated with making our LATITUDE® Patient Management System available to most of our existing CRM patients without additional charge. Factors contributing to a shift in product mix towards lower margin products include a decrease in sales of our higher margin TAXUS drug-eluting stent system and an increase in sales of CRM products, which generally have lower gross profit margins.  In addition, we have manufactured lower volumes of certain of our products, including our CRM and drug-eluting stent devices, which has resulted in higher unit costs during the three and nine months ended September 30, 2007.

Operating Expenses

In October 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our business units, the potential sale of several business units, as well as substantial expense and head count reductions. Refer to the Outlook section above for more on our cost improvement initiatives, including the anticipated cost reductions and expenses associated with these initiatives.

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007		2006		2007		2006
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	719	35.1	719	35.5	2,205	35.5	1,917	33.3
Research and development expenses	271	13.2	272	13.4	835	13.5	741	12.9
Royalty expense	48	2.3	57	2.8	151	2.4	177	3.1
Amortization expense	155	7.6	153	7.6	467	7.5	356	6.2

Selling, General and Administrative (SG&A) Expenses

During the third quarter of 2007, our SG&A expenses remained flat and decreased slightly as a percentage of net sales as compared to the third quarter of 2006. During the first nine months of 2007, our SG&A expenses increased by $288 million, or 15 percent, as compared to the same period in the prior year. As a percentage of our net sales, SG&A expenses increased to 35.5 percent for the first nine months of 2007 from 33.3 percent for the same period in the prior year. The increase in our SG&A expenses related primarily to incremental expenditures associated with our CRM and Cardiac Surgery divisions of approximately $259 million due to the inclusion of a full period of operations in our consolidated results in 2007. Additionally, foreign currency fluctuations negatively impacted our SG&A expenses by $28 million during the first nine months of 2007.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. Our R&D spending for the third quarter of 2007 was consistent with that for the third quarter of 2006 and decreased slightly as a percentage of our net sales. For the first nine months of 2007, our R&D expenses increased by $94 million, or 13 percent, as compared to the same period in the prior year. As a percentage of our net sales, R&D expenses increased to 13.5 percent for the first nine months of 2007 from 12.9 percent for the same period in the prior year. This increase related primarily to the inclusion of $130 million in additional expenditures related to our CRM and Cardiac Surgery divisions due to a full period of operations, partially offset by lower spending of approximately $25 million associated with the cancellation of our EndovationsTM single-use endoscopy system.  During the second quarter of 2007, we determined that our Endovations system would not be a commercially viable product; therefore, we terminated the program. We continue to invest in our paclitaxel drug-eluting stent program, along with our next-generation internally developed and manufactured everolimus-eluting stent program, in order to sustain our leadership position in the worldwide drug-eluting stent market.

Royalty Expense

For the third quarter of 2007, our royalty expense decreased by $9 million, or 16 percent, as compared to the third quarter of 2006, due primarily to lower sales of our TAXUS stent system. As a percentage of our net sales, royalty expense decreased to 2.3 percent for the third quarter of 2007 from 2.8 percent for the same period in the prior year. Royalty expense attributable to sales of our TAXUS stent system decreased by $12 million to $25 million for the third quarter of 2007, as compared to the same period in the prior year.

For the first nine months of 2007, our royalty expense decreased by $26 million, or 15 percent, as compared to the same period in the prior year, due primarily to lower sales of our TAXUS stent system. As a percentage of our net sales, royalty expense decreased to 2.4 percent for the first nine months of 2007 from 3.1 percent for the same period in the prior year. Royalty expense attributable to sales of our TAXUS stent system decreased by $41 million to $80 million for the first nine months of 2007, as compared to the same period in the prior year.

Amortization Expense

Amortization expense for the third quarter of 2007 was consistent with that for the third quarter of 2006. For the first nine months of 2007, our amortization expense increased by $111 million, or 31 percent, as compared to the first nine months of 2006. As a percentage of our net sales, amortization expense increased to 7.5 percent for the first nine months of 2007, as compared to 6.2 percent for the same period in the prior year. The increase in our amortization expense was due to incremental amortization associated with Guidant-related intangible assets of $146 million, offset by the inclusion in the first nine months of 2006 of amortization expense of $23 million for the write-off of intangible assets due to the cancellation of our TriVascular AAA program and $12 million for the write-off of intangible assets associated with our Real-Time Position Management System (RPM) technology.

Purchased Research and Development

During the first nine months of 2007, we recorded $72 million of purchased research and development. This amount consisted primarily of $75 million relating to the acquisition of Remon Medical Technologies, Inc. Further, our policy is to record certain costs associated with our strategic alliances as purchased research and development. In accordance with this policy, we recorded $12 million of in-process research and development in conjunction with payments made for certain early-stage CRM technology. Additionally, in June 2007, we terminated our Product Development Agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect had been developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during the second quarter of 2007, representing future payments that we would have been obligated to make prior to the termination of the agreement.

In connection with our acquisition of Remon, we acquired an in-process pressure-sensing system development project that will be combined with our existing CRM devices. We expect to launch devices using pressure-sensing technology in Europe and certain other international countries in 2013, subject to regulatory approval. As of September 30, 2007, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect material net cash inflows from such products to commence in 2016, following the launch of this technology in the U.S. We believe that the estimated in-process research and development amount so determined represents the fair value at the date of acquisition and does not exceed the amount a third party would pay for the project.

During the first nine months of 2006, we recorded $4.117 billion of purchased research and development. This amount included a charge of approximately $4.169 billion associated with the in-process research and development obtained in conjunction with the Guidant acquisition, a credit of approximately $67 million related to the cancellation of our TriVascular AAA program, and an expense of approximately $15 million resulting from the application of equity method accounting for our investment in EndoTex Interventional Systems, Inc.

In connection with our 2004 acquisition of Advanced Bionics Corporation, we acquired an in-process drug delivery pump development program. In August 2007, we entered an agreement to amend our merger agreement with Advanced Bionics. Under the terms of the agreement, we will sell this development program back to principal former shareholders of Advanced Bionics.  Refer to Note C – Advanced Bionics Transactions to our unaudited condensed consolidated financial statements contained in this Quarterly Report for more information regarding the transaction.

In connection with our 2005 acquisition of Advanced Stent Technologies (AST), we acquired the in-process Petal™ bifurcation stent project. The AST Petal bifurcation stent is designed to expand into the side vessel where a single vessel branches into two vessels, permitting blood to flow into both branches of the bifurcation and providing support at the junction. In connection with our expense and head count reduction plan, during the fourth quarter of 2007 we decided to suspend funding further research and development associated with this project and may or may not decide to pursue its completion.

In connection with our 2006 acquisition of Guidant, we acquired rights to Guidant’s everolimus-based drug-eluting stent technology, which we share with Abbott. We are currently developing an internally manufactured next-generation everolimus-based stent using this technology. Due to recent changes in FDA clinical trial data requirements for PMA applications and post-market surveillance studies for drug-eluting stent products, we have modified our expectations regarding the timing of commercial availability of this product.  We currently expect to launch an internally developed and manufactured next-generation everolimus-based stent in Europe in late 2009 or early 2010 and in the U.S. in late 2012 or early 2013. We expect that material net cash inflows from our internally manufactured everolimus-based drug-eluting stent will commence in 2010, following its approval in Europe. Our estimate for the remaining cost to complete the project is between $200 million and $250 million.

Our other research and development projects acquired in connection with our prior business combinations and alliances are generally progressing in line with the estimates set forth in our 2006 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Loss on Assets Held for Sale

In the third quarter of 2007, we recorded a $352 million loss attributable primarily to the writedown of goodwill associated with the sale of our auditory and drug pump businesses to principal former shareholders of Advanced Bionics. Refer to Note C – Advanced Bionics Transactions to our unaudited condensed consolidated financial statements contained in this Quarterly Report for more information on the transaction.

Interest Expense

Interest expense for the third quarter of 2007 was $147 million, as compared to $143 million for the third quarter of 2006. For the first nine months of 2007, our interest expense increased to $433 million, as compared to $291 million for the same period in the prior year. This increase related primarily to an increase in our average debt levels used to finance the Guidant acquisition, as well as an increase in our weighted-average borrowing cost. Our average debt levels for the first nine months of 2007 increased to $8.756 billion, as compared to $6.720 billion for the first nine months of 2006. Our weighted-average borrowing cost for the first nine months of 2007 increased to 6.25 percent from 5.75 percent for the same period in the prior year.

Fair-Value Adjustment

In the third quarter of 2006, we recorded a loss of $13 million to reflect a reduction in fair value of the sharing of proceeds feature of the Abbott stock purchase, compared to no loss or gain for the third quarter of 2007. In the first nine months of 2007, we recorded a net loss of $8 million to reflect the fair-value adjustment on this feature, as compared to a loss of $100 million for the first nine months of 2006. As of September 30, 2007, there was no remaining value associated with this feature.

Other, net

For the third quarter of 2007, our other, net reflected income of $35 million, as compared to income of $12 million for the third quarter of 2006. Other, net included income of $14 million for the third quarter of 2007 associated with net gains attributable to our investment portfolio. Refer to Note D – Investments to our unaudited condensed consolidated financial statements contained in this Quarterly Report for information regarding our investment portfolio. Other, net included interest income of $19 million for the third quarters of 2007 and 2006.

For the first nine months of 2007, our other, net reflected income of $52 million, as compared to expense of $80 million for the same period in the prior year. Other, net included interest income of $61 million for the first nine months of 2007, as compared to $44 million for the same period in the prior year.  The increase in interest income is due primarily to increases in our average cash and cash equivalents balances. In addition, other, net included expense of $8 million for the first nine months of 2007 and $105 million for the first nine months of 2006 associated with net writedowns attributable to our investment portfolio.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	(5)%	(49)%	44%
Impact of certain charges*	(18)%	(72)%	54%

	Nine Months Ended September 30,		Percentage Point
	2007	2006	Increase (Decrease)
Reported tax rate	237%	(4)%	241%
Impact of certain charges*	219%	(27)%	246%

*These charges are taxed at different rates than our effective tax rate.

The differences in our reported tax rate for the third quarter of 2007 and the first nine months of 2007, as compared to the same periods in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2007, these charges included purchased in-process research and development and goodwill writedowns not deductible for tax purposes, as well as discrete items associated with resolution of various tax matters and changes in estimates for tax benefits claimed related to prior periods. In 2006, these charges included in-process research and development associated with the acquisition of Guidant; a charge to step-up the value of acquired inventory sold during the quarter; a tax charge for the drug-eluting stent license right obtained from Abbott; the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase; and the net reserve increase resulting from tax audit settlements and new tax reserve items that originated in the quarter. In addition, our projected annual effective tax rate for 2007 decreased by approximately five percentage points, as compared to the prior year, due primarily to our decision at the end of 2006 to indefinitely reinvest earnings in foreign operations in order to repay debt obligations associated with the Guidant acquisition, additional foreign tax credits, and changes in the geographic mix of our revenues.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized an approximately $128 million increase in our liability for unrecognized tax benefits. Approximately $28 million of this increase was reflected as a reduction to our January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant, which we recorded as an increase to goodwill in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate.  At September 30, 2007, we had $1.114 billion of gross unrecognized tax benefits, $358 million of which, if recognized, would affect our effective tax rate.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.   Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001.

During the first nine months of 2007, we settled several audits, obtained an Advance Pricing Agreement between the U.S. and Japan, and received a favorable appellate court decision on a previously outstanding Japan matter with respect to the 1995 to 1998 tax periods. As a result of the settlement of these matters, we decreased our reserve for uncertain tax positions, net of payments, by $67 million, inclusive of $16 million of interest and penalties.  Of this amount, we treated $53 million as a reduction in goodwill in accordance with Issue No. 93-7, and we recorded the remaining $14 million to earnings. It is reasonably possible that within the next twelve months we will resolve multiple issues with taxing authorities, including matters presently under consideration at IRS Appeals related to Guidant’s acquisition of Intermedics, Inc., in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $105 million.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense.  We had $221 million accrued for interest and penalties at the time of adoption of Interpretation No. 48 and $258 million at September 30, 2007. The total amount of interest and penalties we recognized in our unaudited condensed consolidated statements of operations was $21 million for the third quarter of 2007 and $53 million for the first nine months of 2007.

Critical Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. On January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. See Tax Rate discussion above for further details of our adoption of Interpretation No. 48.

There were no other material changes in the nine-month period ended September 30, 2007 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Liquidity and Capital Resources

The following provides a summary of key performance indicators that we use to assess our liquidity and operating performance.

Net Debt1

	September 30,	December 31,
(in millions)	2007	2006
Short-term debt	$254	$7
Long-term debt	7,903	8,895
Gross debt	8,157	8,902
Less: cash and cash equivalents	1,237	1,668
Net debt	$6,920	$7,234

[1]
Management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP.

EBITDA2

	Nine Months Ended September 30,
(in millions)	2007	2006
Net loss	$(37)	$(3,854)
Interest income	(61)	(44)
Interest expense	433	291
Income taxes	64	150
Depreciation and amortization	683	533
EBITDA	$1,082	$(2,924)

Cash Flow Measures

	Nine Months Ended September 30,
(in millions)	2007	2006
Cash provided by operating activities	$626	$1,480
Cash used for investing activities	(436)	(9,057)
Cash (used for) provided by financing activities	(624)	8,425

Operating Activities

The decrease in operating cash flow for the first nine months of 2007, as compared to the first nine months of 2006, is attributable primarily to: approximately $400 million in tax payments made in the first quarter of 2007 associated principally with the gain on Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; an increase in interest payments of $156 million, related primarily to the increase in our average debt levels used to finance the Guidant acquisition; an increase in estimated income tax payments, net of tax refunds, of $87 million; and an $80 million increase in our incentive program that is paid annually in the first quarter, due primarily to the inclusion of legacy Guidant employees. The decline in cash flow from operations for the first nine months of 2007 is also due to a decline in operating profit, excluding non-cash items, as compared to the same period in the prior year.

Investing Activities

The consummation of our acquisition of Guidant Corporation in April 2006 is the primary driver for the decrease in cash used for investing activities during the nine months ended September 30, 2007, as compared to the same period in the prior year.  Cash paid to acquire Guidant, our only acquisition in the first nine months of 2006, net of cash acquired, totaled $8.664 billion, as compared to $80 million paid for acquisitions in the first nine months of 2007.

Certain of our business combinations involve the payment of contingent consideration. Our investing activities during the first nine months of 2007 included $213 million of contingent payments, representing primarily payments to the former shareholders of Advanced Bionics, due principally to the achievement of certain revenue growth objectives. During the first nine months of 2006, we made approximately $282 million of contingent payments to the former shareholders of Advanced Bionics and CryoVascular Systems,

[2]
Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers EBITDA as a component of the financial covenants included in our credit agreements. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP. Our EBITDA included acquisition and divestiture-related charges (pre-tax) of $466 million for the first nine months of 2007 and $4.628 billion for the first nine months of 2006.

Inc. See Note B - Business Combinations to our unaudited condensed consolidated financial statements contained in this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our business combinations.

We made capital expenditures of $273 million in the first nine months of 2007, as compared to $231 million during the first nine months of 2006. The increase was primarily a result of capital expenditures associated with our CRM division. In addition, during the third quarter of 2007, we received cash proceeds of $28 million for the sale of one of our manufacturing facilities, as compared to proceeds of $18 million for the first nine months of 2006. We expect to incur capital expenditures of approximately $125 million for the remainder of 2007, including capital expenditures to continue to upgrade our quality systems, to continue to enhance our manufacturing capabilities in order to support our second drug-eluting stent platform, and to support future growth in our core business units.

We received cash proceeds of $149 million during the first nine months of 2007 and $20 million during the first nine months of 2006 from sales of equity investments in and collections of notes receivable from certain of our portfolio companies. In addition, our 2006 cash flows from investing activities included $159 million of net proceeds from maturities of marketable securities.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.

Debt

We had outstanding borrowings of $8.157 billion at September 30, 2007 at a weighted average interest rate of 6.34 percent, as compared to outstanding borrowings of $8.902 billion at December 31, 2006 at a weighted average interest rate of 6.03 percent. Our borrowings at September 30, 2007 consisted of unsecured subsidiary indebtedness including $4.0 billion under our senior term loan, $900 million in our subordinated loan from Abbott, unsecured senior corporate notes of $3.050 billion and $250 million in borrowings against our credit and security facility secured by our U.S. trade receivables. Our borrowings as of December 31, 2006 consisted of unsecured subsidiary indebtedness including $5.0 billion under our senior term loan, $900 million in our subordinated loan from Abbott and unsecured corporate notes of $3.050 billion. There were no amounts outstanding under our $2.0 billion revolving credit facility as of September 30, 2007 and December 31, 2006.

Our revolving credit facility and term loan agreement requires that we maintain certain financial covenants. In the third quarter of 2007, we amended our $2.0 billion revolving line of credit and $5.0 billion term loan agreements. Among other items, the amendment extends a step-down in the maximum permitted ratio of debt to consolidated EBITDA, as defined by the agreement, as follows:

From:	To:

4.5 times to 3.5 times on March 31, 2008	4.5 times to 4.0 times on March 31, 2009, and

4.0 times to 3.5 times on September 30, 2009

The amendment also provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, of up to $300 million of restructuring charges incurred through June 30, 2009 and up to $500 million of litigation and settlement expenses incurred (net of any litigation or settlement income received) in any period of four fiscal quarters through June 30, 2009, not to exceed $1 billion in the aggregate. There was no change in our minimum required ratio of consolidated EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. In connection with the amended agreement, we prepaid $1.0 billion against the outstanding principal under the term loan, using $750 million of cash on hand and $250 million in borrowings against our credit and security facility secured by our U.S. trade receivables. The amendment changes the application of any term loan prepayments from pro-rata across maturities to the chronological order of maturities. Accordingly, the prepayment satisfied the first scheduled repayment under our term loan of $650 million in April 2008 and reduces our April 2009 obligation by $350 million. As a result, the next maturity under our term loan will be in April 2009 for $300 million.

As of September 30, 2007, we were in compliance with the required financial covenants. Exiting the quarter, our ratio of debt to consolidated EBITDA was approximately 3.6 to 1.0 and our ratio of consolidated EBITDA to interest expense was approximately 3.9 to 1.0. Any inability to maintain compliance with these covenants would require us to either amend the terms of our credit facilities or obtain waivers from our lenders, and there can be no assurance that our lenders would renegotiate the terms or grant such waivers. Our inability to obtain any necessary waivers, or to obtain them on reasonable terms, could have a material adverse impact on our operations.

During the third quarter of 2007, our credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings were downgraded to BB+, and our credit rating from Moody’s Investor Service was downgraded to Ba1. All of these are non-investment grade ratings and the ratings outlook by all three agencies is currently negative. Credit rating changes may impact our borrowing cost, but do not require the repayment of any borrowings. These credit rating changes have not materially increased the cost of our existing borrowings.

Equity

During the first nine months of 2007, we received $130 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $137 million for the same period in the prior year.

On May 22, 2007, we extended an offer to our non-director and non-executive employees to exchange certain outstanding stock options for deferred stock units (DSUs). Stock options previously granted under our stock plans with an exercise price of $25 or more per share were exchangeable for a smaller number of DSUs, based on exchange ratios derived from the exercise prices of the surrendered options.  On June 20, 2007, following the expiration of the offer, our employees exchanged approximately 6.6 million options for approximately 1.1 million DSUs, which were subject to additional vesting restrictions. We did not record incremental stock compensation expense as a result of these exchanges because the fair values of the options exchanged equaled the fair values of the DSUs issued.

Contractual Obligations and Commitments

Certain of our business combinations involve the payment of contingent consideration. Prior to the amendment of our merger agreement with Advanced Bionics, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones, with certain milestone payments tied to profitability. We estimated that these payments could amount to as much as $2.0 billion through 2013. The amended agreement provides a new schedule of consolidated, fixed earnout payments that we are required to make, consisting of $650 million payable upon closing, expected in January 2008, and $500 million payable in March 2009.  These payments will be the final earnout payments made to Advanced Bionics. See Note B – Business Combinations to our unaudited condensed consolidated financial statements contained in this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our other business combinations.

Refer also to the Tax Rate discussion above for changes to our contractual obligations and commitments that resulted from the adoption of Interpretation No. 48. There have been no other material changes to our contractual obligations and commitments as reported in our 2006 Annual Report on Form 10-K.

In connection with our acquisition of Guidant and concurrent transaction with Abbott Laboratories, Abbott purchased from us approximately 65 million shares of our common stock for $1.4 billion, or $21.66 per share. We agreed to issue Abbott additional shares of our common stock having an aggregate value of up to $60 million eighteen months following the Abbott transaction closing to reimburse Abbott for a portion of its cost of borrowing $1.4 billion to purchase the shares of our common stock. We recorded the $60 million as a liability assumed in connection with the sale of Guidant’s vascular intervention and endovascular solutions businesses to Abbott. In October 2007, we modified our agreement with Abbott, and paid this obligation in cash, rather than in shares of our common stock.

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

In connection with our acquisition of Guidant, the number of legal claims against us, including product liability, private securities and shareholder derivative claims, significantly increased. Our accrual for legal matters that are probable and estimable was $680 million at September 30, 2007 and $485 million at December 31, 2006, and includes costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the purchase price. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

In July 2007, we reached an agreement to settle certain claims related to CRM product liability claims. Under the terms of the settlement, we agreed to pay a total of $195 million to resolve approximately 4,900 claims of individuals that have been consolidated in the U.S. District Court for the District of Minnesota in a Multi-District Litigation. In addition, the agreement includes an undetermined number, but not all, of additional similar claims throughout the country. To date, Guidant has also been informed of over 3,900 other claims of individuals that may or may not mature into filed suits. Refer to Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in this Quarterly Report which identifies all material developments with regard to any matters of litigation disclosed in our 2006 Annual Report on Form 10-K or instituted since December 31, 2006.

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

•
Our share of the worldwide drug-eluting stent market, the impact of concerns relating to late stent thrombosis on the size of the coronary stent market, the distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices;

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stents, our ability to adequately address concerns regarding the risk of late stent thrombosis, and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	The penetration rate of drug-eluting stent technology in the U.S. and our International markets;

•
Our ability to leverage our position as one of two early entrants in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to respond to the challenges presented as additional competitors enter the U.S. drug-eluting stent market;

•	Changes in FDA clinical trial and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of compliance;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions;

•	Our ability to retain key members of our cardiology sales force; and

•	Our ability to manage the mix of our PROMUS stent system revenue relative to our total drug-eluting stent revenue and maintain our overall profitability as a percentage of revenue.

CRM Business

•	Our estimate for the worldwide CRM market, the recovery of the CRM market to historical growth rates and our ability to increase CRM net sales;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our LATITUDE® Patient Management System and next-generation pulse generator platform;

•	Our continued ability to minimize or eliminate future field actions relating to our CRM technology;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•
Our continued ability to launch various products utilizing our next-generation CRM pulse generator platform in the U.S. over the next 27 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

•	Our ability to retain key members of our CRM sales force;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies;

•	Our ability to move quickly and effectively implement a direct sales model for our CRM products in Japan; and

•	Our ability to avoid disruption in the supply of certain components or materials or to quickly secure additional or replacement components or materials on a timely basis.

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Dependency on international net sales to achieve growth;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as reimbursement practices and policies; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•	Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments, as well as debt reduction over the next twelve months and beyond;

•	Our ability to maintain positive operating cash flow for the remainder of 2007;

•	Our ability to recover substantially all of our deferred tax assets;

•	Our ability to access the public and private capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to regain investment-grade credit ratings and to remain in compliance with our financial covenants;

•	Our ability to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our earnings and cash flows; and

•
Our ability to implement, fund, and achieve sustainable cost improvement measures, including expense and head count reduction initiatives and potential divestitures of non-strategic assets, that will better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives.

Other

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will continue to face;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we execute our expense and head count reduction initiatives; and

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including expense and head count reduction initiatives and potential divestitures of non-strategic assets, in order to streamline our operations and reduce our debt obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.409 billion at September 30, 2007 and $3.413 billion at December 31, 2006. We recorded $20 million of other assets and $110 million of other liabilities to recognize the fair value of these derivative instruments at September 30, 2007 as compared to $71 million of other assets and $27 million of other liabilities recorded at December 31, 2006. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $285 million at September 30, 2007 and $112 million at December 31, 2006. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $346 million at September 30, 2007 and $134 million at December 31, 2006. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $1.750 billion at September 30, 2007 and $2.0 billion at December 31, 2006. The fair value of our interest rate derivative instruments was a liability of $12 million at September 30, 2007 and $11 million at December 31, 2006. A one percentage point increase in interest rates would increase the derivative instruments’ fair value by $13 million at September 30, 2007 and $26 million at December 31, 2006. A one percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $13 million at September 30, 2007 and $26 million at December 31, 2006. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged term loan. As of September 30, 2007, $5.646 billion of our outstanding debt obligations was at fixed interest rates, representing 69 percent of our total debt or 82 percent of our net debt balance.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President - Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note J - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2006 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

We may not realize the expected benefits from our expense reduction measures; our long-term expense reduction programs may result in an increase in short-term expense; and our head count reductions may lead to additional unintended consequences.

As part of our efforts to reduce expenses, improve our operating cost structure and better position ourselves competitively, we are implementing several expense reduction measures. These cost reduction initiatives include cost improvement measures designed to better align operating expenses with expected revenue levels, resource reallocations, head count reductions, the sale of certain non-strategic assets and efforts to streamline our business, among other actions.  These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity.  We may be unable to attract or retain key personnel.  Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, financial condition and results of operations.  In addition, our head count reductions my subject us to the risk of litigation, which could result in substantial cost.

Moreover, expense reduction programs could result in current period charges and expenses that could impact our operating results.  We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

We have decided to divest certain non-strategic assets.  These divestitures could pose significant risks and may materially adversely affect our business, financial condition and operating results.

We are in the process of divesting certain non-strategic assets. Divestitures of business units may involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, revenues and earnings associated with the divested business, and the disruption of operations in the affected business.  Moreover, divestitures of business units could be impacted by the existence of the corporate warning letter.  In addition, divestitures could involve significant post-closing separation activities through transition service arrangements, which could involve the expenditure of significant financial and employee resources. Failure to consummate these divestitures on a timely basis or at all or delays in or failure to receive regulatory approvals for these divestitures may negatively affect the effectiveness of our cost improvement efforts, the valuation of the affected business and could result in certain additional expenses. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2007.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
	Name:	Sam R. Leno
	Title:	Chief Financial Officer and Executive Vice President - Finance and Information Systems