Form 10-K
period 2007-12-31
BOSTON SCIENTIFIC CORP
filed 2008-02-28
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name Of Company As Specified In Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes: ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐    No ☒

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $20.5 billion based on the closing price of the Company’s common stock on June 29, 2007, the last business day of the Company’s most recently completed second fiscal quarter.

The number of shares outstanding of the Company’s common stock as of January 31, 2008, was 1,492,320,521.

PART I

ITEM 1.       BUSINESS

The Company

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including interventional cardiology, cardiac rhythm management, peripheral interventions, electrophysiology, neurovascular intervention, oncology, endoscopy, urology, gynecology and neuromodulation. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Boston Scientific Corporation and its divisions and subsidiaries.

Since we were formed in 1979, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals treat a variety of diseases and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. Some of the uses of our products include: enlarging narrowed blood vessels to prevent heart attack and stroke; clearing passages blocked by plaque to restore blood flow; detecting and managing fast, slow or irregular heart rhythms; mapping electrical problems in the heart; opening obstructions and bringing relief to patients suffering from various forms of cancer; performing biopsies and intravascular ultrasounds; placing filters to prevent blood clots from reaching the lungs, heart or brain; treating urological, gynecological, renal, pulmonary, neurovascular and gastrointestinal diseases; and modulating nerve activity to treat chronic pain.

Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. Medi-tech introduced its initial products in 1969, a family of steerable catheters used in some of the first less-invasive procedures performed. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, our net sales have increased substantially, growing from $2 million in 1979 to approximately $8.4 billion in 2007.

Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in the medical device industry. Our 2006 acquisition of Guidant Corporation, a world leader in the treatment of cardiac disease, enabled us to become a major provider in the $10 billion global cardiac rhythm management (CRM) market, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. This acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. This and other acquisitions have helped us add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups, government contracting and hospital consolidation.

Information including revenues, profits and total assets for each of our business segments, as well as by geographical area, appears in Note P – Segment Reporting to our 2007 consolidated financial statements included in Item 8 of this Form 10-K.

The Drug-Eluting Stent Opportunity

Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development and scientific research of drug-eluting stent systems.

Since its U.S. launch in March 2004 and its launch in our Europe and Inter-Continental markets in 2003, our proprietary polymer-based paclitaxel-eluting stent technology for reducing coronary restenosis, the TAXUS® Express2™ coronary stent system, has become the worldwide leader in the drug-eluting coronary stent market.  In addition, we now have access to a second drug-eluting coronary stent program, which complements our existing TAXUS stent system. During the fourth quarter of 2006, we initiated a limited launch of the PROMUS™ everolimus-eluting coronary stent system, which is a private-labeled XIENCE™ V drug-eluting stent system supplied to us by Abbott Laboratories, in certain European countries and, during 2007, expanded our launch in Europe, as well as in key countries in other regions. In June 2007, Abbott submitted the final module of a pre-market approval (PMA) application to the FDA seeking approval in the U.S. for both the XIENCE V and PROMUS stent systems. In November 2007, the FDA advisory panel reviewing Abbott’s PMA submission voted to recommend the stent systems for approval. Following FDA approval, which Abbott is expecting in the first half of 2008, we plan to launch the PROMUS stent system in the U.S.

We continue to enhance our product offerings in the drug-eluting stent market. We successfully launched our next-generation drug-eluting stent product, the TAXUS® Liberté® stent system, during 2005 in our Europe and Inter-Continental markets, and expect to launch the product in the U.S. in the second half of 2008, subject to regulatory approval. The Liberté coronary stent is designed to further enhance deliverability and conformability, particularly in challenging lesions.

Our U.S. TAXUS stent system sales decreased in 2007 relative to 2006, due in part to a decline in the size of the U.S. market following recent uncertainty regarding the perceived risk of late stent thrombosis1 following the use of drug-eluting stents. However, we believe that recent data addressing this risk and supporting the safety of drug-eluting stent systems could positively affect the size of the drug-eluting stent market, as referring cardiologists regain confidence in this technology.

The Cardiac Rhythm Management Opportunity

As a result of our 2006 acquisition of Guidant, we now develop, manufacture and market products that focus on the treatment of cardiac arrhythmias and heart failure. Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. We manufacture a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including:

•	Implantable cardiac defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure; and

•
Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure.

Tachycardia (abnormally fast or chaotic heart rhythms) prevents the heart from pumping blood efficiently and can lead to sudden cardiac death. ICD systems (defibrillators, leads, programmers, our LATITUDE® Patient Management System and accessories) monitor the heart and deliver electrical energy, restoring a normal rhythm. Our defibrillators deliver tiered therapy—a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat.

[1]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

Heart failure (the heart’s inability to pump effectively) is a debilitating, progressive condition, with symptoms including shortness of breath and extreme fatigue. Statistics show that one in five persons die within the first year of a heart failure diagnosis, and patients with heart failure suffer sudden cardiac death at six to nine times the rate of the general population. The condition is pervasive, with approximately five million people in the U.S. affected.

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

Our remote monitoring system, the LATITUDE® Patient Management System, may be placed in a patient’s home (at their bedside) and reads implantable device information at times specified by the patient’s physician. The communicator then transmits the data to a secure Internet server where the physician (or other qualified third party) can access this medical information anytime, anywhere. In addition to automatic device data uploads, the communicator enables a daily confirmation of the patient’s device status, providing assurance the device is operating properly. Available as an optional component to the system is the LATITUDE Weight Scale and Blood Pressure Monitor. Weight and blood pressure data is captured by the communicator and sent to the secure server for review by the patient’s physician (or other qualified third party). In addition, this weight and blood pressure information is available immediately to patients in their home to assist their compliance with the day-to-day and home-based heart failure instructions prescribed by their physician.

Strategic Initiatives

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including:

•	the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model;

•	the sale of five non-strategic businesses, including our Auditory, Cardiac Surgery, Vascular Surgery, Venous Access and Fluid Management businesses; and

•	significant expense and head count reductions.

Our goal is to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development projects, capital and our people that are essential to our long-term success. We expect these initiatives to help provide better focus on our core businesses and priorities, which will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth.  Each of these initiatives are described more fully in our Management’s Discussion and Analysis included in Item 7 of this Form 10-K.

Business Strategy

Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. We believe that the pursuit of this mission will enhance shareholder value. We intend to accomplish our mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through acquisitions and alliances. Our research and development program is largely focused on the development of next-generation and novel technology offerings across multiple programs and divisions. Key elements of our overall business strategy include the following:

Product Quality

Our commitment to quality and the success of our quality objectives are designed to build customer trust and loyalty. This commitment to provide quality products to our customers runs throughout our organization and is one of our most critical business objectives. In order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems. Under Project Horizon, we have made an overarching effort to elevate quality thinking in all that we do. In 2007, we made significant improvements to our quality systems, including in the areas of field action decision-making, corrective and preventative actions, management controls, process validations and complaint management systems.  We also engaged a third party to audit our corporate-wide quality systems as we strive to improve those systems continuously.  In addition, our Board of Directors has created a Compliance and Quality Committee to monitor our compliance and quality initiatives. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.” This personal commitment connects our people with the vision and mission of Boston Scientific.

Innovation

We are committed to harnessing technological innovation through a mixture of tactical and strategic initiatives that are designed to offer sustainable growth in the near and long term. Combining internally developed products and technologies with those obtained through our acquisitions and alliances allows us to focus on and deliver products currently in our own research and development pipeline as well as to strengthen our technology portfolio by accessing third-party technologies.

Clinical Excellence

Our commitment to innovation is demonstrated further by our clinical capabilities. Our clinical groups focus on driving innovative therapies aimed at transforming the practice of medicine. Our clinical teams are organized by therapeutic specialty to better support our research and development pipeline. During 2007, our clinical organization planned, initiated and conducted an expanding series of focused clinical trials that support regulatory and reimbursement requirements and demonstrated the safe and effective clinical performance of critical products and technologies.

Product Diversity

We offer products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of our product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source.

Operational Excellence

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including the enhancement of existing products, and their commercial launch. We are implementing new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In 2007, we also focused on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness. We intend to continue these efforts in 2008.

Customer Focused Marketing

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

Active Participation in the Medical Community

We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients. Active participation in the medical community contributes to physician understanding and adoption of less-invasive techniques and the expansion of these techniques into new therapeutic and diagnostic areas.

Corporate Culture

We believe that success and leadership evolve from a motivating corporate culture that rewards achievement, respects and values individual employees and customers, and focuses on quality, patient care, integrity, technology and service. This high performance culture has embraced an intense focus on quality, and now places quality at the top of its priorities. We believe that our success is attributable in large part to the high caliber of our employees and our commitment to respecting the values on which we have based our success.

Research and Development

Our investment in research and development is critical to driving our future growth. We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter new markets. We believe that streamlining, prioritizing and coordinating our technology pipeline and new product development activities are essential to our ability to stimulate growth and maintain leadership positions in our markets. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies and bring them to market in a timely manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products.

We believe our future success will depend upon the strength of these development efforts. In 2007, we expended $1.091 billion on research and development, representing approximately 13 percent of our 2007 net sales. Our investment in research and development reflects:

•	regulatory compliance and clinical research, particularly relating to our next-generation stent and CRM platforms and other development programs obtained through our acquisitions; and

•	sustaining engineering efforts which factor customer (or “post market”) feedback into continuous improvement efforts for currently marketed products.

Acquisitions and Alliances

Since 1995, we have undertaken a strategic acquisition program to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical device industry.  Our 2007 acquisitions included the following:

•	EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries, intended to expand our carotid artery disease portfolio;

•
Remon Medical Technologies, Inc., a development-stage company focused on creating communication technology for medical device applications, intended to expand our sensor and wireless communication technology portfolio and complement our CRM product line; and

•
Celsion Corporation’s Prolieve® Thermodilatation System, technology for treating symptomatic benign prostatic hyperplasia (BPH), intended to expand our technology portfolio used to treat urologic conditions.

Our investment portfolio includes investments in both publicly traded and privately held companies. Many of these alliances involve complex arrangements with third parties and some include the option to purchase these companies at pre-established future dates, generally upon the attainment of performance, regulatory and/or revenue milestones. These arrangements allow us to evaluate new technologies prior to acquiring them. We expect that we will continue to focus selectively on acquisitions and alliances in order to provide new products and technology platforms to our customers, including making additional investments in several of our existing strategic relationships.

Products

Our products are offered for sale principally by three dedicated business groups—Cardiovascular (including our Interventional Cardiology, CRM and Cardiovascular businesses), Endosurgery (including our Endoscopy and Urology/Gynecology businesses, and until February 2008, included our Oncology business) and Neuromodulation (including our Pain Management business, and, until January 2008, included our Auditory business). In February 2008, we completed the sale of our Venous Access franchise, previously part of our Oncology business, along with our Fluid Management business, and integrated our remaining Oncology franchises into other business units. In addition, in January 2008, we completed the sale of a controlling interest in our Auditory business, along with our drug pump development program, to entities affiliated with the former principal shareholders of Advanced Bionics Corporation. Our Cardiovascular organization focuses on products and technologies for use in interventional cardiology, cardiac rhythm management, peripheral interventions, electrophysiology, neurovascular, and, until January 2008, cardiac surgery and vascular surgery procedures. In January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses. During 2007, we derived 78 percent of our net sales from our Cardiovascular businesses, approximately 18 percent from our Endosurgery businesses and approximately four percent from our Neuromodulation business.

The following section describes certain of our Cardiovascular, Endosurgery and Neuromodulation offerings as of December 31, 2007, before the divestitures of certain of our businesses:

Cardiovascular

Coronary Stent Business

Drug-Eluting Stents

We are the market leader in the worldwide drug-eluting stent market. We market our TAXUS® Express2™ paclitaxel-eluting coronary stent system principally in the U.S. and Japan. We also market our second-generation coronary stent, the TAXUS® Liberté® stent system, in our Europe and Inter-Continental markets. We expect to launch the TAXUS Liberté coronary stent system in the U.S. in the second half of 2008, subject to regulatory approval. In December 2007, we received CE Mark approval for the use of the TAXUS® Liberté® stent system in diabetic patients, and, in May 2007, we received CE Mark approval for our TAXUS Liberté Long stent, a specialty stent designed for more efficient stenting of long lesions.

In the fourth quarter of 2006, we began marketing our PROMUS™ everolimus-eluting coronary stent system in certain of our Europe and Inter-Continental countries, expanding our drug-eluting stent portfolio to include two distinct drug platforms. We expect to launch the PROMUS stent system in the U.S. in the first half of 2008, subject to regulatory approval. We also expect to launch an internally developed and manufactured next-generation everolimus-based stent system in Europe in late 2009 or early 2010 and in the U.S. in late 2012 or early 2013. In addition, we have commenced clinical trials for our third-generation paclitaxel-eluting stent, the TAXUS® Element™ platinum chromium coronary stent system.  In July 2007, we announced the first implant of the TAXUS Element stent system.

Bare-Metal Stents

We offer our Liberté bare-metal coronary stent system globally. The Liberté coronary stent system serves as the platform for our second-generation paclitaxel-eluting stent system, the TAXUS Liberté coronary stent system. The Liberté bare-metal coronary stent system is designed to enhance deliverability and conformability, particularly in challenging lesions. We are also developing a bare-metal version of the TAXUS Element coronary stent system.

Cardiac Surgery and Vascular Surgery

Cardiac surgery devices are used to perform endoscopic vessel harvesting, cardiac surgical ablation and less-invasive coronary artery by-pass surgery. Vascular Surgery devices include abdominal, thoracic and peripheral vascular grafts for the treatment of aortic aneurysms and dissections, peripheral vascular occlusive diseases and dialysis access. In connection with our strategic initiatives, we identified these businesses as non-strategic and, in January 2008, completed the sale of our Cardiac Surgery business (acquired with Guidant) and Vascular Surgery business to the Getinge Group of Sweden.

Coronary Revascularization

We market a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a principal cause of coronary artery obstructive disease, is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial lumens (openings) caused by the progressive development of deposits of plaque. The majority of our products in this market are used in percutaneous transluminal coronary angioplasty (PTCA) procedures and include bare-metal and drug-eluting stent systems; PTCA balloon catheters, such as the Maverick® balloon catheter; the Cutting Balloon® microsurgical dilatation device; rotational atherectomy systems; guide wires; guide catheters and diagnostic catheters. We also market a broad line of fluid delivery sets, pressure monitoring systems, custom kits and accessories that enable the injection of contrast and saline or otherwise facilitate cardiovascular procedures.

Intraluminal Ultrasound Imaging

We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral systems.  The iLab® Ultrasound Imaging System, launched in the U.S. in 2006, continues as our flagship console and is compatible with our full line of imaging catheters.  This system enhances the diagnosis and treatment of blocked vessels and heart disorders.  In 2007, we received approval for the sale of the iLab imaging system in Japan and other international markets.

Embolic Protection

Our FilterWire EZ™ Embolic Protection System is a low profile filter designed to capture embolic material that may become dislodged during a procedure, which could otherwise travel into the microvasculature where it could cause a heart attack or stroke. It is commercially available in the U.S., Europe and other international markets for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels. It is also available in the U.S. for the treatment of saphenous vein grafts and carotid artery stenting procedures.

Peripheral Interventions

We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in biliary strictures), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product offerings include vascular access products, balloon catheters, stents and peripheral vascular catheters, wires and accessories. In the first quarter of 2008, we began integrating certain products used for non-vascular intervention, previously part of our Oncology business, into our Peripheral Interventions business. We also sell products designed to treat patients with non-vascular disease (disease which appears outside the blood system). Our non-vascular suite of products includes biliary stents, drainage catheters, biopsy devices and micro-puncture sets, designed to treat, diagnose and palliate various forms of benign and malignant tumors. We market the PolarCath™ peripheral dilatation system used in CryoPlasty® Therapy, an innovative approach to the treatment of peripheral artery disease in the lower extremities.  In January 2007, we completed the acquisition of EndoTex Interventional Systems, Inc., and, in February 2007, launched the NexStent® Carotid Stent System, a laser-cut, nitinol stent with a rolled sheet design that enables one stent size to adapt to multiple diameters in tapered or non-tapered vessel configurations.

In the first quarter of 2008, we began integrating our Peripheral Interventions business with our Interventional Cardiology business under a single management structure to help create a more integrated business focused on interventional specialists, while enhancing technology and operational efficiencies.

Neurovascular Intervention

We market a broad line of detachable coils (coated and uncoated), micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuro-interventional radiologists and neurosurgeons to treat diseases of the neurovascular system. We market the GDC® Coils (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms.  We also offer the NeuroForm® stent for the treatment of wide neck aneurysms and the Wingspan® Stent System with Gateway® PTA Balloon Catheter, each under a Humanitarian Device Exemption approval granted by the FDA. The Wingspan Stent System is designed to treat atherosclerotic lesions or accumulated plaque in brain arteries. Designed for the brain’s fragile vessels, the Wingspan Stent System is a self-expanding, nitinol stent sheathed in a delivery system that enables it to reach and open narrowed arteries in the brain. The Wingspan Stent System is currently the only device available in the U.S. for the treatment of intracranial atherosclerotic disease (ICAD) and is indicated for improving cerebral artery lumen diameter in patients with ICAD who are unresponsive to medical therapy.

Electrophysiology

We offer medical devices for the diagnosis and treatment of cardiac arrhythmias (abnormal heartbeats). Included in our product offerings are RF generators, intracardiac ultrasound and steerable ablation catheters, as well as a line of diagnostic catheters and associated accessories. Our leading brands include the Blazer™ cardiac ablation catheter, and the Chilli II™ cooled ablation catheter, the first bidirectional cooled-tip catheter available in the U.S. We also offer a next-generation line of RF generators, the MAESTRO 3000® Cardiac Ablation System.  During 2008, we will integrate our Electrophysiology business with our CRM business in order to serve better the needs of electrophysiologists by creating a more efficient organization.

Cardiac Rhythm Management (CRM)

We offer a variety of implantable devices that monitor the heart and deliver electrical impulses to treat cardiac rhythm abnormalities, including tachycardia and bradycardia. We also offer devices that treat heart failure by delivering electrical impulses to help the heart to beat in a more coordinated fashion.  A key component of many of our implantable device systems is our remote LATITUDE® Patient Management System, which provides clinicians with information about a patient’s device and clinical status non-invasively via the Internet, allowing for more frequent monitoring in order to guide treatment decisions.

Our U.S. CRM product offerings include:

•	VITALITY®[2] ICD systems;
•	ENDOTAK RELIANCE® defibrillation leads;
•	CONTAK RENEWAL® 3 RF CRT-D systems;
•	ACUITY™ Steerable left ventricular leads;
•	INSIGNIA® pacing systems;
•	DEXTRUS™ pacing leads;
•	LATITUDE® Patient Management System;
•	LIVIAN™ CRT-D (approved February 2008); and
•	CONFIENT™ ICD (approved February 2008).

Our international CRM product offerings include:

•	ENDOTAK RELIANCE® defibrillation leads;
•	CONTAK RENEWAL® 3 RF CRT-D systems;
•	INSIGNIA® pacing systems;
•	LIVIAN™ CRT-D; and
•	CONFIENT™ ICD.

The year 2007 was characterized by a re-engineering of how we design, build, test and report on our CRM products.  We also saw continued rapid adoption of our LATITUDE® Patient Management System; we started the year with 11,500 patients enrolled on the LATITUDE System and finished 2007 with more than 80,000 patients enrolled.  In November 2007, we announced the industry’s first patient data integration between a CRM remote monitoring system and a physician’s electronic medical record, using the LATITUDE System to allow clinicians to access information from a patient’s ICD device and store this information within the GE Centricity® Electronic Medical Record (EMR) system in the form of lab results.

In 2007, we launched two new lead systems that connect pulse generators to the heart – the ACUITY™ Steerable left ventricular leads and the DEXTRUS™ pacing leads.   In April 2007, we received regulatory approval for and launched in Japan our VITALITY® DR ICD system.  In addition, in October 2007, we received CE Mark approval for CONFIENT™, our next-generation ICD product, and, in December 2007, we received European approval of LIVIAN™, our next-generation CRT-D device. Further, in the first quarter of 2008, we received CE Mark approval for our next-generation COGNIS™ CRT-D device and our next-generation TELIGEN™ ICD system, as well as U.S. FDA approval for CONFIENT and LIVIAN.

Endosurgery

In March 2007, we announced our intent to explore the benefits that could be gained from operating our Endosurgery group as a separately traded public company that would become a majority-owned subsidiary of Boston Scientific. In July 2007, we completed this exploration and determined that the group will remain wholly owned by Boston Scientific. The following are the components of our Endosurgery business:

Esophageal, Gastric and Duodenal (Small Intestine) Intervention

We market a broad range of products to diagnose, treat and palliate a variety of gastrointestinal diseases and conditions, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers and esophageal cancer. Our product offerings in this area include disposable single and multiple biopsy forceps, balloon dilatation catheters, hemostasis catheters and enteral feeding devices. We also market a family of esophageal stents designed to offer improved dilatation force and greater resistance to tumor in-growth. We offer the Radial Jaw® 4 Single-Use Biopsy Forceps, which are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes.

Colorectal Intervention

We market a line of hemostatic catheters, polypectomy snares, biopsy forceps, enteral stents and dilatation catheters for the diagnosis and treatment of polyps, inflammatory bowel disease, diverticulitis and colon cancer.

Pancreatico-Biliary Intervention

We sell a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile duct. Our product offerings include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. We also market self-expanding metal and temporary biliary stents for palliation and drainage of the common bile duct. In May 2007, we announced the worldwide launch of our Spyglass® Direct Visualization System for direct imaging of the bile duct system.  The Spyglass system is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the bile duct system and includes supporting devices for tissue acquisition, stone management and lithotripsy.

Pulmonary Intervention

We market devices to diagnose, treat and palliate diseases of the pulmonary system. Our product offerings include pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate strictures or for tumor management.

Urinary Tract Intervention and Bladder Disease

We sell a variety of products designed primarily to treat patients with urinary stone disease, including: ureteral dilatation balloons used to dilate strictures or openings for scope access; stone baskets used to manipulate or remove stones; intracorporeal shock wave lithotripsy devices and holmium laser systems used to disintegrate stones; ureteral stents implanted temporarily in the urinary tract to provide short-term or long-term drainage; and a wide variety of guidewires used to gain access to specific sites. We have also developed other devices to aid in the diagnosis and treatment of bladder cancer and bladder obstruction.

Prostate Intervention

We currently market electro-surgical resection devices designed to resect large diseased tissue sites for the treatment of benign prostatic hyperplasia (BPH). We also market disposable needle biopsy devices, designed to take core prostate biopsy samples. In June 2007, we purchased Celsion Corporation’s Prolieve® Thermodilatation System, a transurethral microwave thermotherapy system for the treatment of BPH, which we had previously distributed for Celsion. In addition, we distribute and market the DuoTome™ SideLite™ holmium laser treatment system for treatment of symptoms associated with BPH.

Pelvic Floor Reconstruction and Urinary Incontinence

We market a line of less-invasive devices to treat female pelvic floor conditions in the areas of stress urinary incontinence and pelvic organ prolapse. These devices include a full line of mid-urethral sling products, sling materials, graft materials, suturing devices and injectables. We have exclusive U.S. distribution rights to the Coaptite® Injectable Implant, a next-generation bulking agent, for the treatment of stress urinary incontinence.

Gynecology

We also market other products in the area of women’s health. Our Hydro ThermAblator® System offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding.

Oncology

In 2007, we marketed a broad line of products designed to treat, diagnose and palliate various forms of benign and malignant tumors. Our suite of products includes microcatheters, embolic agents and coils designed to restrict blood supply to targeted sites, as well as radiofrequency-based therapeutic devices for the ablation of various forms of soft tissue lesions (tumors). Also included in our oncology portfolio during 2007 was a complete line of venous access products, used for infusion therapy. In February 2008, we sold our Venous Access franchise, as well as our Fluid Management business to Avista Capital Partners. In the first quarter of 2008, we began integrating our remaining Oncology franchises into other business units. We incorporated our Radiofrequency Tumor Ablation franchise into our Endoscopy business; our Peripheral Embolization franchise into our Neurovascular business; and our Non-Vascular Intervention franchise into our Peripheral Interventions business, which is part of our Cardiovascular business group.

Neuromodulation

Pain Management

We market the Precision® Spinal Cord Stimulation (SCS) System for the treatment of chronic pain of the lower back and legs. This system delivers advanced pain management by applying a small electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a patient-directed fitting system for fast and effective programming. The Precision System is also being assessed for use in treating sources of other peripheral pain.  In July 2007, we launched our new Precision Plus™ SCS System, the world’s smallest rechargeable SCS neuromodulation device for the treatment of chronic pain of the trunk, back and limbs.

Cochlear Implants

In 2007, we developed and marketed in the U.S., Europe and Japan the HiResolution® 90K Cochlear Implant System to restore hearing to the profoundly deaf. We also offered our next-generation cochlear implant technology, the Harmony™ HiResolution Bionic Ear System. In January 2008, we sold a controlling interest in our Auditory business and drug pump development program to the principal former shareholders of Advanced Bionics Corporation.  We retained and continue to operate the Pain Management business and emerging indications development program acquired with Advanced Bionics in 2004.

Marketing and Sales

A dedicated sales force of approximately 2,200 individuals in approximately 45 countries internationally, and over 3,700 individuals in the U.S. marketed our products worldwide as of December 31, 2007. Sales in countries where we have direct sales organizations accounted for approximately 94 percent of our net sales during 2007. A network of distributors and dealers who offer our products worldwide accounts for our remaining sales. We will continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We also have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks.

In 2007, we sold our products to over 10,000 hospitals, clinics, outpatient facilities and medical offices. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2007. However, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.

We also distribute certain products for third parties, including an introducer sheath and certain guidewires, various graft materials, and pneumatic and laser lithotripters for use in connection with urology and gynecology procedures. Employing our sales and marketing strength, we expect to continue to seek new opportunities for distributing complementary products as well as new technologies.

International Operations

Internationally, during 2007, we operated through three business units divided among the geographic regions of Europe, Asia Pacific and Inter-Continental. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. After our acquisition of Guidant, we integrated Guidant’s international sales operations into our geographic regions. Consistent with our geographic focus, the Guidant CRM business became a business unit within each country organization across Europe, Asia Pacific and Inter-Continental. In the first quarter of 2008, we began operating through two international business units:  EMEA, consisting of Europe, Middle East and Africa; and Inter-Continental, consisting of Japan, Asia Pacific, Canada and Latin America. This reorganization is designed to allow for better leverage of infrastructure and resources as well as restored competitiveness.

International sales accounted for approximately 41 percent of our net sales in 2007. Net sales and operating income attributable to our 2007 geographic regions are presented in Note P—Segment Reporting to our 2007 consolidated financial statements included in Item 8 of this Form 10-K.

We have five international manufacturing facilities in Ireland, one in Costa Rica and one in Puerto Rico. Presently, approximately 22 percent of our products sold worldwide are manufactured at these facilities. We also maintain an international research and development facility in Ireland, a training facility in Tokyo, Japan, and a training and research and development center in Miyazaki, Japan. Through April of 2008, we will continue to share a training facility with Abbott in Brussels, Belgium, and will then move to our own international training facility in Paris, France.

Manufacturing and Raw Materials

We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect our operations and financial condition, particularly materials or components related to our TAXUS® and PROMUS™ drug-eluting coronary stent systems and our CRM products.

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

In order to strengthen our corporate-wide quality controls, we established Project Horizon, a corporate-wide cross-functional initiative to improve and harmonize our overall quality processes and systems. As part of Project Horizon, we made modifications to our management controls, process validation, corrections and removals, distribution and product control, corrective and preventive actions, and complaint management systems.  Project Horizon resulted in the reallocation of internal employee and management resources to quality initiatives, as well as incremental spending, resulting in adjustments to product launch schedules of certain products and the decision to discontinue certain other product lines over time. Project Horizon ended as a formal program on December 31, 2007 and we transferred all open projects to sustaining organizations. We have since implemented the Quality Master Plan to drive continuous improvement in compliance and quality performance. In addition, our Board of Directors has created a Compliance and Quality Committee to monitor our compliance and quality initiatives. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.” This personal commitment connects our people with the vision and mission of Boston Scientific.

We believe we have identified solutions to the quality issues cited by the FDA, and continue to make progress in transitioning our organization to implement those solutions. We engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We completed substantially all of these third-party audits during 2007 and, in February 2008, the FDA commenced its reinspection of certain of our facilities. We believe that these reinspections represent a critical step toward the resolution of the corporate warning letter.

In addition, in August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our abdominal aortic aneurysm (AAA) program acquired from TriVascular, Inc. We are taking corrective action and have made certain commitments to the FDA regarding the conduct of our clinical trials.  We terminated the TriVascular AAA program in 2006 and do not believe the recent warning letter will have an impact on the timing of the resolution of our corporate warning letter.

We are committed to providing high quality products to our customers. To meet this commitment, we have implemented updated quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the quality system regulations of the FDA with respect to products sold in the U.S. Many of our operations are certified under ISO 9001, ISO 9002, ISO 13485, ISO 13488, EN 46001 and EN 46002 international quality system standards. ISO 9002 requires, among other items, an implemented quality system that applies to component quality, supplier control and manufacturing operations. In addition, ISO 9001 and EN 46001 require an implemented quality system that applies to product design. These certifications can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of these certifications requires that these facilities undergo periodic re-examination.

We maintain an ongoing initiative to seek ISO 14001 certification at our plants around the world. ISO 14001, the environmental management system standard in the ISO 14000 series, provides a voluntary framework to identify key environmental aspects associated with our businesses. We engage in continuous environmental performance improvement around these aspects. At present, nine of our manufacturing and distribution facilities have attained ISO 14001 certification. We expect to continue this initiative until each of our manufacturing facilities, including those we acquire, becomes certified.

Competition

We encounter significant competition across our product lines and in each market in which we sell our products from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors have historically included Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.), as well as a wide range of companies that sell a single or limited number of competitive products or participate in only a specific market segment. Since we acquired Guidant, Abbott has become a primary competitor of ours in the interventional cardiology market and we now compete with St. Jude Medical, Inc. in the CRM and neuromodulation markets. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

We believe that our products compete primarily on their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, including ease of use, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, clinical outcomes, reliability and efficiency. We believe that our continued competitive success will depend upon our ability to create or acquire scientifically advanced technology, apply our technology cost-effectively and with superior quality across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, continually enhance our quality systems, manufacture and successfully market our products either directly or through outside parties and supply sufficient inventory to meet customer demand.

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

In the U.S., permission to distribute a new device generally can be met in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to PMA (i.e., the “predicate” device). An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent.

The second process requires the submission of an application for PMA to the FDA to demonstrate that the device is safe and effective for its intended use as manufactured. This approval process applies to certain class III devices. In this case, two steps of FDA approval are generally required before marketing in the U.S. can begin. First, we must comply with the applicable IDE regulations in connection with any human clinical investigation of the device in the U.S. Second, the FDA must review our PMA application, which contains, among other things, clinical information acquired under the IDE. The FDA will approve the PMA application if it finds that there is a reasonable assurance that the device is safe and effective for its intended purpose.

The third process requires that an application for a Humanitarian Device Exemption (HDE) be made to the FDA for the use of a Humanitarian Use Device (HUD). A HUD is intended to benefit patients by treating or diagnosing a disease or condition that affects, or is manifested in, fewer than 4,000 individuals in the U.S. per year. The application submitted to the FDA for an HDE is similar in both form and content to a PMA application, but is exempt from the effectiveness requirements of a PMA. This approval process demonstrates there is no comparable device available to treat or diagnose the condition, the device will not expose patients to unreasonable or significant risk, and the benefits to health from use outweigh the risks. The HUD provision of the regulation provides an incentive for the development of devices for use in the treatment or diagnosis of diseases affecting small patient populations.

The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.

In the European Union, we are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with other foreign regulations such as the requirement that we obtain Ministry of Health, Labor and Welfare approval before we can launch new products in Japan. The time required to obtain these foreign approvals to market our products may vary from U.S. approvals, and requirements for these approvals may differ from those required by the FDA.

We are also subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that compliance with environmental laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business. We are also certified with respect to the enhanced environmental FTSE4Good criteria and are a constituent member of the London Stock Exchange’s FTSE4Good Index, which recognizes companies that meet certain corporate responsibility standards.

In 2007, we were recognized for environmental stewardship, winning a Leadership in Energy and Environmental Design (LEED) award for our new research and development facility in Maple Grove, Minnesota.  We also expect to receive LEED awards for renovation projects that have been completed at our Marlborough and Quincy facilities in Massachusetts.

In early 2007, we joined the U.S. Climate Action Partnership (USCAP).  USCAP is a diverse group of 27 major businesses and six environmental non-governmental organizations with a commitment to work with Congress and the President to rapidly enact legislation that would significantly slow, stop and reverse the growth of greenhouse gas emissions.

Third-Party Coverage and Reimbursement

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be covered automatically by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.

Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as Japan, Europe and other international markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. At December 31, 2007, we held approximately 6,700 U.S. patents (many of which have foreign counterparts) and had more than 10,500 patent applications pending worldwide that cover various aspects of our technology. The divestiture of certain of our businesses in the first quarter of 2008 reduced our portfolio of U.S. patents to approximately 6,200 and U.S. patents pending to 10,200. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which we compete. We have defended, and will continue to defend, ourself against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, which could have a material adverse effect on our business. Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation. Settlement may include cross licensing of the patents that are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.

See Item 3. Legal Proceedings and Note L—Commitments and Contingencies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for a further discussion of patent and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note L, which, individually or in the aggregate, could have a material effect on our financial condition, results of operations and liquidity.

Risk Management

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. In the normal course of business, product liability and securities claims are asserted against us. Product liability and securities claims may be asserted against us in the future related to unknown events at the present time. We are substantially self-insured with respect to general and product liability claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our business. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated general, product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Employees

As of December 31, 2007, we had approximately 27,500 employees, including approximately 13,700 in operations; 1,900 in administration; 4,900 in clinical, regulatory and research and development; and 7,000 in selling, marketing, distribution and related administrative support. Of these employees, we employed approximately 9,200 outside the U.S., approximately 5,500 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel. In October 2007, we committed to an expense and headcount reduction plan, which will result in the elimination of approximately 2,300 positions worldwide.  More than half of the employees impacted by the head count reduction plan were notified in the fourth quarter of 2007, and effectively ceased providing services to us; however due to certain notification period requirements, many of the impacted employees did not terminate employment with us until January 2008.   As of January 31, 2008, as a result of these employment terminations and the divestiture of certain of our businesses, we had approximately 24,500 employees.

Seasonality

Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC. Our Corporate Governance Guidelines and Code of Conduct, which applies to all of our directors, officers and employees, including our Board of Directors, Chief Executive Officer, Chief Financial Officer and Corporate Controller, are also available on our website, along with any amendments to those documents. Any amendments to or waivers for executive officers or directors of our Code of Conduct will be disclosed on our website promptly after the date of any such amendment or waiver. Printed copies of these posted materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or connected to our website is not incorporated by reference into this Form 10-K.

Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance,; our growth strategy; the effectiveness of our restructuring, expense and head count reduction initiatives; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts; product development and new product launches; our market position and competitive changes in the marketplace for our products; the effect of new accounting pronouncements; the outcome of matters before taxing authorities; intellectual property and litigation matters; our  capital needs and expenditures; our ability to meet the financial covenants required by our term loan and revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants; and potential acquisitions and divestitures. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at this time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

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

•
Our ability to launch our next-generation drug-eluting stent system, the TAXUS® Liberté® coronary stent system, in the U.S., subject to regulatory approval, and to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our share of the worldwide drug-eluting stent market, the impact of concerns relating to late stent thrombosis on the size of the coronary stent market, the distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices;

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, our ability to adequately address concerns regarding the perceived risk of late stent thrombosis, and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	The penetration rate of drug-eluting stent technology in the U.S. and international markets;

•
Our ability to leverage our position as an early entrant in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to respond to the challenges presented as additional competitors enter the U.S. drug-eluting stent market;

•	Changes in FDA clinical trial and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approval and compliance;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions;

•	Our ability to retain key members of our cardiology sales force and other key personnel; and

•
Our ability to manage the mix of our PROMUS™ stent system revenue relative to our total drug-eluting stent revenue and to launch a next-generation everolimus-eluting stent system with profit margins more comparable to our TAXUS® stent system, and to maintain our overall profitability as a percentage of revenue.

CRM Business

•	Our estimates for the worldwide CRM market, the recovery of the CRM market to historical growth rates and our ability to increase CRM net sales;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our LATITUDE® Patient Management System and next-generation pulse generator platform;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•
Our ability to launch various products utilizing our next-generation CRM pulse generator platform in the U.S. over the next 12 to 24 months and to expand our CRM market position through reinvestment in our CRM products and technologies;

•	Our ability to retain key members of our CRM sales force and other key personnel;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies;

•	Our ability to continue to implement a direct sales model for our CRM products in Japan; and

•	Our ability to avoid disruption in the supply of certain components or materials or to quickly secure additional or replacement components or materials on a timely basis.

Litigation and Regulatory Compliance

•
Any conditions imposed in resolving, or any inability to resolve, our corporate warning letter or other FDA matters, as well as risks generally associated with our regulatory compliance and quality systems;

•	Our ability to minimize or avoid future FDA warning letters or field actions relating to our products;

•	The effect of our litigation; risk management practices, including self-insurance; and compliance activities on our loss contingencies, legal provision and cash flows;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

•	The on-going, inherent risk of potential physician advisories or field actions related to medical devices;

•	Costs associated with our on-going compliance and quality activities and sustaining organizations; and

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide.

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

•
Our ability to develop next-generation products and technologies within our drug-eluting stent and CRM businesses, as well as our ability to develop products and technologies successfully in addition to these technologies;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the acquisitions and other alliances we have consummated, including Guidant;

•
Our decision to exercise, or not to exercise, options to purchase certain companies with which we have alliances and our ability to fund with cash or common stock these and other acquisitions, or to fund contingent payments associated with these alliances;

•
Our ability to prioritize our internal research and development project portfolio and our external investment portfolio to keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of certain of these projects;

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.

International Markets

•	Dependency on international net sales to achieve growth;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as changes in reimbursement practices and policies; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.

Liquidity

•	Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments, as well as debt reduction over the next twelve months and beyond;

•
Our ability to maintain positive operating cash flow in 2008 and to generate sufficient cash flow to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our earnings and cash flows;

•	Our ability to recover substantially all of our deferred tax assets;

•	Our ability to access the public and private capital markets and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to regain investment-grade credit ratings and to remain in compliance with our financial covenants; and

•
Our ability to implement, fund, and achieve sustainable cost improvement measures, including our expense and head count reduction initiatives and restructuring program, that will better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives.

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

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including expense and head count reductions and our restructuring program, in order to streamline our operations and reduce our debt obligations.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually and the risk factors described in Item 1A under the heading “Risk Factors,” could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.

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

We derive a significant portion of our revenue from the sale of drug-eluting coronary stent systems and cardiac rhythm management (CRM) products. A decline in market size, a failure of market growth rates to return to historic levels, increased competition, supply interruption or product launch delays may materially adversely affect our results of operations, our financial position, including our goodwill balances, or financial condition.

Drug-eluting coronary stent revenues represented approximately 21 percent of our consolidated net sales during the year ended December 31, 2007. Our U.S. TAXUS® sales declined in 2007 relative to prior years, due in part to a decline in the U.S. market size attributable to recent uncertainty regarding the perceived risk of late stent thrombosis following the use of drug-eluting stents. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent. In addition, a decline in the overall percutaneous coronary intervention market contributed to the decline in our TAXUS stent system sales in 2007. There can be no assurance that these concerns will be alleviated in the near term or that drug-eluting stent penetration rates or the size of the U.S. drug-eluting stent market will return to previous levels. In 2007, our TAXUS stent system and Johnson & Johnson’s CYPHER® stent system were the only two drug-eluting stents available in the U.S. market. In February 2008, Medtronic received FDA approval for its Endeavor® drug-eluting stent system.  We expect our share of the drug-eluting stent market, as well as unit prices, to continue to be adversely affected as additional significant competitors enter the drug-eluting stent market, including Abbott’s anticipated launch of the XIENCE™ V everolimus-eluting stent system in the first half of 2008. Abbott currently sells its XIENCE V stent system in competition with us in certain international markets.

The manufacture of our TAXUS coronary stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand, as well as disruptions associated with our TAXUS stent manufacturing process, may impact our inventory levels. Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, which may adversely impact our results from operations. We share with Abbott rights to everolimus-eluting stent technology, including its XIENCE V everolimus-eluting stent program. As a result of our sharing arrangements, we are reliant on Abbott’s regulatory and clinical activities and on their continued supply of both PROMUS™ everolimus-eluting stent systems and certain components utilized in our drug-eluting stent research and development programs. Delays in receipt of regulatory approvals for the XIENCE V stent system, receipt of insufficient quantities of the PROMUS stent system from Abbott, material nonacceptance of these stents in the marketplace, or disruption in our supply of components (including everolimus) for research and development could adversely affect our results of operations, as well as our ability to effectively differentiate ourselves from our competitors in the drug-eluting stent market as the leading competitor with two drug-eluting stent programs.

During 2007 and 2006, the operating and financial performance of our CRM business was adversely impacted by various ICD and pacemaker system field actions in the industry and a corresponding reduction in CRM market growth rates. The worldwide CRM market growth rate, including the growth rate of the U.S. ICD market, declined during 2007; these growth levels are below those experienced in recent years. The U.S. ICD market represents approximately 40 percent of the worldwide CRM market. There can be no assurance that the CRM market will return to its historical growth rate or that we will be able to regain CRM market share lost due to contraction of the market or increase net sales in a timely manner, if at all.

Because we derive a significant amount of our revenues from our cardiovascular businesses, changes in market or regulatory conditions that impact that business or our inability to develop non-cardiovascular products, could have a material adverse effect on our business, financial condition or results of operations.

During 2007, we derived approximately 79 percent of our net sales from our cardiovascular group, which includes our Interventional Cardiology, CRM and Cardiovascular businesses. As a result, our sales growth and profitability from our cardiovascular businesses may be limited by risks and uncertainties related to market or regulatory conditions that impact those businesses.  If the worldwide CRM market and the U.S. ICD market do not return to their historical growth rates or we are unable to regain CRM market share or increase CRM net sales, it may adversely affect our business, financial condition or results of operations.  Revenue from drug-eluting coronary stent systems represented approximately 24 percent of our consolidated net sales for 2007.  If the decline in U.S. drug-eluting stent market penetration rates attributable to concerns regarding the perceived risk of late stent thrombosis following the use of drug-eluting stents or the declines in overall percutaneous coronary intervention volumes continue, there can be no assurance that the drug-eluting stent market will recover to previous levels, which may have a material adverse effect on our business.  Similarly, our inability to develop products and technologies successfully in addition to our drug-eluting stent and CRM technologies could further expose us to fluctuations and uncertainties in these markets.

We may be unable to resolve issues related to our FDA warning letters in a timely manner, which could delay the production and sale of our products and have a material adverse impact on our business, financial condition and results of operations.

We are currently taking remedial action in response to certain deficiencies of our quality systems as cited by the FDA in its warning letters to us. On January 26, 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve PMA applications for our class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. If we are unable to resolve the issues raised by the FDA in its warning letters to the satisfaction of the FDA on a timely basis, we may not be able to launch our new class III devices as planned, including the anticipated U.S. launch of our Taxus® Liberté® drug-eluting stent system, which may weaken our competitive position in the drug-eluting stent market.

In addition, in August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our TriVascular abdominal aortic aneurysm (AAA) program. We are taking corrective action and have made certain commitments to the FDA regarding the conduct of our clinical trials. We terminated the TriVascular AAA program in 2006 and do not believe the recent warning letter will have an impact on the timing of the resolution of our corporate warning letter.

We may face enforcement actions in connection with these FDA warning letters, including injunctive relief, consent decrees or civil fines. While we are working with the FDA to resolve these issues, this work has required and will continue to require the dedication of significant incremental internal and external resources and has resulted in adjustments to the product launch schedules of certain products and the decision to discontinue certain other product lines over time.  There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. In addition, if our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts and the FDA may take further regulatory actions against us including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products, assessing civil monetary penalties or imposing a consent decree on us, which could result in further regulatory constraints, including the governance of our quality system by a third party. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

We are subject to extensive medical device regulation, which may impede or hinder the approval process for our products and, in some cases, may not ultimately result in approval or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time;
•	require the expenditure of substantial resources;
•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance requirements;
•	require changes to the products; and
•	result in limitations on the indicated uses of the products.

Countries around the world have recently adopted more stringent regulatory requirements that are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances from the FDA for new products or modifications to existing products on a timely basis or that any FDA approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

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

We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition and results of operations.

As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation (QSR) requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In the European Community, we are required to maintain certain ISO certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications.

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

We may not effectively be able to protect our intellectual property rights, which could have an adverse effect on our business, financial condition or results of operations.

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

Several third parties have asserted that our current and former stent systems or other products infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of these proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products. In addition, damage awards related to historical sales could be material.

Patents and other proprietary rights are and will continue to be essential to our business, and our ability to compete effectively with other companies will be dependent upon the proprietary nature of our technologies. We rely upon trade secrets, know-how, continuing technological innovations, strategic alliances and licensing opportunities to develop, maintain and strengthen our competitive position. We pursue a policy of generally obtaining patent protection in both the U.S. and abroad for patentable subject matter in our proprietary devices and attempt to review third-party patents and patent applications to the extent publicly available in order to develop an effective patent strategy, avoid infringement of third-party patents, identify licensing opportunities and monitor the patent claims of others. We currently own numerous U.S. and foreign patents and have numerous patent applications pending. We also are party to various license agreements pursuant to which patent rights have been obtained or granted in consideration for cash, cross-licensing rights or royalty payments. No assurance can be made that any pending or future patent applications will result in the issuance of patents, that any current or future patents issued to, or licensed by, us will not be challenged or circumvented by our competitors, or that our patents will not be found invalid.

In addition, we may have to take legal action in the future to protect our patents, trade secrets or know-how or to assert them against claimed infringement by others. Any legal action of that type could be costly and time consuming and no assurances can be made that any lawsuit will be successful. We are generally involved as both a plaintiff and a defendant in a number of patent infringement and other intellectual property-related actions. We are involved in numerous patent-related claims with our competitors, including Johnson & Johnson and Medtronic, Inc.

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

We are currently the subject of numerous product liability claims and other litigation, including private securities litigation and shareholder derivative suits including, but not limited to, the claims and litigation described under Item 3. Legal Proceedings. Our efforts to settle product liability cases, including Guidant litigation, may not be successful.

The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are substantially self-insured with respect to general and product liability claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

We may not be successful in our strategic acquisitions of, investments in or alliances with, other companies and businesses, which have been a significant source of historical growth for us.

Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. Many of these alliances involve equity investments and some give us the option to acquire the other company or assets of the other company in the future. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future. These acquisitions, investments and alliances have been significant sources of growth for us. The success of any acquisition, investment or alliance that we may undertake will depend on a number of factors, including:

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

As part of our efforts to reduce expenses, improve our operating cost structure and better position ourselves competitively, we are implementing several expense reduction measures. These cost reduction initiatives include cost improvement measures designed to better align operating expenses with expected revenue levels, resource reallocations, head count reductions, the sale of certain non-strategic assets and efforts to streamline our business, among other actions.  These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity.  We may be unable to attract or retain key personnel.  Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, financial condition and results of operations.  In addition, our head count reductions may subject us to the risk of litigation, which could result in substantial cost.  Moreover, our expense reduction programs could result in current period charges and expenses that could impact our operating results.  We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

We have decided to divest certain non-strategic assets.  These divestitures could pose significant risks and may materially adversely affect our business, financial condition and operating results.

We have divested certain non-strategic assets, including our Auditory, Cardiac Surgery, Vascular Surgery, Fluid Management and Venous Access businesses, and continue to seek to identify other non-strategic assets for sale.  Divestitures of businesses may involve a number of risks, including the diversion of management and employee attention, significant costs and expenses, the loss of customer relationships, revenues and earnings associated with the divested business, and the disruption of operations in the affected business.  In addition, divestitures involve significant post-closing separation activities through transition service arrangements, which could involve the expenditure of significant financial and employee resources and under which we will be reliant on third parties for the provision of significant services.  Our inability to effectively consummate identified divestitures or manage the post-separation transition arrangements could adversely affect our business, financial condition and results of operations.

We incurred substantial indebtedness in connection with our acquisition of Guidant and if we are unable to manage our debt levels, it could have an adverse effect on our financial condition or results of operations.

We had total debt of $8.189 billion at December 31, 2007, attributable in large part to our acquisition of Guidant. We will be required to use a significant portion of our operating cash flows to reduce our outstanding debt obligations over the next several years. We are examining all of our operations in order to identify cost improvement measures that will better align operating expenses with expected revenue levels and cash flows, and have decided to sell certain non-strategic assets and have implemented other strategic initiatives to generate proceeds that would be available for debt repayment.  There can be no assurance that these initiatives will be effective in reducing expenses sufficiently to enable us to repay our indebtedness.  Our term loan and revolving credit facility agreement contains financial covenants that require us to maintain specified financial ratios. If we are unable to maintain these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all.

Our credit ratings are currently below investment grade, which could have an adverse impact on our ability to borrow funds or issue debt securities in the public capital markets.

During the third quarter of 2007, our credit ratings from Standard & Poor’s Rating Services and Fitch Ratings were downgraded to BB+, and our credit rating from Moody’s Investor Service was downgraded to Ba1. All of these are below investment grade ratings and the ratings outlook by all three rating agencies is currently negative.  These credit rating changes and our inability to regain investment grade credit ratings could increase the cost of borrowing funds in the future on terms reasonably acceptable to us.

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and divisions, particularly in our drug-eluting stent and CRM programs. We expect to launch our TAXUS® Liberté® coronary stent system in the U.S. in the second half of 2008, subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System and our next-generation CRM pulse generator platform. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent and CRM markets may be materially adversely impacted.

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

The medical device market is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors have historically included Johnson & Johnson (including its subsidiary, Cordis Corporation) and Medtronic, Inc. (including its subsidiary, Medtronic AVE, Inc.). Through our acquisition of Guidant, Abbott has become a primary competitor of ours in the interventional cardiology market and we now compete with St. Jude Medical, Inc. in the CRM and neuromodulation markets. In addition, we face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate in only a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the drug-eluting stent and CRM markets, may make our products or proposed products obsolete or less competitive and may negatively impact our revenues. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

Because we derive a significant amount of our revenues from international operations and a significant percentage of our future growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

Sales outside the U.S. accounted for approximately 41 percent of our net sales in 2007. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our sales growth and profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, exchange rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. Further, some emerging markets rely on the FDA’s Certificate for Foreign Government (CFG) in lieu of their own regulatory approval requirements. Our  FDA corporate warning letter prevents our ability to obtain CFGs; therefore, our ability to market new products or renew marketing approvals in countries that rely on CFGs will continue to be impacted until the corporate warning letter is revolved. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

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

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, or other international countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures could have a material adverse effect on our business, financial condition or results of operations.

Major third-party payors for hospital services in the U.S. and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and has shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products. In light of Guidant’s product recalls, third-party payors may seek claims and further recourse against us for the recalled defibrillator and pacemaker systems for which Guidant had previously received reimbursement.

Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms initiated by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and may adversely impact our business, financial condition or results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.       PROPERTIES

Our world headquarters are located in Natick, Massachusetts. We have regional headquarters located in Tokyo, Japan and Paris, France. As of December 31, 2007, our manufacturing, research, distribution and other key facilities totaled more than 10 million square feet, of which more than seven million square feet were owned by us and the balance under lease arrangements. As of December 31, 2007, our principal manufacturing and technology centers were located in Massachusetts, Indiana, Minnesota, New Jersey, Florida, California, New York, Utah, Washington, Puerto Rico, Ireland, Costa Rica and Japan, and our principal distribution centers were located in Massachusetts, The Netherlands and Japan. As of December 31, 2007, we maintained 37 manufacturing, distribution and technology centers, 26 in the U.S., one in Puerto Rico, five in Ireland, one in Costa Rica, two in The Netherlands and two in Japan. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. In addition, we share a training facility in Brussels, Belgium with Abbott and are currently building our own international training institute in Paris, France, which is scheduled to open in the first half of 2008. The following is a summary of our facilities (in square feet):

	Total Space	Owned	Leased
Domestic	8,006,000	5,912,000	2,094,000
Foreign	2,769,000	1,386,000	1,383,000
Total	10,775,000	7,298,000	3,477,000

ITEM 3.       LEGAL PROCEEDINGS

See Note L—Commitments and Contingencies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.       MARKET FOR THE COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol "BSX." Our annual CEO certification for the previous year has been submitted to the NYSE.

The following table provides the market range for our common stock for each of the last eight quarters based on reported sales prices on the NYSE.

	High	Low
2007
First Quarter	$18.59	$14.22
Second Quarter	16.67	14.59
Third Quarter	15.72	12.16
Fourth Quarter	15.03	11.47

2006
First Quarter	$26.48	$20.90
Second Quarter	23.30	16.65
Third Quarter	17.75	14.77
Fourth Quarter	17.18	14.65

We have not paid a cash dividend during the past two years. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.

At February 20, 2008, there were 15,182 record holders of our common stock.

The closing price of our common stock on February 20, 2008 was $12.61.

We did not repurchase any of our common stock in 2007 or 2006. We repurchased approximately 25 million shares of our common stock at an aggregate cost of $734 million in 2005. There are approximately 37 million remaining shares authorized for purchase under our share repurchase program. We currently do not anticipate material repurchases in 2008.

Stock Performance Graph

The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on January 1, 2003, and that all dividends were reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

Among Boston Scientific Corporation, The S&P 500 Index
And The S&P Health Care Equipment Index

Dollar Value
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/02
12/03
12/04
12/05
12/06
12/07
Date
Boston Scientific Corporation
S&P 500
S&P Health Care Equipment

Copyright © 2008, Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/S&P.htm

ITEM 6.        SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)

Operating Data

Year Ended December 31,	2007	2006	2005	2004	2003
Net sales	$8,357	$7,821	$6,283	$5,624	$3,476
Gross profit	6,015	5,614	4,897	4,332	2,515
Selling, general and administrative expenses	2,909	2,675	1,814	1,742	1,171
Research and development expenses	1,091	1,008	680	569	452
Royalty expense	202	231	227	195	54
Amortization expense	641	530	152	112	89
Purchased research and development	85	4,119	276	65	37
Restructuring charges	176
Litigation-related charges	365		780	75	15
Loss on assets held for sale	560
Total operating expenses	6,029	8,563	3,929	2,758	1,818
Operating (loss) income	(14)	(2,949)	968	1,574	697
(Loss) income before income taxes	(569)	(3,535)	891	1,494	643
Net (loss) income	(495)	(3,577)	628	1,062	472

Net (loss) income per common share
Basic	$(0.33)	$(2.81)	$0.76	$1.27	$0.57
Assuming dilution	$(0.33)	$(2.81)	$0.75	$1.24	$0.56

Weighted-average shares outstanding — basic	1,486.9	1,273.7	825.8	838.2	821.0
Weighted-average shares outstanding — assuming dilution	1,486.9	1,273.7	837.6	857.7	845.4

Balance Sheet Data

As of December 31,	2007	2006	2005	2004	2003
Cash, cash equivalents and marketable securities	$1,452	$1,668	$848	$1,640	$752
Working capital*	2,671	3,399	1,152	684	487
Total assets	31,197	30,882	8,196	8,170	5,699
Borrowings (long-term and short-term)	8,189	8,902	2,020	2,367	1,725
Stockholders’ equity	15,097	15,298	4,282	4,025	2,862
Book value per common share	$10.12	$10.37	$5.22	$4.82	$3.46

*
In 2007, certain assets and liabilities were reclassified to “Assets held for sale” and “Liabilities associated with assets held for sale” captions in our consolidated balance sheets. These assets and liabilities are labeled as ‘current’ to give effect to the short term nature of those assets and liabilities that were divested in the first quarter of 2008 in connection with the sale certain of our businesses. We have reclassified 2006 balances for comparative purposes, both on the face of the consolidated balance sheets, and in the working capital metric above. We have not restated working capital for 2005 or prior periods, as we did not have assets and liabilities held for sale prior to 2006, nor are they presented on the face of the consolidated balance sheets.

We paid a two-for-one stock split in the form of a 100 percent stock dividend on November 5, 2003. All information above pertaining to 2003 above has been restated to reflect the stock split.

See also the notes to our consolidated financial statements included in Item 8.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. We accomplish this mission through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. Our approach to innovation combines internally developed products and technologies with those we obtain externally through our acquisitions and alliances. The growth and success of our organization is dependent upon the shared values of our people. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.” This personal commitment connects our people with the vision and mission of Boston Scientific.

Our management’s discussion and analysis (MD&A) begins with an executive summary that outlines financial highlights of 2007 and identifies key trends that impacted operating results during the year. We supplement this summary with an in-depth look at the major issues we believe are most relevant to our current and future prospects. We follow this discussion with an examination of the material changes in our operating results for 2007 as compared to 2006 and for 2006 as compared to 2005. We then provide an examination of liquidity, focusing primarily on material changes in our operating, investing and financing cash flows, as depicted in our consolidated statements of cash flows included in Item 8 of this Form 10-K, and the trends underlying these changes. Finally, the MD&A provides information on our critical accounting policies.

On April 21, 2006, we consummated our acquisition of Guidant Corporation. With this acquisition, we have become a major provider in the $10 billion global Cardiac Rhythm Management (CRM) market, enhancing our overall competitive position and long-term growth potential, and further diversifying our product portfolio. The acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. As a result of the acquisition, we now manufacture a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including tachycardia (abnormally fast or chaotic heart rhythms), bradycardia (slow or irregular heart rhythms), and heart failure (the heart’s inability to pump effectively). These devices include implantable cardioverter defibrillator (ICD) and pacemaker systems. In addition, we acquired Guidant’s Cardiac Surgery business, which produces cardiac surgery systems to perform cardiac surgical ablation, endoscopic vessel harvesting and clampless beating-heart bypass surgery. We divested the Cardiac Surgery business in a separate transaction in 2008; see Strategic Initiatives within the Executive Summary that follows for more information on this and our other business divestitures. We also now share certain drug-eluting technology with Abbott Laboratories, which gives us access to a second drug-eluting stent program, and complements our TAXUS® stent system program. See Note C - Acquisitions to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for further details on the Guidant acquisition and Abbott transaction.

Our operating results for the year ended December 31, 2007 include a full year of results of our CRM and Cardiac Surgery businesses that we acquired from Guidant. Our operating results for the year ended December 31, 2006 include the results of the CRM and Cardiac Surgery businesses beginning on the date of acquisition. We have included supplemental pro forma financial information in Note C – Acquisitions to our 2007 consolidated financial statements included in Item 8 of this Form 10-K, which gives effect to the acquisition as though it had occurred at the beginning of 2006 and 2005.

Executive Summary

Financial Highlights and Trends

Our net sales in 2007 increased to $8.357 billion from $7.821 billion in 2006, an increase of $536 million or 7 percent. Our reported net loss for 2007 was $495 million, or $0.33 per diluted share, on approximately 1.5 billion weighted-average shares outstanding, as compared to a net loss for 2006 of $3.577 billion, or $2.81 per diluted share, on approximately 1.3 billion weighted-average shares outstanding. Our reported results included acquisition-, divestiture-, litigation- and restructuring-related charges2 (after tax) of $1.092 billion, or $0.73 per diluted share in 2007, as compared to acquisition-related charges (after tax) of $4.566 billion, or $3.58 per diluted share, in 2006.  Cash provided by operating activities was $934 million in 2007 as compared to $1.845 billion in 2006.

The increase in our net sales for 2007 was driven primarily by our 2006 acquisition of Guidant. Worldwide sales of our CRM business increased to $2.124 billion from $1.371 billion in 2006, an increase of $753 million or 55 percent, on an as reported basis. On a pro forma basis, including the acquired CRM business for the entire year in 2006, CRM revenue increased $98 million, or five percent. The increase was a result of growth in the size of the worldwide markets for both ICD and pacemaker systems. We estimate that the size of the combined worldwide CRM market increased six percent in 2007, as compared to 2006.

Partially offsetting increases in sales of our CRM products was a decrease in our coronary stent system sales. Worldwide sales of our coronary stent systems in 2007 were $2.027 billion, as compared to $2.506 billion in 2006, a decrease of $479 million or 19 percent. The deterioration was driven by decreases in sales of our drug-eluting coronary stent systems, attributable primarily to a decline in the worldwide drug-eluting stent market size. Uncertainty regarding the perceived risk of late stent thrombosis3 following the use of drug-eluting stents has resulted in lower procedural volumes and contributed to the overall decline. During 2007, we successfully launched our TAXUS® Express2™ drug-eluting coronary stent system in Japan, and have achieved a leadership position within the worldwide drug-eluting stent market.

During 2007, worldwide sales from our Endosurgery businesses increased to $1.479 billion from $1.346 billion in 2006, an increase of 10 percent. Further, our Neuromodulation business generated $317 million in net sales during 2007, as compared to $234 million in 2006, an increase of 36 percent.

At December 31, 2007, we had total debt of $8.189 billion, cash and cash equivalents of $1.452 billion and working capital of $2.671 billion. During 2007, we prepaid $750 million of debt and prepaid an additional $200 million in January 2008. We expect to make a further payment of $425 million before the end of the first quarter of 2008 and expect to continue to use a significant portion of our future operating cash flows over the next several years to reduce our debt obligations.

Strategic Initiatives

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value,

[2]
In 2007, these charges (after-tax) include: a $553 million charge associated with the write-down of goodwill in connection with business divestitures; a $294 million charge associated with on-going patent litigation; $131 million of restructuring-related charges associated with our expense and head count reduction initiatives; an $84 million charge for in-process research and development costs; and $30 million in charges related to our 2006 acquisition of Guidant. In 2006, these charges included: $4.477 billion in purchase price adjustments related to Guidant, associated primarily with a $4.169 billion charge for in-process research and development costs and a $169 million charge for the step-up value of Guidant inventory sold; $143 million in other costs related primarily to the Guidant acquisition; and a $54 million credit resulting primarily from the reversal of accrued contingent payments due to the cancellation of the abdominal aortic aneurysm (AAA) program that we obtained as part of our acquisition of TriVascular, Inc.

[3]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

including the restructuring of several of our businesses and the sale of five non-strategic businesses, as well as significant expense and head count reductions. Our goal is to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital and our people that are essential to our long-term success. We expect these initiatives to help provide better focus on our core businesses and priorities, which will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. Our plan is to reduce R&D and selling, general and administrative (SG&A) expenses by $475 million to $525 million against a $4.1 billion baseline, which represented our estimated annual R&D and SG&A expenses at the time we committed to these initiatives in 2007. This range represents the annualized run rate amount of reductions we expect to achieve as we exit 2008, as the implementation of these initiatives will take place throughout the year; however, we expect to realize the majority of these savings in 2008. In addition, we expect to reduce our R&D and SG&A expenses by an additional $25 million to $50 million in 2009.

Restructuring

In October 2007, our Board of Directors approved an expense and head count reduction plan, which we expect will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as a part of our initiatives to enhance short- and long-term shareholder value. We initiated activities under the plan in the fourth quarter of 2007 and expect to complete substantially all of these activities worldwide by the end of 2008.  As of December 31, 2007, we had completed more than half of the anticipated head count reductions. The plan also provides for the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model. We expect that the execution of this plan will result in total costs of approximately $425 million to $450 million. We recorded $205 million of these costs in the fourth quarter of 2007, and expect to record the remainder throughout 2008 and into 2009. We are recording these costs primarily as restructuring charges, with a portion recorded through other lines within our consolidated statements of operations.  Refer to Results of Operations and Note G - Restructuring to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information on these initiatives.

Divestitures

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our ongoing operations. Therefore, we initiated the process of selling these businesses in 2007, and completed the sale of these businesses in 2008, as discussed below. We received gross proceeds of approximately $1.3 billion from these divestitures, and estimate future tax payments of approximately $350 million associated with these transactions. The combined 2007 revenues generated from these businesses was $553 million, or seven percent of our net sales. Approximately 2,000 positions were eliminated in connection with our business divestitures.

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program to entities affiliated with the principal former shareholders of Advanced Bionics Corporation for an aggregate payment of $150 million.  In connection with the sale, we recorded a loss of $367 million (pre-tax) in 2007, attributable primarily to the write-down of goodwill.

In January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses for $750 million in cash. In connection with the sale, we recorded a loss of $193 million (pre-tax) in 2007, attributable primarily to the write-down of goodwill. In addition, we expect to record a tax expense of approximately $50 million in the first quarter of 2008 in connection with the closing of the transaction.

In February 2008, we completed the sale of our Fluid Management business and our Venous Access franchise, previously part of our Oncology business, for $425 million in cash.  We expect to record a pre-tax gain of approximately $230 million during the first quarter of 2008 associated with this transaction.

Refer to Note E – Assets Held for Sale to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information regarding these transactions.

In March 2007, we announced our intent to explore the benefits that could be gained from operating our Endosurgery group as a separately traded public company that would become a majority-owned subsidiary of Boston Scientific. In July 2007, we completed our exploration of an IPO of a minority interest in our Endosurgery group and determined that the group will remain wholly owned by Boston Scientific.

Monetization of Investments

During the second quarter of 2007, we announced our decision to monetize the majority of our investment portfolio in order to eliminate investments determined to be non-strategic. Following this decision, in 2007, we monetized several of our investments in, and notes receivable from, certain publicly traded and privately held companies. We received total gross proceeds of $243 million in 2007 from the sale of investments and collections of notes receivable. We intend to monetize the rest of our non-strategic portfolio investments over the next several quarters. The total carrying value of our portfolio of equity investments and notes receivable was $378 million as of December 31, 2007.  We believe that the fair value of our individual investments and notes receivable equals or exceeds their carrying values as of December 31, 2007; however, we could recognize losses as we monetize these investments depending on the market conditions for these investments at the time of sale and the net proceeds we ultimately receive. Refer to our Other, net discussion and Note F – Investments and Notes Receivable to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information on our investment portfolio and activity.

FDA Warning Letters

In December 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record-keeping procedures in its CRM facility in St. Paul, Minnesota. In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter and all associated restrictions were removed.

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. In order to strengthen our corporate-wide quality controls, we launched Project Horizon, which has resulted in significant incremental spending on and the reallocation of internal employee and management resources to quality initiatives. It has also resulted in adjustments to the launch schedules of certain products and the decision to discontinue certain other product lines over time.

We believe we have identified solutions to the quality system issues cited by the FDA and continue to make progress in transitioning our organization to implement those solutions. We engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We completed substantially all of these third-party audits during 2007 and, in February 2008, the FDA commenced its reinspection of certain of our facilities. We believe that these reinspections represent a critical step toward the resolution of the corporate warning letter.

In addition, in August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our TriVascular AAA program. We are taking corrective action and have made certain commitments to the FDA regarding the conduct of our clinical trials. We terminated the TriVascular AAA program in 2006 and do not believe this warning letter will have an impact on the timing of the resolution of our corporate warning letter.

There can be no assurances regarding the length of time or cost it will take us to resolve these quality issues to our satisfaction and to the satisfaction of the FDA. Our inability to resolve these quality issues in a timely manner may further delay product launch schedules, including the anticipated U.S. launch of our next-generation drug-eluting stent system, the TAXUS® Liberté®, which may weaken our competitive position in the market. If our remedial actions are not satisfactory to the FDA, we may need to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions.

Outlook

Coronary Stent Business

Coronary stent revenue represented approximately 24 percent of our consolidated net sales for 2007, as compared to 32 percent in 2006, as a result of our acquisition of Guidant, which significantly expanded our product offerings, as well as a decline in our coronary stent system sales in 2007. We estimate that the worldwide coronary stent market approximated $5.0 billion in 2007, as compared to approximately $6.0 billion in 2006, and estimate that drug-eluting stents represented approximately 80 percent of the dollar value of worldwide coronary stent market sales in 2007, as compared to 90 percent in 2006. Coronary stent market size is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed; the number of devices used per procedure; average drug-eluting stent selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). Uncertainty regarding the efficacy of drug-eluting stents, as well as the increased perceived risk of late stent thrombosis following the use of drug-eluting stents, has contributed to a decline in the worldwide drug-eluting stent market size. However, recent data addressing this risk and supporting the safety of drug-eluting stent systems could positively affect the size of the drug-eluting stent market, as referring cardiologists regain confidence in this technology.

In October 2006, we received CE mark approval to begin marketing our PROMUS™ everolimus-eluting coronary stent system, which is a private-labeled XIENCE™ V drug-eluting stent system supplied to us by Abbott. Under the terms of our supply arrangement with Abbott, the profit margin of a PROMUS stent system is significantly lower than that of our TAXUS stent system. Therefore, an increase in PROMUS stent system revenue relative to our total drug-eluting stent revenue could have a negative impact on our profit margins. We will incur incremental costs and expend incremental resources in order to develop and commercialize additional products utilizing everolimus-eluting stent technology and to support an internally developed and manufactured everolimus-eluting stent system in the future. We expect that this stent system will have profit margins more comparable to our TAXUS stent system. See the Purchased Research and Development section for further discussion.

In June 2007, Abbott submitted the final module of a pre-market approval (PMA) application to the FDA seeking approval in the U.S. for both the XIENCE V and PROMUS stent systems. In November 2007, the FDA advisory panel reviewing Abbott’s PMA submission voted to recommend the stent systems for approval.  Following FDA approval, which Abbott is expecting in the first half of 2008, we plan to launch the PROMUS stent system in the U.S.

The following are the components of our worldwide coronary stent system sales:

(in millions)	Year Ended December 31, 2007			Year Ended December 31, 2006
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$1,006	$782	$1,788	$1,561	$797	$2,358
Bare-metal	104	135	239	52	96	148

	$1,110	$917	$2,027	$1,613	$893	$2,506

During 2007, sales of our TAXUS® stent system in the U.S. declined $555 million or 36 percent, as compared to the prior year, due to a decline in market size. Decreases in drug-eluting stent penetration rates, as well as decreases in PCI procedural volume contributed to an overall reduction in the U.S. coronary stent market size. Drug-eluting stent penetration rates were 62 percent exiting 2007, as compared to 73 percent exiting 2006. Penetration rates decreased throughout 2007, but appear to have stabilized at approximately 62 percent during the fourth quarter of 2007, which was largely consistent with the third quarter average penetration rate of 63 percent. We estimate that the number of PCI procedures performed in the U.S. in 2007 decreased eight percent, as compared to 2006. Despite the decrease in the size of the U.S. drug-eluting stent market, we remain the market leader with 55 percent market share for 2007. However, we expect that there will be increased pressure on our U.S. drug-eluting stent system sales due to new competitive launches. Until February 2008, the TAXUS stent system was one of only two drug-eluting stent products in the U.S. market. In February, however, an additional competitor entered the U.S. drug-eluting stent market. Our share of this market, as well as unit prices, are expected to be negatively impacted as additional competitors enter the U.S. drug-eluting stent market, including Abbott’s anticipated launch of XIENCE™ V in the first half of 2008.

During 2007, our international drug-eluting stent system net sales decreased $15 million, or two percent, as compared to 2006, due primarily to an overall decline in the size of the international drug-eluting stent market. Sales of our drug-eluting stent systems in our Europe and Inter-Continental markets were negatively impacted by declines in market size as a result of decreases in drug-eluting stent penetration rates and decreased PCI procedural volume, as compared to 2006, driven primarily by continued concerns regarding safety and efficacy. This decline was offset partially by the successful launch of our TAXUS® Express2™ drug-eluting coronary stent system in Japan in May 2007.

Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market. In addition, the FDA has informed stent manufacturers of new requirements for clinical trial data for PMA applications and post-market surveillance studies for drug-eluting stent products, which could affect our new product launch schedules and increase the cost of product approval and compliance.

We believe that we can maintain our leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	the broad and consistent long-term results of our TAXUS clinical trials, including up to five years of clinical follow up;

•	the performance benefits of our current and future technology;

•
the strength of our pipeline of drug-eluting stent products, including opportunities to expand indications for use through FDA review of existing and additional randomized trial data in extended use subsets;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	our sales, clinical, marketing and manufacturing capabilities; and

•	our two drug-eluting stent platform strategy, including our TAXUS® paclitaxel-eluting and our PROMUS™ everolimus-eluting coronary stent systems.

However, a further decline in revenues from our drug-eluting stent systems could continue to have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•	the entry of additional competitors into the market, including the recent approval of a competitive product in the U.S.;

•	physician and patient confidence in our technology and attitudes toward drug-eluting stents, including expected abatement of prior concerns regarding the risk of late stent thrombosis;

•	drug-eluting stent penetration rates, the overall number of PCI procedures performed, average number of stents used per procedure, and declines in average selling prices of drug-eluting stent systems;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcomes of intellectual property litigation;

•
our ability to launch next-generation products and technology features, including our TAXUS® Liberté® paclitaxel-eluting coronary stent system and our PROMUS™ everolimus-eluting coronary stent system, in the U.S. market;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.

CRM Business

CRM revenue represented approximately 25 percent of our consolidated net sales for 2007, as compared to approximately 18 percent in 2006, or 24 percent on a pro forma basis, including the CRM business for the entire year in 2006. We estimate that the worldwide CRM market approximated $10.0 billion in 2007, as compared to approximately $9.5 billion in 2006, and estimate that U.S. ICD system sales represented approximately 40 percent of the worldwide CRM market in 2007, as it did in 2006.

The following are the components of our worldwide CRM sales:

(in millions)	Year Ended December 31, 2007			Year Ended December 31, 2006
	U.S.	International	Total	U.S.	International	Total
ICD systems	$1,053	$489	$1,542	$1,053	$420	$1,473
Pacemaker systems	318	264	582	305	248	553

	$1,371	$753	$2,124	$1,358	$668	$2,026

				Less: Jan 1 - Apr 20 net sales		655
				CRM sales, as reported		$1,371

On a pro forma basis, our U.S. sales of ICD systems for 2007 remained flat with 2006, with both the market size and our share of the market substantially unchanged. Our international ICD system sales increased 16 percent in 2007, as compared to 2006, on a pro forma basis, due primarily to an increase in market size. We also experienced year-over-year growth, on a pro forma basis, in pacemaker system sales in both the U.S. and international markets. However, a field action initiated in 2007 by one of our competitors may have an adverse impact on the overall size of the CRM market. In addition, our net sales and market share in Japan were negatively impacted by a decision made in 2007 by our CRM distributor in that country to no longer distribute our CRM products. As a result, we are currently moving to a direct sales model in Japan and, until we fully implement this model, our net sales and market share in Japan may be negatively impacted.

Worldwide CRM market growth rates in 2007 and 2006, including the U.S. ICD market, were below those experienced in prior years, resulting primarily from previous field actions in the industry and from a lack of new indications for use. While we expect that growth rates in the worldwide CRM market will improve over time, there can be no assurance that these markets will return to their historical growth rates or that we will be able to increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	our ability to launch next-generation products and technology features in a timely manner;

•	our ability to re-establish the trust and confidence of the implanting physician community, the referring physician community and prospective patients in our technology;

•	future product field actions or new physician advisories by us or our competitors;

•	successful conclusion and positive outcomes of on-going clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches;

•	declines in average selling prices and the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter issued to Guidant in December 2005 and all associated restrictions were removed. We believe the FDA’s decision is a crucial element in our ongoing efforts to rebuild trust and restore confidence in our CRM product offerings, and has allowed us to resume our new product cadence. Following the resolution of the warning letter, we received various FDA approvals that had been pending and have since launched several new CRM products.

Intellectual Property Litigation

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with our existing competitors, including Johnson & Johnson and Medtronic, Inc. There can be no assurance that an adverse outcome in one or more of these proceedings would not impact our ability to meet our objectives in the coronary stent market. See Note L - Commitments and Contingencies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for a description of these legal proceedings.

Innovation

Our approach to innovation combines internally developed products and technologies with those we obtain externally through acquisitions and alliances. Our research and development program is focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. We now have access to a second drug-eluting stent program, which complements our existing TAXUS® stent system program. We expect to continue to invest in our paclitaxel drug-eluting stent program, along with our internally developed and manufactured everolimus-eluting stent program, to continue to sustain our leadership position in the worldwide drug-eluting stent market. During 2008, we expect to incur incremental capital expenditures and research and development expenses as a result of our two drug-eluting stent programs. We successfully launched our next-generation drug-eluting stent product, the TAXUS® Liberté® stent system, during 2005 in our Europe and Inter-Continental markets, and expect to launch the product in the U.S. in the second half of 2008, subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System, a technology that enables physicians to monitor device performance remotely while patients remain in their homes. In October 2006, the FDA approved expansion of our LATITUDE system to be used for remote monitoring in certain existing ICD systems and cardiac resynchronization defibrillator (CRT-D) systems. In addition, we will continue to invest in our next-generation pulse generator platform acquired with Guidant. We recently received CE Mark approval for our next-generation COGNIS™ CRT-D and TELIGEN™ ICD devices utilizing this technology and expect to launch these products in the U.S. in the second half of 2008, subject to regulatory approval.  We also expect to invest selectively in areas outside of drug-eluting stent and CRM technologies. There can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approvals or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.

Our acquisitions are intended to expand further our ability to offer our customers effective, high-quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate acquired businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. Potential future acquisitions, including companies with whom we currently have alliances or options to purchase, or the fulfillment of our contingent consideration obligations may be dilutive to our earnings and may require additional debt or equity financing, depending on their size and nature. Further, in connection with these acquisitions and other alliances, we have acquired numerous in-process research and development projects. As we continue to undertake strategic growth initiatives, it is reasonable to assume that we will acquire additional in-process research and development projects.

We have entered a significant number of alliances with both privately held and publicly traded companies. Many of these alliances involve equity investments and some give us the option to acquire the other company or its assets in the future. We enter these alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During 2007, we began the process of monetizing certain investments and alliances no longer determined to be strategic (see the Strategic Initiatives section). While we believe our remaining strategic investments are within attractive markets with an outlook for sustained growth, the full benefit of these alliances is highly dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these alliances.

While we believe that the size of drug-eluting stent and CRM markets will increase above existing levels, there can be no assurance as to the timing or extent of this recovery. In 2008, we will continue to examine and, if necessary, reprioritize our internal research and development project portfolio and our external investment portfolio based on expectations of future market growth. This reprioritization may result in our decision to sell, discontinue, write down, or otherwise reduce the funding of certain projects, operations, investments or assets. Any proceeds from sales, or any increases in operating cash flows, resulting from these reprioritization activities may be used to reduce debt or may be reinvested in other research and development projects or other operational initiatives.

Reimbursement and Funding

Our products are purchased principally by hospitals, physicians and other healthcare providers worldwide that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed-care programs for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and often conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.  There is no way of predicting the outcome of these reimbursement decisions, nor their impact on our operating results.

International Markets

International markets, including Japan, are also affected by economic pressure to contain reimbursement levels and healthcare costs. Our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations. Initiatives to limit the growth of healthcare costs, including price regulation, are under way in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as Japan, Europe and other international markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients. We expect these practices to put increased pressure on reimbursement rates in these markets.

In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. Further, some emerging markets rely on the FDA’s Certificate for Foreign government (CFG) in lieu of their own regulatory approval requirements. Our FDA corporate warning letter prevents our ability to obtain CFGs; therefore, our ability to market new products or renew marketing approvals in countries that rely on CFGs will continue to be impacted until the corporate warning letter is resolved. Our limited ability to market our full line of existing products and to launch new products within these jurisdictions could have a material adverse impact on our business.

Results of Operations

Net Sales

The following table provides our worldwide net sales by region and the relative change on an as reported and constant currency basis:

				2007 versus 2006		2006 versus 2005
				As Reported	Constant	As Reported	Constant
				Currency	Currency	Currency	Currency
(in millions)	2007	2006	2005	Basis	Basis	Basis	Basis

United States	$4,923	$4,840	$3,852	2%	2%	26%	26%

Europe	1,807	1,576	1,204	15%	5%	31%	29%
Asia Pacific	1,176	948	866	24%	23%	9%	13%
Inter-Continental	451	457	361	(1%)	(6%)	27%	23%
International	3,434	2,981	2,431	15%	9%	23%	22%

Worldwide	$8,357	$7,821	$6,283	7%	5%	24%	24%

The following table provides our worldwide net sales by division and the relative change on an as reported basis:

(in millions)	2007	2006	2005	2007 versus 2006	2006 versus 2005

Interventional Cardiology	$3,117	$3,612	$3,783	(14%)	(5%)
Peripheral Interventions/ Vascular Surgery	627	666	715	(6%)	(7%)
Electrophysiology	147	134	132	10%	2%
Neurovascular	352	326	277	8%	18%
Cardiac Surgery	194	132	N/A	47%	N/A
Cardiac Rhythm Management	2,124	1,371	N/A	55%	N/A
Cardiovascular	6,561	6,241	4,907	5%	27%

Oncology	233	221	207	5%	7%
Endoscopy	843	754	697	12%	8%
Urology	403	371	324	9%	15%
Endosurgery	1,479	1,346	1,228	10%	10%

Neuromodulation	317	234	148	36%	58%

Worldwide	$8,357	$7,821	$6,283	7%	24%

We manage our international operating regions and divisions on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. The relative change on a constant currency basis by division approximated the change on an as reported basis. To calculate revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant currency exchange rates. The regional constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note P – Segment Reporting to our 2007 consolidated financial statements included in Item 8 of this Form 10-K. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

U.S. Net Sales

In 2007, our U.S. net sales increased $83 million, or two percent, as compared to 2006. The increase related primarily to increases in U.S. CRM and Cardiac Surgery business sales of $502 million due to a full year of consolidated operations in 2007, whereas the results for these businesses were included only following the April 21, 2006 acquisition date in 2006. In addition, we achieved year-over-year U.S. sales growth of $64 million in our Endosurgery businesses and $65 million in our Neuromodulation business. Offsetting these increases was a decline in U.S. net sales of our TAXUS® drug-eluting stent system of $555 million, due primarily to a decrease in the size of the U.S. drug-eluting stent market. This decrease was driven principally by continued declines in drug-eluting stent penetration rates resulting from ongoing concerns regarding the safety and efficacy of drug-eluting stents. Our U.S. drug-eluting stent market share was stable during both

2007 and 2006; we maintained continuous market share of at least 53 percent throughout those periods. See the Outlook section for a more detailed discussion of both the drug-eluting stent and CRM markets and our position within those markets.

In 2006, our U.S. net sales increased $988 million, or 26 percent, as compared to 2005. The increase is related primarily to the inclusion of $1.025 billion of U.S. net sales from our CRM and Cardiac Surgery businesses acquired in April 2006. In addition, we achieved year-over-year U.S. sales growth of $83 million in our Endosurgery businesses and $75 million in our Neuromodulation business. Offsetting these increases were declines in U.S. net sales of our TAXUS drug-eluting stent system of $202 million, due principally to a decrease in the size of the U.S. drug-eluting stent market, and a decline in our average market share in 2006, as compared to 2005. In addition, decreases in net sales of approximately $70 million were attributable to the first quarter 2006 expiration of our agreement to distribute certain third-party guidewire and sheath products.

International Net Sales

In 2007, our international net sales increased $453 million, or 15 percent, as compared to 2006. The increase related partially to an increase in net sales from our CRM and Cardiac Surgery businesses of $210 million, due to a full year of consolidated results in 2007, and $85 million associated with increased sales of both ICD and pacemaker systems. In addition, net sales of our drug-eluting stent systems in our Asia Pacific region increased $131 million in 2007, as compared to 2006, due primarily to the May 2007 launch of our TAXUS® Express2™ coronary stent system in Japan. The favorable impact of foreign currency fluctuations also contributed $180 million to our sales growth in 2007. Offsetting these increases were declines in net sales of our drug-eluting stent systems in our Europe and Inter-Continental markets by $145 million in 2007, as compared to 2006, due primarily to an overall decline in the size of the drug-eluting stent market as well as market share declines in these regions, as additional competitive products entered the market. See the Outlook section for a more detailed discussion of both the drug-eluting stent and CRM markets and our position within those markets.

In 2006, our international net sales increased by $550 million, or 23 percent, as compared to 2005. The increase related primarily to the inclusion of $478 million of international net sales from our CRM and Cardiac Surgery businesses acquired in April 2006. The remainder of the increase in our net sales in these markets was due to growth in various product franchises, including $35 million in net sales from our Endosurgery businesses, as well as $27 million of sales growth from our Neurovascular business.

Gross Profit

In 2007, our gross profit was $6.015 billion, as compared to $5.614 billion in 2006, an increase of $401 million or seven percent. As a percentage of net sales, our gross profit increased slightly to 72.0 percent for 2007, as compared to 71.8 percent for 2006. For 2006, our gross profit was $5.614 billion, as compared to $4.897 billion for 2005. As a percentage of net sales, our gross profit decreased to 71.8 percent for 2006, as compared to 77.9 percent for 2005. The following is a reconciliation of our gross profit percentages from 2005 to 2006 and 2006 to 2007:

	Year Ended
	December 31,
	2007	2006
Gross profit - prior year	71.8%	77.9%
Inventory step-up charge in 2006	3.4%	(3.8)%
Shifts in product mix	(1.8)%	(0.8)%
Impact of lower production volumes	(0.8)%
Impact of period expenses	(0.8)%	(2.0)%
All other	0.2%	0.5%
Gross profit - current year	72.0%	71.8%

Included in cost of products sold for 2006 was an adjustment of $267 million, representing the step-up value of acquired Guidant inventory sold during the year.  There were no amounts included in our 2007 cost of products sold related to the inventory step-up and, as of December 31, 2007, we had no step-up value remaining in inventory. Factors contributing to a shift in our product sales mix toward lower margin products in 2007 included a decrease in sales of our higher margin TAXUS® drug-eluting stent system and an increase in sales of our CRM products, which generally have lower gross profit margins.  In addition, we have manufactured lower volumes of certain of our products, including our drug-eluting stent systems, which has resulted in higher unit costs during 2007.  Our period expenses included, among other items, increased charges for scrapped inventory in 2007 as compared to 2006.

Included in cost of products sold for 2006 was the $267 million inventory step-up adjustment discussed above, whereas there were no such amounts included in our 2005 cost of products sold.  In addition, increases in period expenses, including costs associated with Project Horizon, contributed to a decline in our gross profit percentage for 2006, as compared to 2005. Further, our 2006 gross profit percentage was negatively impacted as compared to 2005 due to shifts in our product sales mix toward lower margin products, including a decrease in sales of our TAXUS drug-eluting stent system and an increase in sales of our CRM products.

Operating Expenses

The following table provides a summary of our operating expenses, excluding purchased research and development, restructuring charges, litigation-related charges and losses on assets held for sale:

	2007		2006		2005
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	2,909	34.8	2,675	34.2	1,814	28.9
Research and development expenses	1,091	13.1	1,008	12.9	680	10.8
Royalty expense	202	2.4	231	3.0	227	3.6
Amortization expense	641	7.7	530	6.8	152	2.4

Selling, General and Administrative (SG&A) Expenses

In 2007, our SG&A expenses increased by $234 million, or nine percent, as compared to 2006. As a percentage of our net sales, SG&A expenses increased slightly to 34.8 percent in 2007 from 34.2 percent in 2006. The increase in our SG&A expenses related primarily to: $266 million in incremental SG&A expenditures associated with a full year of consolidated CRM and Cardiac Surgery operations, offset partially by decreases in spending attributable to planned expense reductions initiated in the fourth quarter of 2007. Refer to the Strategic Initiatives section for more discussion of these expense reduction initiatives.

In 2006, our SG&A expenses increased by $861 million, or 47 percent, as compared to 2005. As a percentage of our net sales, SG&A expenses increased to 34.2 percent in 2006 from 28.9 percent in 2005. The increase in our SG&A expenses related primarily to: $670 million in expenditures associated with CRM and Cardiac Surgery; $65 million of acquisition-related costs associated primarily with certain Guidant integration and retention programs; $63 million due primarily to increased head count attributable to the expansion of our sales force within our international regions and Neuromodulation business; and $55 million in incremental stock-based compensation expense associated with the adoption of Statement No. 123(R), Share-Based Payment.  Refer to Note N - Stock Ownership Plans to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for a more detailed discussion of our adoption of Statement No. 123(R).

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. In 2007, our R&D expenses increased by $83 million, or 8 percent, as compared to 2006. As a percentage of our net sales, R&D expenses increased marginally to 13.1 percent in 2007 from 12.9 percent in 2006. The increase related primarily to $142 million in incremental R&D expenditures associated with a full year of consolidated CRM and Cardiac Surgery operations, offset partially by lower spending of approximately $37 million associated with the cancellation of our Endovations single-use endoscope R&D program.  During the second quarter of 2007, we determined that our Endovations system would not be a commercially viable product and terminated the program. In addition, our 2006 R&D expenses included approximately $30 million in costs related to the cancellation of the TriVascular AAA stent-graft program. See the Purchased Research and Development section for further discussion regarding the cancellation of this program. We do not expect these program cancellations to materially impact our future operations or cash flows.

In 2006, our R&D expenses increased by $328 million, or 48 percent, as compared to 2005. As a percentage of our net sales, R&D expenses increased to 12.9 percent in 2006 from 10.8 percent in 2005. The increase related primarily to: the inclusion of $270 million in R&D expenditures associated with our CRM and Cardiac Surgery businesses; approximately $30 million in costs related to the cancellation of the TriVascular AAA program; $24 million of stock-based compensation expense associated with the adoption of Statement No. 123(R); and $13 million of acquisition-related costs associated with certain Guidant integration and retention programs.

Royalty Expense

In 2007, our royalty expense decreased by $29 million, or 13 percent, as compared to 2006, due primarily to lower sales of our TAXUS® drug-eluting stent system. As a percentage of our net sales, royalty expense decreased to 2.4 percent from 3.0 percent for 2006, due to shifts in our sales mix toward products with lower royalties. Royalty expense attributable to sales of our TAXUS stent system decreased $48 million as compared to 2006, due to a decrease in TAXUS stent system sales. Offsetting this decrease was an increase in royalty expense attributable to CRM and Cardiac Surgery products of $13 million, due to a full year of consolidated results.

In 2006, our royalty expense increased by $4 million, or two percent, as compared to 2005. The increase was due to $25 million of royalty expense associated with CRM and Cardiac Surgery products. This increase was offset partially by a decrease in royalty expense attributable to sales of our TAXUS stent system by $20 million for 2006 as compared to 2005, due primarily to a decrease in TAXUS stent system sales. As a percentage of net sales, royalty expense decreased to 3.0 percent in 2006 from 3.6 percent in 2005, due primarily to the inclusion of net sales from our CRM and Cardiac Surgery products, which on average have a lower royalty cost relative to legacy Boston Scientific products.

Amortization Expense

In 2007, our amortization expense increased by $111 million, or 21 percent, as compared to 2006. As a percentage of our net sales, amortization expense increased to 7.7 percent in 2007 from 6.8 percent in 2006. The increase in our amortization expense related primarily to $147 million of incremental amortization associated with intangible assets obtained as part of the Guidant acquisition, due to a full year of amortization. In addition, amortization expense included $21 million attributable to the write-off of intangible assets associated with our acquisition of Advanced Stent Technologies (AST), due to our decision to suspend further significant funding of R&D with respect to the Petal™ bifurcation stent.  We do not expect this decision to materially impact our future operations or cash flows. These increases were offset by the inclusion in 2006 of the write-off of intangible assets of: $23 million attributable to the cancellation of the TriVascular AAA program, $21 million associated with developed technology obtained as part of our 2005 acquisition of Rubicon Medical Corporation, and $12 million associated with our Real-time Position Management® System (RPM)™ technology.

In 2006, our amortization expense increased by $378 million, or 249 percent, as compared to 2005. As a percentage of our net sales, amortization expense increased to 6.8 percent in 2006 from 2.4 percent in 2005.

The increase in our amortization expense related primarily to: $334 million of amortization of intangible assets obtained as part of the Guidant acquisition; $23 million for the write-off of intangible assets due to the cancellation of the TriVascular AAA program; $21 million for the write-off of the intangible assets associated with developed technology obtained as part of our 2005 acquisition of Rubicon; and $12 million for the write-off of the intangible assets associated with our RPM technology, a discontinued technology platform obtained as part of our acquisition of Cardiac Pathways Corporation. The write-off of the RPM intangible assets resulted from our decision to cease investment in the technology. The write-off of the Rubicon developed technology resulted from our decision to cease development of the first generation of the technology and concentrate resources on the development and commercialization of the next-generation product.

Purchased Research and Development

In 2007, we recorded $85 million of purchased research and development, including $75 million associated with our acquisition of Remon Medical Technologies, Inc., $13 million resulting from the application of equity method accounting for one of our strategic investments, and $12 million associated with payments made for certain early-stage CRM technologies. Additionally, in June 2007, we terminated our product development agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect has been developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during 2007, representing future payments that we would have been obligated to make prior to the termination of the agreement. We do not expect the termination of the agreement to impact our future operations or cash flows materially.

The $75 million of in-process research and development acquired with Remon consists of a pressure-sensing system development project, which will be combined with our existing CRM devices. As of December 31, 2007, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect to launch devices using pressure-sensing technology in 2013 in Europe and certain other international countries, and in the U.S. in 2016, subject to regulatory approval. We expect material net cash inflows from such products to commence in 2016, following the launch of this technology in the U.S.

In 2006, we recorded $4.119 billion of purchased research and development, including a charge of approximately $4.169 billion associated with the in-process research and development obtained in conjunction with the Guidant acquisition; a credit of $67 million resulting primarily from the reversal of accrued contingent payments due to the cancellation of the TriVascular AAA program; and an expense of $17 million resulting primarily from the application of equity method accounting for our investment in EndoTex Interventional Systems, Inc.

The $4.169 billion of purchased research and development associated with the Guidant acquisition consists primarily of approximately $3.26 billion for acquired CRM-related products and $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes $369 million representing the estimated fair value of the potential milestone payments of up to $500 million that we may receive from Abbott upon its receipt of regulatory approvals for certain products. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments is dependent on future research and development activity and regulatory approvals, and the asset had no alternative future use as of the acquisition date. We will recognize the milestone payments, if received, as a gain in our financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the next-generation CRM pulse generator platform and rights to the everolimus-eluting stent technology that we share with Abbott. The next-generation pulse generator platform incorporates new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. We expect to leverage this platform across all CRM product families, including ICD systems, cardiac resynchronization therapy (CRT) devices and pacemaker systems, to treat electrical dysfunction in the heart. The next-generation products using this platform include the COGNIS™ CRT-D device, the TELIGEN™ ICD device and the INGENIO™ pacemaker system. During the first quarter of 2008, we received CE Mark approval for our COGNIS CRT-D device, which includes defibrillation capability, and the TELIGEN ICD device, and expect a full European launch by the end of the second quarter of 2008. We expect a U.S. launch of the COGNIS and TELIGEN devices in the second half of 2008, following regulatory approval. We expect to launch the INGENIO device in both Europe and the U.S. in the second half of 2010. As of December 31, 2007, we estimate that the total cost to complete the COGNIS and TELIGEN technology is between $25 million and $35 million, and the cost to complete the INGENIO technology is between $30 million and $35 million. We expect material net cash inflows from the COGNIS and TELIGEN devices to commence in the second half of 2008 and material net cash inflows from the INGENIO device to commence in the second half of 2010.

The $540 million attributable to everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug-eluting stent technology we share with Abbott. In December 2006, we launched the PROMUS™ everolimus-eluting coronary stent system, which is a private-labeled XIENCE™ V drug-eluting stent system supplied to us by Abbott, in certain European countries. In 2007, we expanded our launch in Europe, as well as in key countries in other regions. In June 2007, Abbott submitted the final module of a pre-market approval (PMA) application to the FDA seeking approval in the U.S. for both the XIENCE V and PROMUS stent systems. In November 2007, the FDA advisory panel reviewing Abbott’s PMA submission voted to recommend the stent systems for approval.  Following FDA approval, which Abbott is expecting in the first half of 2008, we plan to launch the PROMUS stent system in the U.S. We expect to launch an internally developed and manufactured next-generation everolimus-based stent in Europe in late 2009 or early 2010 and in the U.S. in late 2012 or early 2013. We expect that material net cash inflows from our internally developed and manufactured everolimus-based drug-eluting stent will commence in 2013, following its approval in the U.S. As of December 31, 2007, we estimate that the cost to complete our internally manufactured next-generation everolimus-eluting stent technology project is between $200 million and $250 million.

In 2005, we recorded $276 million of purchased research and development consisting of $130 million relating to our acquisition of TriVascular, $73 million relating to our acquisition of AST, $45 million relating to our acquisition of Rubicon, and $3 million relating to our acquisition of CryoVascular. In addition, we recorded $25 million of purchased research and development in conjunction with entering the product development agreement with Aspect.

The most significant 2005 purchased research and development projects included TriVascular’s AAA stent-graft and AST’s Petal™ bifurcation stent, which collectively represented 73 percent of our 2005 purchased research and development. During 2006, management cancelled the TriVascular AAA stent-graft program. In addition, in connection with our expense and head count reduction plan, in 2007, we decided to suspend further significant funding of research and development associated with the Petal  stent project and may or may not decide to pursue its completion. We do not expect these program cancellations and related write-downs to impact our future operations or cash flows materially. In connection with the cancellation of the TriVascular AAA program, we recorded $67 million credit to purchased research and development in 2006, representing the reversal of our accrual for contingent payments recorded in the initial purchase accounting.

Restructuring

In 2007, we recorded $176 million of restructuring charges.  In addition, we recorded $29 million of expenses within other lines of our consolidated statements of operations related to our restructuring initiatives. In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  As of December 31, 2007, we had completed more than half of the anticipated head count reductions.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially completed worldwide by the end of 2008.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million.  We expect the plan to result in cash outlays of approximately $400 million to $425 million.  The following table provides a summary of our estimates of total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Termination benefits	$260 million to $270 million
Retention incentives	$60 million to $65 million
Asset write-offs and accelerated depreciation	$45 million to $50 million
Other *	$60 million to $65 million

* Other costs consist primarily of costs to transfer product lines from one facility to another and consultant fees.

In 2007, we incurred total restructuring costs of $205 million. The following presents these costs by major type and line item within our consolidated statements of operations:

	Termination Benefits	Retention Incentives	Intangible Asset Write-offs	Fixed Asset Write-offs	Accelerated Depreciation	Other	Total
Cost of goods sold		$1			$1		$2
Selling, general and adminstrative expenses		2			2		4
Research and development expenses		2					2
Amortization expense			$21				21
Restructuring charges	$158			$8		$10	176
	$158	$5	$21	$8	$3	$10	$205

The termination benefits recorded during 2007 represent primarily amounts incurred pursuant to our on-going benefit arrangements, and have been recorded in accordance with Financial Accounting Standards Board (FASB) Statement No. 112, Employer’s Accounting for Postemployment Benefits.   We expect to record the remaining termination benefits in 2008 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  The asset write-offs relate to intangible assets and property, plant and equipment that are not recoverable following our decision in October 2007 to (i) commit to the expense and head count reduction plan, including the elimination, suspension or reduction of spending on certain R&D projects, and (ii) restructure several businesses.  The retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us to retain the award.  The other restructuring costs are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We made approximately $40 million of cash outlays associated with our restructuring initiatives in 2007, which related to termination benefits, other restructuring charges and retention incentive payments.  These payments were made using cash generated from our operations.  We expect to make the remaining cash outlays throughout 2008 and into 2009 using cash generated from operations.

As a result of our restructuring initiatives, we expect to reduce R&D and SG&A expenses by $475 million to $525 million against a $4.1 billion baseline, which represents our estimated annual R&D and SG&A expenses at the time we committed to these initiatives in 2007. This range represented the annualized run rate amount of reductions we expect to achieve as we exit 2008, as the implementation of these initiatives will take place throughout the year; however, we expect to realize the majority of these savings in 2008. In addition, we expect to reduce our R&D and SG&A expenses by an additional $25 million to $50 million in 2009.

Refer to Note G – Restructuring Activities to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information on our restructuring plan.

Litigation-Related Charges

In 2007, we recorded a $365 million pre-tax charge associated with on-going patent litigation involving our Interventional Cardiology business. See further discussion of our material legal proceedings in Item 3. Legal Proceedings and Note L — Commitments and Contingencies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K.

In 2005, we recorded a $780 million pre-tax charge associated with a litigation settlement with Medinol, Ltd. On September 21, 2005, we reached a settlement with Medinol resolving certain contract and patent infringement litigation. In conjunction with the settlement agreement, we paid $750 million in cash and cancelled our equity investment in Medinol.

Loss on Assets Held for Sale

During 2007, we recorded a $560 million loss attributable primarily to the write-down of goodwill in connection with the sale of certain of our businesses. Refer to the Strategic Initiatives section and Note E – Assets Held for Sale to our 2007 consolidated financial statements included in Item 8 of this Form 10-K  for more information on these transactions.

Interest Expense

Our interest expense increased to $570 million in 2007 as compared to $435 million in 2006. The increase in our interest expense related primarily to an increase in our average debt levels, as well as an increase in our average borrowing rate. Our average debt levels for 2007 increased compared to 2006 as a result of carrying a full year of incremental debt due to the acquisition of Guidant in April 2006. Higher debt levels in 2007 contributed incremental interest expense of $109 million. At December 31, 2007, $5.433 billion of our total debt was at fixed interest rates, representing 66 percent of our total debt or 81 percent of our net debt4 balance.

Our interest expense increased to $435 million in 2006 from $90 million in 2005. The increase in our interest expense related primarily to an increase in our average debt levels used to finance the Guidant acquisition, as well as an increase in our average borrowing rate.

Fair Value Adjustment

We recorded net expense of $8 million in 2007 and $95 million in 2006 to reflect the change in fair value related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail in Note C - Acquisitions to our 2007 consolidated financial statements included in Item 8 of this Form 10-K. This sharing of proceeds feature was marked-to-market through earnings based upon changes in our stock price, among other factors. There was no fair value associated with this feature as of December 31, 2007.

Other, net

Our other, net reflected income of $23 million in 2007, expense of $56 million in 2006, and income of

[4]	Our net debt balance represents our total debt less our cash, cash equivalents and marketable securities. Refer to the Liquidity and Capital Resources section for more information.

$13 million in 2005. Our other, net included investment write-downs of $124 million in 2007, $121 million in 2006, and $17 million in 2005, attributable primarily to other-than-temporary declines in the fair value of our equity investments in, and notes receivable from, certain publicly traded and privately held companies. Our 2007 write-downs related to impairments of multiple investments. Our 2006 write-downs related primarily to a $34 million write-down associated with an investment in a gene therapy company and a $27 million write-down associated with one of our vascular sealing portfolio companies; the remainder of our 2006 write-downs related to impairments of multiple investments. These write-downs were offset partially by realized gains on investments of $65 million in 2007, $9 million in 2006, and $4 million in 2005. Refer to Note F – Investments and Notes Receivable to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information regarding our investment portfolio. In addition, our other, net included interest income of $79 million in 2007, $67 million in 2006, and $36 million in 2005. Our interest income increased in 2007, as compared to 2006, due primarily to higher average cash balances, offset by lower average investment rates. Our interest income increased in 2006, as compared to 2005, due primarily to increases in our cash and cash equivalents balances and increases in average market interest rates.

Tax Rate

The following table provides a summary of our reported tax rate:

						Percentage Point Decrease
	2007		2006		2005	2007 vs. 2006		2006 vs. 2005
Reported tax rate	(13.0	) %	1.2%		29.5%	(14.2	) %	(28.3	) %
Impact of certain charges	(25.6	) %	(20.2	) %	5.5%	(5.4	) %	(25.7	) %

In 2007, the decrease in our reported tax rate, as compared to 2006, related primarily to additional foreign tax credits, changes in the geographic mix of our revenues, and the impact of certain charges during 2007 that are taxed at different rates than our effective tax rate. These charges included legal and restructuring reserves, purchased research and development and goodwill write-downs not deductible for tax purposes, as well as discrete items associated with resolution of various tax matters and changes in estimates for tax benefits claimed related to prior periods.  In 2006, the decrease in our reported tax rate, as compared to 2005, related primarily to the impact of certain charges during 2006 that were taxed at different rates than our effective tax rate. These charges included purchased research and development, asset write-downs, reversal of taxes associated with unremitted earnings and tax gains on the sale of intangible assets.

Management currently estimates that our 2008 effective tax rate, excluding certain charges, will be approximately 21 percent, due primarily to our intention to reinvest offshore substantially all of our offshore earnings, and based upon the anticipated retro-active re-enactment of the U.S. R&D tax credit for all of 2008. However, acquisitions or dispositions in 2008 and geographic changes in the manufacture of our products may positively or negatively impact our effective tax rate.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized a $126 million increase in our liability for unrecognized tax benefits. Approximately $26 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant, which we recorded as an increase to goodwill in accordance with Emerging Issues Task Force (EITF) Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.  Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001.

Liquidity and Capital Resources

The following provides a summary of key performance indicators that we use to assess our liquidity and operating performance.

Net Debt5

	As of December 31,
(in millions)	2007	2006
Short-term debt	$256	$7
Long-term debt	7,933	8,895
Total debt	8,189	8,902
Less: cash and cash equivalents	1,452	1,668
Net debt	$6,737	$7,234

EBITDA6

(in millions)	2007	2006	2005
Net (loss) income	$(495)	$(3,577)	$628
Interest income	(79)	(67)	(36)
Interest expense	570	435	90
Income tax (benefit) expense	(74)	42	263
Depreciation and amortization	939	781	314
EBITDA	$861	$(2,386)	$1,259

Cash Flow

(in millions)	2007	2006	2005
Cash provided by operating activities	$934	$1,845	$903
Cash used for investing activities	(474)	(9,312)	(551)
Cash (used for) provided byfinancing activities	(680)	8,439	(954)

Operating Activities

Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. The decrease in operating cash flow in 2007, as

[5]
Management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP.

[6]
Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers EBITDA as a component of the financial covenants included in our credit agreements. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP. Our EBITDA included acquisition-, divestiture-, litigation- and restructuring-related charges (pre-tax) of $1.231 billion in 2007 and $4.628 billion in 2006; see the Executive Summary section above for a description of these charges.  Our 2005 EBITDA included acquisition-, divestiture-, litigation- and restructuring-related charges (pre-tax) of $1.102 billion, related primarily to a litigation settlement with Medinol and purchased research and development.

compared to 2006, is attributable primarily to: approximately $400 million in tax payments made in the first quarter of 2007, associated principally with the gain on Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; an increase in interest payments of $160 million due to higher average debt levels; a decrease in EBITDA, excluding acquisition-, divestiture-, litigation-, and restructuring-related charges, of approximately $150 million; and an increase in severance and other merger and restructuring-related payments of approximately $100 million, including severance payments made in the first half of 2007 in conjunction with our acquisition and integration of Guidant. See Note C – Acquisitions to our consolidated financial statements included in Item 8 of this Form 10-K for further details.

Investing Activities

We made capital expenditures of $363 million in 2007, as compared to $341 million in 2006, including $110 million associated with our CRM and Cardiac Surgery businesses. We expect to incur capital expenditures of approximately $450 million during 2008, which includes capital expenditures to upgrade further our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform, and to support continuous growth in our business units.

Our investing activities during 2007 included $136 million of cash payments for acquisitions of businesses, investments in publicly traded and privately held companies, and acquisitions of certain technology rights; as well as $248 million in contingent payments, associated primarily with Advanced Bionics; offset partially by $243 million of gross proceeds from the monetization of several of our investments in, and notes receivable from, certain privately held and publicly traded companies.

In January 2007, we completed our acquisition of 100 percent of the fully diluted equity of EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. We issued approximately five million shares of our common stock valued at approximately $90 million and approximately $10 million in cash, in addition to our previous investments of approximately $40 million, to acquire the remaining interests of EndoTex, and may be required to pay future consideration that is contingent upon EndoTex achieving certain performance-related milestones.

In August 2007, we completed our acquisition of 100 percent of the fully diluted equity of Remon Medical Technologies, Inc.  Remon is a development-stage company focused on creating communication technology for medical device applications. We paid approximately $70 million in cash, net of cash acquired, to acquire Remon, in addition to our previous investments of $3 million to acquire the remaining interests of Remon. We may also be required to make future payments contingent upon Remon achieving certain performance-related milestones.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs. During 2007, we amended our term loan and revolving credit facility agreement and prepaid $1.0 billion outstanding under the term loan, using $750 million of cash on hand and $250 million in borrowings against a credit facility secured by our U.S. trade receivables. There was $250 million outstanding under this facility at December 31, 2007 and none outstanding at December 31, 2006. There were no amounts outstanding under our separate $2.0 billion revolving credit facility as of December 31, 2007 and 2006. In addition, in 2007, cash flows from financing activities included a $60 million contractual payment made to reimburse Abbott for a portion of its cost of borrowing $1.4 billion in 2006 to purchase shares of our common stock in connection with our acquisition of Guidant. Refer to Note C – Acquisitions to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information regarding the Abbott transaction.

We had total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent as compared to total debt of $8.902 billion at December 31, 2006 at an average interest rate of 6.03 percent. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2007, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan		$300	$1,700	$2,000			$4,000
Abbott loan				900			900
Senior notes				850		$2,200	3,050
Credit and security facility	$250						250
	$250	$300	$1,700	$3,750		$2,200	$8,200

In January 2008, following the closing of the sale of, and receipt of proceeds for, three of our businesses, we prepaid an additional $200 million of our term loan, reducing the scheduled maturity in April 2009. We expect to make a further payment of $425 million before the end of the first quarter of 2008. These prepayments will satisfy the remaining obligation due in April 2009 and reduce the 2010 maturity by $325 million. We expect to continue to use a significant portion of our future operating cash flow over the next several years to reduce our debt obligations.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants. Among other items, our 2007 amendment extends a step-down in the maximum permitted ratio of debt to consolidated EBITDA, as defined by the agreement, as follows:

From:	To:

4.5 times to 3.5 times on March 31, 2008	4.5 times to 4.0 times on March 31, 2009, and

4.0 times to 3.5 times on September 30, 2009

The amendment also provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, of up to $300 million of restructuring charges incurred through June 30, 2009 and up to $500 million of litigation and settlement expenses incurred (net of any litigation or settlement income received) in any consecutive four fiscal quarters, not to exceed $1.0 billion in the aggregate, through June 30, 2009. Other than the amended exclusions from the calculation of consolidated EBITDA, there was no change in our minimum required ratio of consolidated EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of December 31, 2007, we were in compliance with the required covenants. Exiting 2007, our ratio of debt to consolidated EBITDA was approximately 3.6 to 1.0 and our ratio of consolidated EBITDA to interest expense was approximately 4.0 to 1.0. Our inability to maintain these covenants could require that we seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

During 2007, our credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings were downgraded to BB+, and our credit rating from Moody’s Investor Service was downgraded to Ba1. These ratings are below investment grade and the ratings outlook by all three rating agencies is currently negative. Credit rating changes may impact our borrowing cost, but do not require the repayment of borrowings. These credit rating changes have not materially increased the cost of our existing borrowings.

Equity

On May 22, 2007, we extended an offer to our non-director and non-executive employees to exchange certain outstanding stock options for deferred stock units (DSUs). Stock options previously granted under our stock plans with an exercise price of $25 or more per share were exchangeable for a smaller number of DSUs, based on exchange ratios derived from the exercise prices of the surrendered options.  On June 20, 2007, following the expiration of the offer, our employees exchanged approximately 6.6 million options for approximately 1.1 million DSUs, which were subject to additional vesting restrictions. We did not record incremental stock-

based compensation expense as a result of these exchanges because the fair values of the options exchanged equaled the fair values of the DSUs issued.

During 2007, we received $132 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $145 million in 2006. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the exercise and stock purchase patterns of employees.

We did not repurchase any of our common stock during 2007 or 2006. We repurchased approximately 25 million shares of our common stock at an aggregate cost of $734 million in 2005. Approximately 37 million shares remain under our previous share repurchase authorizations.

Contractual Obligations and Commitments

The following table provides a summary of certain information concerning our obligations and commitments to make future payments, which is in addition to our outstanding principal debt obligations as presented in the previous table, and is based on conditions in existence as of December 31, 2007. See Note C - Acquisitions, Note H - Borrowings and Credit Arrangements and Note J - Leases to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for additional information regarding our acquisitions, debt obligations and lease arrangements.

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Operating leases†	$64	$49	$37	$24	$17	$49	$240
Capital leases	5	4	3	3	3	47	65
Purchase obligations†, ††	105	5	2				112
Minimum royalty obligations†	16	29	26	14	1	6	92
Unrecognized tax benefits	60						60
Interest payments†, †††	462	441	365	213	133	880	2,494
	$712	$528	$433	$254	$154	$982	$3,063

†	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.
††	These obligations relate primarily to inventory commitments and capital expenditures entered in the normal course of business.
†††
Interest payment amounts related to our term loan are projected using market interest rates as of December 31, 2007. Future interest payments may differ from these projections based on changes in the market interest rates.

The table above does not reflect unrecognized tax benefits of $1.284 billion, the timing of which is uncertain. Refer to Note K – Income Taxes to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information on these unrecognized tax benefits.

Certain of our acquisitions involve the payment of contingent consideration. See Note C - Acquisitions to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our recent acquisitions. Since it is not possible to estimate when, or even if, performance milestones will be reached, or the amount of contingent consideration payable based on future revenues, the maximum contingent consideration has not been included in the table above. Additionally, we may consider satisfying these commitments by issuing our stock or refinancing the commitments with cash, including cash obtained through the sale of our stock. Payments due to the former shareholders of Advanced Bionics in connection with our amended merger agreement are accrued as of December 31, 2007, and therefore, do not appear in the table above.

Certain of our equity investments give us the option to acquire the company in the future. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies, we have not included these future potential payments in the table above.

At December 31, 2007, we had outstanding letters of credit and bank guarantees of approximately $110 million, as compared to approximately $90 million at December 31, 2006, which consisted primarily of financial lines of credit provided by banks and collateral for workers’ compensation programs. We enter these letters of credit and bank guarantees in the normal course of business. As of December 31, 2007, none of the beneficiaries had drawn upon the letters of credit or guarantees. At this time, we do not believe we will be required to fund any amounts from the guarantees or letters of credit and, accordingly, we have not recognized a related liability in our consolidated balance sheets as of December 31, 2007 or 2006.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting polices in Note A—Significant Accounting Policies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K.

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

We consider estimates to be critical if (i) we are required to make assumptions about material matters that are uncertain at the time of estimation or if (ii) materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas requiring management’s judgment that we consider critical:

Revenue Recognition

We generate revenue primarily from the sale of single-use medical devices. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to the customer, provided there are no substantive  remaining performance obligations required of us or any matters requiring customer acceptance. For multiple-element arrangements, whereby the sale of devices is combined with future service obligations, we defer revenue on the undelivered element based on verifiable objective evidence of fair value, and recognize the associated revenue over the related service period.

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. We base our estimate for sales returns upon historical trends and record the amount as a reduction to revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings; for these transactions, we defer recognition of revenue based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.

We offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum rebate percentage offered. We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.

Inventory Provisions

We base our provisions for excess, obsolete or expired inventory primarily on our estimates of forecasted net sales and production levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, obsolete or expired inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect the estimates related to excess and obsolete inventory.

Valuation of Business Combinations

We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition in accordance with FASB Statement No. 141, Business Combinations, including identifiable intangible assets and purchased research and development, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets and purchased research and development on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, purchased research and development charges, and intangible asset amortization expense in current and future periods.

Purchased Research and Development

The valuation of purchased research and development represents the estimated fair value at the dates of acquisition related to in-process projects. Our purchased research and development represents the value of acquired in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole. In addition, we record certain costs associated with our alliances as purchased research and development.

We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects acquired in connection with our recent acquisitions, we used the following ranges of risk-adjusted discount rates to discount our projected cash flows: 19 percent in 2007, 13 percent to 17 percent in 2006, and 18 percent to 27 percent in 2005. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

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

Goodwill Impairment

Annually we test our goodwill balances during the second quarter of the year as of April 1, the beginning of our second quarter, using financial information available at that time. We test our goodwill balances more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. In 2007 and 2006, we identified our ten domestic divisions, which in aggregate make up the U.S. reportable segment, and our three international operating segments as our reporting units for purposes of the goodwill impairment test.  To derive the carrying value of our reporting units at the time of acquisition, we assign goodwill to the reporting units that we expect to benefit from the respective business combination. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit's operations, and would be considered in determining fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our June 30 interim financial statements and disclose that the amount is an estimate.  We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.

Investments in Publicly Traded and Privately Held Entities

We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock. We account for investments in entities over which we do not have the ability to exercise significant influence under the cost method. Our determination of whether we have the ability to exercise significant influence over an entity requires judgment. We consider the guidance in APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, and EITF Topic D-46, Accounting for Limited Partnership Investments, in determining whether we have the ability to exercise significant influence over an entity.

We regularly review our investments for impairment indicators.  If we determine that impairment exists and it is other-than-temporary, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value.

See Note A - Significant Accounting Policies and Note F- Investments and Notes Receivable to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for a detailed analysis of our investments and our accounting treatment for our investment portfolio.

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

We recognized net deferred tax liabilities of $1.605 billion at December 31, 2007 and $2.201 billion at December 31, 2006. The liabilities relate primarily to deferred taxes associated with our acquisitions. The assets relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe we will recover substantially all of these assets.

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

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $7.804 billion at December 31, 2007 and $7.186 billion at December 31, 2006.

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

See Note K — Income Taxes to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for a detailed analysis of our income tax accounting.

Legal, Product Liability Costs and Securities Claims

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to general and product liability claims. We maintain insurance policies providing limited coverage against securities claims. We record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $994 million at December 31, 2007 and $485 million at December 31, 2006. The amounts accrued represent primarily accrued amounts related to assumed Guidant litigation and product liability claims recorded as part of the purchase price, as well as amounts associated with on-going patent litigation involving our Interventional Cardiology business. See further discussion of our material legal proceedings in Item 3. Legal Proceedings and Note L — Commitments and Contingencies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for further discussion of our individual material legal proceedings.

New Accounting Standards

Standards Implemented

Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted Interpretation No. 48 as of the first quarter of 2007. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. Refer to Note K – Income Taxes to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information regarding our application of Interpretation No. 48 and its impact on our consolidated financial statements.

Statement No. 158

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements Nos. 87, 88, 106 and 132(R). Statement No. 158 requires recognition of the funded status of a benefit plan in the consolidated statements of financial position, as well as the recognition of certain gains and losses that arise during the period, but are deferred under pension accounting rules, in other comprehensive income (loss). We adopted Statement No. 158 in 2006.  Refer to Note A – Significant Accounting Policies to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for more information on our pension and other postretirement plans.

Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06−3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to: sales, use, value-added, and some excise taxes. Per Issue No. 06-3, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. We present sales net of sales taxes in our consolidated statements of operations. We adopted Issue No. 06−3 as of the first quarter of 2007. No change of presentation has resulted from our adoption.

Statement No. 123(R)

In December 2004, the FASB issued statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes Accounting

Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. We adopted Statement No. 123(R) as of January 1, 2006. Refer to Note N – Stock Ownership Plans to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for discussion of our adoption of the standard and its impact on our consolidated financial statements.

New Standards to be Implemented

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. The Statement retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009.

Statement No. 157

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provisions of Statement No. 157 prospectively as of January 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings. We are in the process of determining the effect of adoption of Statement No. 157, but we do not believe its adoption will materially impact our future results of operations or financial position.

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and liabilities at fair value upon their initial recognition on a contract-by-contract basis. Subsequent changes in fair value would be recognized in earnings as the changes occur. We will adopt Statement No. 159 beginning in the first quarter of 2008. We are currently evaluating the impact that the adoption of Statement No. 159 will have on our consolidated financial statements, but we do not believe its adoption will materially impact our future results of operations or financial position.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ James R. Tobin	/s/ Sam R. Leno
James R. Tobin	Sam R. Leno
President and Chief Executive Officer	Executive Vice President – Finance & Information Systems and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation:

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2007 and December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007 of Boston Scientific Corporation and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Boston, Massachusetts
February 25, 2008

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.135 billion at December 31, 2007 and $3.413 billion at December 31, 2006. We recorded $19 million of other assets and $118 million of other liabilities to recognize the fair value of these derivative instruments at December 31, 2007 as compared to $71 million of other assets and $27 million of other liabilities at December 31, 2006. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $293 million at December 31, 2007 and by $112 million at December 31, 2006. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $355 million at December 31, 2007 and by $134 million at December 31, 2006. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $1.5 billion at December 31, 2007 and $2.0 billion at December 31, 2006. The notional amount decrease is due to quarterly hedge reductions of $250 million beginning in September 2007 and ending in June 2009.  We recorded $17 million of other liabilities to recognize the fair value of our interest rate derivative instruments at December 31, 2007 as compared to $11 million at December 31, 2006. A one-percentage point increase in interest rates would increase the derivative instruments’ fair value by $9 million at December 31, 2007, as compared to an increase of $26 million at December 31, 2006. A one-percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $9 million at December 31, 2007 as compared to a decrease of $26 million at December 31, 2006. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to the hedged term loan. At December 31, 2007, $5.433 billion of our outstanding debt obligations was at fixed interest rates, representing 66 percent of our total debt and 81 percent of our net debt balance.

See Note I - Financial Instruments to our 2007 consolidated financial statements included in Item 8 of this Form 10-K for detailed information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation:

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in notes K and Q to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  As discussed in notes N and Q to the accompanying consolidated financial statements, effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 25, 2008

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2007	2006	2005

Net sales	$8,357	$7,821	$6,283
Cost of products sold	2,342	2,207	1,386
Gross profit	6,015	5,614	4,897

Operating expenses
Selling, general and administrative expenses	2,909	2,675	1,814
Research and development expenses	1,091	1,008	680
Royalty expense	202	231	227
Amortization expense	641	530	152
Purchased research and development	85	4,119	276
Restructuring charges	176
Litigation-related charges	365		780
Loss on assets held for sale	560
	6,029	8,563	3,929
Operating (loss) income	(14)	(2,949)	968

Other income (expense)
Interest expense	(570)	(435)	(90)
Fair-value adjustment for the sharing of proceeds feature of the Abbott Laboratories stock purchase	(8)	(95)
Other, net	23	(56)	13
(Loss) income before income taxes	(569)	(3,535)	891
Income tax (benefit) expense	(74)	42	263
Net (loss) income	$(495)	$(3,577)	$628

Net (loss) income per common share
Basic	$(0.33)	$(2.81)	$0.76
Assuming dilution	$(0.33)	$(2.81)	$0.75

Weighted-average shares outstanding:
Basic	1,486.9	1,273.7	825.8
Assuming dilution	1,486.9	1,273.7	837.6

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions)	2007	2006

ASSETS

Current assets
Cash and cash equivalents	$1,452	$1,668
Trade accounts receivable, net	1,502	1,388
Inventories	725	684
Deferred income taxes	679	369
Assets held for sale	1,099	1,447
Prepaid expenses and other current assets	464	474
Total current assets	$5,921	$6,030

Property, plant and equipment, net	1,735	1,644
Investments	317	596
Other assets	157	234
Intangible assets
Goodwill	15,103	13,996
Core and developed technology, net	6,978	7,330
Patents, net	322	319
Other intangible assets, net	664	733
Total intangible assets	23,067	22,378
Total assets	$31,197	$30,882

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share data)	2007	2006

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current debt obligations	$256	$7
Accounts payable	139	204
Accrued expenses	2,541	1,816
Income taxes payable	122	413
Liabilities associated with assets held for sale	39	52
Other current liabilities	153	139
Total current liabilities	$3,250	$2,631

Long-term debt	7,933	8,895
Deferred income taxes	2,284	2,570
Other long-term liabilities	2,633	1,488
Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares and issued 1,491,234,911 shares at December 31, 2007 and 1,486,403,445 shares at December 31, 2006	15	15
Additional paid-in capital	15,788	15,792
Deferred cost, ESOP	(22)	(58)
Treasury stock, at cost — 11,728,643 shares at December 31, 2006		(334)
Retained deficit	(693)	(174)
Accumulated other comprehensive income (loss), net of tax
Foreign currency translation adjustment	54	16
Unrealized gain on available-for-sale securities	16	16
Unrealized (loss) gain on derivative financial instruments	(59)	32
Unrealized costs associated with certain retirement plans	(2)	(7)
Total stockholders’ equity	15,097	15,298
	$31,197	$30,882

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock				Deferred Cost, ESOP
	Shares Issued	Par Value	Additional Paid-In Capital	Deferred Compensation	Shares	Amount	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Comprehensive Income (Loss)
Balance at December 31, 2004	844,565,292	$8	$1,633	$(2)			$(320)	$2,790	$(84)
Comprehensive income
Net income								628		$628
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment									(37)	(37)
Net change in equity investments									24	24
Net change in derivative financial instruments									118	118
Issuance of common stock			(113)				207
Common stock issued for acquisitions			(5)				129
Issuance of restricted stock, net of cancellations			114	(115)			1
Repurchases of common stock							(734)
Excess tax benefit related to stock options			28
Step-up accounting adjustment for certain investments								(8)
Amortization of deferred compensation			1	19
Balance at December 31, 2005	844,565,292	8	1,658	(98)			(717)	3,410	21	$733
Comprehensive income
Net loss								(3,577)		$(3,577)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment									87	87
Net change in equity investments									(10)	(10)
Net change in derivative financial instruments									(35)	(35)
Net change in certain retirement amounts									(6)	(6)
Issuance of shares of common stock for Guidant acquisition	577,206,996	6	12,508
Conversion of outstanding Guidant stock options			450
Issuance of shares of common stock to Abbott	64,631,157	1	1,399
Issuance of common stock			(238)				383
Excess tax benefit related to stock options			7
Reversal of deferred compensation in accordance with SFAS 123(R)			(98)	98
Stock-compensation, including amounts capitalized to inventory			115
Step-up accounting adjustment for certain investments								(7)
Acquired 401(k) ESOP for legacy Guidant employees					3,794,965	$(86)
401 (k) ESOP transactions			(9)		(1,237,662)	28
Balance at December 31, 2006	1,486,403,445	15	15,792		2,557,303	(58)	(334)	(174)	57	(3,541)
Comprehensive income
Net loss								(495)		$(495)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment									38	38
Net change in equity investments
Net change in derivative financial instruments									(91)	(91)
Net change in certain retirement amounts									5	5
Cumulative effect adjustment for adoption of Interpretation No. 48								(26)
Issuance of common stock	4,831,466		(65)				192
Common stock issued for acquisitions			(52)				142
Excess tax benefit related to stock options			2
Stock-compensation, including amounts capitalized to inventory			124
401 (k) ESOP transactions			(13)		(1,605,737)	36
Other								2
Balance at December 31, 2007	1,491,234,911	$15	$15,788		951,566	$(22)		$(693)	$9	$(543)

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2007	2006	2005
Operating Activities
Net (loss) income	$(495)	$(3,577)	$628
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	939	781	314
Deferred income taxes	(386)	(420)	4
Stock-compensation expense	122	113	19
Excess tax benefit relating to stock options			28
Net loss on investments and notes receivable	59	112	37
Purchased research and development	85	4,119	276
Loss on assets held for sale	560
Step-up value of acquired inventory sold		267
Fair-value adjustment for sharing of proceeds feature of Abbott Laboratories stock purchase	8	95
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions and assets held for sale:
Trade accounts receivable	(72)	64	(24)
Inventories	(30)	(53)	(77)
Prepaid expenses and other assets	(43)	79	(100)
Accounts payable and accrued expenses	45	(1)	(162)
Income taxes payable and other liabilities	125	234	(51)
Other, net	17	32	11
Cash provided by operating activities	934	1,845	903

Investing Activities
Property, plant and equipment
Purchases	(363)	(341)	(341)
Proceeds on disposals	30	18	19
Marketable securities
Purchases			(56)
Proceeds from maturities		159	241
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(13)	(8,686)	(178)
Payments relating to prior year acquisitions	(248)	(397)	(33)
Other investing activity
Purchases of publicly traded equity securities	(2)		(52)
Payments for investments in privately-held companies and acquisitions of certain technologies	(121)	(98)	(156)
Proceeds from sales of investments in, and collections of notes receivable from, investment portfolio companies	243	33	5
Cash used for investing activities	(474)	(9,312)	(551)

Financing Activities
Debt
Net payments on commercial paper		(149)	(131)
Payments on notes payable, capital leases and long-term borrowings	(1,000)	(1,510)	(508)
Proceeds from notes payable and long-term borrowings, net of debt issuance costs		8,544	739
Net proceeds from (payments on) borrowings on credit and security facilities	246	3	(413)
Equity
Repurchases of common stock			(734)
(Payments) proceeds related to issuance of shares of common stock to Abbott	(60)	1,400
Proceeds from issuances of shares of common stock	132	145	94
Excess tax benefit relating to stock options	2	7
Other, net		(1)	(1)
Cash (used for) provided by financing activities	(680)	8,439	(954)

Effect of foreign exchange rates on cash	4	7	(5)
Net (decrease) increase in cash and cash equivalents	(216)	979	(607)
Cash and cash equivalents at beginning of year	1,668	689	1,296
Cash and cash equivalents at end of year	$1,452	$1,668	$689

(See notes to the consolidated financial statements)

	Year Ended December 31,
SUPPLEMENTAL INFORMATION:	2007	2006	2005

Cash paid for income taxes	$475	$199	$350
Cash paid for interest	543	383	87

Non-cash investing activities:
Stock and stock equivalents issued for acquisitions	$90	$12,964	$124

Non-cash financing activities:
Capital lease arrangements	$31

(See notes to the consolidated financial statements)

Note A—Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our subsidiaries, all of which we wholly own. We consider the principles of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities and Accounting Research Bulletin No. 51, Consolidation of Financial Statements, when evaluating whether an entity is subject to consolidation. We assess the terms of our investment interests in entities to determine if any of our investees meet the definition of a variable interest entity (VIE) under Interpretation No. 46(R). We consolidate any VIEs in which we are the primary beneficiary. Our evaluation considers both qualitative and quantitative factors and various assumptions, including expected losses and residual returns. As of December 31, 2007, we did not consolidate any VIEs. We account for investments in companies over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock.

On April 21, 2006, we consummated our acquisition of Guidant Corporation. We consolidated Guidant’s operating results with those of Boston Scientific beginning on the date of the acquisition. See Note C - Acquisitions for further details regarding the transaction.

Reclassifications

We have reclassified certain prior year amounts to conform to the current year’s presentation, including amounts for prior years included in the consolidated balance sheets with respect to assets held for sale and associated liabilities, as well as Note B – Supplemental Balance Sheet Information, Note D – Goodwill and Other Intangible Assets,  and Note P – Segment Reporting.

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

Cash, Cash Equivalents and Marketable Securities

We record cash and cash equivalents in our consolidated balance sheets at cost, which approximates fair value. We consider all highly liquid investments purchased with an original maturity date of three months or less to be cash equivalents.

We invest excess cash in high-quality marketable securities consisting primarily of bank time deposits. We record available-for-sale investments at fair value. We exclude unrealized gains and temporary losses on available-for-sale securities from earnings and report such gains and losses, net of tax, as a separate component of stockholders’ equity until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We record held-to-maturity securities at amortized cost and adjust for amortization of premiums and accretion of discounts to maturity. We classify investments in debt securities or equity securities that have a readily determinable fair value that we purchase and hold principally for selling them in the near term as trading securities. All of our cash investments at December 31, 2007 and 2006 had maturity dates at date of purchase of less than three months and, accordingly, we have classified them as cash and cash equivalents. Interest income earned from cash and cash equivalent investments was $79 million in 2007, $67 million in 2006, and $36 million in 2005.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions and monitor outstanding positions to limit our credit exposure.

We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors’ offices and other private and governmental institutions. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses.

Revenue Recognition

We generate revenue primarily from the sale of single-use medical devices. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists.  We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For all other transactions, we recognize revenue when title to the goods and risk of loss transfer to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance. For multiple-element arrangements, whereby the sale of devices is combined with future service obligations, we defer revenue on the undelivered element based on verifiable objective evidence of fair value, and recognize the associated revenue over the related service period.

We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. We base our estimate for sales returns upon historical trends and record the amount as a reduction to revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings; for these transactions, we defer recognition of revenue based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.

We offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum rebate percentage offered. We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue generated from these agreements following the same revenue recognition criteria discussed above.

Inventories

We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, obsolete or expired inventory primarily on our estimates of forecasted net sales and production levels. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, obsolete or expired inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect the estimates related to excess and obsolete inventory. We record provisions for inventory located in our manufacturing and distribution facilities as cost of sales. We charge consignment inventory write-downs to selling, general and administrative expense. These write-downs approximated $35 million in 2007, $24 million in 2006, and $15 million in 2005. Inventories under consignment arrangements were approximately $78 million at December 31, 2007 and $47 million at December 31, 2006.

Property, Plant and Equipment

We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to seven year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the lease. We present assets under capital lease arrangements with property, plant and equipment in the accompanying consolidated balance sheets.

Valuation of Business Combinations

We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition in accordance with FASB Statement No. 141, Business Combinations, including identifiable intangible assets and purchased research and development, which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets and purchased research and development on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill.   In circumstances where the amounts assigned to assets acquired and liabilities assumed exceeds the cost of the acquired entity and the purchase agreement does not provide for contingent consideration that might result in an additional element of cost of the acquired entity that equals or exceeds the excess of fair value over cost, the excess is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets, including purchased research and development, except for a) financial assets, other than investments, accounted for under the equity method, b) assets to be disposed of by sale, c) deferred tax assets, d) prepaid assets relating to pension or other postretirement benefit plans and e) any other current assets.  In those circumstances where an acquisition involves contingent consideration, we recognize an amount equal to the lesser of the maximum amount of the contingent payment or the excess of fair value over cost as a liability.  As of December 31, 2007, the cost of each of our acquired entities exceeded the fair value amounts assigned to assets acquired and liabilities assumed.

Purchased Research and Development

Our purchased research and development represents the estimated fair value of acquired in-process projects that have not yet reached technological feasibility and have no alternative future use as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We expense the value attributable to these in-process projects at the time of the acquisition. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisitions as a whole. In addition, we record certain costs associated with our alliances as purchased research and development.

We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects acquired in connection with our recent acquisitions, we used the following ranges of risk-adjusted discount rates to discount our projected cash flows: 19 percent in 2007, 13 percent to 17 percent in 2006, and 18 percent to 27 percent in 2005. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

We record intangible assets at historical cost. We amortize our intangible assets using the straight-line method over their estimated useful lives, as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; customer relationships, five to 25 years; other intangible assets, various. We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that would indicate impairment and trigger a more frequent impairment assessment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, or an adverse action or assessment by a regulator. If an impairment indicator exists, and the carrying value of an asset exceeds its undiscounted cash flows, we write down the carrying value of the intangible asset to its fair value in the period identified. We calculate fair value generally as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. We record impairments of intangible assets as amortization expense in our consolidated statements of operations. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. To test for impairment, we calculate the fair value of our indefinite-lived intangible assets and compare the calculated fair values to the respective carrying values.  If the estimate of an intangible asset’s remaining useful life is changed, we amortize the remaining carrying value of the intangible asset prospectively over the revised remaining useful life.

For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent. We amortize these costs generally over a period of 17 years utilizing the straight-line method, commencing when the related patent is issued. Legal costs incurred in connection with the successful defense of both internally developed patents and those obtained through our acquisitions are capitalized and amortized over the remaining amortizable life of the related patent.

Goodwill Impairment

Annually we test our goodwill balances during the second quarter of the year as of April 1, the beginning of our second quarter, using financial information available at that time. We test our goodwill balances more frequently if certain indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. In 2007 and 2006, we identified our ten domestic divisions, which in aggregate make up the U.S. reportable segment, and our three international operating segments as our reporting units for purposes of the goodwill impairment test. At the time of acquisition, we assign goodwill to the reporting units that we expect to benefit from the respective business combination. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit's operations, and would be considered in determining fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit's goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our June 30 interim financial statements and disclose that the amount is an estimate.  We would then recognize any adjustment to that estimate in subsequent reporting periods, once we finalized the second step of the impairment test.

Investments in Publicly Traded and Privately Held Entities

We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We account for our investments for which fair value is not readily determinable in accordance with Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Emerging Issues Task Force (EITF) Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments other than Common Stock and FASB Staff Position Nos. 115-1 and 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.

We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock. We account for investments in entities over which we do not have the ability to exercise significant influence under the cost method. Our determination of whether we have the ability to exercise significant influence over an entity requires judgment. We consider the guidance in Opinion No. 18, EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, and EITF Topic D-46, Accounting for Limited Partnership Investments, in determining whether we have the ability to exercise significant influence over an entity.

For investments accounted for under the equity method, we record the investment initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements.

Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. We deem impairment to be other-than-temporary unless we have the ability and intent to hold an investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on these investments are included in other, net in our consolidated statements of operations.

Income Taxes

We utilize the asset and liability method of accounting for income taxes. Under this method, we determine deferred tax assets and liabilities based on differences between the financial reporting and tax bases of our assets and liabilities. We measure deferred tax assets and liabilities using the enacted tax rates and laws that will be in effect when we expect the differences to reverse.

We recognized net deferred tax liabilities of $1.605 billion at December 31, 2007 and $2.201 billion at December 31, 2006. The liabilities relate primarily to deferred taxes associated with our acquisitions. The assets relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe we will recover substantially all of these assets.

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

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $7.804 billion at December 31, 2007 and $7.186 billion at December 31, 2006.

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

Legal, Product Liability Costs and Securities Claims

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to general and product liability claims. We maintain insurance policies providing limited coverage against securities claims. We record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  See Note L - Commitments and Contingencies for further discussion of our individual material legal proceedings.

Warranty Obligations

We estimate the costs that we may incur under our warranty programs based on historical experience and record a liability at the time our products are sold. Factors that affect our warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. We record a reserve equal to the costs to repair or otherwise satisfy the claim. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Changes in our product warranty obligations during the years ended December 31, 2007 and 2006 consisted of the following (in millions):

Balance at January 1, 2006	$12
Guidant warranty provision assumed	50
Warranty claims provision	28
Settlements made	(30)
Balance at December 31, 2006	60
Warranty claims provision	23
Settlements made	(17)
Balance at December 31, 2007	$66

Costs Associated with Exit Activities

We record employee termination costs in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits, if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our domestic severance policy or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested and the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We record such costs into expense when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees, or over the future service period, if any. In addition, in conjunction with an exit activity, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and long-lived asset impairments. In addition, we account for costs to exit an activity of an acquired company and involuntary employee termination benefits and relocation costs associated with acquired businesses in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.   We include exit costs in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, in accordance with the Issue No. 95-3 criteria, and those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan; or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date.  We recognize involuntary employee termination benefits and relocation costs as liabilities assumed as of the acquisition date when management approves and commits to a plan of termination, and communicates the termination arrangement to the employees.

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries at the year-end exchange rate and translate sales and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in the accompanying consolidated financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations. These gains and losses were not material to our consolidated statements of operations for 2007, 2006, and 2005.

Financial Instruments

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. We record changes in the fair value of derivative instruments in earnings unless we meet deferred hedge accounting criteria. For derivative instruments designated as fair value hedges, we record the changes in fair value of both the derivative instrument and the hedged item in earnings. For derivative instruments designated as cash flow hedges, we record the effective portions of changes in fair value, net of tax, in other comprehensive income until the related hedged third party transaction occurs. For derivative instruments designated as net investment hedges, we record the effective portion of changes in fair value in other comprehensive income as part of the cumulative translation adjustment. We recognize any ineffective portion of our hedges in earnings.

The carrying amount of credit facility borrowings approximates their fair values at December 31, 2007. We base the fair value of our fixed-rate long-term debt on market prices to the extent we hedge changes in their fair values. Carrying amounts of floating-rate long-term debt approximate their fair value at December 31, 2007 and 2006.

Shipping and Handling Costs

We do not generally bill customers for shipping and handling of our products. Shipping and handling costs of $92 million in 2007, $108 million in 2006 and $92 million in 2005 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Purchased Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations.

Employee Retirement Plans

Defined Benefit Plans

In connection with our acquisition of Guidant, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which we maintain in a trust, consist primarily of equity and fixed-income instruments. We also sponsor the Guidant Excess Benefit Plan, a frozen nonqualified plan for certain former officers and employees of Guidant. The Guidant Excess Benefit Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain former U.S. and Puerto Rico employees of Guidant were eligible to receive Company-paid healthcare retirement benefits.  As part of the Guidant integration and the effort to develop a more scalable, consistent benefit plan, these benefits were frozen. Former Guidant employees that met certain criteria as of December 31, 2006 and retire within two years thereafter are eligible to receive the benefits under the plan.

We maintain an Executive Retirement Plan, which covers executive officers and division presidents. The plan provides retiring executive officers and division presidents with a lump sum benefit of 2.5 months of salary for each completed year of service, up to a maximum of 36 months’ pay. Participants may retire with unreduced benefits once retirement conditions have been satisfied. In order to meet the retirement definition under the Executive Retirement Plan, an employee’s age in addition to his or her years of service with Boston Scientific must be at least 65 years, the employee must be at least 55 years old and have been with Boston Scientific for at least five years.

We use a December 31 measurement date for these plans. In accordance with FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, we record the overfunded portion of each plan as an asset in our consolidated balance sheets, the underfunded portion as a liability, and recognize changes in the funded status through other comprehensive income. The outstanding obligation as of December 31, 2007 is as follows:

(in millions)	Executive Retirement Plan	Guidant Retirement Plan (frozen)	Guidant Excess Benefit Plan (frozen)	Healthcare Retirement Benefit Plan (frozen)	Total

Projected benefit obligation (PBO)	$20	$82	$28	$36	$166
Less: Fair value of plan assets		86			86
Underfunded (overfunded) PBO recognized	$20	$(4)	$28	$36	$80

The net decrease in the funded status of our plans from December 31, 2006 was $5 million and is included in accumulated other comprehensive income.

The weighted average assumptions used to determine benefit obligations at December 31, 2007 are as follows:

	Executive Retirement Plan	Guidant Retirement Plan (frozen)	Guidant Excess Benefit Plan (frozen)	Healthcare Retirement Benefit Plan (frozen)
Discount rate	6.50%	6.50%	6.50%	5.50%
Expected return on plan assets		7.75%
Healthcare cost trend rate				5.00%
Expected rate of compensation increase	4.50%

Defined Contribution Plans

We sponsor a voluntary 401(k) retirement savings plan for eligible employees. Participants may contribute between one percent and ten percent of his or her compensation on an after-tax basis, up to established federal limits. We match employee contributions equal to 200 percent for employee contributions up to two percent of employee compensation, and fifty percent for employee contributions greater than two percent, but not exceeding six percent, of employee compensation. Total expense for our matching contributions to the plan was $43 million in 2007, $40 million in 2006 and $41 million in 2005.

In connection with our acquisition of Guidant, we now sponsor the Guidant Employee Savings and Stock Ownership Plan, which allows for employee contributions of up to 75 percent of pre-tax earnings, up to established federal limits. Our matching contributions to the plan are in the form of shares of stock, allocated from the Employee Stock Ownership Plan (ESOP). Refer to Note N – Stock Ownership Plans for more information on the ESOP. Total expense for our matching contributions to the plan was $23 million in 2007 and $19 million in 2006.

Net Income (Loss) per Common Share

We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

Note B—Supplemental Balance Sheet Information

Components of selected captions in our consolidated balance sheets are as follows:

	As of December 31,
	2007	2006
Trade accounts receivable, net
Accounts Receivable	$1,639	$1,523
Less: allowances	137	135
	$1,502	$1,388

Inventories
Finished goods	$454	$417
Work-in-process	132	132
Raw materials	139	135
	$725	$684

Property, plant and equipment, net
Land	$119	$107
Buildings and improvements	822	694
Equipment, furniture and fixtures	1,680	1,486
Capital in progess	304	272
	2,925	2,559
Less: accumulated depreciation	1,190	915
	$1,735	$1,644

Accrued expenses
Acquisition-related obligations	$699	$428
Legal reserves	499	268
Payroll and related liabilities	498	450
Restructuring liabilities	137
Other	708	670
	$2,541	$1,816

Other long-term liabilities
Acquisition-related obligations	$465
Legal reserves	495	$217
Other accrued income taxes	1,344	1,041
Other long-term liabilities	329	230
	$2,633	$1,488

See Note D - Goodwill and Other Intangible Assets for details on our intangible assets and Note E – Assets Held for Sale for the components of those assets and associated liabilities classified as held for sale in our consolidated balance sheets.

Note C—Acquisitions

During 2007, we paid approximately $100 million through a combination of cash and common stock to acquire EndoTex Interventional Systems, Inc. and $70 million to acquire Remon Medical Technologies, Inc.  During 2006, we paid $28.4 billion to acquire Guidant through a combination of cash, common stock, and fully vested stock options. During 2005, we paid $178 million in cash to acquire TriVascular, Inc., CryoVascular Systems, Inc. and Rubicon Medical Corporation and paid approximately $120 million in shares of our common stock to acquire Advanced Stent Technologies, Inc.

Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information for 2006 and 2005 related to our acquisition of Guidant is included in the section that follows. We do not present pro forma information for our 2007 or 2005 acquisitions given the immateriality of their results to our consolidated financial statements.

2007 Acquisitions

In January 2007, we completed our acquisition of 100 percent of the fully diluted equity of EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. We issued approximately five million shares of our common stock valued at $90 million and paid approximately $10 million in cash, in addition to our previous investments of approximately $40 million, to acquire the remaining interests of EndoTex.  In addition, we may be required to pay future consideration that is contingent upon EndoTex achieving certain performance-related milestones. The acquisition was intended to expand our carotid artery disease technology portfolio.

In August 2007, we completed our acquisition of 100 percent of the fully diluted equity of Remon Medical Technologies, Inc.  Remon is a development-stage company focused on creating communication technology for medical device applications. We paid approximately $70 million in cash, net of cash acquired, in addition to our previous investments of $3 million, to acquire the remaining interests of Remon. We may also be required to make future payments contingent upon Remon achieving certain performance milestones. The acquisition was intended to expand our sensor and wireless communication technology portfolio and complement our existing Cardiac Rhythm Management (CRM) product line.

2006 Acquisitions

On April 21, 2006, we acquired 100 percent of the fully diluted equity of Guidant Corporation. The aggregate purchase price of $28.4 billion included: $14.5 billion in cash; 577 million shares of our common stock at an estimated fair value of $12.5 billion; approximately 40 million of our fully vested stock options granted to Guidant employees at an estimated fair value of $450 million; $97 million associated with the buyout of options of certain former vascular intervention and endovascular solutions Guidant employees; and $770 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant. Partially offsetting the purchase price was $6.7 billion of cash that we acquired, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories. The remaining cash relates to cash on hand at the time of closing. There is no potential contingent consideration payable to the former Guidant shareholders.

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

We measured the fair value of the 577 million shares of our common stock issued as consideration in conjunction with our acquisition of Guidant under Statement No. 141, and EITF Issue No. 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. We determined the measurement date to be April 17, 2006, the first date on which the average 20-day closing price fell below $22.62 and the number of Boston Scientific shares to be issued according to the exchange ratio became fixed without subsequent revision. We valued the securities based on average market prices a few days before and after the measurement date (beginning on April 12 and ending on April 19), which did not include any dates after the April 21 closing date of the acquisition. The weighted-average stock price so determined was $21.68.

To finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott. See Note H - Borrowings and Credit Arrangements for further details regarding the debt issued to finance the cash portion of the Guidant acquisition.

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

Further, Abbott purchased from us approximately 65 million shares of our common stock for $1.4 billion, or $21.66 per share. Abbott agreed not to sell any of these shares of common stock for six months following the transaction closing unless the average price per share of our common stock over any consecutive 20-day trading period during that six-month period exceeded $30.00. In addition, during the 18-month period following the transaction closing, Abbott was precluded from, in any one-month period, selling more than 8.33 percent of these shares of our common stock. Abbott must sell all of these shares of our common stock no later than 30 months following the April 21, 2006 acquisition date, and must apply a portion of the net proceeds from its sale of these shares of our common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to Boston Scientific (sharing of proceeds feature). As of December 31, 2007, Abbott had sold approximately 38 million shares of our common stock.  Abbott sold its remaining shares of our common stock during the first quarter of 2008.

We determined the fair value of the sharing of proceeds feature of the Abbott stock purchase as of April 21, 2006 to be $103 million and recorded this amount as an asset received in connection with the sale of the Guidant vascular intervention and endovascular solutions business to Abbott. We revalue this instrument each reporting period, and recorded net expense of approximately $8 million during 2007 and $95 million during 2006 to reflect a decrease in fair value.  As of December 31, 2007, due to our stock price, and the remaining term of the feature being less than one year, there was no fair value associated with this feature.

We used a Monte Carlo simulation methodology in determining the value of the sharing of proceeds feature. We estimated the fair value on April 21, 2006 using the following assumptions.

BSX stock price	$22.49
Expected volatility	30.00%
Risk-free interest rate	4.90%
Credit spread	0.35%
Expected dividend yield	0.00%
Contractual term to expiration (years)	2.5

In connection with the Abbott transaction, we agreed to issue Abbott additional shares of our common stock having an aggregate value of up to $60 million eighteen months following the transaction closing to reimburse Abbott for a portion of its cost of borrowing $1.4 billion to purchase the shares of our common stock. We recorded the $60 million obligation as a liability assumed in connection with the sale of Guidant’s vascular intervention and endovascular solutions businesses to Abbott. In October 2007, we modified our agreement with Abbott, and paid this obligation in cash, rather than in shares of our common stock.

Prior to the Abbott transaction closing, Boston Scientific and Abbott entered transition services agreements under which (i) we will provide or make available to the Guidant vascular and endovascular solutions businesses acquired by Abbott those services, rights, properties and assets of Guidant that were not included in the assets purchased by Abbott and that are reasonably required by Abbott to enable them to conduct the Guidant vascular and endovascular solutions businesses substantially as conducted at the time of the Abbott transaction closing; and (ii) Abbott will provide or make available to us those services, rights, properties and assets reasonably required by Boston Scientific to enable it to conduct the business conducted by Guidant, other than the Guidant vascular and endovascular solutions businesses, in substantially the same manner as conducted as of the Abbott transaction closing, to the extent those services, rights, properties and assets were included in the assets purchased by Abbott. These transition services are available at prices based on costs incurred in performing the services. Substantially all of these transition services agreements expired during 2007.

Purchase Price

We have accounted for the acquisition of Guidant as a purchase under U.S. GAAP. Under the purchase method of accounting, we recorded the assets and liabilities of Guidant as of the acquisition date at their respective fair values, and consolidated them with those of legacy Boston Scientific. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of the acquisition.

The purchase price is as follows (in millions):

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

Expected term (in years)	2.4
Expected volatility	30%
Risk free interest rate	4.92%
Stock price on date of grant	$22.49
Weighted-average exercise price	$13.11

Purchase Price Allocation

The following summarizes the Guidant purchase price allocation (in millions):

Cash	$6,708
Intangible assets subject to amortization	7,719
Goodwill	12,570
Other assets	2,375
Purchased research and development	4,169
Current liabilities	(1,973)
Net deferred income taxes	(2,432)
Exit and other costs	(163)
Other long-term liabilities	(701)
Deferred cost, ESOP	86
$28,358

Adjustments to the purchase price allocation in 2007 consisted primarily of changes in our estimates for the costs associated with product liability claims and litigation; adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits resulting from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; as well as reductions in our estimate for Guidant-related exit costs, as described below. The deferred tax liabilities relate primarily to the tax impact of future amortization associated with the identified intangible assets acquired, which are not deductible for tax purposes.

We allocated the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted-Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$6,142	25	10%-16%
Technology - developed	885	6	10%
Customer relationships	688	15	10%-13%
Other	4	10	10%
	$7,719	22

Purchased research and development	$4,169		13%-17%

Goodwill	$12,570

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

The core technology consists of technical processes, intellectual property, and institutional understanding with respect to products or processes that were developed by Guidant and that we will leverage in future products or processes. Core technology represents know-how, patented and unpatented technology, testing methodologies and hardware that will be carried forward from one product generation to the next. Over 90 percent of the value assigned to core technology is associated with Guidant’s CRM products and includes battery and capacitor technology, lead technology, software algorithms, and interfacing for shocking and pacing.

The developed technology acquired from Guidant represents the value associated with marketed products that had received FDA approval as of the acquisition date. Guidant’s marketed products as of the acquisition date included:

•
Implantable cardioverter defibrillator (ICD) systems used to detect and treat abnormally fast heart rhythms (tachycardia) that could result in sudden cardiac death, including implantable cardiac resynchronization therapy defibrillator (CRT-D) systems used to treat heart failure;

•
Implantable pacemaker systems used to manage slow or irregular heart rhythms (bradycardia), including implantable cardiac resynchronization therapy pacemaker (CRT-P) systems used to treat heart failure; and

•	Cardiac surgery systems used to perform cardiac surgical ablation, endoscopic vein harvesting and clampless beating-heart bypass surgery.

The products marketed at the date of acquisition included products primarily within the Insignia®, Prizm, Vitality®, Contak TR® and Contak Renewal® CRM product families, the VASOVIEW® Endoscopic Vein Harvesting System, FLEX Microwave Systems and the ACROBAT® System.  We sold the Cardiac Surgery business we acquired with Guidant in a separate transaction in 2008.  Refer to Note E– Assets Held for Sale for further information.

Customer relationships represent the estimated fair value of the non-contractual customer relationships Guidant had with physician customers as of the acquisition date. The primary physician users of Guidant’s largest selling products include electrophysiologists, implanting cardiologists, cardiovascular surgeons, and cardiac surgeons. These relationships were valued separately from goodwill as Guidant (i) had information about and had regular contact with its physician customers and (ii) the physician customers had the ability to make direct contact with Guidant. We used the income approach to estimate the fair value of customer relationships as of the acquisition date.

Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the CRM market and diversifying our product portfolio; the value of Guidant’s highly trained assembled workforce as of the acquisition date; the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers; the incremental value to our existing Interventional Cardiology business from having two drug-eluting stent platforms; and the synergies expected to result from combining infrastructures, reducing combined operational spend and program reprioritization.

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of consolidated results of our operations and Guidant’s, as if the acquisition, the Abbott transaction and the financing for the acquisition had occurred at the beginning of each of the periods presented. We have adjusted the historical consolidated financial information to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. We present the unaudited pro forma condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition, the sale of the Guidant vascular intervention and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at the beginning of each of the periods presented. Pro forma adjustments are tax-effected at our effective tax rate.

	Year Ended December 31,
in millions, except per share data	2006	2005
	(unaudited)

Net sales	$8,533	$8,739
Net loss	(3,916)	(4,287)

Net loss per share - basic	$(2.66)	$(2.92)
Net loss per share - assuming dilution	$(2.66)	$(2.92)

The unaudited pro forma net loss for  both periods presented includes $480 million for the amortization of purchased intangible assets, as well as the following non-recurring charges: purchased research and development of $4.169 billion; $267 million associated with the step-up value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and $95 million for the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase. In connection with the accounting for the acquisition of Guidant, we wrote up inventory acquired from manufacturing cost to fair value.

Costs Associated with Exit Activities

Included in the final Guidant purchase price allocation is $163 million associated with exit activities accrued pursuant to Issue No. 95-3. As of the acquisition date, management began to assess and formulate plans to exit certain Guidant activities.  As a result of these exit plans, we continue to make severance, relocation and change-in-control payments. The majority of the exit cost accrual relates to our first quarter 2007 reduction of the acquired CRM workforce. The affected workforce included primarily research and development employees, although employees within sales and marketing and certain other functions were also impacted.  We also made smaller workforce reductions internationally across multiple functions in order to eliminate duplicate facilities and rationalize our distribution network in certain countries.  During 2007, we reduced our estimate for Guidant-related exit costs in accordance with Issue No. 95-3. At December 31, 2007 we had remaining an accrual for $26 million in acquisition-related costs that includes approximately $17 million for involuntary terminations, change-in-control payments, relocation and related costs, and approximately $9 million of estimated costs to cancel contractual commitments. We expect that substantially all of the amounts accrued at December 31, 2007 will be paid within the next twelve months.

A rollforward of the components of our accrual for Guidant-related exit and other costs is as follows:

	Workforce Reductions	Relocation Costs	Contractual Commitments	Total
Balance at January 1, 2006
Purchase price adjustments	$190	$15	$30	$235
Charges utilized	(27)	(5)	(5)	(37)
Balance at December 31, 2006	163	10	25	198
Purchase price adjustments	(63)	(2)	(7)	(72)
Charges utilized	(85)	(6)	(9)	(100)
Balance at December 31, 2007	$15	$2	$9	$26

2005 Acquisitions

In March 2005, we acquired 100 percent of the fully diluted equity of Advanced Stent Technologies, Inc. (AST) for approximately 3.6 million shares of our common stock, valued at approximately $120 million on the date of acquisition, plus potential future payments contingent upon certain regulatory and performance-related milestones. AST is a developer of stent delivery systems that are designed to address coronary artery disease in bifurcated vessels. The acquisition was intended to provide us with an expanded stent technology and intellectual property portfolio.  In connection with our expense and head count reduction plan discussed in our Management's Discussion and Analysis included in Item 7 of this Form 10-K, during 2007, we decided to suspend further significant funding of research and development associated with this project and may or may not decide to pursue its completion. As a result, we recorded a charge of $21 million to amortization expense in 2007, related to the impairment of the remaining AST intangible assets.

In April 2005, we acquired 100 percent of the fully diluted equity of TriVascular, Inc. for approximately $65 million, in addition to our previous investments and notes issued of approximately $45 million. TriVascular is a developer of medical devices and procedures used for treating abdominal aortic aneurysms (AAA). The acquisition was intended to expand our vascular surgery technology portfolio. During 2006, management cancelled the TriVascular AAA stent-graft program. The program cancellation was due principally to forecasted increases in time and costs to complete the development of the stent-graft and to receive regulatory approval. The cancellation of the TriVascular AAA program resulted in the shutdown of our facility in Santa Rosa, California. During 2006, we recorded charges to research and development expenses of approximately $20 million associated primarily with write-downs of fixed assets, and $10 million associated with severance and related costs incurred in connection with the cancellation of the program. In addition, we recorded an impairment charge related to the remaining TriVascular intangible assets and reversed our accrual for contingent payments recorded in the initial purchase accounting. The effect of the write-off of these assets and liabilities was a $23 million charge to amortization expense and a $67 million credit to purchased research and development during 2006.

In April 2005, we acquired 100 percent of the fully diluted equity of CryoVascular Systems, Inc. for approximately $50 million, in addition to our previous investments of approximately $10 million and potential future earn-out payments contingent upon CryoVascular achieving certain performance related-milestones. CryoVascular is a developer and manufacturer of a proprietary angioplasty device to treat atherosclerotic disease of the legs and other peripheral arteries, which we previously distributed. The acquisition was intended to expand our peripheral vascular technology portfolio.

In June 2005, we completed our acquisition of 100 percent of the fully diluted equity of Rubicon Medical Corporation for approximately $70 million, in addition to our previous investments of approximately $20 million. We may also be required to make earn-out payments in the future that are contingent upon Rubicon achieving certain regulatory and performance related-milestones. Rubicon is a developer of embolic protection filters for use in interventional cardiovascular procedures. The acquisition was intended to strengthen our leadership position in interventional cardiovascular procedures. In 2006, we wrote off $21 million of the intangible assets to amortization expense associated with developed technology obtained as part of the acquisition. The write-off of the Rubicon developed technology resulted from a management decision to redesign the first generation of the technology and concentrate resources on the commercialization of the second-generation product.

Contingent Consideration

Certain of our business combinations involve the payment of contingent consideration. Payment of the additional consideration is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals.

During 2007, we paid $248 million for acquisition-related payments associated primarily with Advanced Bionics, for which approximately $220 million was accrued at December 31, 2006. During 2006, we paid $397 million for acquisition-related payments associated primarily with Advanced Bionics, CryoVascular and Smart Therapeutics, Inc. As of December 31, 2005, we had accrued $268 million for acquisition-related payments. During 2005, we paid $33 million for acquisition-related payments associated primarily with Catheter Innovations, Inc., Smart and Embolic Protection, Inc.

Certain of our acquisitions involve the payment of contingent consideration, some of which are based on the acquired company’s revenue during the earn-out period. Consequently, we cannot currently determine the total payments; however, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones, with certain milestones tied to profitability. We estimated that these payments could amount to as much as $2.0 billion through 2013. The amended agreement provides a new schedule of consolidated, fixed payments, consisting of $650 million that was paid upon closing in January 2008, and $500 million payable in March 2009. The fair value of these payments, determined to be $1.115 billion, was accrued at December 31, 2007, $465 million of which is classified as long-term. These payments will be the final payments made to Advanced Bionics. See Note E – Assets Held for Sale for further discussion of the amendment. As of December 31, 2007, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our other business combinations, some of which may be payable in common stock, is approximately $1.1 billion. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2008 through 2022. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $3.4 billion.

Purchased Research and Development

In 2007, we recorded $85 million of purchased research and development, including $75 million associated with our acquisition of Remon, $13 million resulting from the application of equity method accounting for one of our strategic investments, and $12 million associated with payments made for certain early-stage CRM technologies. Additionally, in June 2007, we terminated our product development agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect has been developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during 2007, representing future payments that we would have been obligated to make prior to the termination of the agreement.

The $75 million of in-process research and development acquired with Remon consists of a pressure-sensing system development project, which will be combined with our existing CRM devices. As of December 31, 2007, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect to launch devices using pressure-sensing technology in 2013 in Europe and certain other international countries, and in the U.S. in 2016, subject to regulatory approval. We expect material net cash inflows from such products to commence in 2016, following the launch of this technology in the U.S.

In 2006, we recorded $4.119 billion of purchased research and development, including a charge of approximately $4.169 billion associated with the in-process research and development obtained in conjunction with the Guidant acquisition; a credit of $67 million resulting primarily from the reversal of accrued contingent payments due to the cancellation of the TriVascular AAA program; and an expense of $17 million resulting primarily from the application of equity method accounting for our investment in EndoTex.

The $4.169 billion of purchased research and development associated with the Guidant acquisition consists primarily of approximately $3.26 billion for acquired CRM-related products and $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes $369 million that represents the estimated fair value of the potential milestone payments of up to $500 million that we may receive from Abbott upon its receipt of regulatory approvals for certain products. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments is dependent on future research and development activity and regulatory approvals, and the asset had no alternative future use as of the acquisition date. We will recognize the milestone payments, if received, as a gain in our financial statements at the time of receipt.

The most significant purchased research and development projects acquired from Guidant include the next-generation CRM pulse generator platform and rights to the everolimus-eluting stent technology that we share with Abbott. The next-generation pulse generator platform incorporates new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. We expect to leverage this platform across all CRM product families, including ICD systems, cardiac resynchronization therapy (CRT) devices and pacemaker systems, to treat electrical dysfunction in the heart. The next-generation products using this platform include the COGNIS™ CRT-D device, the TELIGEN™ ICD device and the INGENIO™ pacemaker system. During the first quarter of 2008, we received CE Mark approval for our COGNIS CRT-D device, which includes defibrillation capability, and the TELIGEN ICD device, and expect a full European launch by the end of the second quarter of 2008. We expect a U.S. launch of  the COGNIS and TELIGEN devices in the second half of 2008, following regulatory approval. We expect to launch the INGENIO device in both Europe and the U.S. in the second half of 2010.  As of December 31, 2007, we estimate that the total cost to complete the COGNIS and TELIGEN technology is between $25 million and $35 million, and the cost to complete the INGENIO technology is between $30 million and $35 million. We expect material net cash inflows from the COGNIS and TELIGEN devices to commence in the second half of 2008 and material net cash inflows from the INGENIO device to commence in the second half of 2010.

The $540 million attributable to the everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug-eluting stent technology we share with Abbott. In December 2006, we launched the PROMUS™ everolimus-eluting coronary stent system, which is a private-labeled XIENCE™ V drug-eluting stent system supplied to us by Abbott, in certain European countries. In 2007, we expanded our launch in Europe, as well as in key countries in other regions. In June 2007, Abbott submitted the final module of a pre-market approval (PMA) application to the FDA seeking approval in the U.S. for both the XIENCE V and PROMUS stent systems. In November 2007, the FDA advisory panel reviewing Abbott’s PMA submission voted to recommend the stent systems for approval. Following FDA approval, which Abbott is expecting in the first half of 2008, we plan to launch the PROMUS stent system in the U.S. We expect to launch an internally developed and manufactured next-generation everolimus-based stent in Europe in late 2009 or early 2010 and in the U.S. in late 2012 or early 2013. We expect that material net cash inflows from our internally developed and manufactured everolimus-based drug-eluting stent will commence in 2013, following its approval in the U.S. As of December 31, 2007, we estimate that the cost to complete our internally manufactured next-generation everolimus-eluting stent technology project is between $200 million and $250 million.

In 2005, we recorded $276 million of purchased research and development, consisting of $130 million relating to our acquisition of TriVascular, $73 million relating to our acquisition of AST, $45 million relating to our acquisition of Rubicon, and $3 million relating to our acquisition of CryoVascular. In addition, we recorded

$25 million of purchased research and development in conjunction with a product development agreement formed with Aspect Medical Systems, one of our strategic partners, for new brain monitoring technology that Aspect has been developing. In 2007, we terminated this agreement and recognized a credit of $15 million to purchased research and development, representing future payments that we would have been obligated to make prior to the termination of the agreement.

The most significant 2005 purchased research and development projects included TriVascular’s AAA stent-graft and AST’s Petal™ bifurcation stent, which collectively represented 73 percent of our 2005 purchased research and development. During 2006, management cancelled the TriVascular AAA stent-graft program. In addition, as previously noted, during 2007, we decided to suspend further significant funding of research and development associated with the Petal stent project and may or may not decide to pursue its completion. In connection with the cancellation of the TriVascular AAA program, we recorded a $67 million credit to purchased research and development in 2006, representing the reversal of our accrual for contingent payments recorded in the initial purchase accounting.

Note D—Goodwill and Other Intangible Assets

The gross carrying amount of goodwill and intangible assets and the related accumulated amortization for intangible assets subject to amortization is as follows:

	As of December 31, 2007		As of December 31, 2006
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Technology - core	$6,596	$526	$6,541	$264
Technology - developed	1,096	515	1,116	390
Patents	579	257	562	243
Customer relationships	674	91	682	41
Other intangible assets	132	51	211	119
	$9,077	$1,440	$9,112	$1,057
Unamortizable intangible assets
Goodwill	$15,103		$13,996
Technology - core	327		327
	$15,430		$14,323

Our core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired through business combinations that is fundamental to the on-going operations of our business and has no limit to its useful life. Our core technology that is not subject to amortization is comprised primarily of certain purchased stent and balloon technology, which is foundational to our continuing operations within the interventional cardiology market and other markets within interventional medicine. We amortize all other core technology over its estimated useful life.

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio at December 31, 2007 is as follows:

Fiscal Year	Estimated Amortization Expense (in millions)
2008	$530
2009	509
2010	494
2011	400
2012	357

Goodwill as of December 31 as allocated to our reportable segments is presented below. During 2007, we reorganized our international business, and therefore, revised our reportable segments to reflect the way we currently manage and view our business. Refer to Note P – Segment Reporting for more information on our reporting structure and segment results. We have reclassified previously reported 2006 and 2005 goodwill balances and activity by segment to be consistent with the 2007 presentation.

(in millions)	United States	Europe	Asia Pacific	Inter- Continental	Total
Balance as of December 31, 2005	$1,613	$182	$97	$46	$1,938
Purchase price adjustments	(4)				(4)
Goodwill acquired	7,642	3,626	674	412	12,354
Contingent consideration	278	39	13	10	340
Balance as of December 31, 2006	9,529	3,847	784	468	14,628
Purchase price adjustments	77	53	8	4	142
Goodwill acquired	34	9	5	4	52
Contingent consideration	924	130	53	39	1,146
Goodwill written-off	(478)	(43)	(18)	(13)	(552)
Balance as of December 31, 2007	$10,086	$3,996	$832	$502	$15,416

The 2007 purchase price adjustments related primarily to changes in our estimates for the costs associated with Guidant product liability claims and litigation; adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits resulting from the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; as well as reductions in our estimate for Guidant-related exit costs.  The 2006 purchase price adjustments relate primarily to adjustments to reflect properly the fair value of deferred tax assets and liabilities acquired in connection with 2006 and prior year acquisitions.

During 2007, we determined that certain of our businesses were no longer strategic to our on-going operations. Therefore, we initiated processes to sell these businesses in 2007, and completed their sale in the first quarter of 2008.  During 2007, in conjunction with the anticipated sales of our Auditory, Cardiac Surgery and Vascular Surgery businesses, we recorded $552 million of goodwill write-downs in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  In addition, in accordance with Statement No. 144, we present separately the assets of the disposal groups, including the related goodwill, as ‘assets held for sale’ within our consolidated balance sheets.  Refer to Note E – Assets Held for Sale for more information regarding these transactions, and for the major classes of assets, including goodwill, classified as held for sale.  The following table reconciles the goodwill rollforward above to the goodwill as presented in our consolidated balance sheets:

(in millions)	United States	Europe	Asia Pacific	Inter- Continental	Total
December 31, 2006 balance per above table	$9,529	$3,847	$784	$468	$14,628
Less: Balance included in assets held for sale	602	18	7	5	632
December 31, 2006 balance in consolidated balance sheets	$8,927	$3,829	$777	$463	$13,996

December 31, 2007 balance per above table	$10,086	$3,996	$832	$502	$15,416
Less: Balance included in assets held for sale	311	1		1	313
December 31, 2007 balance in consolidated balance sheets	$9,775	$3,995	$832	$501	$15,103

Note E—Assets Held for Sale

During 2007, we determined that our Auditory, Cardiac Surgery, Vascular Surgery, Fluid Management and Venous Access businesses were no longer strategic to our ongoing operations. Therefore, we initiated the process to sell these businesses in 2007, and completed their sale in the first quarter of 2008. The sale of these disposal groups will help allow us to focus on our core businesses and priorities. Management committed to a plan to sell each of these businesses in 2007 and, pursuant to Statement No. 144, we adjusted the carrying value of the disposal groups to their fair value, less cost to sell (if lower than the carrying value), and have presented separately the assets of the disposal groups as ‘assets held for sale’ and the liabilities of the disposal groups as ‘liabilities associated with assets held for sale’ in our consolidated balance sheets. Each transaction is discussed below in further detail.

Auditory

In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. The acquisition of Advanced Bionics included potential earnout payments that were contingent primarily on the achievement of future performance milestones, with certain milestones tied to profitability. The amended agreement provides for a new schedule of consolidated, fixed payments to former Advanced Bionics shareholders, consisting of $650 million that was paid upon closing in January 2008, and $500 million payable in March 2009. These payments will be the final payments made to Advanced Bionics. The former shareholders of Advanced Bionics approved the amended merger agreement in September 2007. Following the approval by the former shareholders, we accrued the fair value of these payments in accordance with Statement No. 141, as the payment of this consideration was determinable beyond a reasonable doubt. The fair value of these payments, determined to be $1.115 billion, was recorded as an increase to goodwill.

In conjunction with the amended merger agreement, we entered a definitive agreement to sell a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million. The sale, consummated in January 2008, will help allow us to better focus on the retained Pain Management business and emerging indications program acquired with Advanced Bionics. To adjust the carrying value of the disposal group to its fair value, less costs to sell, we recorded a loss of approximately $367 million in 2007, representing primarily a write-down of goodwill. Under the terms of the agreement, we will retain a twelve percent interest in the limited liability companies formed for purposes of operating the Auditory business and drug pump development program. In accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we will account for these investments using the equity method of accounting.

Cardiac Surgery and Vascular Surgery

In January 2008, we completed the joint sale of our Cardiac Surgery and Vascular Surgery businesses to the Getinge Group for a cash price of $750 million, before adjustment for certain working capital items. To adjust the carrying value of the Cardiac Surgery and Vascular Surgery disposal group to its fair value, less costs to sell, we recorded a loss of approximately $193 million in 2007, representing primarily the write-down of goodwill. In addition, we expect to record a tax expense of approximately $50 million in the first quarter of 2008 in connection with the closing of the transaction.  We acquired the Cardiac Surgery business in April 2006 as part of the Guidant transaction (refer to Note C – Acquisitions) and acquired the Vascular Surgery business in 1995.

Fluid Management and Venous Access

In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Avista Capital Partners for a cash price of $425 million. We expect to record a pre-tax gain of approximately $230 million during the first quarter of 2008 associated with this transaction. We have not adjusted the carrying value of the Fluid Management and Venous Access disposal group as of December 31, 2007 because the fair value of the disposal group, less costs to sell, exceeds its carrying value. We acquired the Fluid Management business as part of our acquisition of Schneider Worldwide in 1998. The Venous Access business was previously a component of our Oncology business.

The combined assets held for sale and liabilities associated with the assets held for sale included in the accompanying consolidated balance sheets attributable to these disposal groups consist of the following:

	As of December 31,
(in millions)	2007	2006

Trade accounts receivable, net	$41	$36
Inventories	71	65
Prepaid expenses and other current assets	3	3
Property, plant and equipment, net	87	82
Goodwill	313	632
Other intangible assets, net	581	626
Other long-term assets	3	3
Assets held for sale	$1,099	$1,447

Accounts payable and accrued expenses	$32	$47
Other current liabilities	6	4
Other non-current liabilities	1	1
Liabilities associated with assets held for sale	$39	$52

The tangible assets and liabilities presented in the table above are primarily U.S. assets and liabilities and are included in our United States reportable segment. The December 31, 2006 balances presented are for comparative purposes and were not classified as held for sale at that date.

The combined 2007 revenues associated with the disposal groups were $553 million, or seven percent of our net sales.

Note F – Investments and Notes Receivable

We have historically entered a significant number of alliances with publicly traded and privately held entities in order to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During the second quarter of 2007, we announced our decision to monetize the majority of our investment portfolio in order to eliminate investments determined to be non-strategic. During 2007, we received $200 million of proceeds from sales of available-for-sale securities and recognized associated gross gains of $41 million and gross losses of $2 million.  We received approximately $19 million of proceeds from sales of privately held investments and other cash distributions, and recognized net gains on sales of privately held investments of $10 million. We intend to monetize the rest of our non-strategic portfolio investments over the next several quarters. In addition, during 2007, we received proceeds of approximately $24 million and recognized a gain of $14 million associated with the collection of a note receivable from one of our privately held investees, which had been written down in a prior year.

We regularly review our investments for impairment indicators. Based on this review, we recorded other-than-temporary impairments in 2007 of approximately $65 million associated with our privately held investments, and $44 million associated with our publicly traded investments. We recorded other-than-temporary impairments of $78 million in 2006 related primarily to technological delays and financial deterioration of certain of our investments in vascular sealing and gene therapy portfolio companies. We recorded other-than-temporary impairments of $10 million in 2005 associated with certain cost method investments. In addition, during 2005, we wrote-off our $24 million investment in Medinol, Ltd. We canceled our equity investment in conjunction with the litigation settlement with Medinol. The write-down of the Medinol investment is included in litigation-related charges in our consolidated statements of operations.

Many of our alliances involve equity investments in privately held equity securities or investments where an observable quoted market value does not exist. Many of these companies are in the developmental stage and have not yet commenced their principal operations. Our exposure to losses related to our alliances is generally limited to our equity investments and notes receivable associated with these alliances. Our equity investments in alliances consist of the following:

	As of December 31,
(in millions)	2007	2006
Available-for-sale investments
Carrying value	$18	$120
Gross unrealized gains	26	36
Gross unrealized losses		(10)
Fair value	44	146

Equity method investments
Carrying value	60	95

Cost method investments
Carrying value	213	355
	$317	$596

As of December 31, 2007, we held $60 million of investments that we accounted for under the equity method. Our ownership percentages in these entities ranges from approximately seven percent to 41 percent.  Our share of net earnings and losses of our equity method investees in 2007 was less than $1 million in the aggregate.  As of December 31, 2007, all of our equity method investments were with privately-held entities. The aggregate difference between the carrying value of the investments and the value of our share in the net assets of the investee at the time that we determined that the investments qualified for equity method accounting was approximately $29 million. This difference was attributable primarily to goodwill, which is not being amortized, and purchased research and development, which we wrote off at the time of application of the equity method of accounting.

As of December 31, 2006, we held $95 million of investments that we accounted for under the equity method. Our ownership percentages in these entities ranged from approximately 21 percent to 28 percent. The aggregate value of our equity method investments for which a quoted market price was available was approximately $125 million, for which the associated carrying value was approximately $77 million.

We had notes receivable of approximately $61 million at December 31, 2007 and $113 million at December 31,

2006 due from publicly traded and privately held entities. We recorded write-downs of notes receivable of $13 million in 2007, related primarily to the financial deterioration of certain of our privately held portfolio companies. We recorded write-downs of notes receivable of $39 million in 2006, related primarily to technological delays and financial deterioration of certain of our vascular sealing and gene therapy portfolio companies, and $4 million in 2005.

Note G – Restructuring Activities

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. As of December 31, 2007, we had completed more than half of the anticipated head count reductions. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several business units and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development (R&D) projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially completed worldwide by the end of 2008.

We expect that the execution of this plan will result in total pre-tax costs of approximately $425 million to $450 million.  We expect that the plan will result in total cash outlays of  approximately $400 million to $425 million.  The following table provides a summary of our estimates of total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Termination benefits	$260 million to $270 million
Retention incentives	$60 million to $65 million
Asset write-offs and accelerated depreciation	$45 million to $50 million
Other*	$60 million to $65 million

* Other costs consist primarily of costs to transfer product lines from one facility to another and consultant fees.

In 2007, we incurred total restructuring costs of $205 million. The following presents these costs by major type and line item within our consolidated statements of operations:

	Termination Benefits	Retention Incentives	Intangible Asset Write-offs	Fixed Asset Write-offs	Accelerated Depreciation	Other	Total
Cost of goods sold		$1			$1		$2
Selling, general and adminstrative expenses		2			2		4
Research and development expenses		2					2
Amortization expense			$21				21
Restructuring charges	$158			$8		$10	176
	$158	$5	$21	$8	$3	$10	$205

The termination benefits recorded during 2007 represent primarily amounts incurred pursuant to our on-going benefit arrangements, and have been recorded pursuant to FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits.  We expect to record the remaining termination benefits in 2008 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  The asset write-offs relate to intangible assets and property, plant and equipment that are not recoverable following our decision in October 2007 to (i) commit to the expense and workforce reduction plan, including the elimination, suspension or reduction of spending on certain R&D projects, and (ii) restructure several businesses.  The retention incentives represent cash incentives that are being recorded over the future service period during which eligible employees must remain employed with us to retain the payment.  The other restructuring costs are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

Charges associated with restructuring activities are excluded from the determination of segment income, as they do not reflect expected on-going future operating expenses and are not considered by management when assessing operating performance.

The following is a rollforward of the liabilities associated with our 2007 restructuring initiatives, which are reported as a component of accrued expenses included in our consolidated balance sheets.

	Termination Benefits	Other	Total
Balance at January 1, 2007
Charges	$158	$10	$168
Cash payments	(23)	(8)	(31)
Balance at December 31, 2007	$135	$2	$137

Note H—Borrowings and Credit Arrangements

We had total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent, as compared to total debt of $8.902 billion at December 31, 2006 at an average interest rate of 6.03 percent. Our borrowings consist of the following:

	As of December 31,
(in millions)	2007	2006

Current debt obligations
Credit and security facility	$250
Other	6	$7
	256	7

Long-term debt obligations
Term loan	4,000	5,000
Abbott loan	900	900
Senior notes	3,050	3,050
Fair value adjustment *	(17)	(11)
Discounts	(34)	(52)
Capital leases	28	1
Other	6	7
	7,933	8,895

	$8,189	$8,902

*
Represents unamortized losses related to interest rate swaps used to hedge the fair value of certain of our senior notes. See Note I - Financial Instruments for further discussion regarding the accounting treatment of our interest rate swaps.

The debt maturity schedule for the significant components of our debt obligations as of December 31, 2007 is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan		$300	$1,700	$2,000			$4,000
Abbott loan				900			900
Senior notes				850		$2,200	3,050
Credit and security facility	$250						250
	$250	$300	$1,700	$3,750		$2,200	$8,200

In April 2006, to finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion, consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott. In addition, we terminated our existing revolving credit facilities and established a new $2.0 billion revolving credit facility. In May 2006, we repaid and terminated the $700 million 364-day interim credit facility loan and terminated the credit facility. Additionally, in June 2006, under our shelf registration previously filed with the SEC, we issued $1.2 billion of publicly registered senior notes. Refer to the Senior Notes section below for the terms of this issuance.

Term Loan and Revolving Credit Facility

In April 2006, we terminated our existing revolving credit facilities and established a new $2.0 billion, five-year revolving credit facility. Use of the borrowings in unrestricted and the borrowings are unsecured. There were no amounts borrowed under this facility as of December 31, 2007 and 2006.

The term loan and revolving credit facility bear interest at LIBOR plus an interest margin of 1.00 percent. The interest margin is based on the highest two out of three of our long-term, senior unsecured, corporate credit ratings from Fitch Ratings, Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services (S&P). As of December 31, 2007, our credit ratings S&P and Fitch were BB+, and our credit rating from Moody’s was Ba1. All of these are below investment grade ratings and the outlook by all three rating agencies is currently negative. Credit rating changes may impact our borrowing cost, but do not require the repayment of borrowings. These credit rating changes have not materially increased the cost of our existing borrowings.

We are permitted to prepay the term loan prior to maturity with no penalty or premium. In the third quarter of 2007, we prepaid $1.0 billion of our five-year term loan, using $750 million of cash on hand and $250 million in borrowings against our credit facility secured by our U.S. trade receivables (refer to Credit Facilities section for more information on this facility). In addition, in January 2008, following the closing of the sale of, and receipt of proceeds for, three of our businesses, we made an additional payment of $200 million, reducing the April 2009 maturity shown in the table above.

Abbott Loan

The $900 million loan from Abbott bears interest at a fixed 4.0 percent rate, payable semi-annually. The loan is subordinated to our senior, unsecured, subsidiary indebtedness. We are permitted to prepay the Abbott loan prior to maturity with no penalty or premium. We determined that an appropriate fair market interest rate on the loan from Abbott was 5.25 percent per annum. We recorded the loan at a discount of approximately $50 million at the inception of the loan and will record interest at an imputed rate of 5.25 percent over the term of the loan.

Other Credit Facilities

We maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly owned entity, which we consolidate. This entity purchases our U.S.

trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. In the third quarter of 2007, we extended this facility through August 2008. There was $250 million in borrowings outstanding under this facility at December 31, 2007 and no amounts outstanding at December 31, 2006.

Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 15 billion Japanese yen (translated to approximately $133 million at December 31, 2007 and $127 million at December 31, 2006). We discounted $109 million of notes receivable as of December 31, 2007 at an average interest rate of 1.15 percent, and $103 million as of December 31, 2006 at an average interest rate of 0.75 percent. Discounted notes receivable are excluded from accounts receivable in the accompanying consolidated balance sheets.

At December 31, 2007, we had outstanding letters of credit and bank guarantees of approximately $110 million, which consisted primarily of financial lines of credit provided by banks and collateral for workers’ compensation programs. We enter these letters of credit and bank guarantees in the normal course of business. As of December 31, 2007 and 2006, beneficiaries had not drawn any amounts on the letters of credit or guarantees. At this time, we do not believe we will be required to fund or draw any amounts from the guarantees or letters of credit and, accordingly, we have not recognized a related liability in our financial statements as of December 31, 2007 or 2006.

Senior Notes

We had senior notes of $3.050 billion outstanding at December 31, 2007 and 2006. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries, including our term loan and the Abbott loan.  Our senior notes consist of the following:

	Amount (in millions)	Issuance Date	Maturity Date	Semi-annual Coupon Rate

January 2011 Notes	$250	November 2004	January 2011	4.250%
June 2011 Notes	600	June 2006	June 2011	6.000%
June 2014 Notes	600	June 2004	June 2014	5.450%
November 2015 Notes	400	November 2005	November 2015	5.500%
June 2016 Notes	600	June 2006	June 2016	6.400%
January 2017 Notes	250	November 2004	January 2017	5.125%
November 2035 Notes	350	November 2005	November 2035	6.250%
	$3,050

In April 2006, we increased the interest rate payable on our November 2015 Notes and November 2035 Notes by 0.75 percent in connection with credit ratings changes as a result of the Guidant acquisition. Rating changes throughout 2007 had no additional impact on the interest rates associated with our senior notes. Subsequent rating improvements may result in a decrease in the adjusted interest rate to the extent that our lowest credit rating is above BBB- or Baa3. These interest rates will be permanently reinstated to the issuance rate when the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Debt Covenants

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants. During 2007, we amended certain terms contained in this agreement. Among other items, the amendment extends a step-down in the maximum permitted ratio of debt to consolidated EBITDA, as defined by the agreement, as follows:

From:	To:
4.5 times to 3.5 times on March 31, 2008	4.5 times to 4.0 times on March 31, 2009, and

4.0 times to 3.5 times on September 30, 2009

The amendment also provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, of up to $300 million of restructuring charges incurred through June 30, 2009 and up to $500 million of litigation and settlement expenses incurred (net of any litigation or settlement income received) in any consecutive four fiscal quarters, not to exceed $1.0 billion in the aggregate, through June 30, 2009. Other than the amended exclusions from the calculation of consolidated EBITDA, there was no change in our minimum required ratio of consolidated EBITDA, as defined by the agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of December 31, 2007, we were in compliance with the required covenants. Exiting 2007, our ratio of debt to consolidated EBITDA was approximately 3.6 to 1.0 and our ratio of consolidated EBITDA to interest expense was approximately 4.0 to 1.0. Our inability to maintain these covenants could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

Note I—Financial Instruments

The carrying amounts and fair values of our financial instruments are as follows:

	As of December 31, 2007		As of December 31, 2006
(in millions)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Currency exchange contracts	$19	$19	$71	$71

Liabilities
Long-term debt	$7,933	$7,603	$8,895	$8,862
Currency exchange contracts	118	118	27	27
Interest rate swap contracts	17	17	11	11

Considerable judgment is required in interpreting market data to develop estimates of fair value. Estimates presented herein are not necessarily indicative of the amounts that we could realize in a current market exchange due to changes in market rates since December 31, 2007.

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

We estimate the fair value of derivative financial instruments based on the amount that we would receive or pay to terminate the agreements at the reporting date. We had currency derivative instruments outstanding in the contract amounts of $4.135 billion at December 31, 2007 and $3.413 billion at December 31, 2006. In addition, we had interest rate derivative instruments outstanding in the notional amount of $1.5 billion at December 31, 2007, and $2.0 billion at December 31, 2006.

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

Currency Translation Hedging

We use currency forward and option contracts to reduce the risk that our earnings and cash flows, associated with forecasted foreign currency denominated intercompany and third-party transactions, will be affected by currency exchange rate changes. These contracts are designated as foreign currency cash flow hedges under Statement No. 133.  We record the effective portion of any change in the fair value of the foreign currency cash flow hedges in other comprehensive income (loss) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge from other comprehensive income (loss) to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the effective portion of any gain or loss on the related cash flow hedge from other comprehensive income (loss) to earnings at that time. Gains and losses from hedge ineffectiveness were immaterial in 2007, 2006 and 2005. We recognized in earnings net gains of $20 million during 2007, $38 million during 2006, and a net loss of $12 million during 2005 on currency derivative instruments. All cash flow hedges outstanding at December 31, 2007 mature within 36 months. As of December 31, 2007, $58 million of unrealized net losses are recorded in accumulated other comprehensive loss, net of tax, to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to $28 million of net gains at December 31, 2006. At December 31, 2007, $33 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.  The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, Euro, British pound sterling, Australian dollar and Canadian dollar). We may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility.  Changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Interest Rate Hedging

We use interest rate derivative instruments to manage our exposure to interest rate movements and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under Statement No. 133. We record changes in the fair value of fair value hedges in other income (expense), which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest expense includes interest payments made or received under interest rate derivative instruments. We record the effective portion of any change in the fair value of cash flow hedges as other comprehensive income (loss), net of tax, and reclassify the gains or losses to interest expense during the hedged interest payment period.

Prior to 2006, we entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR to hedge against potential changes in the fair value of certain of our senior notes. We designated these interest rate swaps as fair value hedges under Statement No. 133 with changes in fair value recorded to earnings offset by changes in the fair value of our hedged senior notes. We terminated these hedges during 2006 and realized a net loss of $14 million, which we recorded to the carrying amount of certain of our senior notes. As of December 31, 2007, the carrying amount of certain of our senior notes included $4 million of unamortized gains and $13 million of unamortized losses, as compared to $4 million of unamortized gains and $16 million of unamortized losses at December 31, 2006.

During 2005 and 2006, we entered floating-to-fixed treasury locks to hedge potential changes in future cash flows of certain senior note issuances. The objective of these hedges was to reduce potential variability of interest payments on the forecasted senior notes issuance. We designated these treasury locks as cash flow hedges under Statement No. 133. Upon termination of the treasury locks in 2006, we realized net gains of $21 million. At December 31, 2007, we had $10 million of unamortized gain, net of tax, recorded in accumulated other comprehensive income, which we are amortizing into earnings over the life of the hedged debt.  At December 31, 2006, we had $11 million of unamortized gain, net of tax, recorded in accumulated other comprehensive income.  Amounts recorded for ineffectiveness related to these treasury locks were immaterial in 2007 and 2006.

During 2006, we entered floating-to-fixed interest rate swaps indexed to three-month LIBOR to hedge against variability in interest payments on $2.0 billion of our LIBOR-indexed floating-rate loans. Three-month LIBOR approximated 4.70 percent at December 31, 2007 and 5.36 percent at December 31, 2006. These interest rate swaps reduce by $250 million quarterly beginning in September 2007 and ending in June 2009.  As of December 31, 2007, we had interest rate derivative instruments outstanding in the notional amount of $1.5 billion. We designated these interest rate swaps as cash flow hedges under Statement No. 133, and record fluctuations in the fair value of these derivative instruments as unrealized gains or losses in other comprehensive income (loss), net of tax, until the hedged cash flow occurs. At December 31, 2007, we recorded a net unrealized loss of $11 million, net of tax, in accumulated other comprehensive loss to recognize the fair value of these interest rate derivative instruments, as compared to $7 million of net unrealized losses at December 31, 2006.

We recognized $2 million of net losses in earnings related to all current and prior interest rate derivative contracts in 2007 as compared to net gains of $2 million in 2006 and $9 million in 2005.   At December 31, 2007, $3 million of net losses may be reclassified to earnings within the next twelve months.

Note J—Leases

Rent expense amounted to $72 million in 2007, $80 million in 2006, and $63 million in 2005.

Future minimum rental commitments at December 31, 2007 under noncancelable operating lease agreements are as follows (in millions):

2008	$64
2009	49
2010	37
2011	24
2012	17
Thereafter	49
$240

In 2005, we entered a lease agreement with an entity affiliated with a former co-chief executive officer of our Neuromodulation operations to construct a new manufacturing facility for that business. Under the amended Advanced Bionics merger agreement discussed in Note E – Assets Held for Sale, we will retain the leased facility for use in our Pain Management business. We were reimbursed for the first $12 million in construction costs and were responsible for all additional costs to complete and prepare the facility for occupancy. We incurred related costs of $9 million in 2007 and $34 million in 2006. Future lease payments over the remaining 13-year lease term included in the table above are approximately $39 million. In accordance with EITF Issue No. 97-10, The Effect of Lessee Involvement in Asset Construction, we have capitalized approximately $14 million, representing the value of the underlying land, in our consolidated balance sheets at December 31, 2007.

Future minimum rental commitments at December 31, 2007 under noncancelable capital lease agreements are as follows (in millions):

2008	$5
2009	4
2010	3
2011	3
2012	3
Thereafter	47
65
Less: portion representing interest	(31)
$34

The majority of our capital lease obligations reported above relate to a new manufacturing facility we are building in Costa Rica. We have an option to purchase this property one year following the commencement of the lease term in November 2007 for a purchase price of $30 million. This purchase option expires in November 2011.

Note K—Income Taxes

 Our (loss) income before income taxes consists of the following:

	Year Ended December 31,
(in millions)	2007	2006	2005
Domestic	$(1,294)	$(4,535)	$(126)
Foreign	725	1,000	1,017
	$(569)	$(3,535)	$891

The related (benefit) provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2007	2006	2005
Current
Federal	$99	$375	$147
State	46	53	37
Foreign	167	34	75
	312	462	259
Deferred
Federal	(345)	(421)	(25)
State	(20)	(24)	(1)
Foreign	(21)	25	30
	(386)	(420)	4
	$(74)	$42	$263

A reconciliation of income taxes at the federal statutory rate to the actual (benefit) provision for income taxes is as follows:

	Year Ended December 31,
	2007	2006	2005
U.S. federal statutory income tax rate	(35.0%)	(35.0%)	35.0%
Effect of foreign taxes	(41.9%)	(6.1%)	(31.9%)
Research and development credit	(2.4%)	(0.6%)	(1.6%)
Section 199 manufacturing deduction	(2.2%)	(0.5%)
Goodwill write-down related to divestitures	33.2%
Valuation allowance	19.6%	2.2%	(0.7%)
Non-deductible acquisition expenses	5.4%	40.8%	9.9%
State income taxes, net of federal benefit	4.0%	0.5%	3.0%
Other, net	6.3%	0.4%	0.4%
Tax liability release on unremitted earnings		(3.8%)
Sale of intangible assets		3.3%	5.9%
Legal settlement			10.2%
Extraordinary dividend from subsidiaries			(0.7%)
	(13.0%)	1.2%	29.5%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2007	2006
Deferred tax assets
Inventory costs, intercompany profit and related reserves	$250	$241
Tax benefit of net operating loss, capital loss and tax credits	267	188
Reserves and accruals	573	291
Restructuring and acquisition-related charges, including purchased research and development	112	108
Litigation and product liability reserves	82	114
Unrealized losses on derivative financial instruments	34
Investment writedown	107	78
Stock-based compensation	84	57
Federal benefit of uncertain tax positions	114
Other	17	5
	1,640	1,082
Less: valuation allowance on deferred tax assets	193	97
	$1,447	$985

Deferred tax liabilities
Property, plant and equipment	$51	$76
Intangible assets	2,967	3,053
Litigation settlement	24	24
Unrealized gains on available-for-sale securities	10	10
Unrealized gains on derivative financial instruments		19
Other		4
	3,052	3,186
	$(1,605)	$(2,201)

At December 31, 2007, we had U.S. tax net operating loss, capital loss and tax credit carryforwards, the tax effect of which was $79 million. In addition, we had foreign tax net operating loss carryforwards, the tax effect of which was $188 million. These carryforwards will expire periodically beginning in 2008. We established a valuation allowance of $193 million against these carryforwards, due to our determination, after consideration of all evidence, both positive and negative, that it is more likely than not a portion of the carryforwards will not be realized. The increase in the valuation allowance in 2007, as compared to 2006 is attributable primarily to foreign net operating losses generated during the year.

The income tax impact of the other comprehensive income (loss) was a benefit of $53 million in 2007, a benefit of $27 million in 2006, and a provision of $82 million in 2005.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $7.804 billion at December 31, 2007 and $7.186 billion at December 31, 2006.

As of December 31, 2005, we had recorded a $133 million deferred tax liability for unremitted earnings of certain foreign subsidiaries that we had anticipated repatriating in the foreseeable future. During 2006, we made a significant acquisition that, when combined with certain changes in business conditions subsequent to the acquisition, resulted in a reevaluation of this liability. We determined that we will not repatriate these earnings in the foreseeable future and, instead, will indefinitely reinvest these earnings in foreign operations in order to repay debt obligations associated with the acquisition. As a result, we reversed the deferred tax liability and reduced income tax expense by $133 million in 2006.

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

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation of Interpretation No. 48, we recognized a $126 million increase in our liability for unrecognized tax benefits. Approximately $26 million of this increase was reflected as a reduction to the January 1, 2007 balance of retained earnings.  Substantially all of the remaining increase related to pre-acquisition uncertain tax liabilities related to Guidant, which we recorded as an increase to goodwill in accordance with EITF Issue No. 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination.  At the adoption date of January 1, 2007, we had $1.155 billion of gross unrecognized tax benefits, $360 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards.  At December 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $415 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance at January 1, 2007	$1,155
Additions based on positions related to the current year	80
Additions for tax positions of prior years	60
Reductions for tax positions of prior years	(47)
Settlements with taxing authorities	(61)
Statute of limitation expirations	(7)
Balance at December 31, 2007	$1,180

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 1997.  Substantially all material state, local, and foreign income tax matters have been concluded for all years through 2001.

During 2007, we settled several audits, obtained an Advance Pricing Agreement between the U.S. and Japan, and received a favorable appellate court decision on a previously outstanding Japan matter with respect to the 1995 to 1998 tax periods. As a result of settlement of these matters, net of payments, we decreased our reserve for uncertain tax positions by $67 million, inclusive of $16 million of interest and penalties.  Of this amount, we treated $53 million as a reduction in goodwill in accordance with Issue No. 93-7, and we reversed the remaining $14 million to earnings. It is reasonably possible that within the next 12 months we will resolve multiple issues with taxing authorities, including matters presently under consideration at IRS Appeals related to Guidant’s acquisition of Intermedics and selected IRS examination issues for the 2001 to 2003 tax periods, in which case we could record a reduction in our balance of unrecognized tax benefits of between $70 million and $141 million.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense (benefit).  We had $218 million accrued for interest and penalties at adoption of Interpretation No. 48 and $264 million at December 31, 2007. The total amount of interest and penalties recognized in our consolidated statements of operations for 2007 was $76 million.

Note L—Commitments and Contingencies

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

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.

In the normal course of business, product liability and securities claims are asserted against us. Product liability and securities claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to general and product liability claims, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

Our accrual for legal matters that are probable and estimable was $994 million at December 31, 2007 and $485 million at December 31, 2006, and includes estimated costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the Guidant purchase price, and to on-going patent litigation involving our Interventional Cardiology business. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See Note A - Significant Accounting Policies for further discussion on our policy for accounting for legal, product liability and security claims.

In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our accrual as of December 31, 2007 or otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The United States Court of Appeals for the Federal Circuit remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, we filed an appeal. A hearing on the appeal was held on October 3, 2007, and a decision was rendered on January 7, 2008 upholding the lower court’s finding of infringement and reversing the finding of invalidity of a second claim.  The Court of Appeals remanded the case to the District Court for further consideration. On February 4, 2008, we requested the Court of Appeals rehear the appeal and reverse the lower court’s finding of infringement and/or remand the case to the District Court for a new trial.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. A hearing originally scheduled for December 21, 2007 has been postponed and rescheduled for April 25, 2008.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against us alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patents. In August 2006, we appealed the Court’s decision to the Supreme Court. On January 18, 2007, the Supreme Court denied our request to review this matter. A trial began on January 21, 2008 and is expected to be concluded by the end of February 2008. A decision is expected in three to six months.

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. Trial began on October 9, 2007 and, on October 31, 2007, the jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis .No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. We filed a motion to overturn the jury verdict. A hearing on post-trial motions was held on February 15, 2008, and on February 19, 2008, the Court denied all post-trial motions. The Court also ordered the parties to attempt to negotiate a reasonable royalty rate for future sales of the products found to infringe or file further papers with the Court regarding continued infringement  We intend to appeal the decision.

On March 26, 2002, we and our wholly owned subsidiary, Target Therapeutics, Inc.,  filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems and/or pushable coil vascular occlusion systems (coil delivery systems) infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 7, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to this patent. On July 27, 2007, the Court denied Cordis’ motion. The Court also modified its claim construction and vacated its earlier summary judgment order finding infringement by the Cordis device. Summary judgment motions with respect to this patent were renewed by both parties and a hearing on these renewed motions was held on January 18, 2008.  Also on January 18, 2008, the Court granted our motion for summary judgment that Cordis infringes a second patent in the suit.  On January 25, 2008, the Court ruled that two of the patents, including the one on which summary judgment of infringement had just been granted, are not invalid based on prior public or commercial use. Decisions on the other motions for summary judgment have not yet been rendered.

On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us, alleging that our Express 2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2™, Express 2 Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. We filed a motion to set aside the verdict and enter judgment in our favor as a matter of law. On May 11, 2006, our motion was denied. With respect to our counterclaim, a jury found on July 1, 2005 that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe our patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson filed a motion for reconsideration, which was denied on March 27, 2007. On April 17, 2007, Johnson & Johnson filed a second motion to set aside the verdict and enter judgment in its favor as a matter of law or, in the alternative, request a new trial on infringement. That motion was denied and judgment was entered on September 24, 2007. Both parties have filed an appeal, although a hearing date has not yet been scheduled.

On March 13, 2003, Boston Scientific Scimed and we filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. We subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes an additional four of our patents (the Additional Patents).  In March 2005, we filed a stipulated dismissal as to three of the four Additional Patents. On April 4, 2007, the Court granted summary judgment of non-infringement of the remaining Additional Patent and the parties entered a stipulated dismissal as to the claim of that patent on May 11, 2007. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes the original patent and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson moved for reconsideration of the Court’s decision. A summary judgment hearing as to the remaining patent asserted in our amended complaint was held on June 14, 2006. A hearing on the reconsideration motion was held on August 10, 2007. On September 24, 2007, the Court denied Cordis’ motion for reconsideration. The Court entered judgment against Cordis and on October 19, 2007, Cordis filed an appeal. A hearing on the appeal has not yet been scheduled.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. A hearing was held on September 20 and 21, 2007 and a decision was rendered on December 6, 2007, scheduling a new hearing for May 29, 2008 to consider new evidence. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We have filed a counterclaim infringement action in Italy and an infringement action in Germany. A hearing is scheduled on the German infringement action for July 15, 2008.

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

On September 27, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on

July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing was held on September 21, 2007 in Mannheim, Germany, and a decision has not yet been rendered.

On October 15, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® drug-eluting stent infringes one of our German utility models. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing was held on September 21, 2007 in Mannheim, Germany, and a decision has not yet been rendered.

On November 29, 2007, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher and Cypher Select™ drug-eluting stents infringe one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing date has not yet been scheduled.

On December 30, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our German utility models. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on December 1, 2005. In January 2006, the judge rendered a decision of non-infringement. On January 29, 2006, Boston Scientific Scimed appealed the judge's decision. On February 15, 2007, the Court decided to appoint a technical expert. A hearing date has not yet been scheduled.

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. Guidant and we filed a motion to dismiss the complaint on November 15, 2006. Johnson & Johnson filed its opposition to the motion on January 9, 2007, and defendants filed their reply on January 31, 2007. A hearing on the motion to dismiss was held on February 28, 2007.  On August 29, 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant.  On October 10, 2007, the Court denied Johnson & Johnson’s motion to reconsider the dismissal of the tortious interference claim against Abbott and us.  A trial date has not yet been scheduled.

On May 4, 2006, we filed suit against Conor Medsystems Ireland Ltd. alleging that its Costar® paclitaxel-eluting coronary stent system infringes one of our balloon catheter patents. The suit was filed in Ireland seeking monetary and injunctive relief.  On May 24, 2006, Conor responded, denying the allegations and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. On January 14, 2008, the case was dismissed pursuant to a settlement agreement between the parties.

On May 25, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement of the patent by our PROMUS™ coronary stent system. On February 21, 2008, Cordis answered the complaint, denying the allegations, and filed a counterclaim for infringement seeking an injunction and a declaratory judgment of validity.  A trial is scheduled to begin on August 3, 2009.

On June 1, 2007, Boston Scientific Scimed and we filed a suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement of the patent by our PROMUS coronary stent system. On February 21, 2008, Cordis answered the complaint, denying the allegations, and filed a counterclaim for infringement seeking an injunction and a declaratory judgment of validity.  A trial is scheduled to begin on August 3, 2009.

On June 22, 2007, Boston Scientific Scimed and we filed a suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement of the patent by our PROMUS coronary stent system.  On February 21, 2008, Cordis answered the complaint, denying the allegations, and filed a counterclaim for infringement seeking an injunction and a declaratory judgment of validity.  A trial is scheduled to begin on August 3, 2009.

On November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement of the patent by our PROMUS coronary stent system. On February 21, 2008, Cordis answered the complaint, denying the allegations, and filed a counterclaim for infringement seeking an injunction and a declaratory judgment of validity.  A trial is scheduled to begin on August 3, 2009.

On January 15, 2008, Johnson & Johnson Inc. filed a suit for patent infringement against us alleging that the sale of the Express, Express 2 and TAXUS EXPRESS 2 stent delivery systems infringe two Canadian patents owned by Johnson & Johnson.  Suit was filed in The Federal Court of Canada seeking a declaration of infringement, monetary damages and injunctive relief.  We intend to file a motion to dismiss the complaint.

On January 28, 2008, Wyeth and Cordis Corporation filed suit against Boston Scientific Scimed and us, alleging that our PROMUS coronary stent system, upon launch in the United States, will infringe three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. We have not yet been served with the complaint.

On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed to the complaint. The suit alleges that our PROMUS coronary stent system, upon launch in the United States, will infringe three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. We have not yet answered the complaint, but intend to vigorously defend against its allegations.

Litigation with Medtronic, Inc.

On March 1, 2006, Medtronic Vascular, Inc. filed suit against Boston Scientific Scimed and us, alleging that our balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On April 25, 2006, we answered and filed a counterclaim seeking a declaratory judgment of invalidity and non-infringement. Trial is scheduled to begin on May 5, 2008.

On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we are seeking a declaratory judgment of patent invalidity and of non-infringement by our PROMUS coronary stent system relating to two U.S. patents owned by Medtronic. Trial is scheduled to begin on January 29, 2009.

On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the District Court for Delaware against us, Guidant Corporation (Guidant), and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. On February 8, 2008, we answered, denying the substantive allegations of the complaint.

Litigation Relating to St. Jude Medical, Inc.

Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the District Court in Indianapolis. In July 2001, a jury found that a patent licensed to CPI and expired in December 2003, was valid but not infringed by certain of St. Jude Medical’s defibrillator products. In February 2002, the District Court reversed the jury’s finding of validity. In August 2004, the Federal Circuit Court of Appeals, among other things, reinstated the jury verdict of validity and remanded the matter for a new trial on infringement and damages. The case was sent back to the District Court for further proceedings. Pursuant to a Settlement Agreement dated July 29, 2006 between St. Jude Medical and us the parties agreed to limit the scope and available remedies of this case. On March 26, 2007, the District Court issued a ruling invalidating the patent.  On April 23, 2007, we appealed the Court’s ruling. A hearing on the appeal has not yet been scheduled.

Litigation with Medinol Ltd.

On February 20, 2006, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that the Company’s Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté® stent system internationally or in the United States, the continued sale of the TAXUS® Liberté® stent system internationally or the launch of the TAXUS® Liberté® stent system in the United States. We plan to defend against Medinol’s claims vigorously. The arbitration hearing was held on September 17 through September 21, 2007, and a decision is expected in March 2008.

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. We appealed the Court’s decision in December 2003. A hearing on the appeal was held on August 17, 2006. On December 14, 2006, a decision was rendered upholding the trial court ruling. We appealed the Court’s decision on March 14, 2007. On May 25, 2007, Medinol moved to dismiss our appeal, although a decision has not yet been rendered.

On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our PROMUS coronary stent system infringes five U.S. patents, three European patents and two German Patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the PROMUS stent system internationally or the launch of the PROMUS stent system in the United States. We plan to defend against Medinol’s claims vigorously. A hearing is scheduled for May 11, 2009.

Other Patent Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary relief. On September 26, 2001, we reached a contingent settlement with Dr. Bonzel involving all but one claim asserted in the complaint. The contingency was satisfied and the settlement is final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate

Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against us, certain of our subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. We answered, denying the allegations of the complaint. We filed a motion to dismiss the case, and the case was dismissed with prejudice on November 2, 2004. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. On March 2, 2006, the Federal District Court dismissed the appeal and affirmed the lower court’s decision.  On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law.   On May 11, 2007, we responded to Dr. Bonzel’s counsel’s letter asserting the validity of the 1995 license agreement. On October 5, 2007, Dr. Bonzel filed a complaint against us in Kassel, Germany, which was formally served in December 2007, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. We have not yet answered the complaint, but intend to vigorously defend against its allegations.

On September 12, 2002, ev3 Inc. filed suit against The Regents of the University of California and our wholly owned subsidiary, Boston Scientific International, B.V., in the District Court of The Hague, The Netherlands, seeking a declaration that ev3’s EDC II and VDS embolic coil products do not infringe three patents licensed to us from The Regents. On October 22, 2003, the Court ruled that the ev3 products infringe the three patents. On December 18, 2003, ev3 appealed the Court’s ruling. A hearing on the appeal has not yet been scheduled. A damages hearing originally scheduled for June 15, 2007 has been postponed and not yet rescheduled. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter. The parties are currently negotiating a definitive settlement agreement.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc., a subsidiary of ev3, and Dendron GmbH alleging that Micro Therapeutics’ Sapphire detachable coil delivery systems infringe twelve patents licensed to us and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include Target Therapeutics and us as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, we, as a third-party defendant, filed a motion to dismiss us from the case. On July 9, 2004, the Court granted our motion in part and dismissed Target and us from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent and denied The Regents’ cross-motion for summary judgment of enforceability. A summary judgment hearing was held on July 31, 2007 relating to the antitrust claim, and on August 22, 2007, the Court granted summary judgment in our favor and dismissed us from the case. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter. The parties are currently negotiating a definitive settlement agreement.

On March 29, 2005, we and Boston Scientific Scimed, filed suit against ev3 for patent infringement, alleging that ev3's SpideRX® embolic protection device infringes four U.S. patents owned by us. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 9, 2005, ev3 answered the complaint, denying the allegations, and filed a counterclaim seeking a declaratory judgment of invalidity and unenforceability, and noninfringement of our patents in the suit. On October 28, 2005, ev3 filed its first amended answer and counterclaim alleging that certain of our embolic protection devices infringe a patent owned by ev3. On June 20, 2006, we filed an amended complaint adding a claim of trade secret misappropriation and claiming infringement of two additional U.S. patents owned by us. On June 30, 2006, ev3 filed an amended answer and counterclaim alleging infringement of two additional U.S. patents owned by ev3. A trial has not yet been scheduled. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter.  The parties are currently negotiating a definitive settlement agreement.

On September 27, 2004, Target Therapeutics and we filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to the subsidiary. The complaint was filed in the U.S. District Court for the Northern District of

California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against us relating to three U.S. patents owned by Micrus, and antitrust and state law violations. On January 10, 2005, we filed a motion to dismiss certain of Micrus' counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of our patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted. Subsequently, Micrus provided a covenant not to sue us with respect to one of the Micrus patents. On June 1, 2007, the Court held a claim construction hearing regarding the various patents at issue, but the Court has not yet issued a decision.  A trial date has not yet been set.

On November 26, 2005, Angiotech and we filed suit against Occam International, BV in The Hague, The Netherlands seeking a preliminary injunction against Occam's drug-eluting stent products based on infringement of patents owned by Angiotech and licensed to us. A hearing was held January 13, 2006, and on January 27, 2006, the Court denied our request for a preliminary injunction. Angiotech and we have appealed the Court's decision, and the parties agreed to pursue normal infringement proceedings against Occam in The Netherlands.

On April 4, 2005, Angiotech and we filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand's drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court's decision. A hearing on the appeal has been scheduled for March 13, 2008.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, we answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. A hearing has not yet been scheduled.

On April 4, 2007, SciCo Tec GmbH filed suit against us alleging certain of our balloon catheters infringe a U.S. patent owned by SciCo Tec GmbH.  The suit was filed in the U. S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On May 10, 2007, SciCo Tec filed an amended complaint based on similar allegations as those pled in the original complaint and alleging certain additional balloon catheters and stent delivery systems infringe the same patent. On May 14, 2007, we answered, denying the allegations of the first complaint. On May 29, 2007, we responded to the amended complaint and filed a counterclaim seeking declaratory judgment of invalidity and non-infringement with respect to the patent at issue.  A trial has been scheduled for November 10, 2008.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Medizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH.  The suit was filed in Mannheim, Germany.  We answered the complaint, denying the allegations and filed a nullity action against SciCo Tec relating to one of its German patents.  A hearing on the merits in the infringement action was held on February 12, 2008, and a decision is expected April 1, 2008.

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, we filed an answer, denying the allegations of the complaint. Trial began on February 5, 2008. On February 11, 2008, the jury found that our TAXUS® Express and TAXUS® Liberte® stent products infringe Dr. Saffran’s patent and that the patent is valid.  No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. We believe the jury verdict is unsupported by both the evidence and the law.  We will seek to overturn the verdict in post-trial motions before the District Court and, if unsuccessful, to appeal to the U.S. Court of Appeals for the Federal Circuit. On February 21, 2008, Dr. Saffran filed a new complaint alleging willful infringement of the continued sale of the TAXUS stent products. We will vigorously defend against its allegations.

On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS Express coronary stent system infringes a patent owned by them.  The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the Eastern District Court of Texas and seeks monetary and injunctive relief. On February 18, 2008, Wall Cardiovascular Technologies filed a request to amend its complaint to add Medtronic, Inc. to the suit with respect to its drug-eluting stent system. We answered the original complaint denying the allegations and intend to oppose the request to amend to add Medtronic.

Other Proceedings

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit on our behalf in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against our directors, certain of our current and former officers, and us as nominal defendant. The complaint alleged, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to us and our shareholders in the management and affairs of our business and in the use and preservation of our assets. The complaint also alleged that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold our stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suit was dismissed on September 11, 2006. The Board of Directors thereafter received two letters from the Laborers Local 100 and 397 Pension Fund dated February 21, 2007.  One letter demanded that the Board of Directors investigate and commence action against the defendants named in the original complaint in connection with the matters alleged in the original complaint. The second letter (as well as subsequent letters from the Pension Fund) made a demand for an inspection of certain books and records for the purpose of, among other things, the investigation of possible breaches of fiduciary duty, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On March 21, 2007, we rejected the request to inspect books and records on the ground that Laborers Local 100 and 397 Pension Fund had not established a proper purpose for the request.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 27, 2007, Mississippi Public Employee Retirement System Group appealed the Court’s decision. A hearing on the appeal was held on February 8, 2008, although a decision has not yet been rendered.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in our Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006, which was denied by the Court on August 27, 2007.  A trial has not yet been scheduled.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has approximately 16 suits outstanding, and more suits may be filed. The complaints seek damages, including punitive damages. The complaints are in various stages of discovery, with the earliest trial date set for the summer of 2008. Additionally, Guidant has been notified of over 135 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud.  Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. A trial has not yet been scheduled in either case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment regarding Allianz’s duty to defend, finding that Allianz breached its duty to defend 41 ANCURE lawsuits.  On April 19, 2007, Allianz filed a notice of appeal of that ruling. On July 11, 2007, the Illinois court entered a final partial summary judgment ruling in favor of Allianz. Guidant appealed the Court’s ruling on August 9, 2007. Both lawsuits are currently partially stayed in the trial courts pending the outcome of the respective appeals. Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. On March 9, 2007, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice for lack of standing in one of the pending state derivative actions. The plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On March 17, 2006, the plaintiff filed a second amended complaint in the federal derivative case. On May 1, 2006, the defendants moved to dismiss the second amended complaint. This motion remains pending.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132.  Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complaint, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Seventh Circuit. In June 2007, the Court of Appeals vacated the dismissal and remanded the case to the District Court. The Court of Appeals specifically instructed the District Court to consider potential problems with the Plaintiffs’ ability to prove damages or a breach of fiduciary duty.  In September 2007, we filed a renewed motion to dismiss the complaint for failure to state a claim.  This motion remains pending.

Approximately 75 product liability class action lawsuits and more than 2,300 individual lawsuits involving approximately 5,500 individual plaintiffs are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 250 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety.  On July 12, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering 8,550 patient claims, including all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement.

We are aware of  twelve lawsuits pending internationally. Five of those suits are pending in Canada and are all putative class actions.  A hearing on whether the first of these putative class actions should be certified as a class was held in mid-January 2008. A decision has not yet been rendered.

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

Separately, in April 2006, sixty-one of these former employees also sued Guidant in federal district court for the District of Minnesota, again alleging that Guidant discriminated against the former employees on the basis of their age when it terminated their employment in the fall of 2004 as part of a reduction in force. All but one of the plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties filed cross motions for summary judgment on the issue of validity of the releases. A hearing was held on February 21, 2007. On April 4, 2007, the Court issued a decision in which it held that the releases did not bar the plaintiffs from pursuing their claims of age discrimination against Guidant. On April 30, 2007, Guidant moved the District Court for permission to appeal this decision to the United States Court of Appeals for the Eighth Circuit but on July 18, 2007, the Court of Appeals declined to accept our appeal. Counsel for the plaintiffs voluntarily dismissed two of their clients from the case, leaving a total of fifty-nine individual plaintiffs, and have moved the District Court for preliminary certification of the matter as a class action.  On September 28, 2007, the Court granted plaintiffs’ motion for preliminary certification of their proposed class.  Following the preliminary certification, notice was communicated to other potential class members of their right to join the class and 47 former employees of Guidant have exercised that right.  As a result, the class currently consists of 106 individual plaintiffs. Discovery is on-going and the deadline for any additional motions for summary judgment is May 1, 2009.  The case is to be ready for trial on August 1, 2009.

Guidant is a defendant in a complaint in which the plaintiff alleges a right of recovery under the Medicare secondary payer (or MSP) private right of action, as well as related claims. Plaintiff claims as damages double the amount paid by Medicare in connection with devices that were the subject of the product communications. The case is pending in the MDL in the United States District Court for the District of Minnesota, subject to the general stay order imposed by the MDL presiding judge.

Guidant or its affiliates are defendants in four separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s product communications. Two of these actions were pending in the multi-district litigation in the federal district court in Minnesota (MDL) as part of a single `master complaint,’ filed on April 24, 2006, which also includes other types of claims by other plaintiffs. The two named TPP plaintiffs in the master complaint claim to represent a putative nationwide class of TPPs.  These two TPP plaintiffs had previously filed separate complaints against Guidant. Guidant moved to dismiss the MDL TPP claims in the master complaint for lack of standing and for failure to state a claim.  A hearing was held on March 6, 2007, and on April 16, 2007, the MDL Court granted Guidant’s motion to dismiss, dismissing the claims of both TPP plaintiffs in the MDL. The District Court subsequently amended its ruling to dismiss the claims for lack of Article III standing without prejudice. The TPP plaintiffs filed an appeal of that ruling in the United States Court of Appeals for the Eighth Circuit. The Court of Appeals dismissed that appeal for lack of jurisdiction. Plaintiffs subsequently filed a motion in the District Court for certification of the dismissal. On November 16, 2007, the District Court denied Plaintiffs’ motion.

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

In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On April 25, 2006, the Court denied Guidant’s motion to dismiss the complaint, but ordered the relator to file a second amended complaint. On May 4, 2006, the relator filed a second amended complaint. On May 24, 2006, Guidant moved to dismiss that complaint, which motion was denied by the Court on September 13, 2006. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006. To date, no state has intervened in this case. Discovery in this matter is proceeding.

In 2005, the Securities and Exchange Commission began a formal inquiry into issues related to certain of Guidant’s product disclosures and trading in Guidant stock. Guidant has cooperated with the inquiry.

On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005 in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint. That motion remains pending.

In October 2005, Guidant received administrative subpoenas from the U.S. Department of Justice U.S. Attorney’s offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the U.S. Attorney’s office in Boston requests documents concerning marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products. The subpoena from the U.S. Attorney’s office in Minneapolis requests documents relating to Guidant’s VENTAK PRIZM® 2 and CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating in these matters.

On May 3, 2006, Emergency Care Research Institute (ECRI) filed a complaint against Guidant in the U.S. District Court for the Eastern District of Pennsylvania generally seeking a declaration that ECRI may publish confidential pricing information about Guidant’s medical devices. The complaint seeks, on constitutional and other grounds, a declaration that confidentiality clauses contained in contracts between Guidant and its customers are not binding and that ECRI does not tortiously interfere with Guidant’s contractual relations by obtaining and publishing Guidant pricing information. Guidant’s motion to transfer the matter to Minnesota was denied and discovery is proceeding in the Eastern District of Pennsylvania.  On November 14, 2007, the complaint was dismissed pursuant to a settlement agreement between the parties.

 On July 17, 2006, Carla Woods and Jeffrey Goldberg, as Trustees of the Bionics Trust and Stockholders’ Representative, filed a lawsuit against us in the U.S. District Court for the Southern District of New York. The complaint alleges that we breached the Agreement and Plan of Merger among us, Advanced Bionics Corporation, the Bionics Trust, Alfred E. Mann, Jeffrey H. Greiner, and David MacCallum, collectively in their capacity as Stockholders’ Representative, and others dated May 28, 2004 (the Merger Agreement) or, alternatively, the covenant of good faith and fair dealing. The complaint seeks injunctive and other relief. On February 20, 2007, the district court entered a preliminary injunction prohibiting us from taking certain actions until we complete specific actions described in the Merger Agreement. We appealed the preliminary injunction order on March 16, 2007. On April 17, 2007, the District Court issued a permanent injunction.  On May 7, 2007, we appealed the permanent injunction order. A hearing on the appeal was held on July 13, 2007. On August 24, 2007, the U.S. Court of Appeals for the Second Circuit affirmed the order of the District Court in part and vacated the order in part. In connection with an amendment to the Merger Agreement and the execution of related agreements in August 2007, the parties agreed to a resolution to this litigation contingent upon the closing of the Amendment and related agreements. On January 3, 2008, the closing contemplated by the amendment and related agreements occurred and on January 9, 2008, the District Court entered a joint stipulation vacating the injunction and dismissed the case with prejudice.

On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS (“Guidant France”) had agreed with the four other main suppliers of implantable cardiac defibrillators (“ICDs”) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. Guidant France filed a response to the Statement of Objections on March 29, 2007. On June 25, 2007, a further report by the case handler at the Competition Council was issued addressing the defendants’ responses and recommending that the Council pursue the alleged violation of competition law. Guidant France filed its full defense with the Council in August 2007. A hearing before the Council was held on October 11, 2007.  On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended.  Guidant France did not appeal the decision of the Competition Council but other defendants did. In reaction, the French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. Guidant France expects to join the appellate proceedings.

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

In December 2007, we were informed by the Department of Justice that it is conducting a civil investigation of allegations that we and other suppliers improperly promoted biliary stents for off-label uses.  Although we have not received a subpoena for documents in this regard, we intend to cooperate with the investigation.

FDA Warning Letters

On December 23, 2005, Guidant received an FDA warning letter citing certain deficiencies with respect to its manufacturing quality systems and record-keeping procedures in its CRM facility in St. Paul, Minnesota. In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter and all associated restrictions were removed.

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. In February 2008, the FDA commenced its reinspection of certain of our facilities.

In August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our abdominal aortic aneurysm (AAA) stent-graft program acquired from TriVascular, Inc. We are taking corrective action and have made certain commitments to the FDA regarding the conduct of our clinical trials. We terminated the TriVascular AAA program in 2006 and do not believe the recent warning letter will have an impact on the timing of the resolution of our corporate warning letter.

Litigation-Related Charges

In 2007, we recorded a $365 million pre-tax charge associated with on-going patent litigation involving our Interventional Cardiology business.

In 2005, we recorded a $780 million pre-tax charge associated with a litigation settlement with Medinol, Inc. On September 21, 2005, we reached a settlement with Medinol resolving certain contract and patent infringement litigation. In conjunction with the settlement agreement, we paid $750 million in cash and cancelled our equity investment in Medinol.

Note M—Stockholders’ Equity

Preferred Stock

We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. At December 31, 2007 and 2006, we had no shares of preferred stock issued or outstanding.

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

We did not repurchase any shares of our common stock during 2007 or 2006. We repurchased approximately 25 million shares of our common stock at an aggregate cost of $734 million in 2005. Approximately 37 million shares remain under previous share repurchase authorizations. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions and alliances. There were no shares remaining in treasury at December 31, 2007 due to reissuance.

Note N—Stock Ownership Plans

Employee and Director Stock Incentive Plans

Our 2000 and 2003 Long-Term Incentive Plans (the Plans) provide for the issuance of up to 90 million shares of common stock. Together, the Plans cover officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the plans in recognition of the achievement of long-term performance objectives established by the Committee.

Nonqualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a four-year service period, and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards (awards other than options) issued to employees are generally granted with an exercise price of zero and typically vest in four to five equal installments over a five-year service period. These awards represent our commitment to issue shares to recipients after a vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient. We generally issue shares for option exercises and non-vested stock from our treasury, if available.

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

We adopted Statement No. 123(R) on January 1, 2006 using the modified-prospective method, which is a method in which compensation cost is recognized beginning with the effective date (i) based on the requirements of Statement No. 123(R) for all share-based payments granted after the effective date and (ii) based on the requirements of Statement No. 123 for all awards granted to employees prior to the effective date of Statement No. 123(R) that were unvested on the effective date. In accordance with this method of adoption, we have not restated prior period results of operations and financial position to reflect the impact of stock-based compensation expense. Prior to the adoption of Statement No. 123(R), we accounted for options using the intrinsic value method under the guidance of APB Opinion No. 25, and provided pro forma disclosure as allowed by Statement No. 123.

The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2007 and 2006 for options and restricted stock awards:

	Year Ended December 31,
(in millions)	2007	2006
Cost of products sold	$19	$15
Selling, general and administrative expenses	76	74
Research and development expenses	27	24
	122	113
Income tax benefit	35	32
	$87	$81

Net income (loss) per common share - basic	$0.06	$0.06
Net income (loss) per common share - assuming dilution	$0.06	$0.06

If we had elected to recognize compensation expense in 2005 for the granting of options under stock option plans based on the fair values at the grant date consistent with the methodology prescribed by Statement No. 123, we would have reported net income and net income per share as the following pro forma amounts:

Year Ended
December 31,
(in millions, except per share data)	2005
Net income, as reported	$628
Add: Stock-based compensation expense included in net income, net of related tax effects	13
Less: Total stock-based compensation expense determined under fair value based methods for all awards, net of related tax benefits	(74)

Pro forma net income	$567

Net income per common share
Basic
Reported	$0.76
Pro forma	$0.69
Assuming dilution
Reported	$0.75
Pro forma	$0.68

Stock Options

Option Valuation

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options. In conjunction with the Guidant acquisition, we converted certain outstanding Guidant options into approximately 40 million fully vested Boston Scientific options. See Note C - Acquisitions for further details regarding the fair value and valuation assumptions related to those awards. We calculated the fair value for all other options granted during 2007, 2006 and 2005 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2007	2006	2005
Options granted (in thousands)	1,969	5,438	7,983
Weighted-average exercise price	$15.55	$21.48	$30.12
Weighted-average grant-date fair value	$6.83	$7.61	$12.18

Black-Scholes Assumptions
Expected volatility	35%	30%	37%
Expected term (in years)	6.3	5.0	5.0
Risk-free interest rate	4.05%-4.96%	4.26%-5.18%	3.37%-4.47%

Expected Volatility

We have considered a number of factors in estimating volatility. For options granted prior to 2006, we used our historical volatility as a basis to estimate expected volatility in our valuation of stock options. Upon adoption of Statement No. 123(R), we changed our method of estimating volatility. We now consider historical volatility, trends in volatility within our industry/peer group, and implied volatility.

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

Expected Dividend Yield

We have not historically paid dividends to our shareholders. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. Therefore, we have assumed an expected dividend yield of zero in our grant-date fair value assessment.

Option Activity

Information related to stock options for 2005, 2006 and 2007 under stock incentive plans is as follows:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2005	49,028	$18
Granted	7,983	30
Exercised	(5,105)	12
Cancelled/forefeited	(1,621)	28
Outstanding at December 31, 2005	50,285	$20
Guidant converted options	39,649	13
Granted	5,438	21
Exercised	(10,548)	11
Cancelled/forefeited	(1,793)	25
Outstanding at December 31, 2006	83,031	$18
Granted	1,969	16
Exercised	(7,190)	12
Exchanged for DSUs	(6,599)	33
Cancelled/forefeited	(2,470)	24
Outstanding at December 31, 2007	68,741	$17	4	$46

Exercisable at December 31, 2007	59,045	$16	3	$46
Expected to vest as of December 31, 2007	66,151	$17	4	$46

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

The total intrinsic value of options exercised in 2007 was $28 million as compared to $102 million in 2006.

Shares reserved for future stock option issuance under our stock incentive plans totaled approximately 83 million at December 31, 2007.

Non-Vested Stock

Award Valuation

We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant.

Award Activity

Information related to non-vested stock awards during 2006 and 2007, including those issued in connection with our stock option exchange program discussed above, is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted- Average Grant-Date Fair Value
Balance at January 1, 2006	3,834	$30
Granted	6,580	23
Vested	(52)	32
Forfeited	(487)	28
Balance at December 31, 2006	9,875	$26
Option exchange grants	1,115	16
Other grants	9,545	17
Vested	(778)	29
Forfeited	(1,621)	22
Balance at December 31, 2007	18,136	$20

We granted approximately 3.9 million non-vested stock award units in 2005; there was no other significant non-vested stock award activity in 2005. The total vesting date fair value of stock award units that vested during 2007 was approximately $15 million, as compared to $1 million in 2006.

CEO Award

During the first quarter of 2006, we granted a special market-based award of two million deferred stock units to our chief executive officer. The attainment of this award is based on the individual’s continued employment and our stock reaching certain specified prices as of December 31, 2008 and December 31, 2009. We determined the fair value of the award to be approximately $15 million based on a Monte Carlo simulation, using the following assumptions:

Stock price on date of grant	$24.42
Expected volatility	30%
Expected term (in years)	3.84
Risk-free rate	4.64%

We will recognize the expense in our consolidated statement of operations using an accelerated attribution method through 2009.

Expense Attribution

We generally recognize compensation expense for our stock awards issued subsequent to the adoption of

Statement No. 123(R) using a straight-line method over the substantive vesting period. Prior to the adoption of Statement No. 123(R), we allocated the pro forma compensation expense for stock option awards over the vesting period using an accelerated attribution method. We will continue to amortize compensation expense related to stock option awards granted prior to the adoption of Statement No. 123(R) using an accelerated attribution method. Prior to the adoption of Statement No. 123(R), we recognized compensation expense for non-vested stock awards over the vesting period using a straight-line method. We will continue to amortize compensation expense related to non-vested stock awards granted prior to the adoption of Statement No. 123(R) using a straight-line method.

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of eight percent to all unvested stock awards as of December 31, 2007, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Most of our stock awards provide for immediate vesting upon retirement, death or disability of the participant. Prior to the adoption of Statement No. 123(R), we accounted for the pro forma compensation expense related to stock-based awards made to retirement eligible individuals using the stated vesting period of the award. This approach results in the recognition of compensation expense over the vesting period except in the instance of the participant’s actual retirement. Statement No. 123(R) clarified the accounting for stock-based awards made to retirement eligible individuals, which explicitly provides that the vesting period for a grant made to a retirement eligible employee is considered non-substantive and should be ignored when determining the period over which the award should be expensed. Upon adoption of Statement No. 123(R), we are required to expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. If we had historically accounted for stock-based awards made to retirement eligible individuals under these requirements, the pro forma expense disclosed in the table above for 2005 would not have been materially impacted.

Unrecognized Compensation Cost

Under the provisions of Statement No. 123(R), we expect to recognize the following future expense for awards outstanding as of December 31, 2007:

	Unrecognized Compensation Cost (in millions)*	Weighted-Average Remaining Vesting Period (in years)
Stock options	$32
Non-vested stock awards	171
	$203	3.3

 *Amounts presented represent compensation cost, net of estimated forfeitures.

Tax Impact of Stock-Based Compensation

Prior to the adoption of Statement No. 123(R), we reported the benefit of tax deductions in excess of recognized share-based compensation expense on our consolidated statements of cash flows as operating cash flows. Under Statement No. 123(R), such excess tax benefits must be reported as financing cash flows. Although total cash flows under Statement No. 123(R) remain unchanged from what we would have reported under prior accounting standards, our net operating cash flows are reduced and our net financing cash flows are increased due to the adoption of Statement No. 123(R). There were excess tax benefits of $2 million for 2007 and $7 million for 2006, which we have classified as financing cash flows. There were excess tax benefits of $28 million for 2005, which we have classified as operating cash flows.

Employee Stock Purchase Plans

In 2006, our stockholders approved and adopted a new global employee stock purchase plan, which provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. The terms and conditions of the 2006 employee stock purchase plan are substantially similar to the previous employee stock purchase plan, which expired in 2007. Under the employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 90 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. This discount was reduced from 15 percent to ten percent effective for the offering period beginning July 1, 2007.  At December 31, 2007, there were approximately 16 million shares available for future issuance under the employee stock purchase plan.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices for the given year is as follows:

	2007	2006	2005
Shares issued (in thousands)	3,418	2,765	1,445
Range of purchase prices	$10.47 - $13.04	$14.20 - $14.31	$20.82 - $22.95

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $13 million in expense associated with our employee stock purchase plan in 2007 and $12 million in 2006.

In connection with our acquisition of Guidant, we assumed Guidant’s employee stock ownership plan (ESOP), which matches employee 401(k) contributions in the form of stock. Common stock held by the ESOP are allocated among participants’ accounts on a periodic basis until these shares are exhausted. At December 31, 2007, the ESOP held approximately 8.0 million shares allocated to employee accounts and approximately 1.0 million unallocated shares. We report the cost of shares held by the ESOP and not yet allocated to employees as a reduction of stockholders’ equity. Allocated shares of the ESOP are charged to expense based on the fair value of the common stock on the date of transfer. Allocated shares are treated as outstanding in the computation of earnings per share. As part of the Guidant purchase accounting, we recognized deferred costs of $86 million for the fair value of the shares that were unallocated on the date of acquisition. We recognized compensation expense of $23 million in 2007 and $19 million in 2006 related to the plan. The fair value of the unallocated shares at December 31, 2007 was $11 million.

Note O—Weighted-Average Shares Outstanding

The following is a reconciliation of weighted-average shares outstanding for basic and diluted income (loss) per share computations:

	Year Ended December 31,
(in millions)	2007	2006	2005
Weighted-average shares outstanding - basic	1,486.9	1,273.7	825.8
Net effect of common stock equivalents			11.8
Weighted-average shares outstanding - assuming dilution	1,486.9	1,273.7	837.6

Weighted-average shares outstanding, assuming dilution, excludes the impact of 42.5 million stock options for 2007, 30.3 million for 2006, and 12.2 million for 2005, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

In addition, weighted-average shares outstanding, assuming dilution, excludes the impact of common stock equivalents of 13.1 million for 2007 and 15.6 million for 2006 due to our net loss position for those years.

Note P—Segment Reporting

As of December 31, 2007, we had four reportable operating segments based on geographic regions: the United States, Europe, Asia Pacific and Inter-Continental. During 2007, we reorganized our international business, and therefore, revised our reportable segments to reflect the way we currently manage and view our business. We combined certain countries that were previously part of our Inter-Continental region with Japan to form a new Asia Pacific region. There were no material changes to the composition of our Europe or United States segments. Each of our reportable segments generates revenues from the sale of medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. We exclude from segment income and segment assets certain corporate and manufacturing-related expenses and assets, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to acquisitions, divestitures, restructuring activities, certain litigation, as well as amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

We manage our international operating segments on a constant currency basis.  Sales and operating results of reportable segments are based on internally derived standard foreign exchange rates, which may differ from year to year and do not include intersegment profits. We have restated the segment information for 2006 and 2005 net sales and operating results based on our standard foreign exchange rates used for 2007 in order to remove the impact of currency fluctuations. In addition, we have reclassified previously reported 2006 and 2005 segment results to be consistent with the 2007 presentation. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. We base total assets and enterprise-wide information on actual foreign exchange rates used in our consolidated financial statements. A reconciliation of the totals reported for the reportable segments to the applicable line items in our consolidated financial statements is as follows:

	Year Ended December 31,
(in millions)	2007	2006	2005

Net sales

United States	$4,923	$4,840	$3,852
Europe	1,621	1,534	1,187
Asia Pacific	1,178	964	857
Inter-Continental	417	445	363
Net sales allocated to reportable segments	8,139	7,783	6,259
Foreign exchange	218	38	24
	$8,357	$7,821	$6,283

Depreciation expense

United States	$42	$35	$21
Europe	12	9	4
Asia Pacific	14	11	4
Inter-Continental	6	5	2
Depreciation expense allocated to reportable segments	74	60	31
Manufacturing operations	120	103	87
Corporate expenses and foreign exchange	104	88	44
	$298	$251	$162

(Loss) income before income taxes

United States	$1,362	$1,705	$1,738
Europe	798	776	664
Asia Pacific	679	507	449
Inter-Continental	186	208	165
Operating income allocated to reportable segments	3,025	3,196	3,016
Manufacturing operations	(646)	(577)	(408)
Corporate expenses and foreign exchange	(529)	(510)	(386)
Acquisition- , divestiture-, litigation- and restructuring-related charges	(1,223)	(4,528)	(1,102)
Amortization expense	(641)	(530)	(152)
Operating (loss) income	(14)	(2,949)	968
Other expense	(555)	(586)	(77)
	$(569)	$(3,535)	$891

	As of December 31,
	2007	2006
Total assets

United States	$2,168	$2,262
Europe	1,523	1,150
Asia Pacific	479	340
Inter-Continental	282	170
Total assets allocated to reportable segments	4,452	3,922
Goodwill and intangible assets	23,067	22,378
All other corporate and manufacturing operations assets	3,678	4,582
	$31,197	$30,882

Enterprise-Wide Information

Net sales
	Year Ended December, 31
(in millions)	2007	2006	2005

Interventional Cardiology	$3,117	$3,612	$3,783
Cardiac Rhythm Management	2,124	1,371	N/A
Other	1,320	1,258	1,124
Cardiovascular	6,561	6,241	4,907
Endosurgery	1,479	1,346	1,228
Neuromodulation	317	234	148
	$8,357	$7,821	$6,283

United States	$4,923	$4,840	$3,852
Japan	803	594	579
Other foreign countries	2,631	2,387	1,852
	$8,357	$7,821	$6,283

Long-lived assets
	As of December 31,
(in millions)	2007	2006

United States	$1,362	$1,279
Ireland	235	190
Other foreign countries	138	175
Property, plant and equipment, net	1,735	1,644
Goodwill and intangible assets	23,067	22,378
	$24,802	$24,022

Note Q - New Accounting Standards

Standards Implemented

Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted Interpretation No. 48 as of the first quarter of 2007. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. Refer to Note K – Income Taxes for more information regarding our application of Interpretation No. 48 and its impact on our consolidated financial statements for the year ended December 31, 2007.

Statement No. 158

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements Nos. 87, 88, 106 and 132(R). Statement No. 158 requires recognition of the funded status of a benefit plan in the consolidated statements of financial position, as well as the recognition of certain gains and losses that arise during the period, but are deferred under pension accounting rules, in other comprehensive income (loss). We adopted Statement No. 158 in 2006.

Issue No. 06-3

In June 2006, the FASB ratified EITF Issue No. 06−3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The scope of this consensus includes any taxes assessed by a governmental authority that are directly imposed on a revenue producing transaction between a seller and a customer and may include, but are not limited to: sales, use, value-added, and some excise taxes. Per the consensus, the presentation of these taxes on either a gross (included in revenues and costs) or a net (excluded from revenues) basis is an accounting policy decision that should be disclosed. We present sales net of sales taxes in our unaudited condensed consolidated statements of operations. We adopted Issue No. 06−3 as of the first quarter of 2007. No change of presentation has resulted from our adoption of Issue No. 06−3.

Statement No. 123(R)

In December 2004, the FASB issued statement No. 123(R), Share-Based Payment, which is a revision of Statement No. 123, Accounting for Stock-Based Compensation. Statement No. 123(R) supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. We adopted Statement No. 123(R) as of January 1, 2006. Refer to Note N – Stock Ownership Plans for discussion of our adoption of the standard and its impact on our financial statements.

New Standards to be Implemented

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141 (R), Business Combinations, a replacement for Statement No. 141, Business Combinations. The Statement retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that have no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009.

Statement No. 157

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We are required to apply the provisions of Statement No. 157 prospectively as of January 1, 2008, and recognize any transition adjustment as a cumulative-effect adjustment to the opening balance of retained earnings. We are in the process of determining the effect of adoption of Statement No. 157, but we do not believe its adoption will materially impact our future results of operations or financial position.

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

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2007
Net sales	$2,086	$2,071	$2,048	$2,152
Gross profit	1,518	1,508	1,473	1,517
Operating income (loss)	282	280	(147)	(430)
Net income (loss)	120	115	(272)	(458)

Net income (loss) per common share - basic	$0.08	$0.08	$(0.18)	$(0.31)
Net income (loss) per common share - assuming dilution	$0.08	$0.08	$(0.18)	$(0.31)

2006
Net sales	$1,620	$2,110	$2,026	$2,065
Gross profit	1,246	1,433	1,396	1,539
Operating income (loss)	497	(3,925)	195	284
Net income (loss)	332	(4,262)	76	277

Net income (loss) per common share - basic	$0.40	$(3.21)	$0.05	$0.19
Net income (loss) per common share - assuming dilution	$0.40	$(3.21)	$0.05	$0.19

During 2007, we recorded acquisition-, divestiture-, litigation- and restructuring-related charges (after tax) of $20 million in the first quarter, $1 million in the second quarter, $435 million in the third quarter and $636 million in the fourth quarter. These charges consisted of: a charge attributable to estimated losses associated with litigation; restructuring charges attributable to our expense and head count reduction initiative; losses associated with the write-down of goodwill attributable to the sale of certain of our businesses; a charge for in-process research and development costs related to business acquisitions and strategic alliances; and Guidant integration costs.

During 2006, we recorded no acquisition-related charges (after tax) in the first quarter, $4.489 billion in the second quarter, $77 million in the third quarter and $23 million in the fourth quarter. These charges consisted of: a charge for purchased in-process research and development costs related to the Guidant acquisition; a charge resulting from a purchase accounting associated with the step-up value of acquired Guidant inventory sold; and other charges related primarily to the Guidant acquisition, including the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase.

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President—Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2007, our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management's report on our internal control over financial reporting is contained in Item 7.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers as of December 31, 2007, were as follows:

DIRECTORS
John E. Abele	70	Director, Founder
Ursula M. Burns	49	Director, President, Xerox Corporation
Nancy-Ann DeParle	51	Director, Managing Director, CCMP Capital Advisors, LLC
J. Raymond Elliott	58	Director, Retired Chairman, President and Chief Executive Officer of Zimmer Holdings, Inc.
Joel L. Fleishman	73	Director, Professor of Law and Public Policy, Duke University
Marye Anne Fox, Ph.D.	60	Director, Chancellor of the University of California, San Diego
Ray J. Groves	72	Director, Retired Chairman and Chief Executive Officer, Ernst & Young
Kristina M. Johnson	50	Director, Provost and Senior Vice President of Academic Affairs, The Johns Hopkins University
Ernest Mario, Ph.D.	69	Director, Chairman and Chief Executive Officer, Capnia, Inc.
N.J. Nicholas, Jr.	68	Director, Private Investor
Pete M. Nicholas	66	Director, Founder, Chairman of the Board
John E. Pepper	69	Director, Co-Chair, National Underground Railroad Freedom Center
Uwe E. Reinhardt, Ph.D.	70	Director, Professor of Political Economy and Economics and Public Affairs, Princeton University
Senator Warren B. Rudman	77	Director, Former U.S. Senator, Co-Chairman, Stonebridge International, LLC and Of Counsel, Paul, Weiss, Rifkind, Wharton, & Garrison LLP
James R. Tobin	63	President and Chief Executive Officer and Director

EXECUTIVE OFFICERS
Donald Baim, M.D.	58	Executive Vice President, Chief Medical and Scientific Officer
Brian R. Burns	43	Senior Vice President, Quality
Fredericus A. Colen	55	Executive Vice President, Operations and Technology, CRM
Paul Donovan	52	Senior Vice President, Corporate Communications
Jim Gilbert	50	Executive Vice President, Strategy and Business Development
William H. (Hank) Kucheman	58	Senior Vice President and Group President of Interventional Cardiology
Paul A. LaViolette	50	Chief Operating Officer
Sam R. Leno	62	Executive Vice President, Finance and Information Systems and Chief Financial Officer
William McConnell	58	Senior Vice President, Sales, Marketing and Administration, CRM
David McFaul	51	Senior Vice President, International
Stephen F. Moreci	56	Senior Vice President and Group President, Endosurgery
Kenneth J. Pucel	41	Executive Vice President, Operations
Lucia L. Quinn	54	Executive Vice President, Human Resources
Paul W. Sandman	60	Executive Vice President, Secretary and General Counsel

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

Donald S. Baim, M.D. joined Boston Scientific in July 2006 and is our Executive Vice President, Chief Medical and Scientific Officer. Prior to joining Boston Scientific, Dr. Baim was a Professor of Medicine at Harvard Medical School, Senior Physician at the Brigham and Women’s Hospital. He has served as a member of the Interventional Cardiology Test Committee of the American Board of Internal Medicine (ABIM). In 1981, Dr. Baim was recruited to establish an Interventional Cardiology program at Boston’s Beth Israel Hospital to establish an interventional cardiology program. In 2000, he joined the Brigham and Women’s Hospital in Boston, where in addition to his clinical responsibilities, he directed the hospital’s participation in the Center for the Integration of Medicine and Innovative Technology (CIMIT). Since 2005, Dr. Baim has also served as Chief Academic Officer of the Harvard Clinical Research Institute (HCRI), a not-for-profit organization that designs, conducts, and analyzes pilot and pivotal trials of new medical devices to support their approval by the FDA. Dr. Baim completed his undergraduate training in Physics at the University of Chicago, and then received a M.D. from Yale University School of Medicine.

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

Ursula M. Burns has been a Director of Boston Scientific since 2002. Ms. Burns is President of Xerox Corporation. Ms. Burns joined Xerox Corporation in 1980, subsequently advancing through several engineering and management positions. Ms. Burns served as Vice President and General Manager, Departmental Business Unit from 1997 to 1999, Senior Vice President, Worldwide Manufacturing and Supply Chain Services from 1999 to 2000, Senior Vice President, Corporate Strategic Services from 2000 to October 2001, President of Document Systems and Solutions Group from 2001 to 2003 and President of Business Group Operations and Corporate Senior Vice President until her most recent appointment in April 2007. She serves on the boards of directors of Xerox Corporation, American Express Corporation, the National Association of Manufacturers, the F.I.R.S.T. Foundation, the National Center on Addiction and Substance House at Columbia University  and the National Academy Foundation and is a Trustee of the University of Rochester. Ms. Burns earned a B.S. degree from Polytechnic Institute of New York and an M.S. degree in mechanical engineering from Columbia University.

Fredericus A. Colen is our Executive Vice President, Operations and Technology, CRM. Mr. Colen joined Boston Scientific in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. Before joining Boston

Scientific, he worked for several medical device companies, including Guidant Corporation, where he launched the Delta TDDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R&D for implantable pacemaker systems. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master’s Degree in Electrical Engineering with a focus on medical technology from the Technical University in Aachen, Germany. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997.

Nancy-Ann DeParle has been a Director of Boston Scientific since April 2006. Ms. DeParle is a Managing Director of CCMP Capital Advisors, LLC. and an Adjunct Professor at The Wharton School of the University of Pennsylvania.  She had been a Senior Advisor for JPMorgan Partners. Previously she served as the Administrator of the Health Care Financing Administration (HCFA) (now the Centers for Medicare and Medicaid Services) from 1997 to 2000.  Prior to her role at HCFA, she was the Associate Director for Health and Personnel at the White House Office of Management and Budget from 1993 to 1997 and served as commissioner of the Tennessee Department of Human Services from 1987 to 1989. She has also worked as a lawyer in private practice in Nashville, Tennessee and Washington, D.C.  Ms. DeParle is a director of Cerner Corporation, DaVita Inc. and Legacy Hospital Partners, Inc.  She is also a trustee of the Robert Wood Johnson Foundation, and serves on the Medicare Payment Advisory Commission and serves on the editorial board of Health Affairs.  Ms. DeParle received a B.A. degree from the University of Tennessee, a J.D. from Harvard Law School, and B.A. and M.A. degrees in Politics and Economics from Balliol College of Oxford University, where she was a Rhodes Scholar.

Paul Donovan joined Boston Scientific in March 2000 and is our Senior Vice President, Corporate Communications. Prior to joining Boston Scientific, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications from 1998 to 2000. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff to Senator Edward M. Kennedy and from 1989 to 1993 as Press Secretary to Senator Kennedy. Mr. Donovan is a director of the Greater Boston Chamber of Commerce and the Massachusetts High Technology Council, and Secretary of the Massachusetts Medical Device Industry Council. Mr. Donovan received a B.A. degree from Dartmouth College.

J. Raymond Elliott became a Director of Boston Scientific in August 2007.  Mr. Elliott was the Chairman of Zimmer Holdings, Inc. until November 2007 and was President and Chief Executive Officer of Zimmer Holdings, Inc. from March 2001 to May 2007.  Mr. Elliott was appointed President of Zimmer, Inc. in November 1997. Mr. Elliott has more than 35 years of experience in orthopedics, medical devices and consumer products. He has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and Europe and has served on six occasions as Chairman. He has served as a member of the board of directors and chair of the orthopedic sector of the Advanced Medical Technology Association (AdvaMed) and is a director of the Indiana Chamber of Commerce, the American Swiss Foundation and the Bausch + Lomb Corporation. Mr. Elliott has served as the Indiana representative on the President's State Scholars Program and as a trustee of the Orthopaedic Research and Education Foundation (OREF). He holds a bachelor's degree from the University of Western Ontario, Canada.

Joel L. Fleishman has been a Director of Boston Scientific since October 1992. He is also Professor of Law and Public Policy at Duke University where he has served in various administrative positions, including First Senior Vice President, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director from 1971 to 1983 of Duke University’s Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions and the director of the Duke University Philanthropic Research Program. From 1993 to 2001, Mr. Fleishman took a part-time leave from Duke University to serve as President of the Atlantic Philanthropic Service Company, the U.S. program staff of Atlantic Philanthropies. Mr. Fleishman also serves as a member of the Board of Trustees of The Center for Effective Philanthropy and the Partnership for Public Service, Chairman of the Board of Trustees of the Urban Institute, Chairman of The

Visiting Committee of the Kennedy School of Government, Harvard University, and as a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

Marye Anne Fox has been a Director of Boston Scientific since October 2001. Dr. Fox has been Chancellor of the University of California, San Diego and Distinguished Professor of Chemistry since August 2004. Prior to that, she served as Chancellor of North Carolina State University and Distinguished University Professor of Chemistry from 1998 to 2004. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University’s Vice President for Research from 1994 to 1998. Dr. Fox has served as the Co-Chair of the National Academy of Sciences’ Government-University-Industry Research Roundtable and serves on President Bush’s Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the boards of directors of Red Hat Corp., the Camille and Henry Dreyfus Foundation, and the W.R. Grace Co. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.

James Gilbert joined Boston Scientific in 2004 and became our Executive Vice President, Strategy and Business Development in 2008. Prior to that, he was our Executive Vice President and Group President, Cardiovascular  and oversaw our Cardiovascular Group, which includes our Peripheral Interventions, Vascular Surgery, Neurovascular, Electrophysiology and Cardiac Surgery businesses. Mr. Gilbert also oversees our Marketing Science, E-Marketing, and Health Economics and Reimbursement functions. Previously, he was a Senior Vice President and prior to that worked on a contractor basis as our Assistant to the President from January 2004 to December 2004. Prior to joining Boston Scientific, Mr. Gilbert spent 23 years with Bain & Company, where he served as a partner and director and was the managing partner of Bain’s Global Healthcare Practice. Mr. Gilbert received his B.S. degree in industrial engineering and operations research from Cornell University and his M.B.A. from Harvard Business School.

Ray J. Groves has been a Director of Boston Scientific since 1999. From 2001 to 2005, he served in various roles at Marsh Inc., including President, Chairman and Senior Advisor, and is a former member of the board of directors of its parent company, Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the boards of directors of Electronic Data Systems Corporation,  the Colorado Physicians Insurance Company, Group Ark Insurance Holdings, Ltd. and Chairman of Calvert Street Capital Corporation. Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the board of directors of the American Institute of Certified Public Accountants. He is a member and former Chair of the board of directors of The Ohio State University Foundation and a member of the Dean’s Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School of the University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is an advisory director of the Metropolitan Opera Association and a director of the Collegiate Chorale. Mr. Groves received a B.S. degree from The Ohio State University.

Kristina M. Johnson has been a Director of Boston Scientific since April 2006. Dr. Johnson is Provost and Senior Vice President of Academic Affairs at The Johns Hopkins University. Until July 2007, she was the Dean of the Pratt School of Engineering at Duke University, a position she had held since 1999. Previously, she served as a professor in the Electrical and Computer Engineering Department, University of Colorado and director of the National Science Foundation Engineering Research Center for Optoelectronics Computing Systems at the University of Colorado, Boulder.  Dr. Johnson is a co-founder of the Colorado Advanced Technology Institute Center of Excellence in Optoelectronics and serves as a director of Minerals Technologies, Inc., AES Corporation and Nortel Corporation. Dr. Johnson also serves on the board of directors of SPIE (The International Society for Optical Engineering) and Spark IP, a privately held Corporation.  Dr. Johnson was a Fulbright Faculty Scholar in the Department of Electrical Engineering at the University of Edinburgh, Scotland, and a NATO Post-Doctoral Fellow at Trinity College, Dublin, Ireland.  Dr. Johnson received B.S., M.S. and Ph.D. degrees in electrical engineering from Stanford University.

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

Sam R. Leno is our Chief Financial Officer and Executive Vice President of Finance and Information Systems.  Mr. Leno joined us in June 2007 from Zimmer Holdings, Inc. where he served as its Executive Vice President, Finance and Corporate Services and Chief Financial Officer, a position to which he was appointed in December 2005. From October 2003 to December 2005, Mr. Leno served as Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer of Zimmer. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer of Zimmer. Prior to joining Zimmer, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. from March 1999 until he joined Zimmer. Between 1971 and March 1999, Mr. Leno held various chief financial officer and other financial positions with several U.S. based companies, and he previously served as a U.S. Naval Officer.   Mr. Leno is a member of the board of directors of TomoTherapy Incorporated, chairs the finance committee and is a member of the audit committee.  Mr. Leno received a B.S. degree in Accounting for Northern Illinois University and an M.B.A. from Roosevelt University.

Ernest Mario has been a Director of Boston Scientific since October 2001 and is currently the Chairman and Chief Executive Officer of Capnia, Inc. From 2003 to July 2007, Dr. Mario was Chairman of Reliant Pharmaceuticals. From 2003 to 2006, he was also the Chief Executive Officer of Reliant Pharmaceuticals. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company, from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research-based pharmaceutical company with leading drug-delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the boards of directors of Maxygen, Inc.,

Pharmaceutical Product Development, Inc., Avid Radiopharmaceuticals, Inc. and Celgene Corporation. He was a Trustee of Duke University from 1988 to June 2007 and in July 2007 he retired as Chairman of the Board of the Duke University Health System which he chaired from its inception in 1996. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

William F. McConnell, Jr. joined Boston Scientific in April 2006 following our acquisition of Guidant and is our Senior Vice President, Sales, Marketing and Administration, CRM. Prior to joining Boston Scientific, Mr. McConnell was Vice President and Chief Information Officer for Guidant Corporation, which he joined in 1998. Previously, he was Managing Partner — Business Consulting in the Indianapolis office of Arthur Andersen LLP. Mr. McConnell serves as a board member of the Global Healthcare Exchange, Vesalius Ventures, and Board of Governors of the National American Red Cross. He is the Chairman of the Board of Trustees for the Trustee Leadership Development and Honorary Trustee of the Children’s Museum of Indianapolis. He is also a board member of the Information Technology Committee of Community Hospitals of Indianapolis, Inc., the Indiana University Information Technology Advancement Council, and ex officio member of the Board of Directors for the American Red Cross of Greater Indianapolis. Mr. McConnell received a B.S. degree from Miami University in Oxford, Ohio and is a Certified Public Accountant.

David McFaul is Senior Vice President-International at Boston Scientific Corporation and a member of the Company’s Executive Committee.  Prior to October 2007, he was our Regional President of Asia Pacific & Japan operations. Mr. McFaul joined the Company in 1995 to oversee the development of our Canadian business and was President of our Japan operations. Prior to this, Mr. McFaul was Vice President of Sales, Inter-Continental. Previously, he was Vice President and General Manager of our operations in Latin America, Canada and South Africa where he increased revenue nearly 50 percent. Prior to this, he was General Manager, Canada and South Africa, Country Manager of Canada and National Sales Manager, Canada. Prior to Boston Scientific, Mr. McFaul held sales, marketing and general management positions at a variety of medical-related companies including Stryker Corporation, EBI Medical Systems, Baxter Corporation, and Abbott Labs. David earned a B.A. in History and Geography from Simon Fraser University and took graduate courses at Simon Fraser University Graduate School.

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

N.J. Nicholas, Jr. has been a Director of Boston Scientific since October 1994 and is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. Mr. Nicholas is a director of Xerox Corporation and Time Warner Cable, Inc. He has served as a director of Turner Broadcasting and a member of the President’s Advisory Committee for Trade Policy and Negotiations and the President’s Commission on Environmental Quality. Mr. Nicholas is Chairman of the Board of Trustees of the Environmental Defense Fund and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is also the brother of Pete M. Nicholas, Chairman of the Board.

Peter M. Nicholas, a co-founder of Boston Scientific, has been Chairman of the Board since 1995. He has been a Director since 1979 and served as our Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining Boston Scientific, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Chairman Emeritus of the Board of Trustees of Duke University. Mr. Nicholas is also a Fellow of the National Academy of Arts and Sciences and Vice Chairman of the Trust for that organization. He also serves on several for profit and not-for-profit boards including CEOs for Fundamental Change in Education and the Boys and Girls Club of Boston. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1966. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is also the brother of N.J. Nicholas, Jr., one of our directors.

John E. Pepper has been a Director of Boston Scientific since 2003 and he previously served as a director of Boston Scientific from November 1999 to May 2001. Mr. Pepper is a Co-Chair of the board of directors of the National Underground Railroad Freedom Center and served as its Chief Executive Officer until May 2007. Previously he served as Vice President for Finance and Administration of Yale University from January 2004 to December 2005. Prior to that, he served as Chairman of the executive committee of the board of directors of The Procter & Gamble Company until December 2003. Since 1963, he has served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 to 1995 and director since 1984. Mr. Pepper is chairman of the board of directors of The Walt Disney Company, and is a member of the executive committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from Yale University, The Ohio State University, Xavier University, University of Cincinnati, Mount St. Joseph College and St. Petersburg University (Russia).

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

Lucia L. Quinn joined Boston Scientific in January 2005 and is our Executive Vice-President—Human Resources. Prior to that, she was our Senior Vice President and Assistant to the President. Prior to joining Boston Scientific, Ms. Quinn was the Senior Vice President, Advanced Diagnostics and Business Development for Quest Diagnostics from 2001 to 2004. In this role, Ms. Quinn was responsible for developing multiple multi-million dollar businesses, including evaluating and developing strategic and operational direction. Prior to this, Ms. Quinn was Vice President, Corporate Strategic Marketing for Honeywell International from 1999 to 2001 and before that she held various positions with Digital Equipment Corporation from 1989 to 1998, including Corporate Vice President, Worldwide Brand Strategy & Management. She served as Chair of the Simmons College Board of Trustees from 2004 to 2007 and has been a trustee of Simmons College since 1996. She currently chairs the Executive Compensation Committee and sits on the Executive Committee there. Ms. Quinn received her B.A. in Management from Simmons College.

Uwe E. Reinhardt has been a Director of Boston Scientific since 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and serves as a Trustee of Duke University and the Duke University Health System, H&Q Healthcare Investors, H&Q Life Sciences Investors and Hambrecht & Quist Capital Management LLC. He is also the Commissioner of the Kaiser Family Foundation Commission on Medicaid and the Uninsured and a member of the board of directors of Amerigroup Corporation and Legacy Hospital Partners, Inc. Dr. Reinhardt is also a member of the Institute of Medicine of the National Academy of Sciences. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in economics from Yale University.

Senator Warren B. Rudman has been a Director of Boston Scientific since October 1999. Senator Rudman is Co-Chairman of Stonebridge International, LLC and has been Of Counsel to the international law firm Paul, Weiss, Rifkind, Wharton, and Garrison LLP since January 2003. Previously, he was a partner of the firm since 1992. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. He serves on the boards of directors of several funds managed by the Dreyfus Corporation. Senator Rudman is Vice Chairman of the International Advisory Board of D.B. Zwirn + Co. and a member of the External Advisory Council of BP America Inc. He is the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and an LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

Paul W. Sandman joined Boston Scientific in May 1993 and since December 2004, has been our Executive Vice President, Secretary and General Counsel. Previously, Mr. Sandman served as our Senior Vice President, Secretary and General Counsel. From March 1992 through April 1993, he was Senior Vice President, General Counsel and Secretary of Wang Laboratories, Inc., where he was responsible for legal affairs. From 1984 to 1992, Mr. Sandman was Vice President and Corporate Counsel of Wang Laboratories, Inc., where he was responsible for corporate and international legal affairs. Mr. Sandman received his A.B. from Boston College and his J.D. from Harvard Law School. Mr. Sandman will be retiring from Boston Scientific on February 29, 2008.

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

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 19, 2008, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 19, 2008, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 19, 2008, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 19, 2008, is incorporated into this Annual Report on Form 10-K by reference.

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

3.1	Restated By-laws of the Company (Exhibit 3.1(ii), Current Report on Form 8-K dated May 11, 2007, File No. 1-11083).

*3.2	Third Restated Certificate of Incorporation.

4.1	Specimen Certificate for shares of the Company’s Common Stock (Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1 and 3.2.

4.3	Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

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

10.1
Form of Amended and Restated Credit and Security Agreement dated as of November 7, 2007 by and among Boston Scientific Funding Corporation, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.1, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.2
Form of Omnibus Amendment dated as of December 21, 2006 among the Company, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Amendment No. 1 to Receivable Sale Agreement and Amendment No. 9 to Credit and Security Agreement) (Exhibit 10.2, Annual Report on 10-K year ended December 31, 2006, File No. 1-11083).

10.3
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding Corporation, as the Buyer (Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.4
Form of Credit Agreement dated as of April 21, 2006 among the Company, BSC International Holding Limited, Merrill Lynch Capital Corporation, Bear Stearns Corporate Lending Inc., Deutsche Bank Securities Inc., Wachovia Bank, National Association, Bank of America, N.A., Banc of America Securities LLC, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated as amended (Exhibit 99.1, Current Report on Form 8-K dated April 21, 2006 and Exhibit 10.1, Current Report on Form 8-K dated August 17, 2001, File No. 1-11083).

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

10.7
Form of Amendment Agreement among the Company, Boston Scientific Scimed Inc., Advanced Bionics Corporation, The Bionics Trust and Jeffrey D. Goldberg and Carla Woods (collectively in their capacity as the Stockholders’ Representative) dated August 9, 2007 (Exhibit 10.1, Current Report on Form 8-K dated August 9, 2007, File No. 1-11083).

10.8
Form of Amendment No. 1 to Agreement and Plan of Merger among the Company, Boston Scientific Scimed Inc., Advanced Bionics Corporation, the Bionics Trust and Jeffrey D. Goldberg and Carla Woods (collectively in their capacity as the Stockholders’ Representative) dated as of August 9, 2007 (Exhibit 10.2, Current Report on Form 8-K dated August 9, 2007, File No. 1-11083).

10.9
Form of Amendment No. 2 to Agreement and Plan of Merger among the Company, Boston Scientific Scimed Inc., Advanced Bionics Corporation, the Bionics Trust and Jeffrey D. Goldberg and Carla Woods (collectively in their capacity as the Stockholders’ Representative) dated as of August 9, 2007 (Exhibit 10.1, Current Report on Form 8-K dated January 3, 2008, File No. 1-11083).

10.10
Form of Cochlear Implant Business Purchase and Sale Agreement among the Company, Boston Scientific Scimed, Inc., Advanced Bionics Corporation and Advanced Bionics Holding Corporation dated as of August 9, 2007 (Exhibit 10.3, Current Report on Form 8-K dated August 9, 2007, File No. 1-11083).

10.11
Form of Amendment No. 1 to Cochlear Implant Business Purchase and Sale Agreement among the Company, Boston Scientific Scimed, Inc., Advanced Bionics Corporation and Advanced Bionics Holding Corporation dated as of August 9, 2007 (Exhibit 10.2, Current Report on Form 8-K dated January 3, 2008, File No. 1-11083).

*10.12	Form of Purchase Agreement dated as of November 5, 2007 by and among Boston Scientific Corporation, the Sellers and Getinge AB.

10.13	Form of Offer Letter between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.1, Current Report on Form 8-K dated July 27, 2006, File No. 1-11083).

10.14	Form of Stock Option Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.2, Current Report on Form 8-K dated July 27, 2006, File No. 1-11083).

10.15	Form of Deferred Stock Unit Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.3, Current Report on Form 8-K dated July 27, 200, File No. 1-11083).

10.16	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

10.17	Form of Retention Agreement between the Company and certain Executive Officers, as amended (Exhibit 10.1, Current Report on Form 8-K dated February 20, 2007, File No. 1-11083).

10.18	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.19	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

*10.20	Form of Non-Qualified Stock Option Agreement (vesting over two years).

10.21	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.22	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.23	Form of Deferred Stock Unit Award Agreement (vesting over four years) (Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).

*10.24	Form of Deferred Stock Unit Award Agreement (vesting over two years).

10.25	Form of Non-Qualified Stock Option Agreement (Non-employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.26	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.27	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.28
Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and amended (Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.1, Current Report on Form 8-K dated September 24, 2004, Exhibit 10.52, Annual Report on Form 10-K for year ended December 31, 2005, and Exhibit 10.21, Annual Report on Form 10-K for year ended December 31, 2007, File No. 1-11083).

10.29
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

10.30
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.31	Boston Scientific Corporation Deferred Compensation Plan, Effective January 1, 1996 (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 1996, File No. 1-11083).

10.32
Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No.1-11083).

10.33
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as amended (Exhibit 10.17, Annual Report on Form 10-K for the year ended December 31, 2003 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.34
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

10.37	Form of Deferred Stock Unit Agreement between Lucia L. Quinn and Boston Scientific Corporation dated May 31, 2005 (Exhibit 10.1, Current Report on Form 8-K dated May 31, 2005, File No. 1-11083).

10.38	Form of Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).

10.39	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).

10.40	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).

10.41	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).

10.42
Form of 2007 Performance Incentive Plan, as amended (Exhibit 10.2, Current Report on Form 8-K dated February 20, 2007 and Exhibit 10.1, Current Report on Form 8-K dated July 31, 2007, File No. 1-11083).

10.43	Form of Non-Qualified Stock Option Agreement (Executive) (Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.44	Form of Deferred Stock Unit Award Agreement (Executive) (Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.45	Form of Non-Qualified Stock Option Agreement (Special) (Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.46	Form of Deferred Stock Unit Award Agreement (Special) (Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.47
Embolic Protection Incorporated 1999 Stock Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.48
Quanam Medical Corporation 1996 Stock Plan, as amended (Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.49
RadioTherapeutics Corporation 1994 Stock Incentive Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.50	Guidant Corporation 1994 Stock Plan, as amended (Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.51	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended (Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.52	Guidant Corporation 1998 Stock Plan, as amended (Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.53	Form of Guidant Corporation Option Grant (Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.54	Form of Guidant Corporation Restricted Stock Grant (Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2006, File No. 1-11083).

10.55
The Guidant Corporation Employee Savings and Stock Ownership Plan, as amended (Exhibits 10.51, 10.52, 10.53, 10.54, 10.55 and 10.56, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.56
Settlement Agreement effective September 21, 2005 among Medinol Ltd., Jacob Richter and Judith Richter and Boston Scientific Corporation, Boston Scientific Limited and Boston Scientific Scimed, Inc. (Exhibit 10.1, Current Report on Form 8-K dated September 21, 2005, File No. 1-11083).

10.57
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.58
Purchase Agreement between Guidant Corporation and Abbott Laboratories dated April 21, 2006, as amended (Exhibit 10.2 and Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083).

10.59
Promissory Note between BSC International Holding Limited (“Borrower”) and Abbott Laboratories (“Lender”) dated April 21, 2006 (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083).

10.60
Subscription and Stockholder Agreement between Boston Scientific Corporation and Abbott Laboratories dated April 21, 2006, as amended (Exhibit 10.5 and Exhibit 10.6, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083).

10.61
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.62
Boston Scientific Executive Allowance Plan, as amended (Exhibit 10.53, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.1, Current Report on Form 8-K dated October 30, 2007, File No. 1-11083).

10.63	Boston Scientific Executive Retirement Plan (Exhibit 10.54, Annual Report on Form 10-K for year ended December 31, 2005, File No. 1-11083).

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

10.66	Form of Severance Pay and Layoff Notification Plan as Amended and Restated effective as of November 1, 2007 (Exhibit 10.1, Current Report on Form 8-K dated November 1, 2007, File No. 1-11083).

10.67	Form of Offer Letter between Boston Scientific and Sam R. Leno dated April 11, 2007 (Exhibit 10.1, Current Report on Form 8-K dated May 7, 2007, File No. 1-11083).

10.68	Form of Deferred Stock Unit Award dated June 5, 2007 between Boston Scientific and Sam R. Leno (Exhibit 10.1, Quarterly Report on Form 10Q for period ended June 30, 2007, File No. 1-11083).

10.69	Form of Non-Qualified Stock Option Agreement dated June 5, 2007 between Boston Scientific and Sam R. Leno (Exhibit 10.2, Quarterly Report on Form 10-Q dated June 30, 2007, File-No. 1-11083).

*11	Statement regarding computation of per share earnings (included in Note O to the Company's 2007 consolidated financial statements for the year ended December 31, 2007 included in Item 8).

*12	Statement regarding computation of ratios of earnings to fixed charges.

14	Code of Conduct (Exhibit 14, Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-11083).

*21	List of the Company’s subsidiaries as of February 20, 2008.

*23	Consent of Independent Auditors, Ernst & Young, LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON SCIENTIFIC CORPORATION

Dated: February 27, 2008	By:	/s/ Sam R. Leno
Sam R. Leno
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: February 27, 2008	By:	/s/ John E. Abele
John E. Abele
Director, Founder

Dated: February 27, 2008	By:	/s/ Ursula M. Burns
Ursula M. Burns
Director

Dated: February 27, 2008	By:	/s/ Nancy-Ann DeParle
Nancy-Ann DeParle
Director

Dated: February 27, 2008	By:	/s/ J. Raymond Elliott
J. Raymond Elliott
Director

Dated: February 27, 2008	By:	/s/ Joel L. Fleishman
Joel L. Fleishman
Director

Dated: February 27, 2008	By:	/s/ Marye Anne Fox, Ph.D.
Marye Anne Fox, Ph.D.
Director

Dated: February 27, 2008	By:	/s/ Ray J. Groves
Ray J. Groves
Director

Dated: February 27, 2008	By:	/s/ Kristina M. Johnson
Kristina M. Johnson
Director

Dated: February 27, 2008	By:	/s/ Ernest Mario, Ph.D.
Ernest Mario, Ph.D.
Director

Dated: February 27, 2008	By:	/s/ N.J. Nicholas, Jr.
N.J. Nicholas, Jr.
Director

Dated: February 27, 2008	By:	/s/ Pete M. Nicholas
Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 27, 2008	By:	/s/ John E. Pepper
John E. Pepper
Director

Dated: February 27, 2008	By:	/s/ Uwe E. Reinhardt, Ph.D.
Uwe E. Reinhardt, Ph.D.
Director

Dated: February 27, 2008	By:	/s/ Warren B. Rudman
Warren B. Rudman
Director

Dated: February 27, 2008	By:	/s/ James R. Tobin
James R. Tobin
Director, President and Chief Executive Officer
(Principal Executive Officer)

Schedule II
VALUATION AND QUALIFYING ACCOUNTS (in millions)

The following is a rollforward of our allowances for uncollectible amounts and sales returns:

Description	Balance Beginning of Year	Charges to Costs and Expenses	Deductions to Allowances for Uncollectible Amounts (a)	Charges to (Deductions from) Other Accounts (b)	Balance at End of Year

Year Ended December 31, 2007
Allowances for uncollectible accounts and sales returns and allowances	$135	15	13	—	$137

Year Ended December 31, 2006
Allowances for uncollectible accounts and sales returns and allowances	$83	27	7	32	$135

Year Ended December 31, 2005
Allowances for uncollectible accounts and sales returns and allowances	$80	9	8	2	$83

(a)   Uncollectible amounts written off.

(b)   Represents charges for sales returns and allowances, net of actual sales returns, as well as impact of foreign currency.