Form 10-Q
period 2008-03-31
BOSTON SCIENTIFIC CORP
filed 2008-05-09
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address of Principal Executive Offices)

(508) 650-8000
(Registrant’s Telephone Number)

____________________________________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes:  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes:  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares outstanding as of April 30, 2008

Common Stock, $.01 par value	1,496,257,958

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(in millions, except per share data)	2008	2007

Net sales	$2,046	$2,086
Cost of products sold	580	568

Gross profit	1,466	1,518

Selling, general and administrative expenses	661	735
Research and development expenses	244	289
Royalty expense	46	52
Amortization expense	143	155
Purchased research and development	13	5
Restructuring charges	29
Gain on divestitures	(250)
Total operating expenses	886	1,236
Operating income	580	282

Other income (expense):
Interest expense	(131)	(141)
Other, net	13	18

Income before income taxes	462	159

Income tax expense	140	39

Net income	$322	$120

Net income per common share — basic	$0.22	$0.08
Net income per common share — assuming dilution	$0.21	$0.08

Weighted-average shares outstanding
Basic	1,494.1	1,481.3
Assuming dilution	1,500.1	1,497.8

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
(in millions, except share data)	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$1,739	$1,452
Trade accounts receivable, net	1,496	1,502
Inventories	781	725
Deferred income taxes	873	679
Assets held for sale		1,099
Prepaid expenses and other current assets	352	464
Total current assets	5,241	5,921

Property, plant and equipment, net	1,736	1,735
Investments	321	317
Other assets	143	157
Goodwill and other intangible assets, net	22,905	23,067
	$30,346	$31,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt obligations	$257	$256
Accounts payable	222	139
Accrued expenses	2,200	2,541
Taxes payable	488	121
Liabilities associated with assets held for sale		39
Other current liabilities	226	154
Total current liabilities	3,393	3,250

Long-term debt	7,311	7,933
Deferred income taxes	2,230	2,284
Other long-term liabilities	2,021	2,633

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares and issued 1,495,515,422 shares at March 31, 2008 and 1,491,234,911 shares at December 31, 2007	15	15
Additional paid-in capital	15,830	15,766
Accumulated deficit	(373)	(693)
Other stockholders’ (deficit) equity	(81)	9
Total stockholders’ equity	15,391	15,097
	$30,346	$31,197

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2008		2007

Cash provided by (used for) operating activities		$266	$(59)

Investing activities:
Purchases of property, plant and equipment		(57)	(96)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable		37	14
Payments for acquisitions of businesses, net of cash acquired			(11)
Payments relating to prior period acquisitions		(654)	(200)
Proceeds from business divestitures		1,300
Payments for investments in companies and acquisitions of certain technologies		(6)	(7)

Cash provided by (used for) investing activities		620	(300)

Financing activities:
Payments on long-term borrowings		(625)
Proceeds from issuances of shares of common stock		26	31

Cash (used for) provided by financing activities		(599)	31
Net increase (decrease) in cash and cash equivalents		287	(328)
Cash and cash equivalents at beginning of period		1,452	1,668
Cash and cash equivalents at end of period		$1,739	$1,340

Supplemental Information:
Stock and stock equivalents issued for acquisitions	$		$90

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note N - Segment Reporting for further details.

NOTE B – FAIR VALUE MEASUREMENTS

We adopted Financial Accounting Standards Board (FASB) Statement No. 157, Fair Value Measurements, as of January 1, 2008. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB released Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with Staff Position No. 157-2, we have not applied the provisions of Statement No. 157 to the following nonfinancial assets and nonfinancial liabilities:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•
Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for our goodwill impairment test in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets;

•	Indefinite-lived intangible assets measured at fair value for impairment assessment in accordance with Statement No. 142;

•
Nonfinancial long-lived assets or asset groups measured at fair value for impairment assessment or disposal under FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets; and

•	Nonfinancial liabilities associated with exit or disposal activities initially measured at fair value under FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

We will be required to apply the provisions of Statement No. 157 to these nonfinancial assets and nonfinancial liabilities as of January 1, 2009 and are currently evaluating the impact of the application of Statement No. 157 as it pertains to these items. The application of Statement No. 157 for financial assets and financial liabilities did not have a material impact on our financial position, results of operations or cash flows.

On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds and U.S. Treasury securities, available-for-sale investments, interest rate derivative instruments and foreign currency derivative contracts. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.

Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

•	Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•
Level 3 – Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

Our money market funds and U.S. Treasury securities, as well as available-for-sale investments carried at fair value are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. However, certain of our available-for-sale investments are subject to lock-up agreements for a period of time. We use an option pricing model to determine the liquidity discount associated with these lock-up restrictions as part of our fair value measurement within the framework of Statement No. 157.  Available-for-sale investments with such restrictions are generally classified within Level 3 of the fair value hierarchy.

Our cost method investments are recorded at fair value only when impairment charges are recorded for other-than-temporary declines in value and are determined using fair value criteria within the framework of Statement No. 157.  As the inputs utilized for the impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis.

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  We determine the fair value of these instruments using the framework prescribed by Statement No. 157 by considering the estimated amount we would receive to terminate these agreements at the reporting date and by taking into account current interest rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities.  In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. We have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2008:

(in millions)	Quoted Market Prices for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets
Money market funds and U.S. Treasury securities		$912				$912
Available-for-sale investments		11			$24	35
Currency exchange contracts			$12			12
		$923	$12		$24	$959

Liabilities
Currency exchange contracts			$233			$233
Interest rate swap contracts			41			41
	$		$274	$		$274

For assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during the three months ended March 31, 2008:

(in millions)	Available-for-sale investments with restrictions
Balance at January 1, 2008	$30
Net transfers in (out) of Level 3	40
Net (sales) purchases	(25)
Change in unrealized gains/losses related to market prices	(17)
Change in unrealized gains/losses related to liquidity discounts	(4)
Balance at March 31, 2008	$24

Unrealized gains/losses are included in other comprehensive income in our accompanying unaudited condensed consolidated balance sheets.

Fair Value Measured on a Non-Recurring Basis

In the first quarter of 2008, we recorded impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary.  These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held entities without quoted market prices.  To determine the fair value of those investments, we used all available financial information related to the entities, including information based on recent third-party equity investments in these entities.  The following table summarizes changes to the carrying amount of these investments during the three months ended March 31, 2008.

Balance at January 1, 2008	$24
Less: other-than-temporary impairments	14
Balance at March 31, 2008	$10

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. We adopted Statement No. 159 as of January 1, 2008 and did not elect the fair value option for our eligible financial assets and financial liabilities.

NOTE C – SUPPLEMENTAL BALANCE SHEET INFORMATION

The following are the components of various balance sheet items at March 31, 2008 and December 31, 2007.

Inventories

	March 31,	December 31,
(in millions)	2008	2007

Finished goods	$504	$454
Work-in-process	142	132
Raw materials	135	139
	$781	$725

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2008	2007

Property, plant and equipment	$3,026	$2,925
Less: accumulated depreciation	1,290	1,190
	$1,736	$1,735

Goodwill and other intangible assets, net

	March 31,	December 31,
(in millions)	2008	2007

Goodwill	$15,094	$15,103
Technology - core	6,923	6,923
Other intangible assets	2,464	2,481
	24,481	24,507
Less: accumulated amortization	1,576	1,440
	$22,905	$23,067

Changes in our product warranty obligations during the three months ended March 31, 2008 consisted of the following (in millions):

Balance at December 31, 2007	$66
Warranty claims provision	20
Settlements made	(20)
Balance at March 31, 2008	$66

NOTE D – INVESTMENTS AND NOTES RECEIVABLE

During 2007, in connection with our strategic initiatives, we announced our decision to monetize the majority of our investment portfolio in order to eliminate investments determined to be non-strategic. In the first quarter of 2008, we received gross proceeds of $37 million from the sale of investments and collections of notes receivable, and recognized associated net gains of $15 million, recorded in other, net in our accompanying unaudited condensed consolidated statements of operations. We intend to monetize the rest of our non-strategic portfolio investments over the next few quarters.

We regularly review our investments for impairment indicators. Based on this review, we recorded net losses of $21 million in the first quarter of 2008 due primarily to other-than-temporary impairments associated with certain of our privately held investments, as well as adjustments related to investments accounted for under the equity method of accounting.

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

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $7.568 billion at March 31, 2008 at an average interest rate of 6.02 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. During the first quarter of 2008, we prepaid $625 million of our term loan. These prepayments satisfied the remaining $300 million of our term loan due in 2009 and $325 million of our term loan due in 2010. As of March 31, 2008, the revised debt maturity schedule for the term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan			$1,375	$2,000			$3,375
Abbott Laboratories loan				900			900
Senior notes				850		$2,200	3,050
Credit and security facility	$250						250
	$250	$	$1,375	$3,750	$	$2,200	$7,575

Note:
The table above does not include capital leases, discounts associated with our Abbott loan and senior notes, and non-cash gains related to interest rate swaps used to hedge the fair value of certain of our senior notes.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the amended agreement, of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009.  The agreement also requires that we maintain a ratio of EBITDA, as defined by the amended agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of March 31, 2008, we were in compliance with the required covenants. Exiting the quarter, our ratio of total debt to EBITDA was 2.9 to 1.0 and our ratio of EBITDA to interest expense was 4.6 to 1.0. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

Interest Rate Swaps

We use interest rate derivative instruments to manage our exposure to interest rate movements and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under Statement No. 133. We record changes in the fair value of fair value hedges in other income (expense), which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest expense includes interest payments made or received under interest rate derivative instruments. We record the effective portion of any change in the fair value of cash flow hedges as other comprehensive income, net of tax, until the hedged cash flow occurs.

During the first quarter of 2008, we entered floating-to-fixed interest rate swaps indexed to three-month LIBOR to hedge variability in interest payments on $2.0 billion of our LIBOR-indexed floating-rate loans. These interest rate swap agreements commence in June 2008 and mature in December 2009.  We designated these interest rate swaps as cash flow hedges under Statement No. 133 and record fluctuations in the fair value of these derivative instruments as unrealized gains or losses in other comprehensive income, net of tax, and reclassify the gains or losses to interest expense during the hedged interest payment period.

We recorded a net unrealized loss of $26 million, net of tax, in accumulated other comprehensive income at March 31, 2008 to recognize the fair value of all of our outstanding interest rate derivative instruments, as compared to $11 million at December 31, 2007.  As of March 31, 2008, $26 million of unrealized losses relating to our current and prior interest rate derivative instruments may be reclassified to earnings during 2008, as compared to $3 million as of December 31, 2007.

NOTE F – ACQUISITIONS

Purchased Research and Development

Our policy is to record certain costs associated with strategic alliances as purchased research and development. In accordance with this policy, we recorded $13 million of purchased research and development in the first quarter of 2008 associated with entering a licensing and development arrangement with Surgi-Vision, Inc. for magnetic resonance imaging (MRI)-safe technology, which Surgi-Vision is developing. During the first quarter of 2007, we recorded $5 million of purchased research and development associated with payments made for certain early-stage CRM technologies.

Acquisition-related Payments

During the first quarter of 2008, we made acquisition-related payments of $654 million, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics Corporation in connection with our 2007 amendment to the original merger agreement, which was accrued at December 31, 2007. Accrued at March 31, 2008 is $472 million ($465 million as of December 31, 2007), which represents the present value of a $500 million final fixed payment to be made related to Advanced Bionics in March 2009. In addition to this obligation, certain of our acquisitions involve the payment of contingent consideration, which is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. Consequently, we cannot currently determine the total required payments; however, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. The estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with these acquisitions, some of which may be payable in common stock, is approximately $1.1 billion. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2008 through 2022. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $3.4 billion.

In April 2008, we signed a definitive agreement to acquire 100 percent of the fully diluted equity of CryoCor, Inc., under which we will pay a cash purchase price of approximately $18 million, in addition to our previous investment. CryoCor is developing products using cryogenic technology for use in treating atrial fibrillation, the most common and difficult to treat cardiac arrhythmia (abnormal heartbeat). We expect the acquisition to close during the second quarter of 2008, subject to customary closing conditions. The acquisition is intended to allow us to further pursue therapeutic solutions for atrial fibrillation in order to advance our existing Cardiac Rhythm Management (CRM) and Electrophysiology product lines.

NOTE G – RESTRUCTURING ACTIVITIES

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. As of March 31, 2008, we had completed more than half of the anticipated head count reductions. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development (R&D) projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially completed worldwide by the end of 2008.

We expect that the execution of this plan will result in total pre-tax costs of approximately $425 million to $450 million.  We expect that the plan will result in total cash payments of approximately $375 million to $400 million.  The following table provides a summary of our estimates of total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Termination benefits	$250 million to $260 million
Retention incentives	$60 million to $65 million
Asset write-offs and accelerated depreciation	$50 million to $55 million
Other *	$65 million to $70 million

* Other costs consist primarily of consultant fees and costs to transfer product lines from one facility to another.

In the first quarter of 2008, we incurred total restructuring costs of $44 million. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

	Termination	Retention	Accelerated
(in millions)	Benefits	Incentives	Depreciation	Other	Total
Cost of goods sold		$3	$1		$4
Selling, general and administrative expenses		6	3		9
Research and development expenses		2			2
Restructuring charges	$20			$9	29
	$20	$11	$4	$9	$44

The termination benefits recorded during the first quarter of 2008 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the remaining termination benefits in 2008 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  The other restructuring costs are being recognized and measured at their fair value in the period in which the liability is incurred, in accordance with Statement No. 146.

We have incurred cumulative restructuring costs of $249 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$178
Retention incentives	16
Intangible asset write-offs	21
Fixed asset write-offs	8
Accelerated depreciation	7
Other	19
$249

Charges associated with restructuring activities are excluded from the determination of segment income, as they do not reflect expected on-going future operating expenses and are not considered by management when assessing operating performance.

In the first quarter of 2008, we made cash payments of approximately $83 million associated with our restructuring initiatives, which related to termination benefits paid and other restructuring charges.  We have made cumulative cash payments of $125 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to make the remaining cash payments throughout the remainder of 2008 and into 2009 using cash generated from operations.

The following is a rollforward of the liability associated with our restructuring initiatives since the inception of the plan in the fourth quarter of 2007, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets.

(in millions)	Termination Benefits	Other	Total
Charges	$158	$10	$168
Cash payments	(23)	(8)	(31)
Balance at December 31, 2007	135	2	137
Charges	20	9	29
Cash payments	(74)	(9)	(83)
Balance at March 31, 2008	$81	$2	$83

NOTE H – DIVESTITURES

During the first quarter of 2008, we completed the sale of our Auditory, Cardiac Surgery, Vascular Surgery, Fluid Management and Venous Access businesses, as well as our former TriVascular entity. Each transaction is discussed below in further detail.

Auditory

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash. To adjust the carrying value of the disposal group to its fair value, less costs to sell, we recorded a loss of approximately $367 million in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax benefit of $6 million in the first quarter of 2008 in connection with the closing of the transaction. Under the terms of the agreement, we retained a twelve percent interest in the limited liability companies formed for purposes of operating the Auditory business and drug pump development program. In accordance with Emerging Issues Task Force (EITF) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we are accounting for these investments under the equity method of accounting.

Cardiac Surgery and Vascular Surgery

In January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses to the Getinge Group for net cash proceeds of approximately $705 million. To adjust the carrying value of the Cardiac Surgery and Vascular Surgery disposal group to its fair value, less costs to sell, we recorded a loss of approximately $193 million in 2007, representing primarily the write-down of goodwill. In addition, we recorded a tax expense of $56 million in the first quarter of 2008 in connection with the closing of the transaction.

Fluid Management and Venous Access

In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Avista Capital Partners for net cash proceeds of approximately $415 million. We recorded a pre-tax gain of $234 million ($129 million after-tax) during the first quarter of 2008 associated with this transaction.

TriVascular

In March 2008, we sold our Endovascular Aortic Repair (EVAR) program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($35 million after-tax) in the first quarter of 2008.

NOTE I – COMPREHENSIVE INCOME

The following table provides a summary of our comprehensive income:

	Three Months Ended March 31,
(in millions)	2008	2007
Net income	$322	$120
Currency translation adjustment	10	(1)
Net change in derivative financial instruments	(93)	(1)
Net change in equity investments	(7)	(5)
Other	(2)
Comprehensive income	$230	$113

NOTE J – WEIGHTED-AVERAGE SHARES OUTSTANDING

The following is a reconciliation of weighted-average shares outstanding for basic and diluted earnings per share computations:

	Three Months Ended March 31,
(in millions)	2008	2007
Weighted average shares outstanding - basic	1,494.1	1,481.3
Net effect of common stock equivalents	6.0	16.5
Weighted average shares outstanding - assuming dilution	1,500.1	1,497.8

Weighted-average shares outstanding, assuming dilution, excludes the impact of 57 million stock options for the first quarter of 2008 and 37 million for the first quarter of 2007 due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.

We issued approximately four million shares of our common stock in the first quarter of 2008 and three million shares of our common stock in the first quarter of 2007 following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan. In addition, in the first quarter of 2007, we issued five million shares of our common stock in connection with our acquisition of EndoTex Interventional Systems, Inc.

NOTE K – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended March 31,
(in millions)	2008	2007
Cost of products sold	$6	$4
Selling, general and administrative expenses	28	23
Research and development expenses	7	7
	41	34
Less: income tax benefit	12	10
	$29	$24

On May 6, 2008, our shareholders approved an amendment and restatement of our 2003 Long-Term Incentive Plan (LTIP), increasing the number of shares of our common stock available for issuance under the plan by 70 million shares. Together with our 2000 LTIP, the plans provide for the issuance of up to 160 million shares for various stock-based incentives.

NOTE L – INCOME TAXES

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,				Percentage Point Increase
	2008		2007		(Decrease)
Reported tax rate	30.3%		24.5%		5.8%
Impact of certain charges*	(6.7	) %	(3.5	) %	(3.2	) %

*These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the first quarter of 2008, as compared to the same period in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2008, these charges included restructuring costs, divestitures that occurred in the quarter, and discrete items associated with the resolution of various tax matters.  In 2007, these charges included changes to the reserves for uncertain tax positions relating to items originating in prior periods, purchased research and development, and charges related to our 2006 acquisition of Guidant Corporation. In addition, our effective tax rate for the first quarter of 2008 increased by approximately three percentage points as compared to the same period in the prior year, due primarily to the expiration of the U.S. Research and Development (R&D) tax credit at December 31, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  At March 31, 2008, we had $1.104 billion of gross unrecognized tax benefits, $437 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards. At December 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $415 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards.

We had $229 million accrued for interest and penalties at March 31, 2008 and $264 million at December 31, 2007. During the first quarter of 2008, we recognized a reduction of income tax expense of $2 million resulting from the settlement of previously recorded tax matters, net of current period accrued interest and penalties. The total amount of interest and penalties recognized in the first quarter of 2007 was an expense of $20 million.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first quarter of 2008, we resolved certain matters previously under consideration at IRS Appeals, related primarily to Guidant’s acquisition of Intermedics, Inc., and received several favorable foreign court decisions and a favorable state audit settlement.  As a result of the resolution of these matters, we decreased our reserve for uncertain tax positions, net of payments, by $49 million, inclusive of $24 million of interest and penalties, during the first quarter of 2008.

It is reasonably possible that within the next 12 months we will resolve multiple issues with taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $140 million.

NOTE M – COMMITMENTS AND CONTINGENCIES

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

Our accrual for legal matters that are probable and estimable was $991 million at March 31, 2008 and $994 million at December 31, 2007, and includes estimated costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the Guidant purchase price, and to on-going patent litigation involving our Interventional Cardiology business. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

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

Except as disclosed below, there have been no material developments with regards to any matters of litigation or other proceedings disclosed in our 2007 Annual Report on Form 10-K.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The United States Court of Appeals for the Federal Circuit remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, we filed an appeal. A hearing on the appeal was held on October 3, 2007, and a decision was rendered on January 7, 2008 upholding the lower court’s finding of infringement and reversing the finding of invalidity of a second claim. On February 4, 2008, we requested the Court of Appeals rehear the appeal and reverse the lower court’s finding of infringement and/or remand the case to the District Court for a new trial. On April 9, 2008, the Court of Appeals denied our motion to rehear the appeal and remanded the case to the District Court.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. A hearing was held on April 25, 2008 and a decision is expected on June 25, 2008.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against us alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patents. In August 2006, we appealed the Court’s decision to the Supreme Court. On January 18, 2007, the Supreme Court denied our request to review this matter. A trial began on January 21, 2008 and concluded on February 29, 2008. On April 30, 2008, the Court found that the NIR stent did not infringe one patent of Johnson & Johnson and that the other Johnson & Johnson patent was invalid.

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. Trial began on October 9, 2007 and, on October 31, 2007, the jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. We filed a motion to overturn the jury verdict. A hearing on post-trial motions was held on February 15, 2008, and on February 19, 2008, the Court denied all post-trial motions. We intend to appeal the decision. The Court also ordered the parties to attempt to negotiate a reasonable royalty rate for future sales of the products found to infringe or file further papers with the Court regarding continued infringement.  A hearing on prospective relief is scheduled for July 18, 2008.

On March 26, 2002, we and our wholly owned subsidiary, Target Therapeutics, Inc.,  filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 7, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to this patent. On July 27, 2007, the Court denied Cordis’ motion. The Court also modified its claim construction and vacated its earlier summary judgment order finding infringement by the Cordis device. Summary judgment motions with respect to this patent were renewed by both parties and on March 21, 2008, the Court reinstated the order finding infringement.  Also, on January 18, 2008, the Court granted our motion for summary judgment that Cordis infringes a second patent in the suit.  Based on this order, we have filed a motion for summary judgment of infringement of the third patent in the suit, as well as a request to add infringement of certain additional claims of the second patent. A hearing on this motion is scheduled for May 9, 2008. On January 25, 2008, the Court also ruled that two of the patents, including one on which summary judgment of infringement had been granted, are not invalid based on prior public or commercial use. On March 21, 2008, the Court granted in part and denied in part our motion for summary judgment of no inequitable conduct.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. A hearing was held on September 20 and 21, 2007 and a decision was rendered on December 6, 2007, scheduling a new hearing for May 29, 2008 to consider new evidence. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for April 6, 2009. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We have filed a counterclaim infringement action in Italy and an infringement action in Germany. A hearing is scheduled on the German infringement action for July 15, 2008.

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

On January 15, 2008, Johnson & Johnson Inc. filed a suit for patent infringement against us alleging that the sale of the Express, Express 2 and TAXUS EXPRESS 2 stent delivery systems infringe two Canadian patents owned by Johnson & Johnson.  Suit was filed in The Federal Court of Canada seeking a declaration of infringement, monetary damages and injunctive relief.  We filed a motion to dismiss the complaint.

On January 28, 2008, Wyeth and Cordis Corporation filed suit against Boston Scientific Scimed and us, alleging that our PROMUS coronary stent system, upon launch in the United States, will infringe three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. We have not yet been served with the complaint. On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that our PROMUS coronary stent system, upon launch in the United States, will infringe the same three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief.  On March 17, 2008, we filed a motion to dismiss for lack of subject matter jurisdiction.

Litigation with Medinol Ltd.

On February 20, 2006, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that the Company’s Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté® stent system internationally or in the United States, the continued sale of the TAXUS® Liberté® stent system internationally or the launch of the TAXUS® Liberté® stent system in the United States. We plan to defend against Medinol’s claims vigorously. The arbitration hearing was held on September 17 through September 21, 2007. On May 2, 2008, the World Intellectual Property Organization panel that held that the Liberté and TAXUS Liberté stent systems do not infringe the Medinol patents.

Other Patent Litigation

On September 12, 2002, ev3 Inc. filed suit against The Regents of the University of California and our wholly owned subsidiary, Boston Scientific International, B.V., in the District Court of The Hague, The Netherlands, seeking a declaration that ev3’s EDC II and VDS embolic coil products do not infringe three patents licensed to us from The Regents. On October 22, 2003, the Court ruled that the ev3 products infringe the three patents. On December 18, 2003, ev3 appealed the Court’s ruling. A hearing on the appeal has not yet been scheduled. A damages hearing originally scheduled for June 15, 2007 has been postponed and not yet rescheduled. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter. On March 27, 2008, the parties signed a definitive settlement agreement and the case has been formally dismissed.

On December 16, 2003, The Regents of the University of California filed suit against Micro Therapeutics, Inc., a subsidiary of ev3, and Dendron GmbH alleging that Micro Therapeutics’ Sapphire detachable coil delivery systems infringe twelve patents licensed to us and owned by The Regents. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On January 8, 2004, Micro Therapeutics and Dendron filed a third-party complaint to include Target Therapeutics and us as third-party defendants seeking a declaratory judgment of invalidity and noninfringement with respect to the patents and antitrust violations. On February 17, 2004, we, as a third-party defendant, filed a motion to dismiss us from the case. On July 9, 2004, the Court granted our motion in part and dismissed Target and us from the claims relating only to patent infringement, while denying dismissal of an antitrust claim. On April 7, 2006, the Court denied Micro Therapeutics’ motion seeking unenforceability of The Regents’ patent and denied The Regents’ cross-motion for summary judgment of enforceability. A summary judgment hearing was held on July 31, 2007 relating to the antitrust claim, and on August 22, 2007, the Court granted summary judgment in our favor and dismissed us from the case. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter. On March 27, 2008, the parties signed a definitive settlement agreement and on April 4, 2008, a Stipulation of Dismissal was filed with the Court and the case was formally dismissed.

On March 29, 2005, we and Boston Scientific Scimed, filed suit against ev3 for patent infringement, alleging that ev3’s SpideRX® embolic protection device infringes four U.S. patents owned by us. The complaint was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On May 9, 2005, ev3 answered the complaint, denying the allegations, and filed a counterclaim seeking a declaratory judgment of invalidity and unenforceability, and noninfringement of our patents in the suit. On October 28, 2005, ev3 filed its first amended answer and counterclaim alleging that certain of our embolic protection devices infringe a patent owned by ev3. On June 20, 2006, we filed an amended complaint adding a claim of trade secret misappropriation and claiming infringement of two additional U.S. patents owned by us. On June 30, 2006, ev3 filed an amended answer and counterclaim alleging infringement of two additional U.S. patents owned by ev3. A trial has not yet been scheduled. On October 30, 2007, we reached an agreement in principle with ev3 to resolve this matter.  On March 27, 2008, the parties signed a definitive settlement agreement and the case has been formally dismissed.

On September 27, 2004, Target Therapeutics and we filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to Target Therapeutics. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against us relating to three U.S. patents owned by Micrus, and antitrust and state law violations. On January 10, 2005, we filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of our patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted. Subsequently, Micrus provided a covenant not to sue us with respect to one of the Micrus patents. On March 21, 2008, the Court rendered its claim construction ruling regarding the various patents at issue.  A trial date has not yet been set.

On April 4, 2005, Angiotech and we filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court’s decision. A hearing on the appeal was held on March 13, 2008, and a decision is expected by May 29, 2008.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, we answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. Oral arguments were heard on April 8, 2008 and a decision is expected in three to six months.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Medizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH.  The suit was filed in Mannheim, Germany.  We answered the complaint, denying the allegations and filed a nullity action against SciCo Tec relating to one of its German patents.  A hearing on the merits in the infringement action was held on February 12, 2008 and on April 1, 2008, the Court appointed a technical expert.

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, we filed an answer, denying the allegations of the complaint. Trial began on February 5, 2008. On February 11, 2008, the jury found that our TAXUS® Express and TAXUS® Liberte® stent products infringe Dr. Saffran’s patent and that the patent is valid.  No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. We believe the jury verdict is unsupported by both the evidence and the law.  We have filed post-trial motions before the District Court to reverse the jury verdict and, if unsuccessful, will appeal to the U.S. Court of Appeals for the Federal Circuit. On February 21, 2008, Dr. Saffran filed a new complaint alleging willful infringement of the continued sale of the TAXUS stent products. We will vigorously defend against its allegations.

On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS Express coronary stent system infringes a patent owned by them.  The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the Eastern District Court of Texas and seeks monetary and injunctive relief. We answered the original complaint denying the allegations.  On February 18, 2008, Wall Cardiovascular Technologies filed a request, which has been granted by the Court, to amend its complaint to add Medtronic, Inc. to the suit with respect to Medtronic’s drug-eluting stent system.

Other Proceedings

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. The Mississippi Public Employee Retirement System Group appealed the Court’s decision. On April 16, 2008, the First Circuit reversed the dismissal of only plaintiff’s TAXUS stent recall related claims and remanded the matter for further proceedings.

On January 19, 2006, George Larson, on behalf of himself and all others similarly situated, filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP (together the Plans) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. On January 26, 2006, February 8, 2006, February 14, 2006, February 23, 2006 and March 3, 2006, Robert Hochstadt, Jeff Klunke, Kirk Harvey, Michael Lowe and Douglas Fletcher, respectively, on behalf of themselves and others similarly situated, filed purported class action complaints in the same Court on behalf of the participants and beneficiaries in our Plans alleging similar misconduct and seeking similar relief as in the Larson lawsuit. On April 3, 2006, the Court issued an order consolidating the actions and appointing Jeffrey Klunke and Michael Lowe as interim lead plaintiffs. On August 23, 2006, plaintiffs filed a consolidated complaint that purports to bring a class action on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006, which was denied by the Court on August 27, 2007. On March 7, 2008, plaintiffs filed a motion for class certification. A trial has not yet been scheduled.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. At the time of the EVT plea, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has approximately 14 suits outstanding, and more suits may be filed. The complaints seek damages, including punitive damages. The complaints are in various stages of discovery, with the earliest trial date set for the summer of 2008. Additionally, Guidant has been notified of over 135 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud.  Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. A trial has not yet been scheduled in either case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment regarding Allianz’s duty to defend, finding that Allianz breached its duty to defend 41 ANCURE lawsuits.  On April 19, 2007, Allianz filed a notice of appeal of that ruling. The Indiana appeal was heard on March 25, 2008, and on April 17, 2008, the Court of Appeals reversed the partial summary judgment ruling finding instead that Allianz did not have a duty to defend.  Guidant may seek review from the Indiana Supreme Court. On July 11, 2007, the Illinois court entered a final partial summary judgment ruling in favor of Allianz. Guidant appealed the Court’s ruling on August 9, 2007. Both lawsuits are currently partially stayed in the trial courts pending the outcome of the respective appeals.

Shareholder derivative suits relating to the ANCURE System are currently pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints seek damages and other equitable relief. The state court derivative suits have been stayed in favor of the federal derivative action. On March 9, 2007, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice for lack of standing in one of the pending state derivative actions. The lead plaintiff in the federal derivative case filed an amended complaint in December 2005, adding allegations regarding defibrillator and pacemaker products and Guidant’s proposed merger with Johnson & Johnson. On March 17, 2006, the lead plaintiff filed a second amended complaint in the federal derivative case. On May 1, 2006, the defendants moved to dismiss the federal derivative case. On March 27, 2008, the District Court granted the motion to dismiss and entered judgment in favor of all defendants.

Approximately 75 product liability class action lawsuits and more than 2,200 individual lawsuits involving approximately 5,500 individual plaintiffs are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 250 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety.  On July 12, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering 8,550 patient claims, including all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all

Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement.

We are aware of twelve lawsuits pending internationally. Five of those suits are pending in Canada and are all putative class actions.  A hearing on whether the first of these putative class actions should be certified as a class was held in mid-January 2008 and on April 10, 2008, the Court certified a class of all persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims.  Guidant intends to appeal the Court’s class-certification decision.

On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005 in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On March 28, 2008, defendants opposed the motion. The motion remains pending.

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

On February 26, 2008, fifteen pharmaceutical and medical device manufacturers, including Boston Scientific, received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance regarding their plans to enhance the transparency of financial relationships with physicians and medical organizations. On March 7, 2008, we responded to the Senator.

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

In August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our abdominal aortic aneurysm (AAA) stent-graft program acquired from TriVascular, Inc. We have implemented a comprehensive plan of corrective actions regarding the conduct of our clinical trials and are finalizing commitments made to the FDA as part of our response. We terminated the TriVascular AAA development program in 2006 and do not believe the recent warning letter will have an impact on the timing of the resolution of our corporate warning letter.

NOTE N – SEGMENT REPORTING

In the first quarter of 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. We now have three reportable operating segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. We combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. Each of our reportable segments generates revenues from the sale of medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. We exclude from segment income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to acquisitions, divestitures, and restructuring activities, as well as amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income and are included in the reconciliation below.

We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year and do not include intersegment profits. We have restated the segment information for 2007 net sales and operating results based on our standard currency exchange rates used for 2008 in order to remove the impact of currency fluctuations. In addition, we have reclassified previously reported 2007 segment results to be consistent with the 2008 presentation. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended March 31,
(in millions)	2008	2007

Net sales

United States	$1,117	$1,169
EMEA	457	474
Inter-Continental	367	332
Net sales allocated to reportable segments	$1,941	$1,975

Sales generated from divested businesses	31	$136
Currency exchange	74	(25)
	$2,046	$2,086

Income before income taxes

United States	$280	$318
EMEA	217	261
Inter-Continental	202	166
Operating income allocated to reportable segments	$699	$745

Manufacturing operations	(101)	(154)
Corporate expenses and currency exchange	(68)	(137)
Acquisition-, divestiture-, and restructuring-related credits (charges)	193	(17)
Amortization expense	(143)	(155)
	580	282
Other expense	(118)	(123)
	$462	$159

NOTE O – NEW ACCOUNTING PRONOUNCEMENTS

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009 and are currently evaluating the impact that Statement No. 141(R) will have on our consolidated financial statements.

Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends Statement No. 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are required to adopt Statement No. 161 for our first quarter ending March 31, 2009.

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

Financial Summary

Our net sales for the first quarter of 2008 were $2.046 billion, as compared to $2.086 billion for the first quarter of 2007, a decrease of $40 million or two percent. The decrease was attributable primarily to the divestiture of certain of our businesses in the first quarter of 2008, which contributed additional net sales of approximately $100 million in the first quarter of 2007, as well as a $40 million decline in sales of our drug-eluting stent systems as a result of changes in market conditions. These decreases were partially offset by the favorable impact of currency exchange rates, which contributed $99 million to our year-over-year sales growth. Our reported net income for the first quarter of 2008 was $322 million, or $0.21 per diluted share, as compared to net income of $120 million, or $0.08 per diluted share, for the first quarter of 2007.

Our reported results for the first quarter of 2008 included acquisition-, divestiture-, and restructuring-related net credits (after-tax) of $74 million, or $0.05 per share, consisting of gains of $114 million associated with the divestiture of certain of our businesses; partially offset by $32 million of restructuring costs, primarily head count related; and charges of $8 million for purchased research and development. Our reported results for the first quarter of 2007 included acquisition-related charges (after-tax) of $20 million, or $0.01 per share, consisting primarily of integration costs related to our 2006 acquisition of Guidant Corporation.

Outlook

Coronary Stent Business

Coronary stent revenue represented approximately 24 percent of our consolidated net sales during the first quarter of 2008, as compared to 25 percent in the first quarter of 2007. We estimate that the worldwide coronary stent market will approximate $4.8 billion in 2008, as compared to approximately $5.0 billion in 2007, and estimate that drug-eluting stents will represent approximately 80 percent of the dollar value of worldwide coronary stent market sales in 2008, as they did in 2007. Market size is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed; the number of devices used per procedure; average drug-eluting stent selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). Uncertainty regarding the safety and efficacy of drug-eluting stents, as well as the specific increased perceived risk of late stent thrombosis1 following the use of drug-eluting stents, has contributed to a decline in the worldwide drug-eluting stent market size as compared to prior years. However, data addressing this risk and supporting the safety of drug-eluting stent systems appear to have had a stabilizing effect on the size of the drug-eluting stent market, as cardiologists regain confidence in this technology.

[1]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

The following are the components of our first quarter worldwide coronary stent system sales:

(in millions)	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$218	$210	$428	$293	$175	$468
Bare-metal	26	36	62	24	35	59

	$244	$246	$490	$317	$210	$527

During the first quarter of 2008, U.S. sales of our drug-eluting stent systems declined $75 million, or 26 percent, as compared to the first quarter of 2007, due to declines in market size and our share of the market. Decreases in drug-eluting stent penetration rates, as well as decreases in PCI procedural volume, contributed to an overall reduction in the U.S. drug-eluting stent market size. For the first quarter of 2008, drug-eluting stent penetration rates were an estimated 63 percent, as compared to approximately 69 percent for the first quarter of 2007. Penetration rates decreased throughout 2007, but appear to have stabilized with penetration rates between 62 and 63 percent for the last three consecutive quarters. We estimate that the number of PCI procedures performed in the U.S. in the first quarter of 2008 decreased five percent, as compared to the first quarter of 2007, but have slightly increased from levels experienced in the second half of 2007. In addition, until recently, our TAXUS® paclitaxel-eluting coronary stent system was one of only two drug-eluting stent products available in the U.S. market. In February, however, an additional competitor entered this market, putting increased pressure on our U.S. drug-eluting stent system sales and negatively impacting our market share. Despite the additional competition in this market, we remained the market leader throughout the first quarter of 2008. However, we expect that our share of the U.S. drug-eluting stent market, as well as unit prices, will continue to be impacted as additional competitors enter the U.S. drug-eluting stent market, including Abbott Laboratories’ anticipated launch of its XIENCE™ V everolimus-eluting coronary stent system in mid- 2008. Simultaneous with Abbott’s U.S. launch of XIENCE V, we plan to launch our PROMUS™ everolimus-eluting coronary stent system, a private-labeled XIENCE V stent system supplied to us by Abbott.

During the first quarter of 2008, our international drug-eluting stent system net sales increased $35 million, or 20 percent, as compared to the first quarter of 2007, due primarily to the May 2007 launch of our TAXUS® Express2™ drug-eluting coronary stent system in Japan, as well as the favorable impact of currency exchange rates. These increases were partially offset by a decline in the size of the drug-eluting stent market in our Europe/Middle East/Africa (EMEA) region, as compared to the same period in the prior year, as a result of decreases in drug-eluting stent penetration rates. Further, a decrease in our share of the drug-eluting stent market in this region, due to recent competitive launches, negatively impacted our year-over-year sales growth.

Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our position in and share of the drug-eluting stent market and may contribute to increased volatility in the market. In addition, the FDA has informed stent manufacturers of new requirements for clinical trial data for pre-market approval (PMA) applications and post-market surveillance studies for drug-eluting stent products, which could affect our new product launch schedules and increase the cost of product approval and compliance.

We believe that we can maintain our leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	the broad and consistent long-term results of our TAXUS® clinical trials, including up to five years of clinical follow up;

•	the performance benefits of our current and future technology;

•
the strength of our pipeline of drug-eluting stent products, including opportunities to expand indications for use through FDA review of existing and additional randomized trial data in extended use subsets;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force;

•	our sales, clinical, marketing and manufacturing capabilities; and

•	our two drug-eluting stent platform strategy, including our TAXUS® paclitaxel-eluting and PROMUS™ everolimus-eluting coronary stent systems.

However, a further decline in revenues from our drug-eluting stent systems could continue to have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•
the entry and timing of additional competitors into the market, including the recent approval of a competitive product in the U.S. and Abbott’s anticipated launch of the XIENCE™ V drug-eluting coronary stent system in mid-2008;

•	physician and patient confidence in our technology and attitudes toward drug-eluting stents, including expected abatement of prior concerns regarding the risk of late stent thrombosis;

•	drug-eluting stent penetration rates, the overall number of PCI procedures performed, average number of stents used per procedure, and average selling prices of drug-eluting stent systems;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcomes of intellectual property litigation;

•	our ability to launch next-generation products and technology features, including our TAXUS® Liberté® paclitaxel-eluting and PROMUS™ stent systems, in the U.S. market;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.

Cardiac Rhythm Management Products

Cardiac rhythm management (CRM) product revenue represented approximately 28 percent of our consolidated net sales for the first quarter of 2008, as compared to approximately 26 percent for the first quarter of 2007. We estimate that the worldwide CRM market will approximate $10.8 billion in 2008, as compared to approximately $10.1 billion in 2007, and estimate that U.S. implantable cardioverter defibrillator (ICD) system sales will represent approximately 40 percent of the worldwide CRM market in 2008, as they did in 2007.

The following are the components of our first quarter worldwide CRM sales:

(in millions)	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007
	U.S.	International	Total	U.S.	International	Total
ICD systems	$274	$137	$411	$273	$125	$398
Pacemaker systems	82	72	154	76	65	141

	$356	$209	$565	$349	$190	$539

Our U.S. sales of ICD systems for the first quarter of 2008 were consistent with the first quarter of 2007, with both the market size and our share of the market remaining relatively unchanged. Our international ICD system sales increased $12 million, or 10 percent, in the first quarter of 2008, as compared to the first quarter of 2007, due primarily to the favorable impact of currency exchange rates. We also experienced growth in pacemaker system sales in both the U.S. and international markets due primarily to an increase in market size. However, a field action initiated in 2007 by one of our competitors may have an adverse impact on the overall size of the CRM market. In addition, our net sales and market share in Japan were negatively impacted by a decision made in 2007 by our CRM distributor in that country to no longer distribute our CRM products. As a result, we are currently moving to a direct sales model in Japan and, until we fully implement this model, our net sales and market share in Japan may continue to be negatively impacted.

Worldwide CRM market growth rates over the past two years, including the U.S. ICD market, have been below those experienced in prior years, resulting primarily from previous industry field actions and from a lack of new indications for use. While we expect that growth rates in the worldwide CRM market will improve over time, there can be no assurance that these markets will return to their historical growth rates or that we will be able to increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	our ability to launch next-generation products and technology features in a timely manner;

•	our ability to increase the trust and confidence of the implanting physician community, the referring physician community and prospective patients in our technology;

•	future product field actions or new physician advisories by us or our competitors;

•	successful conclusion and positive outcomes of on-going clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches;

•	average selling prices and the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter issued to Guidant in December 2005 and all associated restrictions were removed. Following the resolution of the warning letter, we received numerous FDA approvals and have since launched several products using Guidant technology. We anticipate introducing ten new CRM products throughout 2008.

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

There can be no assurances regarding the length of time or cost it will take us to resolve our quality issues to our satisfaction and to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may need to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions. Our inability to resolve these quality issues in a timely manner may further delay product launch schedules, including the anticipated U.S. launch of our next-generation TAXUS® Liberté® drug-eluting stent system, which may weaken our competitive position in the market. We have received an approvable letter for our TAXUS Liberté stent system from the FDA, indicating that the agency may approve the device upon the resolution of the restrictions imposed by the corporate warning letter.

In addition, enhanced reporting requirements and modifications to our quality systems may result in incremental medical device and vigilance reporting, which could adversely impact physician perception of our products.

Strategic Initiatives

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of five non-strategic businesses; significant expense and head count reductions; and the monetization of the majority of our investment portfolio. Our goal is to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital and our people that are essential to our long-term success. We expect these initiatives to help provide better focus on our core businesses and priorities, which will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. Our plan is to reduce R&D and selling, general and administrative (SG&A) expenses by $475 million to $525 million against a $4.1 billion baseline, which represented our estimated annual R&D and SG&A expenses at the time we committed to these initiatives in 2007. This range represents the annualized run rate amount of reductions we expect to achieve as we exit 2008, as the implementation of these initiatives will take place throughout the year; however, we expect to realize the majority of these savings in 2008. In addition, we expect to reduce our R&D and SG&A expenses by an additional $25 million to $50 million in 2009.

Restructuring

In October 2007, our Board of Directors approved an expense and head count reduction plan, which we expect will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as a part of our initiatives to enhance short- and long-term shareholder value. We initiated activities under the plan in the fourth quarter of 2007 and expect to complete substantially all of these activities worldwide by the end of 2008.  As of March 31, 2008, we had completed more than half of the anticipated head count reductions. The plan also provides for the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model. We recorded $44 million of restructuring-related costs in the first quarter of 2008, and expect to record an additional $175 million to $200 million throughout the remainder of 2008 and into 2009. We are recording these costs primarily as restructuring charges, with a portion recorded through other lines within our unaudited condensed consolidated statements of operations.  Refer to Quarterly Results and Note G – Restructuring Activities to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on these costs.

Divestitures

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sale in 2008, as discussed below. We received net proceeds of approximately $1.3 billion from these divestitures and our former TriVascular entity (see below) and estimate future tax payments of approximately $350 million associated with these transactions. We eliminated an additional 2,000 positions in connection with these divestitures.

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program to entities affiliated with the principal former shareholders of Advanced Bionics Corporation for an aggregate payment of $150 million.  In connection with the sale, we recorded a loss of $367 million (pre-tax) in 2007, attributable primarily to the write-down of goodwill. In addition, we recorded a tax benefit of $6 million in the first quarter of 2008 in connection with the closing of the transaction. Also in January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses for net cash proceeds of approximately $705 million. In connection with the sale, we recorded a pre-tax loss of $193 million in 2007, attributable primarily to the write-down of goodwill. In addition, we recorded a tax expense of $56 million in the first quarter of 2008 in connection with the closing of the transaction. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses for net cash proceeds of approximately $415 million.  We recorded a pre-tax gain of $234 million ($129 million after-tax) during the first quarter of 2008 associated with this transaction.

In addition to these business divestitures, in March 2008, we sold our Endovascular Aortic Repair (EVAR) program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($35 million after-tax) in the first quarter of 2008.

Monetization of Investments

During the second quarter of 2007, we announced our intent to monetize the majority of our investment portfolio in order to eliminate investments determined to be non-strategic. We have since monetized several of our investments in, and notes receivable from, certain publicly traded and privately held entities, and intend to monetize the rest of our non-strategic portfolio investments over the next few quarters. We received gross proceeds of $37 million in the first quarter of 2008 from the sale of investments and collections of notes receivable. During the first quarter of 2008, we recognized a net pre-tax loss of $6 million associated with our investment portfolio. We believe that the fair value of our individual investments and notes receivable equals or exceeds their carrying values as of March 31, 2008; however, we could recognize losses as we monetize these investments depending on the market conditions for these investments at the time of sale and the net proceeds we ultimately receive. Refer to our Other, net discussion and Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on our investment portfolio and activity.

Quarterly Results

Net Sales

In the first quarter of 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. We now have three reportable operating segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. We

combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. The following table provides our first quarter net sales by region and the relative change on an as reported and constant currency basis. We have reclassified previously reported 2007 results to be consistent with the 2008 presentation.

			Change
	Three Months Ended March 31,		As Reported Currency	Constant Currency
(in millions)	2008	2007	Basis	Basis

United States	$1,117	$1,169	(4%)	(4%)

EMEA	507	469	8%	(4%)
Inter-Continental	390	313	25%	11%
International	897	782	15%	2%

Divested Businesses	32	135	N/A	N/A

Worldwide	$2,046	$2,086	(2%)	(7%)

The following table provides our first quarter worldwide net sales by division and the relative change on an as reported and constant currency basis. In addition to the sale of certain of our businesses in the first quarter of 2008, we began integrating our Electrophysiology business with our CRM business in order to better serve the needs of electrophysiologists by creating a more efficient organization. Further, we integrated our remaining Oncology franchises into other business units. We have reclassified previously reported 2007 results to be consistent with the 2008 presentation.

			Change
	Three Months Ended March 31,		As Reported Currency	Constant Currency
(in millions)	2008	2007	Basis	Basis

Interventional Cardiology	$756	$777	(3%)	(8%)
Peripheral Interventions	155	146	6%	0%
Cardiovascular	911	923	(1%)	(6%)

Neurovascular	92	90	2%	(6%)
Peripheral Embolization	22	22	3%	(4%)
Neurovascular	114	112	2%	(6%)

Cardiac Rhythm Management	565	539	5%	0%
Electrophysiology	38	36	5%	2%
Cardiac Rhythm Management	603	575	5%	0%

Endoscopy	229	206	11%	5%
Urology	100	95	5%	2%
Endosurgery	329	301	9%	4%

Neuromodulation	57	40	40%	40%

Divested Businesses	32	135	N/A	N/A

Worldwide	$2,046	$2,086	(2%)	(7%)

We manage our international operating regions and divisions on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. To calculate revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant currency exchange rates. The regional constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note N – Segment Reporting to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

U.S. Net Sales

During the first quarter of 2008, our U.S. net sales decreased by $52 million, or four percent, as compared to the first quarter of 2007. The decrease related primarily to the decline in U.S. net sales of our drug-eluting coronary stent systems by $75 million for the first quarter of 2008, as compared to the same period in the prior year, principally as a result of decreases in the size of the U.S. drug-eluting stent market and our share of the market. See the Outlook section for a more detailed discussion of the drug-eluting stent market and our position within that market. This decrease was partially offset by sales growth of $15 million from our Neuromodulation division, driven by an increase in the size of the market for our Precision® Spinal Cord Stimulation system, as well as a $7 million increase in sales of our CRM products, primarily as a result of an increase in pacemaker system sales.

International Net Sales

During the first quarter of 2008, our international net sales increased by $115 million, or 15 percent, as compared to the first quarter of 2007. The increase was attributable largely to the favorable impact of currency exchange rates, which contributed $99 million to our year-over-year sales growth. In addition, our net sales in our Inter-Continental region increased, primarily as a result of the May 2007 launch of our TAXUS® Express™ coronary stent system in Japan. This increase was partially offset by declines in sales of our drug-eluting stent systems in our EMEA region. See the Outlook section for a more detailed discussion of the international drug-eluting stent market and our position within that market.

Gross Profit

For the first quarter of 2008, our gross profit was $1.466 billion, as compared to $1.518 billion for the same period in the prior year. As a percentage of net sales, our gross profit decreased to 71.7 percent, as compared to 72.8 percent for the first quarter of 2007. The following is a reconciliation of our gross profit and a description of the drivers of the change from period to period:

Gross profit - three months ended March 31, 2007	72.8%
Shifts in product sales mix	(1.2	) %
Reduced Project Horizon spending	1.0%
Currency exchange and hedging	(0.5	) %
All other	(0.4	) %
Gross profit - three months ended March 31, 2008	71.7%

The primary factor contributing to a shift in product sales mix toward lower margin products was a decrease in sales of our higher margin TAXUS® drug-eluting stent system during the first quarter of 2008. In addition, our gross profit percentage was negatively impacted by the settlement of foreign currency hedge contracts on anticipated intercompany and third party transactions as a result of the weakened U.S. dollar. These declines in our gross profit rate were partially offset by the inclusion in the first quarter of 2007 of $21 million of spending associated with Project Horizon, our corporate-wide initiative to improve and harmonize our overall quality processes and systems, which ended as a formal program as of December 31, 2007.

Operating Expenses

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of five non-strategic businesses; significant expense and head count reductions; and the monetization of the majority of our investment portfolio. Refer to the Outlook section for more on our cost improvement initiatives, including the anticipated cost reductions and expenses associated with these initiatives.

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2008		2007
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	661	32.3	735	35.2
Research and development expenses	244	11.9	289	13.9
Royalty expense	46	2.2	52	2.5
Amortization expense	143	7.0	155	7.4

Selling, General and Administrative (SG&A) Expenses

During the first quarter of 2008, our SG&A expenses decreased $74 million, or ten percent, as compared to the first quarter of 2007. As a percentage of net sales, our SG&A expenses decreased to 32.3 percent of net sales, as compared to 35.2 percent for the same period in the prior year. The decrease in our SG&A expenses was due primarily to $72 million of reduced expenses attributable to lower head count associated with our business divestitures and our expense and head count reduction plan.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. Our R&D spending for the first quarter of 2008 decreased $45 million or 16 percent, as compared to the first quarter of 2007. As a percentage of our net sales, R&D expenses decreased to 11.9 percent for the first quarter of 2008, as compared to 13.9 percent for the same period in the prior year. This decrease related primarily to $37 million of reduced R&D expenses attributable to lower head count associated with our business divestitures and our expense and head count reduction plan, including the selective elimination of R&D projects that had a lower likelihood of success.

Royalty Expense

For the first quarter of 2008, our royalty expense decreased by $6 million, or 12 percent, as compared to the first quarter of 2007, due primarily to lower sales of our TAXUS stent system. Royalty expense attributable to sales of our TAXUS® stent system decreased $5 million, as compared to the same period in the prior year. As a percentage of our net sales, royalty expense decreased slightly to 2.2 percent for the first quarter of 2008 from 2.5 percent for the same period in the prior year.

Amortization Expense

Amortization expense for the first quarter of 2008 decreased $12 million, or eight percent, as compared to the first quarter of 2007, due to the disposal of $552 million of amortizable intangible assets in connection with our first quarter 2008 business divestitures. As a percentage of our net sales, amortization expense decreased slightly to 7.0 percent for the first quarter of 2008, as compared to 7.4 percent for the same period in the prior year.

Purchased Research and Development

Our policy is to record certain costs associated with strategic alliances as purchased research and development. In accordance with this policy, we recorded $13 million of purchased research and development in the first quarter of 2008 associated with entering a licensing and development arrangement with Surgi-Vision, Inc. for magnetic resonance imaging (MRI)-safe technology, which Surgi-Vision is developing. During the first quarter of 2007, we recorded $5 million of purchased research and development associated with payments made for certain early-stage CRM technologies.

Restructuring Charges

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  As of March 31, 2008, we had completed more than half of the anticipated head count reductions.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be complete substantially all of these activities worldwide by the end of 2008.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million.  We expect the plan to result in cash payments of approximately $375 million to $400 million.  The following table provides a summary of our estimates of total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Termination benefits	$250 million to $260 million
Retention incentives	$60 million to $65 million
Asset write-offs and accelerated depreciation	$50 million to $55 million
Other *	$65 million to $70 million

*	Other costs consist primarily of consultant fees and costs to transfer product linesfrom one facility to another.

In the first quarter of 2008, we recorded $29 million of restructuring charges.  In addition, we recorded $15 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Cost of goods sold		$3	$1		$4
Selling, general and administrative expenses		6	3		9
Research and development expenses		2			2
Restructuring charges	$20			$9	29
	$20	$11	$4	$9	$44

The termination benefits recorded during the first quarter of 2008 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the remaining termination benefits in 2008 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain payment.  The other restructuring costs are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Statement No. 146.

We have incurred cumulative restructuring costs of $249 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$178
Retention incentives	16
Intangible asset write-offs	21
Fixed asset write-offs	8
Accelerated depreciation	7
Other	19
$249

In the first quarter of 2008, we made cash payments of approximately $83 million associated with our restructuring initiatives, which related to termination benefits paid and other restructuring charges.  We have made cumulative cash payments of $125 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to make the remaining cash payments throughout the remainder of 2008 and into 2009 using cash generated from operations.

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

Gain on Divestitures

During the first quarter of 2008, we recorded a $250 million pre-tax gain in connection with the sale of our Fluid Management and Venous Access businesses and our former TriVascular entity. Refer to the Strategic Initiatives section and Note E – Divestitures to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on these transactions.

Interest Expense

Interest expense for the first quarter of 2008 was $131 million, as compared to $141 million for the first quarter of 2007, a decrease of $10 million, or seven percent. This decrease related primarily to a decrease in our average debt levels due to debt prepayments of $750 million in the third quarter of 2007 and $625 million in the first quarter of 2008.

Other, net

Our other, net reflected income of $13 million for the first quarter of 2008, as compared to $18 million for the first quarter of 2007. Other, net included interest income of $17 million for the first quarter of 2008 and $22 million for the first quarter of 2007. In addition, other, net included expense of $6 million for the first quarter of 2008 associated with net losses attributable to our investment portfolio. Refer to Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information regarding our investments activity. Further, our other, net for the first quarter of 2007 included expense of $8 million representing a decrease in fair value of the sharing of proceeds feature of the Abbott Laboratories stock purchase discussed in further detail in our 2007 Annual Report on Form 10-K.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,				Percentage Point Increase
	2008		2007		(Decrease)
Reported tax rate	30.3%		24.5%		5.8%
Impact of certain charges*	(6.7	) %	(3.5	) %	(3.2	) %

*	These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the first quarter of 2008, as compared to the same period in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2008, these charges included restructuring costs, divestitures that occurred in the quarter, and discrete items associated with the resolution of various tax matters.  In 2007, these charges included changes to the reserves for uncertain tax positions relating to items originating in prior periods, purchased research and development and charges related to the Guidant acquisition.  In addition, our effective tax rate for the first quarter of 2008 increased by approximately three percentage points as compared to the same period in the prior year due primarily to the expiration of the U.S. Research and Development (R&D) tax credit at December 31, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first quarter of 2008, we resolved certain matters previously under consideration at IRS Appeals, related primarily to Guidant’s acquisition of Intermedics, Inc., and received several favorable foreign court decisions and a favorable state audit settlement.  As a result of the resolution of these matters, we decreased our reserve for uncertain tax positions, net of payments, by $49 million, inclusive of $24 million of interest and penalties, during the first quarter of 2008.

Critical Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. As of January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 116,. Refer to Note B – Fair Value Measurements to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of these standards.

There were no other material changes in the quarter ended March 31, 2008 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

The following provides a summary of key performance indicators that we use to assess our liquidity and operating performance.

Net Debt2

	March 31,	December 31,
(in millions)	2008	2007
Short-term debt	$257	$256
Long-term debt	7,311	7,933
Total debt	7,568	8,189
Less: cash and cash equivalents	1,739	1,452
Net debt	$5,829	$6,737

[2]
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

EBITDA3

	Three Months Ended March 31,
(in millions)	2008	2007
Net income	$322	$120
Interest income	(17)	(22)
Interest expense	131	141
Income tax expense	140	39
Depreciation and amortization	223	224
EBITDA	$799	$502

Cash Flow

	Three Months Ended March 31,
(in millions)	2008	2007
Cash provided by (used for) operating activities	$266	$(59)
Cash provided by (used for) investing activities	620	(300)
Cash (used for) provided by financing activities	(599)	31

Operating Activities

Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. The increase in our operating cash flow for the first quarter of 2008, as compared to the first quarter of 2007, is attributable primarily to a tax payment of approximately $400 million paid in the first quarter of 2007, related principally to Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott. This increase was partially offset by cash payments of $83 million in the first quarter of 2008 associated with our restructuring initiatives.

Investing Activities

The increase in cash provided by investing activities for the first quarter of 2008, as compared to the first quarter of 2007, is attributable primarily to proceeds of approximately $1.3 billion related to the divestment of certain of our businesses in the first quarter of 2008. These cash inflows were partially offset by acquisition-related payments of $654 million, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics in connection with our 2007 amended merger agreement, which we accrued at December 31, 2007. Our investing activities during the first quarter of 2007 included $200 million of contingent

[3]
Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers adjusted EBITDA as a component of the financial covenants included in our credit agreements. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP. Our EBITDA included acquisition-, divestiture- and restructuring-related net credits (pre-tax) of $193 million for the first quarter of 2008 and charges (pre-tax) of $25 million for the first quarter of 2007. See Financial Summary for a description of these charges/credits.

payments related to Advanced Bionics. See Note F - Acquisitions to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our other acquisitions.

We made capital expenditures of $57 million in the first quarter of 2008, as compared to $96 million during the first quarter of 2007. The decrease was primarily a result of Company-wide efforts to reduce spending as part of our expense and head count reduction plan. We expect to incur capital expenditures of $450 million for the full year 2008, including capital expenditures to further upgrade our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform, and to support continuous growth in our business units.

In addition, we received cash proceeds of $37 million during the first quarter of 2008 and $14 million during the first quarter of 2007 from sales of equity investments in and collections of notes receivable from certain of our non-strategic portfolio companies.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.

Debt

We had total debt of $7.568 billion at March 31, 2008 at an average interest rate of 6.02 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. The carrying amount of our debt at March 31, 2008 reflects a discount of $32 million associated with our $900 million loan from Abbott Laboratories, as well as $17 million of unamortized losses related to interest rate swaps used to hedge the fair value of certain of our senior notes.

During the first quarter of 2008, we prepaid $625 million of our term loan. These prepayments satisfied the remaining $300 million of our term loan due in 2009 and $325 million of our term loan due in 2010. As of March 31, 2008, the revised debt maturity schedule for the term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan			$1,375	$2,000			$3,375
Abbott Laboratories loan				900			900
Senior notes				850		$2,200	3,050
Credit and security facility	$250						250
	$250	$	$1,375	$3,750	$	$2,200	$7,575

Note:
The table above does not include capital leases, discounts associated with our Abbott loan and senior notes, and non-cash gains related to interest rate swaps used to hedge the fair value of certain of our senior notes.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the amended agreement, of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009. The agreement also requires that we maintain a ratio of EBITDA, as defined by the amended agreement, to interest expense of greater than or equal to 3.0 to 1.0. As of March 31, 2008, we were in compliance with the required covenants. Exiting the quarter, our ratio of total debt to EBITDA was 2.9 to 1.0 and our ratio of EBITDA to interest expense was 4.6 to 1.0. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

Equity

During the first quarter of 2008, we received $26 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $31 million for the same period in the prior year. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the exercise and stock purchase patterns of employees.

Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note F – Acquisitions to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions.

There have been no material changes to our contractual obligations and commitments as reported in our 2007 Annual Report on Form 10-K.

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

In the normal course of business, product liability and securities claims are asserted against us. Product liability and securities claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to general and product liability claims, and maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, and other litigation in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

We record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  Refer to Note M - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of  this Quarterly Report for material developments with regard to any matters of litigation disclosed in our 2007 Annual Report on Form 10-K or instituted since December 31, 2007.

Recent Accounting Pronouncements

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009 and are currently evaluating the impact that Statement No. 141(R) will have on our consolidated financial statements.

Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  We are required to adopt Statement No. 161 for our first quarter ending March 31, 2009.

Cautionary Statement Regarding Forward Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance, our growth strategy, timing of regulatory approvals and our regulatory and quality compliance, expected research and development efforts, product development and new product launches, our market position and competitive changes in the marketplace for our products, the effect of new accounting pronouncements, the outcome of matters before taxing authorities, intellectual property and litigation matters, our  capital needs and expenditures, the effectiveness of our expense reduction initiatives, our ability to meet the financial covenants required by our credit facilities or to renegotiate the terms of our credit facilities or obtain waivers for compliance with those covenants, and potential acquisitions and divestitures. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

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

•
Our ability to leverage our position as an early entrant in the U.S. drug-eluting stent market, to anticipate competitor products as they enter the market and to respond to the challenges presented as additional competitors enter the U.S. drug-eluting stent market in 2008;

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

CRM Products

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

•
The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings and our ability to effectively respond to inquiries resulting from increased governmental and regulatory scrutiny on the medical device industry;

•	The on-going, inherent risk of potential physician advisories or field actions related to medical devices;

•	Costs associated with our on-going compliance and quality activities; and

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide.

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

Liquidity

•
Our ability to implement, fund, and achieve sustainable cost improvement measures, including our expense and head count reduction initiatives and restructuring program, intended to better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives;

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

•	Our ability to recover substantially all of our deferred tax assets;

•	Our ability to access the public and private capital markets and to issue debt or equity securities on terms reasonably acceptable to us; and

•	Our ability to regain investment-grade credit ratings and to remain in compliance with our financial covenants.

Other

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will continue to face;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we continue to execute our expense and head count reduction initiatives; and

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and executing strategic initiatives, including expense and head count reductions and our restructuring program, in order to streamline our operations and reduce our debt obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.671 billion at March 31, 2008 and $4.135 billion at December 31, 2007. We recorded $12 million of other assets and $233 million of other liabilities to recognize the fair value of these derivative instruments at March 31, 2008 as compared to $19 million of other assets and $118 million of other liabilities recorded at December 31, 2007. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $320 million at March 31, 2008 and $293 million at December 31, 2007. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $392 million at March 31, 2008 and $355 million at December 31, 2007. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $3.250 billion at March 31, 2008 and $1.50 billion at December 31, 2007. The notional amount increase is due to new hedge contracts of $2.0 billion entered into during the first quarter of 2008, partially offset by a scheduled quarterly hedge reduction of $250 million on our existing contracts. A one percentage-point increase in interest rates would increase the derivative instruments’ fair value by $32 million at March 31, 2008 and $9 million at December 31, 2007. A one percentage-point decrease in interest rates would decrease the derivative instruments’ fair value by $32 million at March 31, 2008 and $9 million at December 31, 2007. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. As of March 31, 2007, $5.186 billion of our outstanding debt obligations was at fixed interest rates, representing 69 percent of our total debt or 89 percent of our net debt balance.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President - Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS

Note M - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.    RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2007 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

New competitors are entering the drug-eluting stent market, which has impacted our market share and may negatively affect our revenues.

Until recently, our TAXUS® paclitaxel-eluting coronary stent system was one of only two drug-eluting stent products available in the U.S. market.  Additional competitors are entering the U.S. drug-eluting stent market, including the introduction of the Endeavor® Zotarolimus-Eluting Coronary Stent by Medtronic, Inc. on February 1, 2008 and the anticipated launch of Abbott Laboratories’ XIENCE™ V drug-eluting stent system in the middle of 2008, which will put increased pressure on our U.S. drug-eluting stent system sales and negatively impact our market share.  We expect that our share of the U.S. drug-eluting stent market, as well as unit prices, will continue to be impacted as additional competitors enter the market.

Our industry is experiencing greater scrutiny by governmental authorities, which has led to certain costs and business diversions as we respond to inquiries and may led to greater governmental regulation in the future.

The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities have been increasing their scrutiny of our industry.  Recently, we have received inquiries from Congress and other government agencies regarding the conduct of clinical trials, conflicts of interests and financial arrangements with health care providers and consultants, and product promotional practices.  We are cooperating with the requests, which cooperation involves document production costs, human resources costs and diversion of management and employee focus.  We anticipate that the government will continue to scrutinize our industry closely and we may be subject to more rigorous regulation by governmental authorities in the future.

ITEM 6.       EXHIBITS

10.1	Boston Scientific Corporation 2003 Long-Term Incentive Plan (as Amended and Restated Effective June 1, 2008)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2008.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive Vice President - Finance and Information Systems