Form 10-Q
period 2008-06-30
BOSTON SCIENTIFIC CORP
filed 2008-08-08
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Shares outstanding as of July 31, 2008 1,500,640,038

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1.    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2008	2007	2008	2007

Net sales	$2,024	$2,071	$4,071	$4,157
Cost of products sold	604	563	1,185	1,131

Gross profit	1,420	1,508	2,886	3,026

Selling, general and administrative expenses	655	752	1,315	1,487
Research and development expenses	253	275	497	564
Royalty expense	48	51	94	103
Amortization expense	135	158	279	312
Purchased research and development	16	(8)	29	(3)
Restructuring charges	10		39
Gain on divestitures			(250)
Total operating expenses	1,117	1,228	2,003	2,463
Operating income	303	280	883	563

Other income (expense):
Interest expense	(118)	(146)	(249)	(287)
Other, net	(85)	(8)	(72)	10

Income before income taxes	100	126	562	286
Income tax expense	2	11	142	51
Net income	$98	$115	$420	$235

Net income per common share — basic	$0.07	$0.08	$0.28	$0.16
Net income per common share — assuming dilution	$0.07	$0.08	$0.28	$0.16

Weighted-average shares outstanding
Basic	1,497.6	1,485.4	1,495.8	1,483.4
Assuming dilution	1,505.2	1,499.9	1,502.6	1,498.9

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions, except share data)	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,616	$1,452
Trade accounts receivable, net	1,416	1,502
Inventories	812	725
Deferred income taxes	931	679
Assets held for sale		1,099
Prepaid expenses and other current assets	393	464
Total current assets	5,168	5,921

Property, plant and equipment, net	1,738	1,735
Investments	122	317
Other assets	113	157
Goodwill and other intangible assets, net	22,760	23,067
	$29,901	$31,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current debt obligations	$271	$256
Accounts payable	222	139
Accrued expenses	2,199	2,541
Taxes payable	167	122
Liabilities associated with assets held for sale		39
Other current liabilities	176	153
Total current liabilities	3,035	3,250

Long-term debt	7,014	7,933
Deferred income taxes	2,252	2,284
Other long-term liabilities	1,965	2,633

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares and issued 1,498,772,530 shares at June 30, 2008 and 1,491,234,911 shares at December 31, 2007	15	15
Additional paid-in capital	15,892	15,766
Accumulated deficit	(275)	(693)
Other stockholders’ equity	3	9
Total stockholders’ equity	15,635	15,097
	$29,901	$31,197

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(in millions)	2008		2007
Cash provided by operating activities		$524	$152

Investing activities:
Net purchases of property, plant and equipment		(136)	(186)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable		47	49
Payments for acquisitions of businesses, net of cash acquired		(21)	(11)
Payments relating to prior period acquisitions		(669)	(213)
Net proceeds from business divestitures		1,288
Payments for investments in companies and acquisitions of certain technologies		(11)	(41)

Cash provided by (used for) investing activities		498	(402)

Financing activities:
Net payments on notes payable, capital leases and long-term borrowings		(912)	(4)
Proceeds from issuances of shares of common stock		48	91
Excess tax benefit from option exercises		4	7

Cash (used for) provided by financing activities		(860)	94

Effect of foreign exchange rates on cash		2	2

Net increase (decrease) in cash and cash equivalents		164	(154)
Cash and cash equivalents at beginning of period		1,452	1,668
Cash and cash equivalents at end of period		$1,616	$1,514

Supplemental Information:

Stock and stock equivalents issued for acquisitions	$		$90

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Our money market funds and U.S. Treasury securities, as well as available-for-sale investments carried at fair value are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. However, as of June 30, 2008, certain of our available-for-sale investments have been marked to fair value based on agreements to sell those investments to a third party, which are subject to closing and other conditions. We have classified these investments within Level 3 of the fair value hierarchy. See below and Note D – Investments and Notes Receivable for further discussion.

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

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2008:

(in millions)	Quoted Market Prices for Identical Assets (Level 1)		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)		Total
Assets
Money market funds and U.S. Treasury securities		$542				$542
Available-for-sale investments		13			$17	30
Currency exchange contracts			$47			47
		$555	$47		$17	$619

Liabilities
Currency exchange contracts			$157			$157
Interest rate swap contracts			2			2
	$		$159	$		$159

For assets measured at fair value using significant unobservable inputs (Level 3), the following table summarizes the change in balances during the six months ended June 30, 2008 (in millions):

Balance at January 1, 2008	$30
Net transfers (out) in of Level 3	31
Net (sales) purchases	(27)
Realized losses related to investment impairments	(1)
Change in unrealized gains/losses related to market prices	(16)
Change in unrealized gains/losses related to liquidity discounts
Balance at June 30, 2008	$17

Unrealized gains/losses are included in other comprehensive income in our accompanying unaudited condensed consolidated balance sheets.

Fair Value Measured on a Non-Recurring Basis

During the first half of 2008, we recorded impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary.  These impairment charges relate primarily to our investments in, and notes receivable from, certain entities that we agreed to sell during the second quarter of 2008.  See Note D – Investments and Notes Receivable for further discussion. These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held entities without quoted market prices.  To determine the fair value of those investments, we used all available financial information related to the entities, including information based on recent third-party equity investments in these entities and information from our agreements to sell certain of these investments.  The following table summarizes changes to the carrying amount of these investments during the six months ended June 30, 2008 (in millions).

Balance at January 1, 2008	$24
Net transfers in (out) of Level 3	167
Other-than-temporary impairments	(112)
Balance at June 30, 2008	$79

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. We adopted Statement No. 159 as of January 1, 2008 and did not elect the fair value option for our eligible financial assets and financial liabilities.

NOTE C – SUPPLEMENTAL BALANCE SHEET INFORMATION

The following are the components of various balance sheet items at June 30, 2008 and December 31, 2007.

Inventories

	June 30,	December 31,
(in millions)	2008	2007

Finished goods	$530	$454
Work-in-process	144	132
Raw materials	138	139
	$812	$725

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2008	2007

Property, plant and equipment	$3,091	$2,925
Less: accumulated depreciation	1,353	1,190
	$1,738	$1,735

Goodwill and other intangible assets, net

	June 30,	December 31,
(in millions)	2008	2007

Goodwill	$15,067	$15,103
Technology - core	6,930	6,923
Other intangible assets	2,465	2,481
	24,462	24,507
Less: accumulated amortization	1,702	1,440
	$22,760	$23,067

Changes in our product warranty obligations during the six months ended June 30, 2008 consisted of the following (in millions):

Balance at December 31, 2007	$66
Warranty claims provision	30
Settlements made	(32)
Balance at June 30, 2008	$64

NOTE D – INVESTMENTS AND NOTES RECEIVABLE

During 2007, in connection with our strategic initiatives described in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, we announced our intent to sell the majority of our investment portfolio in order to monetize those investments determined to be non-strategic. In June 2008, we signed definitive agreements to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with these agreements, and the sale of certain other non-strategic investments during the quarter, we recognized pre-tax losses of $96 million ($64 million after-tax) in the second quarter of 2008. We expect to recognize partially offsetting gains upon the closing of these transactions in the second half of 2008. In addition, we recorded net losses of $2 million during the second quarter of 2008 related primarily to investments accounted for under the equity method of accounting.

During the first half of 2008, we recognized net pre-tax losses of $104 million related to our investment portfolio, as compared to $20 million for the first half of 2007.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $7.285 billion at June 30, 2008 at an average interest rate of 5.90 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. During the first half of 2008, we prepaid $925 million of our term loan. These prepayments satisfied the remaining $300 million of our term loan due in 2009 and $625 million of our term loan due in 2010. As of June 30, 2008, the revised debt maturity schedule for our term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan			$1,075	$2,000			$3,075
Abbott Laboratories loan				900			900
Senior notes				850		$2,200	3,050
Credit and security facility	$250						250
	$250	$	$1,075	$3,750	$	$2,200	$7,275

Note:
The table above does not include capital leases, discounts associated with our Abbott loan and senior notes, or non-cash gains related to interest rate swaps used to hedge the fair value of certain of our senior notes.

In July 2008, following the receipt of a $250 million milestone payment from Abbott Laboratories, we repaid the $250 million of borrowings under our credit and security facility. Additionally, we extended the maturity of this facility to August 2009.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009.  The agreement also requires that we maintain a ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters of greater than or equal to 3.0 to 1.0. As of June 30, 2008, we were in compliance with the required covenants. Exiting the quarter, our ratio of total debt to EBITDA was approximately 2.8 to 1.0 and our ratio of EBITDA to interest expense was 4.9 to 1.0. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

Interest Rate Hedges

We use interest rate derivative instruments to manage our exposure to interest rate movements on portions of our debt and to reduce borrowing costs by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt. We designate these derivative instruments either as fair value or cash flow hedges under Statement No. 133. We record changes in the fair value of fair value hedges in other income (expense), which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest expense includes interest payments made or received under interest rate derivative instruments. We record the effective portion of any change in the fair value of cash flow hedges as other comprehensive income, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings.

During the first quarter of 2008, we entered floating-to-fixed interest rate swaps indexed to three-month LIBOR to hedge variability in interest payments on $2.0 billion of our LIBOR-indexed floating-rate term loan. These interest rate swap agreements mature in December 2009.  We designated these interest rate swaps as cash flow hedges under Statement No. 133 and record fluctuations in the fair value of these derivative instruments as unrealized gains or losses in other comprehensive income, net of tax, and reclassify the gains or losses to interest expense during the hedged interest payment period.

NOTE F – ACQUISITIONS

Purchased Research and Development

In May 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million. CryoCor is developing products using cryogenic technology for use in treating atrial fibrillation. In connection with the acquisition, we recorded pre-tax purchased research and development charges of $16 million. The acquisition was intended to allow us to further pursue therapeutic solutions for atrial fibrillation in order to advance our existing Cardiac Rhythm Management (CRM) and Electrophysiology product lines.

Our policy is to record certain costs associated with strategic alliances as purchased research and development. In accordance with this policy, we recorded $13 million of purchased research and development in the first quarter of 2008 associated with entering a licensing and development arrangement for magnetic resonance imaging (MRI)-safe technology.

Acquisition-related Payments

During the first half of 2008, we made acquisition-related payments of $669 million, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics Corporation in connection with our 2007 amendment to the original merger agreement, which was accrued at December 31, 2007. At June 30, 2008, we have accrued $480 million ($465 million as of December 31, 2007), representing the present value of a $500 million final fixed payment to be made related to Advanced Bionics in March 2009. In addition to this obligation, certain of our acquisitions involve the payment of contingent consideration, which is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. Consequently, we cannot currently determine the total required payments; however, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. The estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with these acquisitions, some of which may be payable in common stock, is approximately $1.1 billion. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2008 through 2022. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $3.4 billion.

NOTE G – RESTRUCTURING-RELATED ACTIVITIES

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which we anticipate will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development (R&D) projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete worldwide by the end of 2008.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $400 million to $425 million. We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.  We expect the plan to result in cash payments of approximately $350 million to $375 million.  The following table provides a summary of our estimates of total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Termination benefits	$215 million to $225 million
Retention incentives	$70 million to $75 million
Asset write-offs and accelerated depreciation	$45 million to $50 million
Other *	$70 million to $75 million

 * Other costs consist primarily of consultant fees and costs to transfer product lines from one facility to another.

In the second quarter of 2008, we recorded $10 million of restructuring charges.  In addition, we recorded $11 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Cost of products sold		$2	$1		$3
Selling, general and administrative expenses		6			6
Research and development expenses		2			2
Restructuring charges				$10	10
	$	$10	$1	$10	$21

In the first half of 2008, we recorded $39 million of restructuring charges.  In addition, we recorded $26 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Cost of products sold		$5	$2		$7
Selling, general and administrative expenses		12	3		15
Research and development expenses		4			4
Restructuring charges	$20			$19	39
	$20	$21	$5	$19	$65

The termination benefits recorded during the first half of 2008 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the remaining termination benefits in 2008 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  The other restructuring costs are being recognized and measured at their fair value in the period in which the liability is incurred, in accordance with Statement No. 146.

We have incurred cumulative restructuring-related costs of $270 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$178
Retention incentives	26
Intangible asset write-offs	21
Fixed asset write-offs	8
Accelerated depreciation	8
Other	29
$270

Charges associated with restructuring activities are excluded from the determination of segment income, as they do not reflect expected on-going future operating expenses and are not considered by management when assessing operating performance.

In the second quarter of 2008, we made cash payments of approximately $41 million associated with our restructuring initiatives, which related to termination benefits paid and other restructuring charges.  We have made cumulative cash payments of $167 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to make the remaining cash payments during the remainder of 2008 and 2009 using cash generated from operations.

The following is a rollforward of the liability associated with our restructuring initiatives since the inception of the plan in the fourth quarter of 2007, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets.

(in millions)	Termination Benefits	Other	Total
Charges	$158	$10	$168
Cash payments	(23)	(8)	(31)
Balance at December 31, 2007	135	2	137
Charges	20	19	39
Cash payments	(102)	(19)	(121)
Balance at June 30, 2008	$53	$2	$55

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $63 million associated with retention incentives, and asset write-offs and accelerated depreciation; and have made cumulative cash payments of $15 million associated with retention incentives.

NOTE H – DIVESTITURES

During the first quarter of 2008, in connection with our strategic initiatives, we completed the sale of our Auditory, Cardiac Surgery, Vascular Surgery, Fluid Management and Venous Access businesses, as well as our TriVascular Endovascular Aortic Repair (EVAR) program. Each transaction is discussed below in further detail.

Auditory

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash. To adjust the carrying value of the disposal group to its fair value, less costs to sell, we recorded a loss of approximately $367 million (pre-tax) in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax benefit of $6 million in the first quarter of 2008 in connection with the closing of the transaction. Under the terms of the agreement, we retained a twelve percent interest in the limited liability companies formed for purposes of operating the Auditory business and drug pump development program. In accordance with Emerging Issues Task Force (EITF) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we are accounting for these investments under the equity method of accounting.

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

TriVascular EVAR Program

In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($35 million after-tax) in the first quarter of 2008.

NOTE I – COMPREHENSIVE INCOME

The following table provides a summary of our comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2008	2007	2008	2007
Net income	$98	$115	$420	$235
Currency translation adjustment	20	26	30	25
Net change in derivative financial instruments	65	(4)	(28)	(4)
Net change in equity investments	(1)	14	(8)	9
Other			(2)
Comprehensive income	$182	$151	$412	$265

NOTE J – WEIGHTED-AVERAGE SHARES OUTSTANDING

The following is a reconciliation of weighted-average shares outstanding for basic and diluted earnings per share computations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Weighted average shares outstanding - basic	1,497.6	1,485.4	1,495.8	1,483.4
Net effect of common stock equivalents	7.6	14.5	6.8	15.5
Weighted average shares outstanding - assuming dilution	1,505.2	1,499.9	1,502.6	1,498.9

Weighted-average shares outstanding, assuming dilution, excludes the impact of 41.5 million stock options for the second quarter of 2008, 40.8 million for the second quarter of 2007, 49.3 million for the first half of 2008, and 39.2 million for the first half of 2007 due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.

We issued approximately 3.3 million shares of our common stock in the second quarter of 2008, 5.0 million in the second quarter of 2007, 7.5 million during the first half of 2008, and 7.6 million during the first half of 2007 following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan. In addition, in the first quarter of 2007, we issued approximately five million shares of our common stock in connection with our acquisition of EndoTex Interventional Systems, Inc.

On May 6, 2008, our shareholders approved an amendment and restatement of our 2003 Long-Term Incentive Plan (LTIP), increasing the number of shares of our common stock available for issuance under the plan by 70 million shares.

NOTE K – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007
Cost of products sold	$6	$4	$12	$8
Selling, general and administrative expenses	21	21	49	44
Research and development expenses	7	7	14	14
	34	32	75	66
Less: income tax benefit	11	9	23	19
	$23	$23	$52	$47

NOTE L – INCOME TAXES

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended June 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	2.0%	8.7%	(6.7)%
Impact of certain charges*	18.1%	12.3%	5.8%

	Six Months Ended June 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	25.3%	17.8%	7.5%
Impact of certain charges*	(3.3)%	3.2%	(6.5)%

*These charges are taxed at different rates than our effective tax rate.

The change in our reported tax rates for the second quarter of 2008 and the first half of 2008, as compared to the same periods in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2008, these charges included purchased research and development, restructuring-related costs, gains and losses associated with the divestiture of certain businesses and non-strategic investments, and discrete items associated with the resolution of uncertain tax positions.  In 2007, these charges included changes to the reserve for uncertain tax positions relating to items originating in prior periods, purchased research and development, and charges related to our acquisition of Guidant.  Our effective tax rate for 2008 increased, as compared to 2007, attributable primarily to the expiration of the U.S. Research and Development (R&D) tax credit at December 31, 2007 and changes in the geographic mix of our revenues.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  At June 30, 2008, we had $1.075 billion of gross unrecognized tax benefits, $418 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards. At December 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $415 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards. The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions in the first half of 2008.

We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized income tax-related interest expense of $13 million in the second quarter of 2008 and $11 million in the second quarter of 2007. The total amount of interest and penalties recognized was $11 million in the first half of 2008, including a net release in the first quarter, and $32 million in the first half of 2007. We had $239 million accrued for gross interest and penalties at June 30, 2008 and $264 million at December 31, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first half of 2008, we resolved certain matters in federal, state and foreign jurisdictions for Guidant and Boston Scientific for the years 1998 to 2005. We settled multiple federal issues at the IRS examination and Appellate levels, including issues related to Guidant’s acquisition of Intermedics, Inc., received favorable foreign court decisions, and negotiated a state audit settlement. As a result, we decreased our reserve for uncertain tax positions, net of tax payments, by $90 million, inclusive of $31 million of interest and penalties, for the first half of 2008.

During the second quarter of 2008, we received the Revenue Agent’s Report for the Guidant 2001 to 2003 federal examination, which contained a significant proposed adjustment related primarily to the allocation of income between our U.S. and foreign affiliates. We disagree with the proposed adjustment and intend to contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, we believe that our income tax reserves are adequate  and that the resolution of this matter will not have a material impact on our financial condition or results of operations.

It is reasonably possible that within the next 12 months we will resolve multiple issues with federal and state taxing authorities, including transfer pricing, research and development credit and transaction-related issues, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $105 million.

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

Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products, and could have a material adverse effect on our financial position, results of operations or liquidity.

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

We record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement and damages and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $1.004 billion at June 30, 2008 and $994 million at December 31, 2007, and includes estimated costs of settlement, damages and defense. The amounts accrued relate primarily to Guidant litigation and claims recorded as part of the Guidant purchase price, and to on-going patent litigation involving our Interventional Cardiology business. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below or as disclosed in our 2007 Annual Report on Form 10-K, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated. Except as disclosed below, there have been no material developments with regards to any matters of litigation or other proceedings disclosed in our 2007 Annual Report on Form 10-K.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The United States Court of Appeals for the Federal Circuit remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. The jury determined liability only; any monetary damages will be determined at a later trial. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, we filed an appeal. A hearing on the appeal was held on October 3, 2007, and a decision was rendered on January 7, 2008 upholding the lower court’s finding of infringement and reversing the finding of invalidity of a second claim. On February 4, 2008, we requested the Court of Appeals rehear the appeal and reverse the lower court’s finding of infringement and/or remand the case to the District Court for a new trial. On April 9, 2008, the Court of Appeals denied our motion to rehear the appeal and remanded the case to the District Court for consideration of damages and an outstanding invalidity question. On May 8, 2008 Cordis filed a motion for final judgment with the District Court. On July 8, 2008, we filed a Petition for Certiorari before the United States Supreme Court.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. A hearing was held on April 25, 2008 and a decision is expected on September 17, 2008.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against us alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On December 2, 2004, the Court dismissed the case, finding all patents to be invalid. On December 6, 2004, Johnson & Johnson appealed the Court’s decision, and in May 2006, the Court reinstated the patents. In August 2006, we appealed the Court’s decision to the Supreme Court. On January 18, 2007, the Supreme Court denied our request to review this matter. A trial began on January 21, 2008 and concluded on February 29, 2008. On April 30, 2008, the Court found that the NIR stent did not infringe one patent of Johnson & Johnson and that the other Johnson & Johnson patent was invalid. On May 30, 2008 Cordis filed an appeal.

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. Trial began on October 9, 2007 and, on October 31, 2007, the jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. We filed a motion to overturn the jury verdict. A hearing on post trial motions was held on February 15, 2008, and on February 19, 2008, the Court denied all post-trial motions. We intend to appeal the decision. The Court also ordered the parties to attempt to negotiate a reasonable royalty rate for future sales of the products found to infringe or file further papers with the Court regarding continued infringement. A hearing on prospective relief is scheduled for October 3, 2008.

On March 26, 2002, we and our wholly owned subsidiary, Target Therapeutics, Inc.,  filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 7, 2007, Cordis filed a motion for summary judgment of non-infringement with respect to this patent. On July 27, 2007, the Court denied Cordis’ motion. The Court also modified its claim construction and vacated its earlier summary judgment order finding infringement by the Cordis device. Summary judgment motions with respect to this patent were renewed by both parties and on March 21, 2008, the Court reinstated the order finding infringement. Also, on January 18, 2008, the Court granted our motion for summary judgment that Cordis infringes a second patent in the suit.  Based on this order, we have filed a motion for summary judgment of infringement of the third patent in the suit, as well as a request to add infringement of certain additional claims of the second patent. A hearing on this motion was held on May 9, 2008. On January 25, 2008, the Court also ruled that two of the patents, including one on which summary judgment of infringement had been granted, are not invalid based on prior public or commercial use. On March 21, 2008, the Court granted in part and denied in part our motion for summary judgment of no inequitable conduct.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. A hearing was held on September 20 and 21, 2007, and a hearing to consider new evidence was held on May 29, 2008. We expect a decision on September 12, 2008. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for April 6, 2009. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We have filed a counterclaim infringement action in Italy and an infringement action in Germany.  On August 5, 2008, the District Court of Dusseldorf stayed the proceedings in the German infringement action pending a decision from the District Court of Brussels.

On November 29, 2007, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher and Cypher Select drug-eluting stents infringe one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing has been scheduled for August 8, 2008.

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

On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a specific U.S. patent owned by them and of non-infringement of the patent by our PROMUS™ coronary stent system. On February 21, 2008, Cordis answered the complaints, denying the allegations, and filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. Trials on all four suits are scheduled to begin on August 3, 2009.

On January 15, 2008, Johnson & Johnson Inc. filed a suit for patent infringement against us alleging that the sale of the Express, Express 2 and TAXUS EXPRESS 2 stent delivery systems infringe two Canadian patents owned by Johnson & Johnson. Suit was filed in The Federal Court of Canada seeking a declaration of infringement, monetary damages and injunctive relief.

On January 28, 2008, Wyeth and Cordis Corporation filed suit against Boston Scientific Scimed and us, alleging that our PROMUS coronary stent system, upon launch in the United States, will infringe three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. We were not formally served with the complaint and the lawsuit was dismissed without prejudice on June 20, 2008. On February 1, 2008, Wyeth and

Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that our PROMUS coronary stent system, upon launch in the United States, will infringe the same three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. On March 17, 2008, we filed a motion to dismiss for lack of subject matter jurisdiction, and on May 8, 2008, that motion was denied. On May 23, 2008, we answered denying allegations of the complaint and asserting a counterclaim of invalidity. A trial has not yet been scheduled.

Litigation with Medtronic, Inc.

On March 1, 2006, Medtronic Vascular, Inc. filed suit against Boston Scientific Scimed and us, alleging that our balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On April 25, 2006, we answered and filed a counterclaim seeking a declaratory judgment of invalidity and non-infringement. A trial was held in May 2008. On May 27, 2008, the Court found one of the patents not infringed. On the same date, the jury found the other three patents valid and infringed, awarding Medtronic $250 million in damages. On July 11, 2008, the Court granted our motion that certain accused products did not infringe one of the patents and ordered the parties to submit a new damage calculation. On July 21, 2008, Medtronic and we agreed that the Court’s ruling reduced the damages by approximately $64 million. On July 16, 2008, Medtronic moved for reconsideration of the Court’s ruling. The Court heard evidence on certain of our legal and equitable defenses on July 31, 2008. At the hearing, the Court denied Medtronic’s motion for reconsideration.

On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we are seeking a declaratory judgment of patent invalidity and of non-infringement by our PROMUS coronary stent system relating to two U.S. patents owned by Medtronic. On July 30, 2008, Medtronic moved to amend its complaint to add us as a defendant and to allege infringement by the sale of PROMUS stent systems in the United States. A hearing on the motion is scheduled for September 3, 2008. On July 30, 2008, we filed a motion for summary judgment and on July 31, 2008, Medtronic filed a motion for summary judgment. Both motions are scheduled to be heard on September 24, 2008. Trial is scheduled to begin on January 29, 2009.

Litigation with Medinol Ltd.

On February 20, 2006, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and we dated September 21, 2005. The request for arbitration alleges that the Company’s Liberté coronary stent system infringes two U.S. patents and one European patent owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the Liberté® stent system internationally or in the United States, the continued sale of the TAXUS® Liberté® stent system internationally or the launch of the TAXUS® Liberté® stent system in the United States. The arbitration hearing was held on September 17 through September 21, 2007. On May 2, 2008, the World Intellectual Property Organization panel held that the Medinol patents were valid but not infringed by our Liberté and TAXUS Liberté stent systems. On June 6, 2008, the parties agreed not to appeal the decision.

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. We appealed the Court’s decision in December 2003. A hearing on the appeal was held on August 17, 2006. On December 14, 2006, a decision was rendered upholding the trial court ruling. We appealed the Court’s decision on March 14, 2007. On May 25, 2007, Medinol moved to dismiss our appeal. We expect a decision on our appeal during the fourth quarter of 2008.

On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our PROMUS coronary stent system infringes five U.S. patents, three European patents and two German patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the PROMUS stent system. On June 29, 2008, the parties agreed that we can sell PROMUS stent systems in the United States supplied to us by Abbott. A hearing on the European and German patents is scheduled to begin May 11, 2009.

Other Patent Litigation

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. The suit was filed in the State District Court in Minnesota seeking monetary relief. On September 26, 2001, we reached a contingent settlement with Dr. Bonzel involving all but one claim asserted in the complaint. The contingency was satisfied and the settlement is final. On December 17, 2001, the remaining claim was dismissed without prejudice with leave to refile the suit in Germany. Dr. Bonzel filed an appeal of the dismissal of the remaining claim. On July 29, 2003, the Appellate Court affirmed the lower court’s dismissal, and on October 24, 2003, the Minnesota Supreme Court denied Dr. Bonzel’s petition for further review. On March 26, 2004, Dr. Bonzel filed a similar complaint against us, certain of our subsidiaries and Pfizer in the Federal District Court for the District of Minnesota. We answered, denying the allegations of the complaint. We filed a motion to dismiss the case, and the case was dismissed with prejudice on November 2, 2004. On February 7, 2005, Dr. Bonzel appealed the Court’s decision. On March 2, 2006, the Appellate Court dismissed the appeal and affirmed the lower court’s decision.  On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On May 11, 2007, we responded to Dr. Bonzel’s counsel’s letter asserting the validity of the 1995 license agreement. On October 5, 2007, Dr. Bonzel filed a complaint against us in Kassel, Germany, which was formally served in December 2007, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On May 16, 2008, the company answered denying the allegations in the complaint.

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

On September 27, 2004, Target Therapeutics and we filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to Target Therapeutics. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against us relating to three U.S. patents owned by Micrus, and antitrust and state law violations. On January 10, 2005, we filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of our patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted. Subsequently, Micrus provided a covenant not to sue us with respect to one of the Micrus patents. On March 21, 2008, the Court rendered its claim construction ruling regarding the various patents at issue. On June 19, 2008, the Court granted in part and denied in part our motion to dismiss, and dismissed with leave to amend Micrus’s claims for disparagement and intentional interference with economic advantages. On August 6, 2008, we reached an agreement in principle with Micrus to resolve this matter. The parties are currently negotiating a definitive settlement agreement.

On April 4, 2005, Angiotech and we filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court’s decision. A hearing on the appeal was held on March 13, 2008, and a decision is expected during the third quarter of 2008.

On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. On June 24, 2005, we answered, denying the allegations, and filed a counterclaim. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. Oral arguments were heard on April 8, 2008 and on July 11, 2008, the Court of Appeals vacated the District Court’s consent judgment and remanded the case back to the District Court for further clarification.

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

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, we filed an answer, denying the allegations of the complaint. Trial began on February 5, 2008. On February 11, 2008, the jury found that our TAXUS® Express and TAXUS® Liberte® stent products infringe Dr. Saffran’s patent and that the patent is valid.  No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. We believe the jury verdict is unsupported by both the evidence and the law. On July 9, 2008, the Court denied our post trial motions to reverse the jury verdict. On August 5, 2008, we filed an appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On February 21, 2008, Dr. Saffran filed a new complaint alleging willful infringement of the continued sale of the TAXUS stent products. We will vigorously defend against its allegations.

On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS Express coronary stent system infringes a patent owned by them. The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the Eastern District Court of Texas and seeks monetary and injunctive relief. We answered the original complaint denying the allegations. On February 18, 2008, Wall Cardiovascular Technologies filed a request, which has been granted by the Court, to amend its complaint to add Medtronic, Inc. to the suit with respect to Medtronic’s drug-eluting stent system. A Markman hearing has been scheduled for November 3, 2010. Trial is scheduled to begin on April 4, 2011.

On August 6, 2008, Boston Scientific Scimed and we filed suit against Wall Cardiovascular Technologies, in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity and unenforceability due to inequitable conduct and prosecution history laches of a U.S. patent owned by them, and of non-infringement of the patent by our PROMUS coronary stent system.

On July 2, 2008, Cardio Access LLC filed suit against us alleging infringement of a patent related to an intra-aortic balloon access cannula owned by them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. Our answer to the complaint is due on August 21, 2008. We intend to deny the allegations.

On October 15, 2007, CryoCath Technologies, Inc. filed suit for patent infringement against CryoCor, Inc. (acquired by Boston Scientific Scimed on May 28, 2008) alleging that cryoconsoles and cryoablation catheters sold by CryoCor infringe certain of CryoCath’s patents. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary damages and injunctive relief. On December 5, 2007 CryoCor answered the complaint, denying allegations of infringement and filing a counterclaim requesting a declaratory judgment that the patents are not infringed, are invalid, and are unenforceable. A trial date has not yet been scheduled. Two of the patents asserted by CryoCath are also involved in interference proceedings provoked by CryoCor. The interferences are ongoing at the U.S. Patent and Trademark Office.

On January 15, 2008, CryoCor and AMS Research Corporation (“AMS”) filed a statement of claim in Canada alleging that CryoCath’s cryoablation catheters and cryoconsole infringe certain Canadian patents licensed by CryoCor. The suit seeks injunctive relief and monetary damages. CryoCath answered on April 23, 2008, denying all allegations and raising other defenses. A trial is scheduled to begin in August 2009.

On January 15, 2008, CryoCor and AMS filed a suit for patent infringement against CryoCath alleging that Cryocath’s cryosurgical products, including its cryoconsole and cryoablation catheters, infringe three patents exclusively licensed to CryoCor. The suit was filed in the U.S. District Court for the District of Delaware, and seeks monetary damages and injunctive relief. On February 4, 2008, CryoCath answered the complaint, denying the allegations and counterclaiming for a declaratory judgment that the patents are invalid and non-infringed, as well as alleging antitrust violations, deceptive and unfair business practices and patent infringement by CryoCor of a CryoCath patent. On May 19, 2008, the parties stipulated to a stay of the action pending resolution of a related proceeding in the International Trade Commission.

On February 28, 2008, CryoCor and AMS brought a complaint in the International Trade Commission alleging that Cryocath’s cyrosurgical products, including its cryoconsole and cryoablation catheters, infringe three patents exclusively licensed to CryoCor. CryoCor and AMS are seeking an order to exclude entry into the United States of any of CryoCath’s products found to infringe the patents. CryoCath filed an answer on April 29, 2008, denying all allegations in the complaint. A trial is scheduled to begin on January 26, 2009.

On August 7, 2008, Thermal Scalpel LLC filed suit against us and numerous other medical device companies alleging infringement of a patent related to an electrically heated surgical cutting instrument exclusively licensed to them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and other further relief.

Other Proceedings

On September 8, 2005, the Laborers Local 100 and 397 Pension Fund initiated a putative shareholder derivative lawsuit on our behalf in the Commonwealth of Massachusetts Superior Court Department for Middlesex County against our directors, certain of our current and former officers, and us as nominal defendant. The complaint alleged, among other things, that with regard to certain matters of regulatory compliance, the defendants breached their fiduciary duties to us and our shareholders in the management and affairs of our business and in the use and preservation of our assets. The complaint also alleged that as a result of the alleged misconduct and the purported failure to publicly disclose material information, certain directors and officers sold our stock at inflated prices in violation of their fiduciary duties and were unjustly enriched. The suit was dismissed on September 11, 2006. The Board of Directors thereafter received two letters from the Laborers Local 100 and 397 Pension Fund dated February 21, 2007.  One letter demanded that the Board of Directors investigate and commence action against the defendants named in the original complaint in connection with the matters alleged in the original complaint. The second letter (as well as subsequent letters from the Pension Fund) made a demand for an inspection of certain books and records for the purpose of, among other things, the investigation of possible breaches of fiduciary duty, misappropriation of information, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment. On March 21, 2007, we rejected the request to inspect books and records on the ground that Laborers Local 100 and 397 Pension Fund had not established a proper purpose for the request.  On July 31, 2008, the Board of Directors rejected the demand in the first letter to commence action against the defendants.

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. On September 28, 2005, October 27, 2005, November 2, 2005 and November 3, 2005, Jack Yopp, Robert L. Garber, Betty C. Meyer and John Ryan, respectively, on behalf of themselves and all others similarly situated, filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. The Mississippi Public Employee Retirement System Group appealed the Court’s decision. On April 16, 2008, the First Circuit reversed the dismissal of only plaintiff’s TAXUS stent recall related claims and remanded the matter for further proceedings. A trial has not yet been scheduled.

On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and

Department of Labor Regulations. Similar actions were filed on January 26, February 8, February 14, February 23 and March 3, 2006. On April 3, 2006, the Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants because they knew or should have known that the value of the Company’s stock was artificially inflated and was not a prudent investment for the 401(k) Plan. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006, which was denied by the Court on August 27, 2007. On March 7, 2008, plaintiffs filed a motion for class certification. Defendants filed their opposition to plaintiffs’ class certification motion on May 28, 2008, and plaintiffs’ reply is due August 8, 2008. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. Defendants filed their opposition to Hochstadt’s intervention motion on July 14, 2008. A trial has not yet been scheduled.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. In connection with the plea agreement, EVT entered into a five year Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General of the United States Department of Health and Human Services. On June 30, 2008, the CIA expired in accordance with its terms. A final annual report is due August 30, 2008.

At the time of the EVT plea agreement, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has approximately 11 suits outstanding, and more suits may be filed. The complaints seek damages, including punitive damages. The complaints are in various stages of discovery. Additionally, Guidant has been notified of over 130 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud. Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. A trial has not yet been scheduled in either case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment regarding Allianz’s duty to defend, finding that Allianz breached its duty to defend 41 ANCURE lawsuits. On April 19, 2007, Allianz filed a notice of appeal of that ruling. The Indiana appeal was heard on March 25, 2008, and on April 17, 2008, the Court of Appeals reversed the partial summary judgment ruling finding instead that Allianz did not have a duty to defend. Guidant will seek review from the Indiana Supreme Court. On July 11, 2007, the Illinois court entered a final partial summary judgment ruling in favor of Allianz. Guidant appealed the Court’s ruling on August 9, 2007. Both lawsuits are currently partially stayed in the trial courts pending the outcome of the respective appeals.

Shareholder derivative suits relating to the ANCURE System were pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints sought damages and other equitable relief. The state court derivative suits were stayed in favor of the federal derivative action. On March 9, 2007, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice for lack of standing in one of the pending state derivative actions. On May 1, 2006, the defendants moved to dismiss the federal derivative case. On March 27, 2008, the District Court granted the motion to dismiss and entered judgment in favor of all defendants. The time period in which plaintiffs may appeal has expired. On July 11, 2008, the Superior Court granted the parties’ joint motion to lift the stay of proceedings and dismiss the complaint with prejudice in the final pending state derivative action.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under the Employee Retirement Income Security Act (ERISA), 29 U.S.C. § 1132. Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. A second, similar complaint was filed and consolidated with the initial complaint. A consolidated, amended complaint was filed on February 8, 2006. The defendants moved to dismiss the consolidated complaint, and on September 15, 2006, the Court dismissed the complaint for lack of jurisdiction. In October 2006, the Plaintiffs appealed the Court’s decision to the United States Court of Appeals for the Seventh Circuit. In June 2007, the Court of Appeals vacated the dismissal and remanded the case to the District Court. The Court of Appeals specifically instructed the District Court to consider potential problems with the Plaintiffs’ ability to prove damages or a breach of fiduciary duty. In September 2007, we filed a renewed motion to dismiss the complaint for failure to state a claim. In June 2008, the District Court dismissed the complaint in part, but ruled that certain of the plaintiffs’ claims may go forward to discovery.

Approximately 76 product liability class action lawsuits and more than 2,277 individual lawsuits involving approximately 5,550 individual plaintiffs are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 250 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering 8,550 patient claims, including all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement.

We are aware of more than fifteen (15) Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions. A hearing on whether the first of these putative class actions should be certified as a class was held in mid-January 2008 and on April 10, 2008, the Court certified a class of all persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. Guidant has moved for leave to appeal the Court’s class-certification decision, and a hearing will be held on Guidant’s motion on August 15, 2008. The second of these putative class actions encompasses all persons in whom pacemakers were implanted in Canada and involves claims similar to the defibrillator class action. A hearing on whether the pacemaker putative class action should be class certified is set for mid-November 2008.

Between March and July 2005, sixty-nine former employees filed charges against Guidant with the U.S. Equal Employment Opportunity Commission (EEOC) alleging that Guidant discriminated against the former employees on the basis of their age when Guidant terminated their employment in the fall of 2004 as part of a reduction in force. In September 2006, the EEOC found probable cause to support the allegations in the charges pending before it. On March 24, 2008, the EEOC began dismissing the charges, with the final charges dismissed on April 4, 2008, in light of the litigation pending in Minnesota District Court described in the following paragraph.

In April 2006, sixty-one former employees sued Guidant in the U.S. District Court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when it terminated their employment in the fall of 2004 as part of a reduction in force. All but one of the plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties filed cross motions for summary judgment on the issue of validity of the releases. A hearing was held on February 21, 2007. On April 4, 2007, the Court issued a decision in which it held that the releases did not bar the plaintiffs from pursuing their claims of age discrimination against Guidant. On April 30, 2007, Guidant moved the District Court for permission to appeal this decision to the United States Court of Appeals for the Eighth Circuit, but on July 18, 2007, the Court of Appeals declined to accept our appeal. In August 2007, counsel for the plaintiffs voluntarily dismissed two of their clients from the case, leaving a total of fifty-nine individual plaintiffs, and moved the District Court for preliminary certification of the matter as a class action. On September 28, 2007, the Court granted plaintiffs’ motion for preliminary certification of their proposed class. Following the preliminary certification, notice was communicated to other potential class members of their right to join the class and 47 former employees of Guidant have exercised that right. Two of these additional plaintiffs have since dismissed their claims from the lawsuit. As a result, the class currently consists of 104 individual plaintiffs. Discovery is on-going and the deadline for any additional motions for summary judgment is May 1, 2009. The case is to be ready for trial on August 1, 2009.

On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005 in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On March 28, 2008, defendants opposed the motion. On May 21, 2008, the District Court denied plaintiffs motion to amend the judgment. On June 6, 2008, plaintiffs appealed the judgment to the United States Court of Appeals for the Seventh Circuit.

On July 1, 2008, Guidant Sales Corporation received a subpoena from the Maryland office of the Department of Health and Human Services, Office of Inspector General. This subpoena seeks information concerning payments to physicians, primarily related to the training of sales representatives. We are cooperating with this request.

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

On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS (“Guidant France”) had agreed with the four other main suppliers of implantable cardiac defibrillators (“ICDs”) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. Guidant France filed a response to the Statement of Objections on March 29, 2007. On June 25, 2007, a further report by the case handler at the Competition Council was issued addressing the defendants’ responses and recommending that the Council pursue the alleged violation of competition law. Guidant France filed its full defense with the Council in August 2007. A hearing before the Council was held on October 11, 2007. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. Guidant France did not appeal the decision of the Competition Council but other defendants did. In reaction, the French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On February 26, 2008, Guidant France joined the appellate proceedings. Written arguments are due to the appellate court by the end of December 2008.

In December 2007, we were informed by the Department of Justice that it is conducting an investigation of allegations that we and other suppliers improperly promoted biliary stents for off-label uses. On June 26, 2008, the Department of Justice issued a subpoena to us under the Health Insurance Portability & Accountability Act of 1996 requiring the production of documents to the United States Attorney’s Office in the District of Massachusetts. We are cooperating with the investigation.

On February 26, 2008, fifteen pharmaceutical and medical device manufacturers, including Boston Scientific, received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance regarding their plans to enhance the transparency of financial relationships with physicians and medical organizations. On March 7, 2008, we responded to the Senator.

On June 27, 2008, the Republic of Iraq filed a complaint against us and ninety-two other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint alleges RICO violations, conspiracy to commit fraud and the making of false statements and improper payments, and seeks monetary and punitive damages. We have not yet been served with the complaint, but intend to vigorously defend against its allegations.

On May 8, 2008, certain shareholders of CryoCor, Inc. filed a lawsuit in the Superior Court of the State of California, County of San Diego, against CryoCor, its directors and us. The lawsuit alleges that the directors of CryoCor breached their fiduciary duties to their shareholders by approving the sale of the company to us and that we aided and abetted in the breach of fiduciary duties.

On July 14, 2008, we received a subpoena from the State of New Hampshire, Office of the Attorney General, requesting information in connection with the sales by us of medical devices or equipment intended to be used in the administration of spinal cord stimulation trials to practitioners other than practicing medical doctors. We are cooperating with the request.

FDA Warning Letters

On January 26, 2006, legacy Boston Scientific received a corporate warning letter from the FDA, notifying us of serious regulatory problems at three facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. As stated in this FDA warning letter, the FDA may not grant our requests for exportation certificates to foreign governments or approve pre-market approval applications for class III devices to which the quality control or current good manufacturing practices deficiencies described in the letter are reasonably related until the deficiencies have been corrected. Beginning in February 2008, the FDA reinspected a number of our facilities. We are in regular communication with the FDA regarding the resolution of the corporate warning letter.

In August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our abdominal aortic aneurysm (AAA) stent-graft program acquired from TriVascular, Inc. We implemented a comprehensive plan of corrective actions regarding the conduct of our clinical trials and informed the FDA that we have finalized commitments made as part of our response. We terminated the TriVascular AAA development program in 2006. We do not believe this warning letter will have an impact on the timing of the resolution of our corporate warning letter.

NOTE N – SEGMENT REPORTING

In the first quarter of 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. We now have three reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. We combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. Each of our reportable segments generates revenues from the sale of medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. We exclude from segment income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to acquisitions, divestitures, litigation and restructuring activities, as well as amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income and are included in the reconciliation below.

We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year and do not include intersegment profits. We have restated the segment information for 2007 net sales and operating results based on our standard currency exchange rates used for 2008 in order to remove the impact of currency fluctuations. In addition, we have reclassified previously reported 2007 segment results to be consistent with the 2008 presentation. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2008	2007	2008	2007

Net sales

United States	$1,088	$1,118	$2,205	$2,287
EMEA	464	452	922	926
Inter-Continental	364	376	731	708
Net sales allocated to reportable segments	1,916	1,946	3,858	3,921

Sales generated from divested businesses	18	140	49	276
Currency exchange	90	(15)	164	(40)
	$2,024	$2,071	$4,071	$4,157

Income before income taxes

United States	$253	$307	$533	$625
EMEA	220	226	437	487
Inter-Continental	189	198	392	364
Operating income allocated to reportable segments	662	731	1,362	1,476

Manufacturing operations	(89)	(154)	(190)	(308)
Corporate expenses and currency exchange	(98)	(135)	(166)	(272)
Acquisition-, divestiture-, and restructuring-related (charges) credits	(37)	(4)	156	(21)
Amortization expense	(135)	(158)	(279)	(312)
Operating income	303	280	883	563
Other expense	(203)	(154)	(321)	(277)
	$100	$126	$562	$286

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

Introduction

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

Financial Summary

Three Months Ended June 30, 2008

Our net sales for the second quarter of 2008 were $2.024 billion, as compared to $2.071 billion for the second quarter of 2007, a decrease of $47 million or two percent. See Quarterly Results section below for a discussion of our net sales for the quarter. Our reported net income for the second quarter of 2008 was $98 million, or $0.07 per diluted share, as compared to net income of $115 million, or $0.08 per diluted share, for the second quarter of 2007. Our reported results for the second quarter of 2008 included acquisition-, divestiture-, and restructuring-related charges (after-tax) of $98 million, or $0.06 per share, consisting of: losses of $64 million associated with the divestiture of certain non-strategic investments, $15 million of restructuring-related costs, and charges of $19 million for purchased research and development associated with our acquisition of CryoCor, Inc. Our reported results for the second quarter of 2007 did not include any significant acquisition-, divestiture- or restructuring-related charges.

Six Months Ended June 30, 2008

Our net sales for the first half of 2008 were $4.071 billion, as compared to $4.157 billion for the first half of 2007, a decrease of $86 million or two percent. See Quarterly Results section below for a discussion of our net sales for the first half of 2008. Our reported net income for the first half of 2008 was $420 million, or $0.28 per diluted share, as compared to net income of $235 million, or $0.16 per diluted share, for the first half of 2007. Our reported results for the first half of 2008 included acquisition, divestiture-, and restructuring-related net charges (after-tax) of $23 million, or $0.01 per share, consisting of: a $51 million net credit associated with gains on the divestiture of certain of our non-strategic businesses and investments, $47 million of restructuring-related costs, and charges of $27 million for purchased research and development. Our reported results for the first half of 2007 included acquisition-related charges (after-tax) of $22 million, or $0.01 per share, consisting primarily of integration costs related to our 2006 acquisition of Guidant Corporation and an adjustment representing a decrease in fair value of the sharing of proceeds feature of the Abbott Laboratories stock purchase discussed in further detail in our 2007 Annual Report on Form 10-K.

Business and Market Overview

Coronary Stent Business

Coronary stent revenue represented approximately 22 percent of our consolidated net sales during the second quarter of 2008, as compared to 24 percent in the second quarter of 2007. We estimate that the worldwide coronary stent market will approximate $4.8 billion in 2008, as compared to approximately $5.0 billion in 2007, and estimate that drug-eluting stents will represent approximately 80 percent of the dollar value of worldwide coronary stent market sales in 2008, as they did in 2007. Market size is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed; the number of devices used per procedure; average drug-eluting stent selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). Uncertainty regarding the safety and efficacy of drug-eluting stents, as well as the increased perceived risk of late stent thrombosis1 following the use of drug-eluting stents, has contributed to a decline in the worldwide drug-eluting stent market size as compared to prior years. However, data addressing the risk of late stent thrombosis and supporting the safety of drug-eluting stent systems appear to have had a stabilizing effect on the size of the drug-eluting stent market, as cardiologists regain confidence in this technology. The second quarter of 2008 represented the second consecutive quarter of increasing penetration rates in the U.S., estimated to be 66 percent, as compared to 63 percent for the first quarter of 2008 and 62 percent for the fourth quarter of 2007. We believe that these increases, along with an increase in PCI procedural volume, indicate that the health of the U.S. drug-eluting stent market is improving.

The following are the components of our worldwide coronary stent system sales:

(in millions)	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	U.S.	International	Total	U.S.	International	Total
Drug-eluting	$175	$207	$382	$249	$188	$437
Bare-metal	25	33	58	26	35	61

	$200	$240	$440	$275	$223	$498

During the second quarter of 2008, U.S. sales of our drug-eluting stent systems declined $74 million, or 30 percent, to $175 million from $249 million during the second quarter of 2007, due primarily to declines in our share of the market as a result of a recent competitive launch. We believe that our share of the U.S. drug-eluting stent market was 45 percent for the second quarter of 2008, excluding a $22 million reduction in sales as a result of the establishment of sales returns reserves in anticipation of the launch of our TAXUS® Liberté® coronary stent system, as compared to 54 percent for the second quarter of 2007. Until recently, our TAXUS paclitaxel-eluting coronary stent system was one of only two drug-eluting stent products available in the U.S. market. However, late in the first quarter of 2008, Medtronic launched its Endeavor® zotarolimus-eluting coronary stent system and, in July 2008, Abbott Laboratories launched its XIENCE™ V everolimus-eluting coronary stent system, putting increased pressure on our U.S. drug-eluting stent system sales. We expect that our share of the U.S. drug-eluting stent market, as well as unit prices, will continue to be impacted as the market acclimates to new competitive product offerings. Simultaneous with Abbott’s U.S. launch of XIENCE V, we launched our PROMUS™ everolimus-eluting coronary stent system, an identical, private-labeled XIENCE V stent system supplied to us by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the U.S. drug-eluting stent market and will enable us to achieve a sustainable leadership position in this market.

Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS stent system is significantly lower than that of our TAXUS stent system. Therefore, an increase in PROMUS stent system
__________________
[1]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

revenue at the expense of our TAXUS stent system revenue will have a negative impact on our gross profit margins. In addition, we are reliant on Abbott for our supply of PROMUS stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our PROMUS stent system supply may not align with customer demand.  We are incurring incremental costs and expending incremental resources in order to develop and commercialize additional products utilizing everolimus-eluting stent technology and to support an internally developed and manufactured everolimus-eluting stent system in the future. We expect that this stent system will have gross profit margins more comparable to our TAXUS stent system.

During the second quarter of 2008, our international drug-eluting stent system net sales increased $19 million, or ten percent, as compared to the second quarter of 2007. The increase was driven largely by the favorable impact of foreign currency exchange rates, in addition to sales of our TAXUS® Express2™ drug-eluting coronary stent system in Japan, following its launch in May 2007. These increases were partially offset by decreases in our share of the drug-eluting stent market in our Europe/Middle East/Africa (EMEA) region. However, we believe that international PCI procedural volume increased as compared to the second quarter of 2007 and international penetration rates grew as compared to the first quarter of 2008.

Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of these clinical data, may adversely impact our position in, and share of the drug-eluting stent market and may contribute to increased volatility in the market. In addition, the FDA has informed stent manufacturers of new requirements for clinical trial data for pre-market approval (PMA) applications and post-market surveillance studies for drug-eluting stent products, which could affect our new product launch schedules and increase the cost of product approval and compliance.

We believe that we can achieve a sustainable leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	our two drug-eluting stent platform strategy, including our TAXUS® paclitaxel-eluting and PROMUS™ everolimus-eluting coronary stent systems;

•	the broad and consistent long-term results of our TAXUS clinical trials, including up to five years of clinical follow up;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including opportunities to expand indications for use;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, marketing and manufacturing capabilities.

However, a further decline in revenues from our drug-eluting stent systems could continue to have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•	the entry of additional competitors into the market, including the recent approval of two competitive products in the U.S.;

•	our ability to launch next-generation products and technology features, including our TAXUS® Liberté® paclitaxel-eluting stent system, in the U.S. market;

•	our ability to successfully launch our PROMUS™ everolimus-eluting coronary stent system in the U.S. market;

•	physician and patient confidence in our technology and attitudes toward drug-eluting stents, including the continued abatement of prior concerns regarding the risk of late stent thrombosis;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed, average number of stents used per procedure, and average selling prices of drug-eluting stent systems;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcomes of intellectual property litigation;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.

Cardiac Rhythm Management Products

Cardiac rhythm management (CRM) product revenue represented approximately 29 percent of our consolidated net sales for the second quarter of 2008, as compared to approximately 25 percent for the second quarter of 2007. We estimate that the worldwide CRM market will approximate $10.8 billion in 2008, as compared to approximately $10.1 billion in 2007, and estimate that U.S. implantable cardioverter defibrillator (ICD) system sales will represent approximately 40 percent of the worldwide CRM market in 2008, as they did in 2007.

The following are the components of our worldwide CRM sales:

(in millions)	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
	U.S.	International	Total	U.S.	International	Total
ICD systems	$276	$144	$420	$253	$124	$377
Pacemaker systems	88	70	158	79	68	147

	$364	$214	$578	$332	$192	$524

Our U.S. sales of ICD systems for the second quarter of 2008 increased $23 million, or nine percent, as compared to the second quarter of 2007.  In addition,  U.S. sales of our pacemaker systems for the second quarter of 2008 increased $9 million, or 11 percent, as compared to the second quarter of 2007.  Our U.S. sales benefited from the launch of new products during the first half of 2008, including the CONFIENT™ ICD system, the LIVIAN™ cardiac resynchronization therapy defibrillator (CRT-D) system, and the ALTRUA™ family of pacemaker systems.  International ICD system sales increased $20 million, or 16 percent, in the second quarter of 2008, as compared to the second quarter of 2007, due primarily to the favorable impact of currency exchange rates.  However, our net sales and market share in Japan have been negatively impacted as we move to a direct sales model in Japan and, until we fully implement this model, our net sales and market share in Japan may continue to be negatively impacted.

Worldwide CRM market growth rates over the past two years, including the U.S. ICD market, have been below those experienced in prior years, resulting primarily from previous industry field actions and from a lack of new indications for use. While we have begun to see modest signs of improvement and expect that growth rates in the worldwide CRM market will improve over time, there can be no assurance that the market will return to its historical growth rates or that we will be able to increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	our ability to increase the trust and confidence of the implanting physician community, the referring physician community and prospective patients in our technology;

•	future product field actions or new physician advisories by us or our competitors;

•
our ability to successfully launch next-generation products and technology in the U.S. market, including our next-generation COGNIS™ CRT-D and TELIGEN™ ICD systems as well as the ALTRUA™ family of pacemaker systems;

•	the successful conclusion and positive outcomes of on-going clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches;

•	average selling prices and the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

In April 2007, following FDA reinspections of our CRM facilities, we resolved the warning letter issued to Guidant in December 2005 and all associated restrictions were removed. Following the resolution of the warning letter, we received numerous FDA approvals and have since launched several CRM products. In August 2008, we launched our next-generation COGNIS CRT-D and TELIGEN ICD systems in the U.S. We received CE Mark approval for these systems in the first quarter of 2008 and initiated an international launch in June 2008. In addition, during the quarter we launched our ACUITY® Spiral left ventricular lead for use with CRT-Ds and cardiac resynchronization therapy pacemakers (CRT-P) in the U.S., as well as the ALTRUA family of pacemaker systems. We believe that these launches position us for growth within the worldwide CRM market.

Regulatory Compliance

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We believe we have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. We engaged a third party to audit our enhanced quality systems in order to assess our corporate-wide compliance prior to reinspection by the FDA. We completed substantially all of these third-party audits during 2007 and, beginning in February 2008, the FDA reinspected a number of our facilities. We are in regular communication with the FDA regarding the resolution of the corporate warning letter.

There can be no assurances regarding the length of time or cost it will take us to resolve our quality issues to our satisfaction and to the satisfaction of the FDA. If our remedial actions are not satisfactory to the FDA, we may need to devote additional financial and human resources to our efforts, and the FDA may take further regulatory actions. Our inability to resolve these quality issues in a timely manner may further delay product launch schedules, including the anticipated U.S. launch of our next-generation TAXUS® Liberté® drug-eluting stent system, which may weaken our competitive position in the market. We have received an approvable letter for our TAXUS Liberté stent system from the FDA. As a result, we believe that the agency will approve the device upon the resolution of the restrictions imposed by the corporate warning letter.

In addition, enhanced reporting requirements and modifications to our quality systems may result in incremental medical device and vigilance reporting, which could adversely impact physician perception of our products.

Strategic Initiatives

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal is to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital and our people that are essential to our long-term success. We expect these initiatives to help provide better focus on our core businesses and priorities, which will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. Our plan is to reduce R&D and selling, general and administrative (SG&A) expenses by $475 million to $525 million against a $4.1 billion baseline, which represented our estimated annual R&D and SG&A expenses at the time we committed to these initiatives in 2007. This range represents the annualized run rate amount of reductions we expect to achieve as we exit 2008, as the implementation of these initiatives will take place throughout the year; however, we expect to realize the majority of these savings in 2008. In addition, we expect to reduce our R&D and SG&A expenses by an additional $25 million to $50 million in 2009.

Restructuring

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which we anticipate will result in the elimination of approximately 2,300 positions worldwide. The plan is intended to bring expenses in line with revenues as a part of our initiatives to enhance short- and long-term shareholder value. We initiated activities under the plan in the fourth quarter of 2007 and expect to be substantially complete worldwide by the end of 2008.   Refer to Quarterly Results and Note G – Restructuring-related Activities to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on these costs.

Divestitures

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sale in 2008, as discussed below. We received pre-tax proceeds of $1.288 billion from the sale of these businesses and our TriVascular Endovascular Aortic Repair (EVAR) program, and eliminated approximately an additional 2,000 positions in connection with these divestitures.

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics Corporation in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash.  In connection with the sale, we recorded a loss of $367 million (pre-tax) in 2007, attributable primarily to the write-down of goodwill. In addition, we recorded a tax benefit of $6 million in the first quarter of 2008 in connection with the closing of the transaction. Also in January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses for net cash proceeds of approximately $705 million. In connection with the sale, we recorded a pre-tax loss of $193 million in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax expense of $56 million in the first quarter of 2008 in connection with the closing of the transaction. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses for net cash proceeds of approximately $415 million.  We recorded a pre-tax gain of $234 million ($129 million after-tax) during the first quarter of 2008 associated with this transaction.

Further, in March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($35 million after-tax) in the first quarter of 2008.

In addition, in June 2008, we signed definitive agreements to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with these agreements, and the sale of certain other non-strategic investments during the quarter, we recognized pre-tax losses of $96 million ($64 million after-tax) in the second quarter of 2008 and expect to recognize estimated pre-tax gains of approximately $30 million ($20 million after-tax) upon the closing of the transactions during the second half of 2008. Refer to our Other, net discussion, as well as Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on our investment portfolio activity.

Quarterly Results

Net Sales

In the first quarter of 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. We now have three reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. We combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. The following table provides our second quarter net sales by region and the relative change on an as reported and constant currency basis. We have reclassified previously reported 2007 results to be consistent with the 2008 presentation.

			Change
	Three Months Ended		As Reported Currency Basis	Constant Currency Basis
	June 30,
(in millions)	2008	2007

United States	$1,088	$1,118	(3%)	(3%)

EMEA	531	457	16%	3%
Inter-Continental	386	357	8%	(3%)
International	917	814	13%	0%

Divested Businesses	19	139	N/A	N/A

Worldwide	$2,024	$2,071	(2%)	(7%)

			Change
	Six Months Ended		As Reported Currency Basis	Constant Currency Basis
	June 30,
(in millions)	2008	2007

United States	$2,205	$2,287	(4%)	(4%)

EMEA	1,039	926	12%	(1%)
Inter-Continental	776	670	16%	4%
International	1,815	1,596	14%	1%

Divested Businesses	51	274	N/A	N/A

Worldwide	$4,071	$4,157	(2%)	(7%)

The following table provides our second quarter worldwide net sales by division and the relative change on an as reported and constant currency basis. In addition to the sale of certain of our businesses in the first quarter of 2008, we began integrating our Electrophysiology business with our CRM business in order to better serve the needs of electrophysiologists by creating a more efficient organization. Further, we integrated our remaining Oncology franchises into other business units. We have reclassified previously reported 2007 results to be consistent with the 2008 presentation.

			Change
	Three Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis

(in millions)	2008	2007

Interventional Cardiology	$707	$741	(5%)	(11%)
Peripheral Intervention	154	153	0%	(4%)
Cardiovascular	861	894	(4%)	(9%)

Neurovascular	92	88	4%	(5%)
Peripheral Embolization	23	25	(2%)	(8%)
Neurovascular	115	113	2%	(5%)

Cardiac Rhythm Management	578	524	10%	5%
Electrophysiology	38	36	5%	1%
Cardiac Rhythm Management	616	560	10%	5%

Endoscopy	243	214	13%	7%
Urology	109	100	9%	7%
Endosurgery	352	314	12%	7%

Neuromodulation	61	51	20%	19%

Divested Businesses	19	139	N/A	N/A

Worldwide	$2,024	$2,071	(2%)	(7%)

			Change
	Six Months Ended June 30,		As Reported Currency Basis	Constant Currency Basis

(in millions)	2008	2007

Interventional Cardiology	$1,463	$1,518	(4%)	(9%)
Peripheral Intervention	309	299	3%	(2%)
Cardiovascular	1,772	1,817	(2%)	(8%)

Neurovascular	184	179	3%	(5%)
Peripheral Embolization	46	46	0%	(6%)
Neurovascular	230	225	2%	(5%)

Cardiac Rhythm Management	1,143	1,062	8%	3%
Electrophysiology	76	73	5%	2%
Cardiac Rhythm Management	1,219	1,135	7%	3%

Endoscopy	472	420	12%	6%
Urology	209	195	7%	5%
Endosurgery	681	615	11%	6%

Neuromodulation	118	91	29%	28%

Divested Businesses	51	274	N/A	N/A

Worldwide	$4,071	$4,157	(2%)	(7%)

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

U.S. Net Sales

During the second quarter of 2008, our U.S. net sales decreased by $30 million, or three percent, as compared to the second quarter of 2007. The decrease related primarily to the decline in U.S. net sales of our drug-eluting coronary stent systems by $74 million for the second quarter of 2008, as compared to the same period in the prior year, principally as a result of a decrease in our share of the U.S. drug-eluting stent market. See the Business and Market Overview section for a more detailed discussion of the drug-eluting stent market and our position within that market. This decrease was partially offset by an increase in CRM product sales of $32 million, driven by new product launches during 2008, including the CONFIENT™ ICD system, the LIVIAN™ CRT-D system, and the ALTRUA™ family of pacemaker systems. Further, we experienced growth of $9 million from our Neuromodulation division, due to market growth and continued physician adoption of the Precision Plus™ spinal cord stimulation technology.

During the first half of 2008, our U.S. net sales decreased by $82 million, or four percent, as compared to the first half of 2007. The decrease related primarily to the decline in U.S. net sales of our drug-eluting coronary stent systems by $149 million for the first half of 2008, as compared to the same period in the prior year, principally as a result of declines in both the size and our share of the U.S. drug-eluting stent market. This decrease was partially offset by an increase in CRM product sales of $39 million, driven by new product launches during 2008, including the CONFIENT™ ICD system, the LIVIAN™ CRT-D system, and the ALTRUA™ family of pacemaker systems. Further, we experienced, growth of $24 million from our Neuromodulation division, due to market growth and continued physician adoption of the Precision Plus™ spinal cord stimulation technology.

International Net Sales

During the second quarter of 2008, our international net sales increased by $103 million, or 13 percent, as compared to the second quarter of 2007. The increase was attributable primarily to the favorable impact of currency exchange rates, as sales increases of $7 million in our EMEA region, excluding the impact of foreign currency, were offset by decreases of $8 million in our Inter-Continental region.

During the first half of 2008, our international net sales increased by $219 million, or 14 percent, as compared to the first half of 2007. The increase was attributable primarily to the favorable impact of currency exchange rates, which contributed approximately $200 million to our year-over-year sales growth. In addition, sales in our Inter-Continental region, excluding the impact of foreign currency, increased $25 million, driven by the May 2007 launch of our TAXUS® Express™ coronary stent system in Japan.

Gross Profit

For the second quarter of 2008, our gross profit was $1.420 billion, as compared to $1.508 billion for the same period in the prior year. As a percentage of net sales, our gross profit for the second quarter of 2008 decreased to 70.2 percent from 72.8 percent for the second quarter of 2007. For the first half of 2008, our gross profit was $2.886 billion, as compared to $3.026 billion for the same period in the prior year. As a percentage of net sales, our gross profit for the first half of 2008 decreased to 70.9 percent from 72.8 percent for the first half of 2007. The following is a reconciliation of our gross profit and a description of the drivers of the change from period to period:

	Three Months		Six Months
Gross profit - period ended June 30, 2007	72.8%		72.8%
Shifts in product sales mix	(1.6	) %	(1.3	) %
Impact of foreign currency exchange and hedging	(0.9	) %	(0.9	) %
Reduced Project Horizon spending	0.8%		0.9%
All other	(0.9	) %	(0.6	) %
Gross profit - period ended June 30, 2008	70.2%		70.9%

The primary factor contributing to a shift in product sales mix toward lower margin products was a decrease in sales of our higher margin TAXUS® drug-eluting stent system during the second quarter and first half of 2008. In addition, our gross profit percentage was negatively impacted during the three and six months ended June 30, 2008 by the settlement of foreign currency hedge contracts on intercompany and third party transactions as a result of the weakened U.S. dollar. These declines in our gross profit rate were partially offset by $15 million of spending in the second quarter of 2007 and $36 million in the first half of 2007 associated with Project Horizon, our corporate-wide initiative to improve and harmonize our overall quality processes and systems, which ended as a formal program as of December 31, 2007.

Operating Expenses

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Refer to the Business and Market Overview section for more on our cost improvement initiatives, including the anticipated cost reductions and expenses associated with these initiatives.

The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	655	32.4%	752	36.3%	1,315	32.3%	1,487	35.8%
Research and development expenses	253	12.5%	275	13.3%	497	12.2%	564	13.6%
Royalty expense	48	2.4%	51	2.5%	94	2.3%	103	2.5%
Amortization expense	135	6.7%	158	7.6%	279	6.9%	312	7.5%

Selling, General and Administrative (SG&A) Expenses

During the second quarter of 2008, our SG&A expenses decreased $97 million, or 13 percent, as compared to the second quarter of 2007. As a percentage of net sales, our SG&A expenses decreased to 32.4 percent of net sales, as compared to 36.3 percent for the same period in the prior year. The decrease in our SG&A expenses was due to $122 million of reduced expenses, attributable primarily to lower head count and spending, associated with our business divestitures and our expense and head count reduction plan, partially offset by an increase in SG&A expenses of $25 million attributable to foreign currency exchange.

During the first half of 2008, our SG&A expenses decreased $172 million, or 12 percent, as compared to the first half of 2007. As a percentage of net sales, our SG&A expenses decreased to 32.3 percent of net sales, as compared to 35.8 percent for the same period in the prior year. The decrease in our SG&A expenses was due primarily to $194 million of reduced expenses, attributable to lower spending as a result of our business divestitures and our expense and head count reduction plan, partially offset by an increase in SG&A expenses attributable to foreign currency exchange.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. Our R&D spending for the second quarter of 2008 decreased $22 million or eight percent, as compared to the second quarter of 2007. As a percentage of our net sales, R&D expenses decreased to 12.5 percent for the second quarter of 2008, as compared to 13.3 percent for the same period in the prior year. This decrease related primarily to $41 million of reduced R&D expenses, attributable primarily to lower spending associated with our business divestitures and the prioritization of our R&D activities. These decreases were partially offset by increases of $6 million attributable to currency exchange and $10 million of higher expenses, related primarily to CRM next-generation technology. We are committed to continue investing in meaningful R&D projects in all of our businesses in order to maintain a healthy pipeline of new products that will restore our short- and long-term profitable sales growth.

Our R&D spending for the first half of 2008 decreased $67 million or 12 percent, as compared to the first half of 2007. As a percentage of our net sales, R&D expenses decreased to 12.2 percent for the first half of 2008, as compared to 13.6 percent for the same period in the prior year. This decrease related primarily to $78 million of reduced R&D expenses, attributable primarily to lower spending associated with our business divestitures and the prioritization of our R&D activities.

Royalty Expense

For the second quarter of 2008, our royalty expense decreased by $3 million, or six percent, as compared to the second quarter of 2007, due primarily to lower sales of our TAXUS® drug-eluting stent system. As a percentage of our net sales, royalty expense decreased slightly to 2.4 percent for the second quarter of 2008 from 2.5 percent for the same period in the prior year.

For the first half of 2008, our royalty expense decreased by $9 million, or nine percent, as compared to the first half of 2007, due primarily to lower sales of our TAXUS stent system. As a percentage of our net sales, royalty expense decreased slightly to 2.3 percent for the first half of 2008 from 2.5 percent for the same period in the prior year.

Amortization Expense

Amortization expense for the second quarter of 2008 decreased $23 million, or 15 percent, as compared to the second quarter of 2007, due primarily to the disposal of $552 million of amortizable intangible assets in connection with our first quarter 2008 business divestitures and to certain interventional cardiology-related intangible assets reaching the end of their accounting useful life during 2008.

Amortization expense for the first half of 2008 decreased $33 million, or 11 percent, as compared to the first half of 2007, due primarily to the disposal of certain amortizable intangible assets in connection with our first quarter 2008 business divestitures.

Purchased Research and Development

During the second quarter of 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc. In connection with the acquisition, we recorded $16 million of purchased research and development, representing in-process cryogenic technology to be used in the treatment of atrial fibrillation, the most common and difficult to treat cardiac arrhythmia (abnormal heartbeat). The acquisition was intended to allow us to further pursue therapeutic solutions for atrial fibrillation in order to advance our existing CRM and Electrophysiology product lines. In the second quarter of 2007, we recognized a net credit of $8 million to purchased research and development. In June 2007, we terminated our Product Development Agreement with Aspect Medical Systems and recognized a credit to purchased research and development of approximately $15 million representing future payments that we would have previously been obligated to make prior to the termination of the agreement. Partially offsetting this credit was purchased research and development charges of $7 million in the second quarter of 2007 associated with payments made for certain early-stage CRM technology.

During the first half of 2008, we recorded $29 million of purchased research and development, including $16 million attributable to our acquisition of CryoCor, Inc. and $13 million associated with entering a licensing and development arrangement for magnetic resonance imaging (MRI)-safe technology. During the first half of 2007, we recorded a net credit to purchased research and development of $3 million, including $12 million of payments made for certain early-stage CRM technology offset by a credit of $15 million attributable to the termination of our product development agreement with Aspect Medical Systems.

Restructuring Charges and Restructuring-Related Activities

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which we anticipate will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete worldwide by the end of 2008.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $400 million to $425 million.  We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.  We expect the plan to result in cash payments of approximately $350 million to $375 million.  The following table provides a summary of our estimates of total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Termination benefits	$215 million to $225 million
Retention incentives	$70 million to $75 million
Asset write-offs and accelerated depreciation	$45 million to $50 million
Other *	$70 million to $75 million

*	Other costs consist primarily of consultant fees and costs to transfer product lines from one facility to another.

In the second quarter of 2008, we recorded $10 million of restructuring charges.  In addition, we recorded $11 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Cost of products sold		$2	$1		$3
Selling, general and administrative expenses		6			6
Research and development expenses		2			2
Restructuring charges				$10	10
	$	$10	$1	$10	$21

In the first half of 2008, we recorded $39 million of restructuring charges.  In addition, we recorded $26 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Cost of products sold		$5	$2		$7
Selling, general and administrative expenses		12	3		15
Research and development expenses		4			4
Restructuring charges	$20			$19	39
	$20	$21	$5	$19	$65

The termination benefits recorded during the first half of 2008 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with Financial Accounting Standards Board (FASB) Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the remaining termination benefits in 2008 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain payment.  The other restructuring costs are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146.

We have incurred cumulative restructuring costs of $270 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$178
Retention incentives	26
Intangible asset write-offs	21
Fixed asset write-offs	8
Accelerated depreciation	8
Other	29
$270

In the second quarter of 2008, we made cash payments of approximately $41 million associated with our restructuring initiatives, which related to termination benefits paid and other restructuring charges.  We have made cumulative cash payments of $167 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to make the remaining cash payments throughout the remainder of 2008 and 2009 using cash generated from operations.

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

Gain on Divestitures

During the first quarter of 2008, we recorded a $250 million pre-tax gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular EVAR program. Refer to the Strategic Initiatives section and Note H – Divestitures to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on these transactions.

Interest Expense

Interest expense for the second quarter of 2008 was $118 million, as compared to $146 million for the second quarter of 2007, a decrease of $28 million, or 19 percent. This decrease related primarily to a decrease in our average debt levels due to debt prepayments of $750 million in the third quarter of 2007, $625 million in the first quarter of 2008 and $300 million in the second quarter of 2008, as well as lower average interest rates.

Interest expense for the first half of 2008 was $249 million, as compared to $287 million for the first half of 2007, a decrease of $38 million, or 13 percent. This decrease related primarily to a decrease in our average debt levels, as well as lower average interest rates.

Other, net

Our other, net reflected expense of $85 million for the second quarter of 2008, as compared to $8 million for the second quarter of 2007. Other, net included interest income of $11 million for the second quarter of 2008 and $20 million for the second quarter of 2007, a decrease of $9 million or 45 percent, attributable primarily to lower average investment rates. In addition, other, net included expense of $98 million for the second quarter of 2008 and $23 million for the second quarter of 2007 associated with net losses attributable to our investment portfolio. Refer to Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information regarding our investment activity.

Our other, net reflected expense of $72 million for the first half of 2008, as compared to income of $10 million for the first half of 2007. Other, net included interest income of $28 million for the first half of 2008 and $42 million for the first half of 2007, a decrease of $14 million or 33 percent, attributable primarily to lower average investment rates. In addition, other, net included expense of $104 million for the first half of 2008 and $23 million for the first half of 2007 associated with net losses attributable to our investment portfolio. Further, our other, net for the first half of 2007 included expense of $8 million representing a decrease in fair value of the sharing of proceeds feature of the Abbott Laboratories stock purchase discussed in further detail in our 2007 Annual Report on Form 10-K.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended June 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	2.0%	8.7%	(6.7)%
Impact of certain charges*	18.1%	12.3%	5.8%

	Six Months Ended June 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	25.3%	17.8%	7.5%
Impact of certain charges*	(3.3)%	3.2%	(6.5)%

*These charges are taxed at different rates than our effective tax rate.

The change in our reported tax rates for the second quarter of 2008 and the first half of 2008, as compared to the same periods in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2008, these charges included purchased research and development, restructuring-related costs, gains and losses associated with the divestiture of certain businesses and non-strategic investments, and discrete items associated with the resolution of uncertain tax positions.  In 2007, these charges included changes to the reserve for uncertain tax positions relating to items originating in prior periods, purchased research and development, and charges related to our acquisition of Guidant.  Our effective tax rate for 2008 increased, as compared to 2007, attributable primarily to the expiration of the U.S. Research and Development (R&D) tax credit at December 31, 2007, and changes in the geographic mix of our revenues.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first half of 2008, we resolved certain matters in federal, state and foreign jurisdictions for Guidant and Boston Scientific for the years 1998 to 2005. We settled multiple federal issues at the IRS examination and Appellate levels, including issues related to Guidant’s acquisition of Intermedics, Inc., received favorable foreign court decisions, and negotiated a state audit settlement. As a result, we decreased our reserve for uncertain tax positions, net of tax payments, by $90 million, inclusive of $31 million of interest and penalties for the first half of 2008.

During the second quarter of 2008, we received the Revenue Agent’s Report for the Guidant 2001 to 2003 federal examination, which contained a significant proposed adjustment related primarily to the allocation of income between our U.S. and foreign affiliates. We disagree with the proposed adjustment and intend to contest this matter through applicable IRS and judicial procedures, as appropriate. Although the final resolution of the proposed adjustments is uncertain, we believe that our income tax reserves are adequate and that the resolution of this matter will not have a material impact on our financial condition or results of operations.

Critical Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. As of January 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements and FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Refer to Note B – Fair Value Measurements to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of these standards.

There were no other material changes in the six months ended June 30, 2008 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

The following provides a summary of key performance indicators that we use to assess our liquidity and operating performance.

Net Debt2

	June 30,	December 31,
(in millions)	2008	2007
Short-term debt	$271	$256
Long-term debt	7,014	7,933
Total debt	7,285	8,189
Less: cash and cash equivalents	1,616	1,452
Net debt	$5,669	$6,737

EBITDA3

	Six Months Ended June 30,
(in millions)	2008	2007
Net income	$420	$235
Interest income	(28)	(42)
Interest expense	249	287
Income tax expense	142	51
Depreciation and amortization	438	454
EBITDA	$1,221	$985

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

[3]
Management uses EBITDA to assess operating performance and believes that it may assist users of our financialstatements in analyzing the underlying trends in our business over time. In addition, management considersadjusted EBITDA as a component of the financial covenants included in our credit agreements. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP. Our EBITDA included acquisition-, divestiture- and restructuring-related net credits (pre-tax) of $156 million for the first half of 2008 and charges of $29 million for the first half of 2007. See Financial Summary for a description of these (credits) charges.

Cash Flow

	Six Months Ended June 30,
(in millions)	2008	2007
Cash provided by operating activities	$524	$152
Cash provided by (used for) investing activities	498	(402)
Cash (used for) provided by financing activities	(860)	94

Operating Activities

Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. The increase in our operating cash flow was due primarily to a reduction of tax payments related to certain transactions. Our operating cash flow for the first half of 2007 includes a tax payment of approximately $400 million related to Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott. Our operating cash flow for the first half of 2008 includes tax payments of $188 million related to the sale of our divested businesses. The remaining increase in our operating cash flow was due to working capital improvements, primarily related to reductions in accounts receivable; lower interest payments, and higher operating profits.

Investing Activities

The increase in cash provided by investing activities for the first half of 2008, as compared to the first half of 2007, is attributable primarily to net proceeds of $1.288 billion related to the divestment of certain of our  non-strategic businesses in the first quarter of 2008. These cash inflows were partially offset by $690 million of acquisition-related payments, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics in connection with our 2007 amended merger agreement, which we accrued at December 31, 2007. Our investing activities during the first half of 2007 included $213 million of contingent payments related to Advanced Bionics. See Note F - Acquisitions to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our other acquisitions.

We made capital expenditures of $136 million in the first half of 2008, as compared to $186 million during the first half of 2007. The decrease was primarily a result of Company-wide efforts to reduce spending as part of our expense and head count reduction plan. We expect to incur capital expenditures of $400 million to $450 million for the full year 2008, including capital expenditures to further upgrade our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform, and to support continuous growth in our business units.

In addition, we received cash proceeds of $47 million during the first half of 2008 and $49 million during the first half of 2007 from sales of non-strategic equity investments in and collections of notes receivable from certain of our investment portfolio companies.

Abbott Milestone Payment

Following the July 2008 FDA approval of the XIENCE™ V and PROMUS™ stent systems, Abbott paid us a $250 million milestone payment in accordance with the terms of Abbott’s 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses. We used these funds to repay $250 million of borrowings under our credit and security facility in July 2008.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.

Debt

We had total debt of $7.285 billion at June 30, 2008 at an average interest rate of 5.90 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. During the first half of 2008, we prepaid $925 million of our term loan. These prepayments satisfied the remaining $300 million of our term loan due in 2009 and $625 million of our term loan due in 2010. As of June 30, 2008, the revised debt maturity schedule for our term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan			$1,075	$2,000			$3,075
Abbott Laboratories loan				900			900
Senior notes				850		$2,200	3,050
Credit and security facility	$250						250
	$250	$	$1,075	$3,750	$	$2,200	$7,275

Note:
The table above does not include capital leases, discounts associated with our Abbott loan and senior notes, or non-cash gains related to interest rate swaps used to hedge the fair value of certain of our senior notes.

In July 2008, following the receipt of a $250 million milestone payment from Abbott, we repaid the $250 million of borrowings under our credit and security facility. Additionally, we extended the maturity of this facility to August 2009.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009. The agreement also requires that we maintain a ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters of greater than or equal to 3.0 to 1.0. As of June 30, 2008, we were in compliance with the required covenants. Exiting the quarter, our ratio of total debt to EBITDA was approximately 2.8 to 1.0 and our ratio of EBITDA to interest expense was 4.9 to 1.0. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs.

Equity

During the first half of 2008, we received $48 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $91 million for the same period in the prior year. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the exercise and stock purchase patterns of employees.

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

•
Our ability to manage the mix of our PROMUS™ stent system revenue relative to our total drug-eluting stent revenue and to launch a next-generation everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent system, and to maintain our overall profitability as a percentage of revenue;

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

•	The penetration rate of drug-eluting stent technology in the U.S. and international markets;

•	Our ability to respond to the challenges presented by the entrance of additional competitors to the U.S. drug-eluting stent market;

•	Our ability to manage inventory levels, accounts receivable, gross profit margins and operating expenses and to react effectively to worldwide economic and political conditions;

•	Our ability to align our PROMUS stent system supply from Abbott with customer demand, and

•	Our ability to retain key members of our cardiology sales force and other key personnel.

CRM Products

•	Our estimates for the worldwide CRM market, the recovery of the CRM market to historical growth rates and our ability to increase CRM net sales;

•
Our ability to successfully launch our COGNIS CRT-D and TELIGEN ICD systems in the U.S. and to expand our CRM market position through investment in our current and next-generation CRM products and technologies;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our COGNIS CRT-D and TELIGEN ICD systems, and our LATITUDE® Patient Management System;

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

•	Our ability to minimize or avoid future FDA warning letters or field actions relating to our products;

•	Changes in FDA clinical trial and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approval and compliance;

•	The effect of our litigation; risk management practices, including self-insurance; and compliance activities on our loss contingencies, legal provision and cash flows;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

•	Our ability to effectively respond to inquiries resulting from increased governmental and regulatory scrutiny on the medical device industry;

•	The on-going, inherent risk of potential physician advisories or field actions related to medical devices;

•	Costs associated with our on-going compliance and quality activities; and

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide.

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

investment portfolio to keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of certain of these projects without significantly adversely affecting our new product pipeline;

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

•	Our ability to recover substantially all of our deferred tax assets;

•	The impact of IRS examinations on our financial condition or results of operations;

•	Our ability to access the public and private capital markets and to issue debt or equity securities on terms reasonably acceptable to us; and

•	Our ability to regain investment-grade credit ratings and to remain in compliance with our financial covenants.

Other

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration costs and challenges we will continue to face;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we continue to execute our expense and head count reduction initiatives; and

•
Our ability to maintain management focus on core business activities while also concentrating onresolving the corporate warning letter and executing strategic initiatives, including expense andhead count reductions and our restructuring program, in order to streamline our operations and reduce our debt obligations.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.544 billion at June 30, 2008 and $4.135 billion at December 31, 2007. We recorded $47 million of other assets and $157 million of other liabilities to recognize the fair value of these derivative instruments at June 30, 2008 as compared to $19 million of other assets and $118 million of other liabilities recorded at December 31, 2007. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $316 million at June 30, 2008 and $293 million at December 31, 2007. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $387 million at June 30, 2008 and $355 million at December 31, 2007. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We recorded $2 million of other liabilities to recognize the fair value of our outstanding interest rate derivative instruments at June 30, 2008, as compared to $17 million of other liabilities at December 31, 2007. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $3.0 billion at June 30, 2008 and $1.50 billion at December 31, 2007. The notional amount increase is due to new hedge contracts of $2.0 billion entered into during the first quarter of 2008, partially offset by a scheduled hedge reduction of $500 million on our existing contracts. A one percentage-point increase in interest rates would increase the derivative instruments’ fair value by $24 million at June 30, 2008 and $9 million at December 31, 2007. A one percentage-point decrease in interest rates would decrease the derivative instruments’ fair value by $24 million at June 30, 2008 and $9 million at December 31, 2007. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. As of June 30, 2008, $5.553 billion of our outstanding debt obligations was at fixed interest rates or had been converted to fixed interest rates through the use of interest rate derivative instruments, representing 76 percent of our total debt or 98 percent of our net debt balance.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President - Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Note M - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 1A. Risk Factors” in our March 31, 2008 Quarterly Report filed on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2007 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

ITEM 4.	SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Stockholders was held on May 6, 2008, at which stockholders of record as of March 7, 2008 voted on:

(i)	the re-election of ten existing directors;
(ii)	the approval of an amendment and restatement of our 2003 Long-Term Incentive Plan; and
(iii)	the ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008.

A total of 1,350,753,382 shares, or approximately 90 percent of our common stock, were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:

(i)	The individuals named below were re-elected as directors:

Nominee	Votes For	Votes Withheld
Ursula M. Burns	1,297,159,763	53,593,619
Nancy-Ann DeParle	1,297,212,927	53,540,455
J. Raymond Elliott	1,331,819,010	18,934,372
Marye Anne Fox	1,298,323,688	52,429,694
Ray J. Groves	1,329,715,303	21,038,079
N.J. Nicholas, Jr.	1,298,285,162	52,468,220
Pete M. Nicholas	1,325,446,203	25,307,179
John E. Pepper	1,299,076,758	51,676,624
Warren B. Rudman	1,275,731,348	75,022,034
James R. Tobin	1,330,759,248	19,994,134

These directors will serve a one-year term and will be up for re-election in 2009. John E. Abele, Joel L. Fleishman, Kristina M. Johnson, Ernest Mario, and Uwe E. Reinhardt all continue to serve as directors of the Company and will be up for re-election in 2009.

(ii)
The amendment and restatement of our 2003 Long-Term Incentive Plan was approved by a vote of 1,156,355,219 shares voting for, 64,531,890 shares voting against, 3,519,021 abstaining and 126,347,252 broker no votes.

(iii)
The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2008 was approved by a vote of 1,338,787,378 shares voting for, 8,584,454 shares voting against, and 3,381,550 abstaining.

ITEM 6.	EXHIBITS

10.1	Amendment No.1 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters

10.2	Boston Scientific Executive Allowance Plan (as amended)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President – Finance and Information Systems and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 8, 2008.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive Vice President - Finance and Information Systems