Form 10-Q
period 2008-09-30
BOSTON SCIENTIFIC CORP
filed 2008-11-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes: ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Shares outstanding as of October 31, 2008 1,501,523,735

TABLE OF CONTENTS

PART I
FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2008	2007	2008	2007

Net sales	$1,978	$2,048	$6,048	$6,204
Cost of products sold	655	575	1,839	1,706

Gross profit	1,323	1,473	4,209	4,498

Selling, general and administrative expenses	610	719	1,925	2,205
Research and development expenses	252	271	749	835
Royalty expense	51	48	144	151
Amortization expense	131	155	410	467
Intangible asset impairment charges	155		155
Purchased in-process research and development	(8)	75	21	72
Litigation-related charges	334		334
Restructuring charges	20		59
Acquisition-related milestone	(250)		(250)
Gain on divestitures			(250)
Loss on assets held for sale		352		352
Total operating expenses	1,295	1,620	3,297	4,082
Operating income (loss)	28	(147)	912	416

Other income (expense):
Interest expense	(112)	(147)	(361)	(433)
Other, net	16	35	(57)	44

(Loss) income before income taxes	(68)	(259)	494	27
Income tax (benefit) expense	(6)	13	136	64
Net (loss) income	$(62)	$(272)	$358	$(37)

Net (loss) income per common share — basic	$(0.04)	$(0.18)	$0.24	$(0.02)
Net (loss) income per common share — assuming dilution	$(0.04)	$(0.18)	$0.24	$(0.02)

Weighted-average shares outstanding
Basic	1,500.9	1,489.8	1,497.5	1,485.5
Assuming dilution	1,500.9	1,489.8	1,504.4	1,485.5

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(in millions, except share data)	2008	2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,734	$1,452
Trade accounts receivable, net	1,355	1,502
Inventories	854	725
Deferred income taxes	995	679
Assets held for sale		1,099
Prepaid expenses and other current assets	349	464
Total current assets	5,287	5,921

Property, plant and equipment, net	1,716	1,735
Investments	120	317
Other assets	165	157
Goodwill and other intangible assets, net	22,538	23,067
	$29,826	$31,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term debt	$7	$256
Accounts payable	227	139
Accrued expenses	2,941	2,541
Taxes payable	245	122
Liabilities associated with assets held for sale		39
Other current liabilities	118	153
Total current liabilities	3,538	3,250

Long-term debt	6,767	7,933
Deferred income taxes	2,324	2,284
Other long-term liabilities	1,507	2,633

Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares and issued 1,501,159,636 shares at September 30, 2008 and 1,491,234,911 shares at December 31, 2007	15	15
Additional paid-in capital	15,943	15,766
Accumulated deficit	(337)	(693)
Other stockholders’ equity	69	9
Total stockholders’ equity	15,690	15,097
	$29,826	$31,197

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(in millions)	2008		2007

Cash provided by operating activities		$1,162	$626

Investing activities:
Net purchases of property, plant and equipment		(208)	(245)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable		110	149
Payments for acquisitions of businesses, net of cash acquired		(21)	(80)
Payments relating to prior period acquisitions		(669)	(213)
Proceeds from business divestitures		1,286
Payments for investments in companies and acquisitions of certain technologies		(26)	(47)

Cash provided by (used for) investing activities		472	(436)

Financing activities:
Net payments on notes payable, capital leases and long-term borrowings		(1,425)	(754)
Proceeds from issuances of shares of common stock		68	122
Excess tax benefit from option exercises		4	8

Cash used for financing activities		(1,353)	(624)

Effect of foreign exchange rates on cash		1	3

Net increase (decrease) in cash and cash equivalents		282	(431)
Cash and cash equivalents at beginning of period		1,452	1,668
Cash and cash equivalents at end of period		$1,734	$1,237

Supplemental Information:

Stock and stock equivalents issued for acquisitions	$		$90

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our U.S. Government money market funds, available-for-sale investments, interest rate derivative instruments and foreign currency derivative contracts. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.

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

Our investments in U.S. Government money market funds, as well as available-for-sale investments carried at fair value, are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our U.S. Government money market funds are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with our accounting policies, as these amounts are highly liquid and readily convertible to known amounts of cash.

During the first nine months of 2008, certain of our available-for-sale investments were classified within Level 3 as they were subject to lock-up agreements.  We used an option pricing model to determine the liquidity discount associated with these lock-up restrictions as a part of our fair value measurement within the framework of Statement No. 157.  In addition, certain of our available-for-sale investments were classified within Level 3 of the fair value hierarchy, as they were marked to fair value based on agreements to sell those investments to a third party.  During the third quarter of 2008, we completed the sale of these investments to the third party (see Note D – Investments and Notes Receivable for further discussion); in addition, none of our available-for-sale securities were subject to lock-up agreements as of September 30, 2008.  Therefore, as of September 30, 2008, none of our investments in available-for-sale securities were classified within Level 3. Our cost method investments are recorded at fair value only when impairment charges are recorded for other-than-temporary declines in value and are determined using fair value criteria within the framework of Statement No. 157.  As the inputs utilized for the impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis.

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  We determine the fair value of these instruments using the framework prescribed by Statement No. 157, by considering the estimated amount we would receive to sell or transfer these agreements at the reporting date and by taking into account current interest rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities.  In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. We have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2008:

(in millions)	Level 1		Level 2	Level 3	Total
Assets
U.S. Government money market funds		$1,082			$1,082
Available-for-sale investments		7			7
Currency exchange contracts			$76		76
Interest rate swap contracts			7		7
		$1,089	$83	$	$1,172

Liabilities
Currency exchange contracts			$39		$39
Interest rate swap contracts			8		8
	$		$47	$	$47

In addition to $1.082 billion invested in U.S. Government money market funds as of September 30, 2008, we had $475 million of cash invested in short-term time deposits, and $177 million in interest-bearing bank accounts.

For assets measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2008, the following table summarizes the change in balances during the nine months ended September 30, 2008 (in millions):

Balance at January 1, 2008	$30
Net transfers into Level 3	31
Net sales	(44)
Realized losses related to investment impairments	(1)
Change in unrealized gains/losses related to market prices	(16)
Balance at September 30, 2008	$—

Unrealized gains/losses are included in other comprehensive income in our accompanying unaudited condensed consolidated balance sheets.

Fair Value Measured on a Non-Recurring Basis

During the first nine months of 2008, we recorded impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary.  These impairment charges relate primarily to our investments in, and notes receivable from, certain entities that we agreed to sell during the second quarter of 2008.  See Note D – Investments and Notes Receivable for further discussion. These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held entities without quoted market prices.  To determine the fair value of those investments, we used all available financial information related to the entities, including information based on recent third-party equity investments in these entities and information from our agreements to sell certain of these investments.  The following table summarizes changes to the carrying amount of these investments during the nine months ended September 30, 2008 (in millions).

Balance at January 1, 2008	$24
Net transfers into Level 3	157
Net sales	(30)
Other-than-temporary impairments	(112)
Balance at September 30, 2008	$39

Statement No. 159

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows an entity to elect to record financial assets and financial liabilities at fair value upon their initial recognition on a contract-by-contract basis. We adopted Statement No. 159 as of January 1, 2008 and, to date, have not elected the fair value option for our eligible financial assets and financial liabilities.

NOTE C – SUPPLEMENTAL BALANCE SHEET INFORMATION

The following are the components of various balance sheet items at September 30, 2008 and December 31, 2007.

Inventories

	September 30,	December 31,
(in millions)	2008	2007

Finished goods	$566	$454
Work-in-process	138	132
Raw materials	150	139
	$854	$725

Sales of our PROMUS™ everolimus-eluting stent systems represented approximately six percent of our total net sales for the third quarter of 2008. We are reliant on Abbott Laboratories for our supply of PROMUS stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our PROMUS stent system supply may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS stent systems from Abbott is sufficient to meet our current launch plans.

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2008	2007

Property, plant and equipment	$3,090	$2,925
Less: accumulated depreciation	1,374	1,190
	$1,716	$1,735

Goodwill and other intangible assets, net

	September 30,	December 31,
(in millions)	2008	2007

Goodwill	$15,125	$15,103
Technology - core	6,877	6,923
Other intangible assets	2,416	2,481
	24,418	24,507
Less: accumulated amortization	1,880	1,440
	$22,538	$23,067

During the third quarter of 2008, following a recall of one of our products, we reduced our future revenue and cash flow forecasts associated with certain of our Peripheral Interventions-related intangible assets.  Therefore, we tested these intangible assets for impairment, in accordance with our accounting policies, and determined that these assets were impaired, resulting in a $109 million charge to write down these intangible assets to their fair value. In addition, as a result of significantly lower than forecasted sales of certain of our other products, due to lower than anticipated market penetration, we determined that certain of our Urology-related intangible assets were impaired, resulting in a $46 million charge to write down these intangible assets to their fair value. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated financial statements, and these amounts have been excluded from the determination of segment income considered by management. The intangible asset category and associated write down is as follows:

Technology - core	$104
Other intangible assets	51
$155

We used the income approach to determine the fair values of the impacted intangible assets. The income approach calculates fair value by estimating the after-tax discounted cash flows attributable to the assets being assessed using assumptions that marketplace participants would use.

Accrued Warranties

Changes in our product warranty accrual during the nine months ended September 30, 2008 consisted of the following (in millions):

Balance at December 31, 2007	$66
Provision	43
Settlements made	(43)
Balance at September 30, 2008	$66

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

During the first nine months of 2008, we recognized net pre-tax losses of $90 million related to our investment portfolio, as compared to $6 million for the first nine months of 2007. The net losses in 2008 included $112 million of other-than-temporary impairments on our cost method investments and notes receivable and $10 million of other-than-temporary impairments on our available-for-sale securities, which were attributable primarily to our investment monetization initiatives. In addition, we recorded losses of $13 million related to investments accounted for under the equity method and other adjustments, and realized net gains of $45 million attributable to the sale of certain non-strategic investments.

The net losses in 2007 included $20 million of losses attributable to our investment portfolio. In addition, during the first nine months of 2007, we recorded a gain of $14 million associated with the collection of a note receivable from one of our privately held investees, which had been written down in a prior year.

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $6.774 billion at September 30, 2008 at an average interest rate of 6.01 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. During the first nine months of 2008, we prepaid $1.175 billion of our term loan. These prepayments satisfied the remaining $300 million of our term loan due in 2009 and $875 million of our term loan due in 2010. In addition, in July 2008, we repaid $250 million outstanding under our credit and security facility and extended the maturity of this facility to August 2009. As of September 30, 2008, the debt maturity schedule for our term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan			$825	$2,000			$2,825
Abbott Laboratories loan				900			900
Senior notes				850		$2,200	3,050
	$	$	$825	$3,750	$	$2,200	$6,775

Note:
The table above does not include capital leases, discounts associated with our Abbott loan and senior notes, or non-cash gains related to interest rate swaps used to hedge the fair value of certain of our senior notes.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009. The agreement also requires that we maintain a ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters of greater than or equal to 3.0 to 1.0. As of September 30, 2008, we were in compliance with the required covenants. Exiting the quarter, our ratio of total debt to EBITDA was approximately 2.8 to 1.0 and our ratio of EBITDA to interest expense was approximately 4.9 to 1.0. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.

Our term loan and revolving credit facility provides for the borrowing of up to $2.0 billion. In October of 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note M – Commitments and Contingencies, which reduced the credit availability under the revolving facility to approximately $1.250 billion. In addition, we maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. There were no amounts borrowed under this facility as of September 30, 2008.

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

During the first quarter of 2008, we entered floating-to-fixed interest rate swaps indexed to three-month LIBOR to hedge variability in interest payments on $2.0 billion of our LIBOR-indexed floating-rate term loan. These interest rate swap agreements mature in December 2009.  We designated these interest rate swaps as cash flow hedges under Statement No. 133 and record fluctuations in the fair value of these derivative instruments as unrealized gains or losses in other comprehensive income, net of tax, and reclassify the gains or losses to interest expense during the period in which the hedged interest payment occurs.

NOTE F – ACQUISITIONS

Purchased In-Process Research and Development

In May 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million. CryoCor is developing products using cryogenic technology for use in treating atrial fibrillation. The acquisition was intended to allow us to further pursue therapeutic solutions for atrial fibrillation in order to advance our existing Cardiac Rhythm Management (CRM) and Electrophysiology product lines. In connection with the acquisition, during the second quarter of 2008, we recorded purchased in-process research and development charges of $16 million, based on the best information available at the time. In the third quarter of 2008, we made certain purchase accounting adjustments related to changes in deferred taxes and other accruals, which resulted in a credit of $8 million to amounts allocated to purchased in-process research and development.

Our policy is to record certain costs associated with strategic alliances as purchased in-process research and development. In accordance with this policy, we recorded $13 million of purchased in-process research and development in the first nine months of 2008 associated with entering a licensing and development arrangement for magnetic resonance imaging (MRI)-safe technology.

Payments Related to Prior Period Acquisitions

During the first nine months of 2008, we made payments of $669 million related to prior period acquisitions, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics Corporation in connection with our 2007 amendment to the original merger agreement, which was accrued at December 31, 2007. At September 30, 2008, we have accrued $487 million ($465 million as of December 31, 2007), representing the present value of a $500 million final fixed payment to be made related to Advanced Bionics in March 2009. In addition to this obligation, certain of our acquisitions involve the payment of contingent consideration, which is generally contingent upon the acquired companies’ reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. Consequently, we cannot currently determine the total required payments; however, we have developed an estimate of the maximum potential contingent consideration for each of our acquisitions with an outstanding earn-out obligation. The estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with these acquisitions, some of which may be payable in common stock, is approximately $1.1 billion. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2008 through 2022 and the estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $3.2 billion.

Acquisition-related Milestone

In connection with Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of FDA approval to sell an everolimus-eluting stent in the U.S. In July 2008, Abbott received FDA approval and launched its XIENCE™ V everolimus-eluting coronary stent system in the U.S., and paid us $250 million. We have recorded this payment as a gain in our accompanying unaudited condensed consolidated statements of operations and classified its receipt within cash flows from operations. Under the terms of the agreement, we are entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese Ministry of Health, Labour and Welfare to market the XIENCE V stent system in Japan.

NOTE G – RESTRUCTURING-RELATED ACTIVITIES

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which we anticipate will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development (R&D) projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete worldwide by the end of 2009.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million.  We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.  We expect the plan to result in cash payments of approximately $375 million to $400 million.  The following table provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Restructuring charges:
Termination benefits	$230 million to $240 million
Asset write-offs	$30 million
Other (1)	$45 million

Restructuring-related expenses:
Retention incentives	$75 million to $80 million
Accelerated depreciation	$15 million to $20 million
Other (2)	$30 million to $35 million

$425 million to $450 million

(1) Consists primarily of consultant fees.
(2) Consists primarily of costs to transfer product lines from one facility to another.

In the third quarter of 2008, we recorded $20 million of restructuring charges.  In addition, we recorded $14 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Restructuring charges	$12			$8	$20
Restructuring-related expenses:
Cost of products sold		$2	$2		4
Selling, general and administrative expenses		9			9
Research and development expenses		1			1
		12	2		14
	$12	$12	$2	$8	$34

In the first nine months of 2008, we recorded $59 million of restructuring charges.  In addition, we recorded $40 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Restructuring charges	$32			$27	$59
Restructuring-related expenses:
Cost of products sold		$7	$4		11
Selling, general and administrative expenses		20	4		24
Research and development expenses		5			5
		32	8		40
	$32	$32	$8	$27	$99

The termination benefits recorded during the third quarter and first nine months of 2008 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits in 2008 and 2009 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  The other restructuring costs, which primarily represent consultant fees in 2008, are being recognized and measured at their fair value in the period in which the liability is incurred, in accordance with Statement No. 146.

We have incurred cumulative restructuring and restructuring-related costs of $304 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$190
Retention incentives	37
Intangible asset write-offs	21
Fixed asset write-offs	8
Accelerated depreciation	11
Other	37
$304

Costs associated with restructuring and restructuring-related activities are excluded from the determination of segment income, as they do not reflect expected on-going future operating expenses and are not considered by management when assessing operating performance.

In the third quarter of 2008, we made cash payments of approximately $23 million associated with our restructuring initiatives, which related to termination benefits paid and other restructuring charges.  We have made cumulative cash payments of approximately $190 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to make the remaining cash payments throughout the remainder of 2008 and 2009 using cash generated from operations.

The following is a rollforward of the liability associated with our restructuring initiatives since the inception of the plan in the fourth quarter of 2007, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets.

(in millions)	Termination Benefits	Other	Total
Charges	$158	$10	$168
Cash payments	(23)	(8)	(31)
Balance at December 31, 2007	135	2	137
Charges	32	27	59
Cash payments	(117)	(27)	(144)
Balance at September 30, 2008	$50	$2	$52

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $77 million associated with retention incentives, asset write-offs and accelerated depreciation; and have made cumulative cash payments of $16 million associated with retention incentives.

NOTE H – DIVESTITURES

During the first quarter of 2008, in connection with our strategic initiatives, we completed the sale of our Auditory, Cardiac Surgery, Vascular Surgery, Fluid Management and Venous Access businesses, as well as our TriVascular Endovascular Aortic Repair (EVAR) program. Each transaction is discussed below in further detail.

Auditory

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash. To adjust the carrying value of the disposal group to its fair value, less costs to sell, we recorded a loss of approximately $367 million (pre-tax) in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax benefit of $6 million in the first quarter of 2008 in connection with the closing of the transaction. Under the terms of the agreement, we retained an equity interest in the limited liability companies formed for purposes of operating the Auditory business and drug pump development program. In accordance with Emerging Issues Task Force (EITF) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we are accounting for these investments under the equity method of accounting.

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

Fluid Management and Venous Access

In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Avista Capital Partners for net cash proceeds of approximately $415 million. We recorded a pre-tax gain of $234 million ($129 million after-tax) during the first quarter of 2008 and a tax benefit of $17 million in the third quarter of 2008 associated with this transaction.

TriVascular EVAR Program

In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($35 million after-tax) in the first quarter of 2008.

NOTE I – COMPREHENSIVE INCOME (LOSS)

The following table provides a summary of our comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Net (loss) income	$(62)	$(272)	$358	$(37)
Currency translation adjustment	(38)	11	(7)	36
Net change in derivative financial instruments	111	(69)	83	(74)
Net change in equity investments	(7)	(18)	(16)	(9)
Other			(2)
Comprehensive income (loss)	$4	$(348)	$416	$(84)

NOTE J – WEIGHTED-AVERAGE SHARES OUTSTANDING

The following is a reconciliation of weighted-average shares outstanding for basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2008	2007	2008	2007
Weighted average shares outstanding - basic	1,500.9	1,489.8	1,497.5	1,485.5
Net effect of common stock equivalents			6.9
Weighted average shares outstanding - assuming dilution	1,500.9	1,489.8	1,504.4	1,485.5

Weighted-average shares outstanding, assuming dilution, excludes the impact of 7.0 million common stock equivalents for the third quarter of 2008, 12.5 million for third quarter of 2007, and 14.5 million for the first nine months of 2007 due to our net loss position in those periods.

Additionally, weighted-average shares outstanding, assuming dilution, excludes the impact of 44.5 million stock options for the third quarter of 2008, 45.6 million for the third quarter of 2007, 47.7 million for the first nine months of 2008, and 41.3 million for the first nine months of 2007 due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.

We issued approximately 9.9 million shares of our common stock during the first nine months of 2008, and 10.5 million during the first nine months of 2007 following the exercise of the underlying stock options or vesting of the underlying deferred stock units, or purchase under our employee stock purchase plan. In addition, in the first quarter of 2007, we issued approximately five million shares of our common stock in connection with our acquisition of EndoTex Interventional Systems, Inc.

On May 6, 2008, our shareholders approved an amendment and restatement of our 2003 Long-Term Incentive Plan (LTIP), increasing the number of shares of our common stock available for issuance under the plan by 70 million shares.

NOTE K – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007
Cost of products sold	$4	$6	$16	$14
Selling, general and administrative expenses	20	16	69	60
Research and development expenses	7	7	21	21
	31	29	106	95
Less: income tax benefit	(9)	(9)	(32)	(28)
	$22	$20	$74	$67

NOTE L – INCOME TAXES

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	8.8%	(5.0) %	13.8%
Impact of certain charges*	18.7%	18.0%	0.7%

	Nine Months Ended September 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	27.5%	237.0%	(209.5) %
Impact of certain charges*	(4.2) %	(219.0) %	214.8%

*These charges are taxed at different rates than our effective tax rate.

The changes in our reported tax rates for the third quarter of 2008 and the first nine months of 2008, as compared to the same periods in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2008, these charges included purchased in-process research and development, restructuring-related costs, gains and losses associated with the divestiture of certain non-strategic businesses and investments, intangible asset impairment charges, litigation-related charges,  receipt of an acquisition-related milestone payment, and discrete items associated with the resolution of uncertain tax positions and changes to deferred taxes related to the enactment of Massachusetts state law changes.  In 2007, these charges included changes to the reserve for uncertain tax positions relating to items originating in prior periods, purchased in-process research and development, goodwill write-downs, and charges related to our 2006 acquisition of Guidant Corporation.

Our effective tax rate for 2008 increased as compared to 2007, due primarily to the expiration of the U.S. Research and Development (R&D) tax credit at December 31, 2007 and changes in the geographic mix of our revenues.  Subsequent to the end of the third quarter of 2008, the U.S. R&D tax credit was extended retroactively to January 1, 2008.  Accordingly, our annual benefit for the R&D tax credit will be reflected in the fourth quarter and will reduce our annual effective tax rate for 2008 by approximately two percentage points.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.  At September 30, 2008, we had $1.072 billion of gross unrecognized tax benefits, $403 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards. At December 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $392 million of which, if recognized, would affect our effective tax rate in accordance with currently effective accounting standards. The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions in the first nine months of 2008.

We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized interest expense of $21 million in the third quarters of 2008 and 2007. The total amount of interest and penalties recognized in our accompanying unaudited condensed consolidated statements of operations was $32 million for the first nine months of 2008, including a net release in the first quarter, and $53 million for the first nine months of 2007.  We had $256 million accrued for gross interest and penalties at September 30, 2008 and $264 million at December 31, 2007.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.  During the first nine months of 2008, we resolved various matters in federal, state, and foreign jurisdictions for Guidant and Boston Scientific for the years 1998 to 2005.  We settled multiple federal issues at the IRS examination and Appellate levels, including issues related to

Guidant’s acquisition of Intermedics, Inc.; received favorable foreign court decisions and a favorable outcome related to our foreign research credit claims.  As a result, we decreased our reserve for uncertain tax positions, net of tax payments, by $114 million, inclusive of $32 million of interest and penalties during the first nine months of 2008.

During the second quarter of 2008 we received the Revenue Agents Report for the Guidant 2001 – 2003 federal examination which contained a significant proposed adjustment related primarily to the allocation of income between our U.S. and foreign affiliates.  We disagree with the proposed adjustment and intend to continue to contest this matter through applicable IRS and judicial procedures, as appropriate.   Although the final resolution of the proposed adjustments is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues, with federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $158 million.

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

Our accrual for legal matters that are probable and estimable was $1.299 billion at September 30, 2008 and $994 million at December 31, 2007, and includes estimated costs of settlement, damages and defense.  The increase in our accrual is due primarily to a pre-tax charge of $334 million resulting from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson, which we recorded during the third quarter of 2008. The total amounts accrued relate primarily to Guidant litigation and claims recorded as part of the Guidant purchase price, and to on-going patent-related litigation. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

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

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A trial on both actions was held in late 2000. A jury found that the NIR® stent does not infringe three Cordis patents, but does infringe one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On March 28, 2002, the Court set aside the damage award, but upheld the remainder of the verdict, and held that two of the four patents had been obtained through inequitable conduct in the U.S. Patent and Trademark Office. On May 27, 2005, Cordis filed an appeal on those two patents and an appeal hearing was held on May 3, 2006.  The United States Court of Appeals for the Federal Circuit remanded the case back to the trial court for further briefing and fact-finding by the Court.  On May 16, 2002, the Court also set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. On March 27, 2006, the judge entered judgment in favor of Cordis, and on April 26, 2006, we filed an appeal. A hearing on the appeal was held on October 3, 2007, and a decision was rendered on January 7, 2008, upholding the lower court’s finding of infringement and reversing the finding of invalidity of a second claim. On February 4, 2008, we requested the Court of Appeals rehear the appeal and reverse the lower court’s finding of infringement and/or remand the case to the District Court for a new trial. On April 9, 2008, the Court of Appeals denied   our motion to rehear the appeal and remanded the case to the District Court for consideration of damages and an outstanding invalidity question. On May 8, 2008, Cordis filed a motion for final judgment with the District Court. On July 8, 2008, we filed a Petition for Certiorari before the United States Supreme Court with respect to the infringement decision. The Petition was denied on October 16, 2008. On September 30, 2008, the District Court entered final judgment against us and awarded Cordis $703 million in damages and interest. On October 10, 2008, we appealed the damage award. As a result of the Court’s ruling, we increased our accrual for litigation-related matters by $334 million in the third quarter of 2008. This accrual is in addition to $365 million of previously established accruals.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In this action, the Johnson & Johnson entities requested relief, including provisional relief (a preliminary injunction). In October 1997, Johnson & Johnson’s request for provisional cross-border relief on the patent was denied by the Dutch Court, on the ground that it is “very likely” that the NIR® stent will be found not to infringe the patent. Johnson & Johnson’s appeal of this decision was denied. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. On June 23, 1999, the Dutch Court affirmed that there were no remaining infringement claims with respect to the patent. In late 1999, Johnson & Johnson appealed this decision. On March 11, 2004, the Court of Appeals nullified the Dutch Court’s June 23, 1999 decision and the proceedings have been returned to the Dutch Court. In accordance with its 1999 decision, the Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid but left certain legal issues for the Dutch Court to resolve. A hearing was held on April 25, 2008, and on October 8, 2008, the Dutch Court found the patent valid.

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

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. A bench trial on interfering patent issues was held December 5, 2005 and on September 19, 2006, the Court found there to be no interference. Trial began on October 9, 2007, and, on October 31, 2007, the jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. We filed a motion to overturn the jury verdict. A hearing on post trial motions was held on February 15, 2008, and on February 19, 2008, the Court denied all post-trial motions. We intend to appeal the decision. The Court also ordered the parties to attempt to negotiate a reasonable royalty rate for future sales of the products found to infringe or file further papers with the Court regarding continued infringement. A hearing on prospective relief was held on October 3, 2008.

On March 26, 2002, we and our wholly owned subsidiary, Target Therapeutics, Inc.,  filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. In 2004, the Court granted summary judgment in our favor finding infringement of one of the patents.  On November 14, 2005, the Court denied Cordis’ summary judgment motions with respect to the validity of the patent. Cordis filed a motion for reconsideration and a hearing was held on October 26, 2006. The Court ruled on Cordis’ motion for reconsideration by modifying its claim construction order. On February 7, 2007, Cordis filed a motion for  summary judgment of non-infringement with respect to this patent. On July 27, 2007, the Court denied Cordis’ motion. The Court also modified its claim construction and vacated its earlier summary judgment order finding infringement by the Cordis device. Summary judgment motions with respect to this patent were renewed by both parties and on March 21, 2008, the Court reinstated the order finding infringement. Also, on January 18, 2008, the Court granted our motion for summary judgment that Cordis infringes a second patent in the suit.  Based on this order, we have filed a motion for summary judgment of infringement of the third patent in the suit, as well as a request to add infringement of certain additional claims of the second patent. A hearing on this motion was held on May 9, 2008. On January 25, 2008, the Court also ruled that two of the patents, including one on which summary judgment of infringement had been granted, are not invalid based on prior public or commercial use. On March 21, 2008, the Court granted in part and denied in part our motion for summary judgment of no inequitable conduct. On August 15, 2008, the Court granted our motion for summary judgment relating to infringement. Trial on validity and damages is scheduled to begin on February 25, 2009.

On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us, alleging that our Express 2™ coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2™, Express 2 Express™ Biliary, and Liberté stents infringe a Johnson & Johnson patent and that the Liberté stent infringes a second Johnson & Johnson patent. The juries only determined liability; monetary damages will be determined at a later trial. We filed a motion to set aside the verdict and enter judgment in our favor as a matter of law. On May 11, 2006, our motion was denied. With respect to our counterclaim, a jury found on July 1, 2005 that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic™ and Genesis™ stents infringe our patent. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On May 11, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson filed a motion for reconsideration, which was denied on March 27, 2007. On April 17, 2007, Johnson & Johnson filed a second motion to set aside the verdict and enter judgment in its favor as a matter of law or, in the alternative, request a new trial on infringement. That motion was denied and judgment was entered on September 24, 2007. Both parties have filed an appeal, and a hearing has been scheduled for December 2, 2008.

On March 13, 2003, Boston Scientific Scimed and we filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. We subsequently filed amended and new complaints in the U.S. District Court for the District of Delaware alleging that the Cypher drug-eluting stent infringes an additional four of our patents (the Additional Patents).  In March 2005, we filed a stipulated dismissal as to three of the four Additional Patents. On April 4, 2007, the Court granted summary judgment of non-infringement of the remaining Additional Patent and the parties entered a stipulated dismissal as to the claim of that patent on May 11, 2007. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher drug-eluting stent infringes the original patent and upheld the validity of the patent. The jury determined liability only; any monetary damages will be determined at a later trial. Johnson & Johnson filed a motion to set aside the verdict and enter judgment in its favor as a matter of law. On June 15, 2006, the Court denied Johnson & Johnson’s motion. Johnson & Johnson moved for reconsideration of the Court’s decision. A summary judgment hearing as to the remaining patent asserted in our amended complaint was held on June 14, 2006. A hearing on the reconsideration motion was held on August 10, 2007. On September 24, 2007, the Court denied Cordis’ motion for reconsideration. The Court entered judgment against Cordis and on October 19, 2007, Cordis filed an appeal. A hearing on the appeal was held on November 5, 2008.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. A hearing was held on September 20 and 21, 2007, and a hearing to consider new evidence was held on May 29, 2008. On September 12, 2008, the District Court ruled that a technical expert be appointed. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for April 6, 2009. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We have filed a counterclaim infringement action in Italy and an infringement action in Germany.  On August 5, 2008, the District Court of Dusseldorf stayed the proceedings in the German infringement action pending a decision from the District Court of Brussels.

On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity stent, Bx Sonic stent, Cypher stent, Cypher Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and granted injunctive relief. On June 23, 2005, the District Court in Assen, The Netherlands stayed enforcement of the injunction. On October 12, 2005, a Dutch Court of Appeals overturned the Assen court’s ruling and reinstated the injunction against the manufacture, use and sale of the Cordis products in The Netherlands. Damages for Cordis’ infringing acts in The Netherlands would be determined at a later date. Cordis appealed the validity and infringement ruling by The Hague Court. A hearing on this appeal was held on November 2, 2006 and a decision was received on March 15, 2007, finding the patent valid but not infringed. We appealed the Court’s decision. A hearing on the appeal is expected during the first quarter of 2009.

On October 15, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® drug-eluting stent infringes one of our German utility models. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on April 1, 2005 and on July 15, 2005, the Court indicated that it would appoint a technical expert. The expert’s opinion was submitted to the Court on September 19, 2006. A hearing was held on September 21, 2007 in Mannheim, Germany. On August 26, 2008, we withdrew the suit.

On December 30, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher drug-eluting stent infringes one of our German utility models. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. A hearing was held on December 1, 2005. In January 2006, the judge rendered a decision of non-infringement. On January 29, 2006, Boston Scientific Scimed appealed the judge’s decision. On February 15, 2007, the Court decided to appoint a technical expert. On August 26, 2008, we withdrew the suit.

On November 29, 2007, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher and Cypher Select drug-eluting stents infringe one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on August 8, 2008. On October 17, 2008, the Court ruled that a court expert be appointed to evaluate infringement.

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

On January 15, 2008, Johnson & Johnson Inc. filed a suit for patent infringement against us alleging that the sale of the Express, Express2 and TAXUS Express2 stent delivery systems infringe two Canadian patents owned by Johnson & Johnson. Suit was filed in The Federal Court of Canada seeking a declaration of infringement, monetary damages and injunctive relief.

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

On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, will infringe a U.S. patent owned by them. The suit was filed in the United States District Court of Delaware seeking monetary and injunctive relief.

Litigation with Medtronic, Inc.

On March 1, 2006, Medtronic Vascular, Inc. filed suit against Boston Scientific Scimed and us, alleging that our balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On April 25, 2006, we answered and filed a counterclaim seeking a declaratory judgment of invalidity and non-infringement. A trial was held in May 2008. On May 27, 2008, the Court found one of the patents not infringed. On the same date, the jury found the other three patents valid and infringed, awarding Medtronic $250 million in damages. On July 11, 2008, the Court granted our motion that certain accused products did not infringe one of the patents and ordered the parties to submit a new damage calculation. On July 21, 2008, Medtronic and we agreed that the Court’s ruling reduced the damages by approximately $64 million. On July 16, 2008, Medtronic moved for reconsideration of the Court’s ruling. The Court heard evidence on certain of our legal and equitable defenses on July 31, 2008. At the hearing, the Court denied Medtronic’s motion for reconsideration. On August 29, 2008, the Court found two Medtronic patents unenforceable for inequitable conduct and set new damages at $19 million. We plan to file an appeal on the remaining issue.

On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we are seeking a declaratory judgment of patent invalidity and of non-infringement by our PROMUS coronary stent system relating to two U.S. patents owned by Medtronic. On July 30, 2008, Medtronic moved to amend its complaint to add us as a defendant and to allege infringement by the sale of PROMUS stent systems in the United States. A hearing on the motion was held on September 3, 2008, and on September 5, 2008, we were added as a defendant. On July 30, 2008, we filed a motion for summary judgment and on July 31, 2008, Medtronic filed a motion for summary judgment. Both motions were heard on September 24, 2008. Trial is scheduled to begin on July 27, 2009.

On August 12, 2008, we filed suit for patent infringement against Medtronic, Inc. and certain of its subsidiaries alleging that the sale of certain balloon catheters and stent delivery systems infringe four U.S. patents owned by us. The complaint was filed in the United States District Court for the Northern District of California seeking monetary and injunctive relief. On October 2, 2008, Medtronic filed its answer denying the allegations, along with the filing of a declaratory judgment counterclaim.

On August 12, 2008, we and Endovascular Technologies, Inc. filed suit for patent infringement against Medtronic, Inc. and certain of its subsidiaries alleging that the sale of Medtronic’s AAA products infringe ten U.S. patents owned by the us. The complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, seeking monetary and injunctive relief. On September 26, 2008, Medtronic filed its answer, denying the allegations. A trial has been scheduled for March 1, 2010.

On August 13, 2008, Medtronic, Inc. and certain of its subsidiaries filed suit for patent infringement against us, Boston Scientific Scimed, Inc., Abbott and certain of Abbott’s subsidiaries alleging infringement of one U.S. patent owned by them. The complaint was filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary and injunctive relief. On September 2, 2008, Medtronic filed an amended complaint adding a second patent to the suit. We expect to file our answer by December 1, 2008, denying the allegations.

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

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. We appealed the Court’s decision in December 2003. A hearing on the appeal was held on August 17, 2006. On December 14, 2006, a decision was rendered upholding the trial court ruling. We appealed the Court’s decision on March 14, 2007. On May 25, 2007, Medinol moved to dismiss our appeal. We expect a decision on our appeal during the first quarter of 2009.

On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our PROMUS coronary stent system infringes five U.S. patents, three European patents and two German patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. As a result, we do not expect the outcome of this proceeding to have a material impact on the continued sale of the PROMUS stent system. On June 29, 2008, the parties agreed that we can sell PROMUS stent systems in the United States supplied to us by Abbott. On July 31, 2008, Medinol filed a motion for summary judgment alleging our PROMUS stent infringes certain claims of one German patent and on the same day we filed a motion to dismiss. On October 6, 2008, both motions were denied. A hearing on the European and German patents is scheduled to begin May 11, 2009.

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

On September 27, 2004, Target Therapeutics and we filed suit for patent infringement against Micrus Corporation alleging that certain detachable embolic coil devices infringe two U.S. patents exclusively licensed to Target Therapeutics. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On November 16, 2004, Micrus answered and filed counterclaims seeking a declaration of invalidity, unenforceability and noninfringement and included allegations of infringement against us relating to three U.S. patents owned by Micrus, and antitrust and state law violations. On January 10, 2005, we filed a motion to dismiss certain of Micrus’ counterclaims, and on February 23, 2005, the Court granted a request to stay the proceedings pending a reexamination of our patents by the U.S. Patent and Trademark Office. On February 23, 2006, the stay was lifted. Subsequently, Micrus provided a covenant not to sue us with respect to one of the Micrus patents. On March 21, 2008, the Court rendered its claim construction ruling regarding the various patents at issue. On June 19, 2008, the Court granted in part and denied in part our motion to dismiss, and dismissed with leave to amend Micrus’s claims for disparagement and intentional interference with economic advantages. On August 6, 2008, we reached an agreement in principle with Micrus to resolve this matter. On September 4, 2008, the parties signed a definitive settlement agreement and on October 8, 2008, the case was formally dismissed.

On April 4, 2005, Angiotech and we filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted claims were infringed and valid, and provided for injunctive and monetary relief. On July 13, 2006, Sahajanand appealed the Court’s decision. A hearing on the appeal was held on March 13, 2008, and a decision has not yet been rendered.

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

On April 4, 2007, SciCo Tec GmbH filed suit against us alleging certain of our balloon catheters infringe a U.S. patent owned by SciCo Tec GmbH.  The suit was filed in the U. S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On May 10, 2007, SciCo Tec filed an amended complaint based on similar allegations as those pled in the original complaint and alleging certain additional balloon catheters and stent delivery systems infringe the same patent. On May 14, 2007, we answered, denying the allegations of the first complaint. On May 29, 2007, we responded to the amended complaint and filed a counterclaim seeking declaratory judgment of invalidity and non-infringement with respect to the patent at issue. A trial has been scheduled for February 9, 2009.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Medizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH.  The suit was filed in Mannheim, Germany. We answered the complaint, denying the allegations and filed a nullity action against SciCo Tec relating to one of its German patents. A hearing on the merits in the infringement action was held on February 12, 2008 and on April 1, 2008, the Court decided to appoint a technical expert.

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 8, 2006, we filed an answer, denying the allegations of the complaint. Trial began on February 5, 2008. On February 11, 2008, the jury found that our TAXUS® Express and TAXUS® Liberté® stent products infringe Dr. Saffran’s patent and that the patent is valid.  No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. We believe the jury verdict is unsupported by both the evidence and the law. On July 9, 2008, the Court denied our post trial motions to reverse the jury verdict. On August 5, 2008, we filed an appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. On February 21, 2008, Dr. Saffran filed a new complaint alleging willful infringement by the continued sale of the TAXUS stent products and on March 12, 2008, we answered denying the allegations.

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

On August 6, 2008, Boston Scientific Scimed and we filed suit against Wall Cardiovascular Technologies, in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity and unenforceability due to inequitable conduct and prosecution history laches of a U.S. patent owned by them, and of non-infringement of the patent by our PROMUS coronary stent system. On October 9, 2008, Wall filed a motion to dismiss.

On July 2, 2008, Cardio Access LLC filed suit against us alleging infringement of a patent related to an intra-aortic balloon access cannula owned by them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On October 31, 2008, Cardio Access dismissed its case against us with prejudice.

On October 15, 2007, CryoCath Technologies, Inc. filed suit for patent infringement against CryoCor, Inc. (acquired by Boston Scientific Scimed on May 28, 2008) alleging that cryoconsoles and cryoablation catheters sold by CryoCor infringe certain of CryoCath’s patents. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary damages and injunctive relief. On December 5, 2007, CryoCor answered the complaint, denying allegations of infringement and filing a counterclaim requesting a declaratory judgment that the patents are not infringed, are invalid, and are unenforceable. On September 23, 2008, the parties signed a settlement agreement and on September 25, 2008, the suit was dismissed. Two of the patents asserted by CryoCath are also involved in interference proceedings provoked by CryoCor. The interferences are on-going at the U.S. Patent and Trademark Office.

On January 15, 2008, CryoCor and AMS Research Corporation (“AMS”) filed a statement of claim in Canada alleging that CryoCath’s cryoablation catheters and cryoconsole infringe certain Canadian patents licensed by CryoCor. The suit seeks injunctive relief and monetary damages. CryoCath answered on April 23, 2008, denying all allegations and raising other defenses. On September 23, 2008, the parties signed a settlement agreement and on September 25, 2008, the suit was dismissed.

On January 15, 2008, CryoCor and AMS filed a suit for patent infringement against CryoCath alleging that Cryocath’s cryosurgical products, including its cryoconsole and cryoablation catheters, infringe three patents exclusively licensed to CryoCor. The suit was filed in the U.S. District Court for the District of Delaware, and seeks monetary damages and injunctive relief. On February 4, 2008, CryoCath answered the complaint, denying the allegations and counterclaiming for a declaratory judgment that the patents are invalid and non-infringed, as well as alleging antitrust violations, deceptive and unfair business practices and patent infringement by CryoCor of a CryoCath patent. On May 19, 2008, the parties stipulated to a stay of the action pending resolution of a related proceeding in the International Trade Commission. On September 23, 2008, the parties signed a settlement agreement and on September 25, 2008, the suit was dismissed.

On February 28, 2008, CryoCor and AMS brought a complaint in the International Trade Commission alleging that Cryocath’s cryosurgical products, including its cryoconsole and cryoablation catheters, infringe three patents exclusively licensed to CryoCor. CryoCor and AMS are seeking an order to exclude entry into the United States of any of CryoCath’s products found to infringe the patents. CryoCath filed an answer on April 29, 2008, denying all allegations in the complaint. On September 23, 2008, the parties signed a settlement agreement. On September 25, 2008, the parties filed a joint motion to terminate the action, which became effective on November 6, 2008.

On August 7, 2008, Thermal Scalpel LLC filed suit against us and numerous other medical device companies alleging infringement of a patent related to an electrically heated surgical cutting instrument exclusively licensed to them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and other further relief. On October 15, 2008, we answered the complaint denying the allegations.

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

On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA) and Department of Labor Regulations. Similar actions were filed on January 26, February 8, February 14, February 23 and March 3, 2006. On April 3, 2006, the Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA. The complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants because they knew or should have known that the value of the Company’s stock was artificially inflated and was not a prudent investment for the 401(k) Plan. The complaint seeks equitable and monetary relief. Defendants filed a motion to dismiss on October 10, 2006, which was denied by the Court on August 27, 2007. On March 7, 2008, plaintiffs filed a motion for class certification. Defendants filed their opposition to plaintiffs’ class certification motion on May 28, 2008, and plaintiffs’ filed their reply on August 8, 2008. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. Defendants filed their opposition to Hochstadt’s intervention motion on July 14, 2008. On November 3, 2008, the Court denied Plaintiffs’ motion to certify a class, denied Hochstadt’s motion to intervene, and dismissed the action.

On June 12, 2003, Guidant announced that its subsidiary, EndoVascular Technologies, Inc. (EVT), had entered into a plea agreement with the U.S. Department of Justice relating to a previously disclosed investigation regarding the ANCURE ENDOGRAFT System for the treatment of abdominal aortic aneurysms. In connection with the plea agreement, EVT entered into a five year Corporate Integrity Agreement (“CIA”) with the Office of the Inspector General of the United States Department of Health and Human Services. A final annual report was due on August 30, 2008, and was timely submitted. Subject to review of the final annual report, the CIA effectively expired on June 30, 2008, in accordance with its terms.

At the time of the EVT plea agreement, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE System. Subsequent to the EVT plea, Guidant was notified of additional claims and served with additional complaints. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Currently, Guidant has 10 suits outstanding, and more suits may be filed. The complaints seek damages, including punitive damages. The complaints are in various stages of discovery. Two other suits in which the Court awarded Guidant summary judgment are being appealed by the plaintiffs. Additionally, Guidant has been notified of over 130 unfiled claims that are pending. The cases generally allege the plaintiffs suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud. Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. A trial has not yet been scheduled in either case. On March 23, 2007, the Court in the Indiana lawsuit granted Guidant and its affiliates’ motion for partial summary judgment regarding Allianz’s duty to defend, finding that Allianz breached its duty to defend 41 ANCURE lawsuits. On April 19, 2007, Allianz filed a notice of appeal of that ruling. The Indiana appeal was heard on March 25, 2008, and on April 17, 2008, the Court of Appeals reversed the partial summary judgment ruling finding instead that Allianz did not have a duty to defend. Guidant will seek review from the Indiana Supreme Court. On July 11, 2007, the Illinois court entered a final partial summary judgment ruling in favor of Allianz. Guidant appealed the Court’s ruling on August 9, 2007. Both lawsuits are currently partially stayed in the trial courts pending the outcome of the respective appeals. Oral argument for the appeal before the Illinois Court of Appeals is presently set for December 2, 2008.

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

Approximately 76 product liability class action lawsuits and more than 2,260 individual lawsuits involving approximately 5,551 individual plaintiffs are pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 244 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering up to 8,550 patient claims, including all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. We have made payments of $20 million related to the MDL settlement and, if certain agreed-upon requirements are met, may make substantially all of the remaining $220 million payment during the fourth quarter of 2008.

We are aware of more than eighteen (18) Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions. A hearing on whether the first of these putative class actions should be certified as a class was held in mid-January 2008 and on April 10, 2008, the Court certified a class of all persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. Guidant has moved for leave to appeal the Court’s class-certification decision, and a hearing was held on Guidant’s motion on August 15, 2008. The second of these putative class actions encompasses all persons in whom pacemakers were implanted in Canada and involves claims similar to the defibrillator class action. A hearing on whether the pacemaker putative class action should be class certified has been rescheduled and will likely take place in December 2008.

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

In April 2006, sixty-one former employees sued Guidant in the U.S. District Court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when it terminated their employment in the fall of 2004 as part of a reduction in force. All but one of the plaintiffs in the federal court action signed a full and complete release of claims that included any claim based on age discrimination, shortly after their employments ended in 2004. The parties filed cross motions for summary judgment on the issue of validity of the releases. A hearing was held on February 21, 2007. On April 4, 2007, the Court issued a decision in which it held that the releases did not bar the plaintiffs from pursuing their claims of age discrimination against Guidant. On April 30, 2007, Guidant moved the District Court for permission to appeal this decision to the United States Court of Appeals for the Eighth Circuit, but on July 18, 2007, the Court of Appeals declined to accept our appeal. In August 2007, counsel for the plaintiffs voluntarily dismissed two of their clients from the case, leaving a total of fifty-nine individual plaintiffs, and moved the District Court for preliminary certification of the matter as a class action. On September 28, 2007, the Court granted plaintiffs’ motion for preliminary certification of their proposed class. Following the preliminary certification, notice was communicated to other potential class members of their right to join the class and 47 former employees of Guidant have exercised that right. Two of these additional plaintiffs have since dismissed their claims from the lawsuit. As a result, the class currently consists of 104 individual plaintiffs. Discovery was substantially completed on July 31, 2008 and the deadline for a motion to decertify the class and any additional motions for summary judgment is May 1, 2009. The case is to be ready for trial on August 1, 2009. On October 8 and 9, 2008, we negotiated a tentative settlement with plaintiffs’ counsel subject to preparation of a definitive settlement agreement and consent of the plaintiffs.

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

On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS (“Guidant France”) had agreed with the four other main suppliers of implantable cardiac defibrillators (“ICDs”) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. Guidant France filed a response to the Statement of Objections on March 29, 2007. On June 25, 2007, a further report by the case handler at the Competition Council was issued addressing the defendants’ responses and recommending that the Council pursue the alleged violation of competition law. Guidant France filed its full defense with the Council in August 2007. A hearing before the Council was held on October 11, 2007. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. Guidant France did not appeal the decision of the Competition Council but other defendants did. In reaction, the French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On February 26, 2008, Guidant France joined the appellate proceedings. Written arguments are now due to the appellate court by January 14, 2009. A trial has been scheduled for February 17, 2009.

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

On October 16, 2008, we received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance and Senator Herb Kohl, Chairman, United States Senate Special Committee on Aging, requesting information regarding payments made to the Cardiovascular Research Foundation, Columbia University and certain affiliated individuals. Additionally, the letter requests information regarding the COURAGE trial. We are cooperating with the request.

On October 23, 2008, we received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance, requesting certain information regarding payments made to certain psychiatrists, including those who may serve as leaders of professional societies or those who may serve as authorities for developing and modifying the diagnostic criteria for mental illness. We are cooperating with the request.

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

On May 8, 2008, certain shareholders of CryoCor, Inc. filed a lawsuit in the Superior Court of the State of California, County of San Diego, against CryoCor, its directors and us. The lawsuit alleged that the directors of CryoCor breached their fiduciary duties to their shareholders by approving the sale of the company to us and that we aided and abetted in the breach of fiduciary duties. On September 19, 2008, the suit was dismissed by the Court. Plaintiffs have agreed not to appeal the decision and we have agreed not to seek to recover costs.

On July 14, 2008, we received a subpoena from the State of New Hampshire, Office of the Attorney General, requesting information in connection with our refusal to sell medical devices or equipment intended to be used in the administration of spinal cord stimulation trials to practitioners other than practicing medical doctors. We are cooperating with the request.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our products. We are cooperating with the request.

On October 24, 2008, we received a letter from the U.S. Department of Justice (“DOJ”) informing us of an investigation relating to surgical cardiac ablation system devices to treat atrial fibrillation. We intend to cooperate with the investigation.

FDA Warning Letters

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. The FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System

Regulations. The FDA has approved the majority of our requests for final approval of Class III submissions previously on hold due to the corporate warning letter and is currently reviewing our requests for Certificates to Foreign Governments (CFGs). The corporate warning letter remains in place pending final remediation of certain Medical Device Report (MDR) filing issues, which we are actively working with the FDA to resolve.

In August 2007, we received a warning letter from the FDA regarding the conduct of clinical investigations associated with our abdominal aortic aneurysm (AAA) stent-graft program acquired from TriVascular, Inc. We implemented a comprehensive plan of corrective actions regarding the conduct of our clinical trials and informed the FDA that we have finalized commitments made as part of our response. On July 31, 2008, the FDA notified Boston Scientific that no further actions were required relative to this warning letter. We terminated the TriVascular AAA development program in 2006.

NOTE N – SEGMENT REPORTING

In the first quarter of 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. We now have three reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. We combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. Each of our reportable segments generates revenues from the sale of medical devices. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. We exclude from segment income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to acquisitions, divestitures, litigation, restructuring activities, and intangible asset impairment charges, as well as amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2008	2007	2008	2007

Net sales

United States	$1,125	$1,111	$3,330	$3,397
EMEA	427	412	1,344	1,335
Inter-Continental	359	391	1,094	1,100
Net sales allocated to reportable segments	1,911	1,914	5,768	5,832

Sales generated from divested businesses	12	133	58	408
Currency exchange	55	1	222	(36)
	$1,978	$2,048	$6,048	$6,204

(Loss) income before income taxes

United States	$244	$281	$778	$906
EMEA	206	213	644	699
Inter-Continental	185	213	577	577
Operating income allocated to reportable segments	635	707	1,999	2,182

Manufacturing operations	(99)	(152)	(290)	(460)
Corporate expenses and currency exchange	(112)	(109)	(278)	(381)
Acquisition-, divestiture-, litigation-, restructuring-related and intangible asset impairment net charges	(265)	(438)	(109)	(458)
Amortization expense	(131)	(155)	(410)	(467)
Operating income (loss)	28	(147)	912	416
Other expense	(96)	(112)	(418)	(389)
	$(68)	$(259)	$494	$27

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

Financial Summary

Three Months Ended September 30, 2008

Our net sales for the third quarter of 2008 were $1.978 billion, as compared to $2.048 billion for the third quarter of 2007, a decrease of $70 million or three percent. See Quarterly Results section below for a discussion of our net sales. Our reported net loss for the third quarter of 2008 was $62 million, or $0.04 per share, as compared to a net loss of $272 million, or $0.18 per share, for the third quarter of 2007. Our reported results for the third quarter of 2008 included litigation-related charges, acquisition- and divestiture-related net credits, restructuring charges and restructuring-related costs, and intangible asset impairments (after-tax) of $211 million consisting of:

•	a $266 million ($334 million pre-tax) charge resulting from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson;
•	a $184 million ($250 million pre-tax) gain related to the receipt of an acquisition-related milestone payment from Abbott Laboratories;
•	an $8 million credit, on both a pre-tax and after-tax basis, to purchased in-process research and development;
•	a $17 million income tax benefit associated with our previous sale of non-strategic businesses;
•	$25 million ($34 million pre-tax) of costs associated with our restructuring-related activities; and
•	$129 million ($155 million pre-tax) of intangible asset impairment charges.

Our reported results for the third quarter of 2007 included acquisition- and divestiture-related charges (after-tax) of $435 million, consisting of: a loss of approximately $352 million (on both a pre-tax and after-tax basis) attributable principally to the writedown of goodwill in connection with the sale of our auditory and drug pump businesses; $75 million (on both a pre-tax and after-tax basis) of in-process research and development acquired from Remon Medical Technologies, Inc. during the quarter; and $8 million ($10 million pre-tax) of integration costs related to our 2006 acquisition of Guidant Corporation.

Nine Months Ended September 30, 2008

Our net sales for the first nine months of 2008 were $6.048 billion, as compared to $6.204 billion for the first nine months of 2007, a decrease of $156 million or three percent. See Quarterly Results section below for a discussion of our net sales. Our reported net income for the first nine months of 2008 was $358 million, or $0.24 per share, as compared to a net loss of $37 million, or $0.02 per share, for the first nine months of 2007. Our reported results for the first nine months of 2008 included litigation-related charges, acquisition- and divestiture-related net credits, restructuring charges and restructuring-related costs and intangible asset impairments (after-tax) of $172 million, consisting of:

•	a $266 million charge ($334 million pre-tax) resulting from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson;
•	a $184 million gain ($250 million pre-tax) related to the receipt of an acquisition-related milestone payment from Abbott Laboratories;
•	$21 million, on both a pre-tax and after-tax basis, of purchased in-process research and development;
•	$132 million ($250 million pre-tax) of net gains associated with the sale of our non-strategic businesses;
•	$72 million ($99 million pre-tax) of costs associated with our restructuring-related activities; and
•	$129 million ($155 million pre-tax) of intangible asset impairment charges.

Our reported results for the first nine months of 2007 included acquisition- and divestiture-related charges (after-tax) of $456 million, consisting of: a loss of approximately $352 million (on both a pre-tax and after-tax basis) attributable principally to the writedown of goodwill in connection with the sale of our auditory and drug pump businesses; $72 million (on both a pre-tax and after-tax basis) of purchased in-process research and development charges; and $34 million ($42 million pre-tax) in Guidant acquisition-related charges, including integration costs and a fair value adjustment to the sharing of proceeds feature of the Abbott stock purchase, discussed in further detail in our 2007 Annual Report on Form 10-K.

Business and Market Overview

Coronary Stent Business

Coronary stent revenue represented approximately 23 percent of our consolidated net sales during the third quarter of 2008, as compared to 25 percent in the third quarter of 2007. We estimate that the worldwide coronary stent market will approximate $4.8 billion in 2008, as compared to approximately $5.0 billion in 2007, and estimate that drug-eluting stents will represent approximately 80 percent of the dollar value of worldwide coronary stent market sales in 2008, as they did in 2007. Market size is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed; the number of devices used per procedure; average drug-eluting stent selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). Uncertainty regarding the safety and efficacy of drug-eluting stents, as well as the increased perceived risk of late stent thrombosis1 following the use of drug-eluting stents, has contributed to a decline in the worldwide drug-eluting stent market size as compared to prior years. However, more recent data addressing the risk of late stent thrombosis and supporting the safety of drug-eluting stent systems appear to have had a favorable effect on the size of the drug-eluting stent market, as cardiologists regain confidence in this technology. The third quarter of 2008 represented the third consecutive quarter of increasing penetration rates in the U.S., estimated to be 70 percent for the third quarter of 2008. In addition, U.S. PCI procedural volume increased five percent during the third quarter of 2008, as compared to the third quarter of 2007. We believe that these trends indicate that the health of the U.S. drug-eluting stent market is steadily improving.

The following are the components of our worldwide coronary stent system sales:

1   Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

(in millions)	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	U.S.	International	Total	U.S.	International	Total
Drug-eluting
TAXUS®	$112	$159	$271	$240	$201	$441
PROMUS™	97	28	125		7	7
	209	187	396	240	208	448
Bare-metal	19	31	50	28	31	59
	$228	$218	$446	$268	$239	$507

In July of 2008, Abbott Laboratories launched its XIENCE™ V everolimus-eluting coronary stent system, and, simultaneously, we launched our PROMUS™ everolimus-eluting coronary stent system, supplied to us by Abbott. As of the closing of Abbott’s acquisition of Guidant’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to use the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position. However, under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS stent system is significantly lower than that of our TAXUS stent system. Therefore, if sales of our PROMUS stent system continue to increase in relation to our total drug-eluting stent system sales, our gross profit margins will continue to decrease. In addition, we are reliant on Abbott for our supply of PROMUS stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our PROMUS stent system supply may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS stent systems from Abbott is sufficient to meet our current launch plans.

Further, our supply agreement with Abbott for PROMUS stent systems extends through the fourth quarter of 2009 in Europe (subject to a possible extension by the European Commission) and through the end of the second quarter of 2012 in the U.S. and Japan. We are incurring incremental costs and expending incremental resources in order to develop and commercialize additional products utilizing everolimus-eluting stent technology and to support an internally developed and manufactured next-generation everolimus-eluting stent system. We expect that this stent system, the PROMUS™ Element™ stent system, will have gross profit margins more comparable to our TAXUS stent system and will improve our overall gross profit margin once launched. We expect to launch PROMUS Element in Europe in late-2009 and in the U.S. and Japan during mid-2012. Our product pipeline also includes the TAXUS® Liberté® and TAXUS® Element™ coronary stent systems. We received FDA approval for our TAXUS Liberté stent system in October 2008. We plan to launch the TAXUS Liberté stent system in the U.S. in the fourth quarter of 2008, following the launch of our new TAXUS Express2™ Atom™ drug-eluting coronary stent system, which was approved by the FDA in September 2008. We expect to launch our TAXUS Liberté drug-eluting stent system in Japan during the first half of 2009, and our first-generation PROMUS everolimus-eluting coronary stent system during the second half of 2009 in Japan. We expect to launch our TAXUS Element stent system in Europe during the fourth quarter of 2009 and in the U.S. in mid-2011.

During the third quarter of 2008, U.S. sales of our drug-eluting stent systems declined $31 million, or 13 percent, to $209 million from $240 million during the third quarter of 2007, due primarily to a decrease in our share of the market as a result of recent competitive launches, including the XIENCE V stent system in July 2008 and Medtronic, Inc.’s Endeavor® zotarolimus-eluting coronary stent system in the first quarter of 2008. We believe that our share of the U.S. drug-eluting stent market was 45 percent for the third quarter of 2008, as compared to 56 percent for the third quarter of 2007.  In addition, the average selling price of our TAXUS stent system in the U.S. for the third quarter of 2008 declined approximately seven percent as compared to the same period in the prior year. We expect that unit prices may continue to be impacted as a result of increased competition. Our international drug-eluting stent system net sales decreased $21 million, or ten percent, for the third quarter of 2008 as compared to the third quarter of 2007. The decrease was driven primarily by declines in our share of the drug-eluting stent market in Japan. The third quarter of 2007 represented the first full quarter of sales of our TAXUS Express2 drug-eluting stent system in Japan, resulting in significant initial market share gains. Our market share declined in the fourth quarter of 2007, but has remained stable at approximately 45 percent in Japan for the last three consecutive quarters.

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

We believe that we can sustain our leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	our two drug-eluting stent platform strategy, including our TAXUS® paclitaxel-eluting and PROMUS™ everolimus-eluting coronary stent systems;

•	the broad and consistent long-term results of our TAXUS clinical trials, including up to five years of clinical follow up, and the favorable results of the XIENCE/PROMUS clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including opportunities to expand indications for use;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, marketing and manufacturing capabilities.

However, a further decline in revenues from our drug-eluting stent systems could continue to have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•	the entry of additional competitors into the market, including the recent approval of two competitive products in the U.S.;

•	our ability to successfully launch next-generation products and technology features, including our TAXUS® Liberté® paclitaxel-eluting stent system, in the U.S. market;

•	physician and patient confidence in our technology and attitudes toward drug-eluting stents, including the continued abatement of prior concerns regarding the risk of late stent thrombosis;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed, average number of stents used per procedure, and average selling prices of drug-eluting stent systems;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcomes of intellectual property litigation;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.

Cardiac Rhythm Management Products

Cardiac rhythm management (CRM) product revenue represented approximately 29 percent of our consolidated net sales for the third quarter of 2008, as compared to approximately 25 percent for the third quarter of 2007. We estimate that the worldwide CRM market will approximate $10.8 billion in 2008, as compared to approximately $10.1 billion in 2007, and estimate that U.S. implantable cardioverter defibrillator (ICD) system sales will represent approximately 40 percent of the worldwide CRM market in 2008, as they did in 2007.

The following are the components of our worldwide CRM product sales:

(in millions)	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
	U.S.	International	Total	U.S.	International	Total
ICD systems	$291	$132	$423	$261	$111	$372
Pacemaker systems	86	63	149	82	63	145

	$377	$195	$572	$343	$174	$517

Our U.S. sales of CRM products for the third quarter of 2008 increased $34 million, or 10 percent, as compared to the third quarter of 2007.  Our U.S. sales benefited from growth in the U.S. CRM market and from the successful launch of our next-generation COGNIS™ cardiac resynchronization therapy defibrillator (CRT-D) and TELIGEN™ ICD systems in August, as well as the launches of our CONFIENT™ ICD system, the LIVIAN CRT-D system, and the ALTRUA™ family of pacemaker systems earlier in the year. Our international ICD system sales increased $21 million, or 19 percent, in the third quarter of 2008, as compared to the third quarter of 2007, due primarily to an increase in the size of the international ICD market.  However, our net sales and market share in Japan have been negatively impacted as we move to a direct sales model in Japan and, until we fully implement this model, our net sales and market share in Japan may continue to be negatively impacted.

Worldwide CRM market growth rates over the past two years, including the U.S. ICD market, have been below those experienced in prior years, resulting primarily from previous industry field actions and from a lack of new indications for use. While we have begun to see increased rates of market growth and expect that growth rates in the worldwide CRM market will improve over time, there can be no assurance that the market will return to its historical growth rates or that we will be able to increase net sales in a timely manner, if at all. The most significant variables that may impact the size of the CRM market and our position within that market include:

•	our ability to increase the trust and confidence of the implanting physician community, the referring physician community and prospective patients in our technology;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology in the U.S. market, including our next-generation INGENIO™ pacemaker system;

•	the successful conclusion and positive outcomes of on-going clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches;

•	average selling prices and the overall number of procedures performed; and

•	the outcome of legal proceedings related to our CRM business.

We continue to execute on our product pipeline, with more than a dozen new CRM product approvals thus far in 2008. We plan to launch our next-generation pacemaker, the INGENIO™ pacemaker system in both the U.S. and Europe in the second half of 2010 or first half of 2011. We believe that these launches position us for sustainable growth within the worldwide CRM market.

Regulatory Compliance

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. The FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved the majority of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and is currently reviewing our requests for Certificates to Foreign Governments (CFGs). We have since received approval to market the following new products in the U.S.:

•	TAXUS® Express[2]™ Atom™ Paclitaxel-Eluting Coronary Stent System, designed for treating small coronary vessels;
•	TAXUS® Liberté® Paclitaxel-Eluting Coronary Stent System, our second-generation drug-eluting stent system; and
•	Carotid WALLSTENT® Monorail® Endoprosthesis, a less-invasive alternative to surgery for treating carotid artery disease.

In addition, the FDA approved the use of our TAXUS® Express2™ Paclitaxel-Eluting Coronary Stent System for the treatment of in-stent restenosis2 (ISR) in bare-metal stents, the first ISR approval granted by the FDA.

The corporate warning letter remains in place pending final remediation of certain Medical Device Report (MDR) filing issues, which we are actively working with the FDA to resolve. This remediation will result in

2 In-stent restenosis is re-narrowing of the vessel inside a stent.

incremental medical device and vigilance reporting, which could adversely impact physician perception of our products.

Strategic Initiatives

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal is to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital improvements and our people that are essential to our long-term success. We expect these initiatives to help provide better focus on our core businesses and priorities, which will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. Our plan is to reduce R&D and selling, general and administrative (SG&A) expenses by $475 million to $525 million against a $4.1 billion baseline, which represented our estimated annual R&D and SG&A expenses at the time we committed to these initiatives in 2007. This range represents the annualized run rate amount of reductions we expect to achieve as we exit 2008, as the implementation of these initiatives is taking place throughout the year; however, we expect to realize the majority of these savings in 2008. In addition, we expect to reduce our R&D and SG&A expenses by an additional $25 million to $50 million in 2009.

Restructuring

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which we anticipate will result in the elimination of approximately 2,300 positions worldwide. The plan is intended to bring expenses in line with revenues as a part of our initiatives to enhance short- and long-term shareholder value. We initiated activities under the plan in the fourth quarter of 2007 and expect to be substantially complete worldwide by the end of 2009.   Refer to Quarterly Results and Note G – Restructuring-related Activities to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for information on restructuring-related activities and costs.

Divestitures

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sale in 2008, as discussed below. We received pre-tax proceeds of approximately $1.3 billion from the sale of these businesses and our TriVascular Endovascular Aortic Repair (EVAR) program, and eliminated an additional 2,000 positions in connection with these divestitures.

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics Corporation in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash.  In connection with the sale, we recorded a loss of $367 million (pre-tax) in 2007, attributable primarily to the write-down of goodwill. In addition, we recorded a tax benefit of $6 million in the first quarter of 2008 in connection with the closing of the transaction. Also in January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses for net cash proceeds of approximately $705 million. In connection with the sale, we recorded a pre-tax loss of $193 million in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax expense of $56 million in the first quarter of 2008 in connection with the closing of the transaction. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses for net cash proceeds of approximately $415 million.  We recorded a pre-tax gain of $234 million ($129 million after-tax) during the first quarter of 2008 and a tax benefit of $17 million in the third quarter of 2008 associated with this transaction.

Further, in March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($35 million after-tax) in the first quarter of 2008.

In June 2008, as part of our initiative to monetize non-strategic investments, we signed definitive agreements to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with this investment monetization initiative and the sale of other non-strategic investments, we recognized net pre-tax gains of $15 million ($9 million after-tax) in the third quarter of 2008, partially offsetting pre-tax losses of $96 million recognized in the second quarter. Refer to our Other, net discussion, as well as Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information on our investment portfolio activity.

Quarterly Results

Net Sales

In the first quarter of 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. We now have three reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. We combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. We exclude net sales related to divested businesses from the net sales of our reportable segments. The following tables provide our third quarter and year to date net sales by region and the relative changes on an as reported and constant currency basis. We have reclassified previously reported 2007 results to be consistent with the 2008 presentation.

			Change
	Three Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2008	2007	Basis	Basis

United States	$1,125	$1,111	1%	1%

EMEA	472	426	11%	4%
Inter-Continental	369	378	(2%)	(8%)
International	841	804	5%	(2%)

Sub-total	1,966	1,915	3%	0%

Divested Businesses	12	133	N/A	N/A
Worldwide	$1,978	$2,048	(3%)	(6%)

			Change
	Nine Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2008	2007	Basis	Basis

United States	$3,330	$3,397	(2%)	(2%)

EMEA	1,509	1,352	12%	1%
Inter-Continental	1,147	1,048	9%	(1%)
International	2,656	2,400	11%	0%

Sub-total	5,986	5,797	3%	(1%)

Divested Businesses	62	407	N/A	N/A
Worldwide	$6,048	$6,204	(3%)	(7%)

The following tables provide our third quarter and year to date worldwide net sales by division and the relative changes on an as reported and constant currency basis. In addition to the sale of certain of our businesses in the first quarter of 2008, we began integrating our Electrophysiology business with our CRM business in order to better serve the needs of electrophysiologists by creating a more efficient organization. Further, we integrated our remaining Oncology franchises into other business units. We have reclassified previously reported 2007 results to be consistent with the 2008 presentation.

			Change
	Three Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2008	2007	Basis	Basis

Interventional Cardiology	$694	$740	(6%)	(9%)
Peripheral Interventions	143	147	(3%)	(6%)
Cardiovascular	837	887	(5%)	(9%)

Neurovascular	88	81	7%	2%
Peripheral Embolization	23	25	(3%)	(6%)
Neurovascular	111	106	5%	0%

Cardiac Rhythm Management	572	517	11%	8%
Electrophysiology	40	36	10%	8%
Cardiac Rhythm Management	612	553	11%	8%

Endoscopy	238	217	9%	6%
Urology	109	100	9%	8%
Endosurgery	347	317	9%	7%

Neuromodulation	59	52	15%	15%

Subtotal	1,966	1,915	3%	0%

Divested Businesses	12	133	N/A	N/A
Worldwide	$1,978	$2,048	(3%)	(6%)

			Change
	Nine Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2008	2007	Basis	Basis

Interventional Cardiology	$2,158	$2,257	(4%)	(9%)
Peripheral Interventions	452	445	1%	(3%)
Cardiovascular	2,610	2,702	(3%)	(8%)

Neurovascular	272	260	4%	(3%)
Peripheral Embolization	68	71	(3%)	(6%)
Neurovascular	340	331	3%	(4%)

Cardiac Rhythm Management	1,715	1,580	9%	5%
Electrophysiology	116	109	7%	4%
Cardiac Rhythm Management	1,831	1,689	8%	4%

Endoscopy	710	637	11%	6%
Urology	318	295	8%	6%
Endosurgery	1,028	932	10%	6%

Neuromodulation	177	143	24%	23%

Subtotal	5,986	5,797	3%	(1%)

Divested Businesses	62	407	N/A	N/A
Worldwide	$6,048	$6,204	(3%)	(7%)

We manage our international operating regions and divisions excluding the affect of changes in foreign currency, and we manage market risk from currency exchange rate changes at the corporate level. To calculate revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using standard foreign exchange rates. The regional constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note N – Segment Reporting to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

U.S. Net Sales

During the third quarter of 2008, our U.S. net sales increased by $14 million, or one percent, as compared to the third quarter of 2007. The increase related primarily to an increase in CRM product sales of $34 million, driven by market growth and new product launches during 2008, including the COGNIS™ CRT-D and TELIGEN™ ICD systems in August, as well as the launches of our CONFIENT™ ICD system, the LIVIAN CRT-D system, and the ALTRUA™ family of pacemaker systems earlier in the year. Further, we increased net sales from our Endosurgery division by $14 million driven by growth in both the Endoscopy and Urology franchises, as well as $6 million in our Neuromodulation division due to market growth and continued physician adoption of the Precision Plus™ spinal cord stimulation technology. Partially offsetting these increases was a decrease in Cardiovascular division sales of $44 million, due primarily to lower sales of our drug-eluting coronary stent systems. See the Business and Market Overview section for a more detailed discussion of the drug-eluting stent market and our position within that market.

During the first nine months of 2008, our U.S. net sales decreased by $67 million, or two percent, as compared to the first nine months of 2007. The decrease related primarily to a decrease in Cardiovascular division sales of $201 million, due primarily to lower sales of our drug-eluting coronary stent systems. This decrease was partially offset by an increase in CRM product sales of $77 million, driven by market growth as well as new product launches during 2008, including the COGNIS™ CRT-D and TELIGEN™ ICD systems in August, as well as the launches of our CONFIENT™ ICD system, the LIVIAN CRT-D system, and the ALTRUA™ family of pacemaker systems earlier in the year. Further, we increased sales from our Endosurgery division by $34 million, driven by growth in both the Endoscopy and Urology franchises, as well as $30 million in our Neuromodulation division, due to market growth and continued physician adoption of the Precision Plus™ spinal cord stimulation technology.

International Net Sales

During the third quarter of 2008, our international net sales increased by $37 million, or five percent, as compared to the third quarter of 2007. The increase was attributable primarily to the favorable impact of currency exchange rates, which contributed $54 million to net sales. Within our international business, sales of our CRM products increased $21 million and our Endosurgery sales increased $16 million. Our Cardiovascular division’s sales decreased $5 million, with lower sales of our drug-eluting coronary stent systems largely offsetting increased sales of other Cardiovascular products. See the Business and Market Overview section for a more detailed discussion of the drug-eluting stent market and our position within that market.

During the first nine months of 2008, our international net sales increased by $256 million, or 11 percent, as compared to the first nine months of 2007. The increase was attributable entirely to the favorable impact of currency exchange rates, which contributed $258 million to our sales growth for the first nine months of 2008, as compared to the same period in the prior year. Within our international business, our Cardiovascular division’s sales increased $109 million. We also increased sales of CRM products by $65 million and Endosurgery sales by $62 million.

Gross Profit

For the third quarter of 2008, our gross profit was $1.323 billion, as compared to $1.473 billion for the same period in the prior year. Our gross profit margin for the third quarter of 2008 decreased to 66.9 percent from 71.9 percent for the third quarter of 2007. For the first nine months of 2008, our gross profit was $4.209 billion, as compared to $4.498 billion for the same period in the prior year. Our gross profit margin for the first nine months of 2008 decreased to 69.6 percent from 72.5 percent for the first nine months of 2007. The following is a reconciliation of our gross profit margin and a description of the drivers of the change from period to period:

	Three Months	Nine Months
Gross profit margin - period ended September 30, 2007	71.9%	72.5%
Shifts in product sales mix	(3.6)%	(2.5)%
Net impact of foreign currency	(1.6)%	(1.0)%
Impact of inventory charges	(1.6)%	(0.5)%
Reduced Project Horizon spending	0.5%	0.8%
Reduced manufacturing variances and scrap charges	0.8%	0.0%
All other	0.5%	0.3%
Gross profit margin - period ended September 30, 2008	66.9%	69.6%

The primary factor contributing to a shift in product sales mix toward lower margin products was a decrease in sales of our higher margin TAXUS® drug-eluting stent system during the third quarter and first nine months of 2008. During the third quarter of 2008, the shift in sales away from TAXUS stent systems was primarily due to increased sales of PROMUS™ stent systems in the U.S., following the July 2008 approval of PROMUS. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS stent system is significantly lower than that of our TAXUS stent system. For the third quarter of 2008, sales of our PROMUS stent system represented 32 percent of our worldwide drug-eluting stent system sales, as compared to two percent for the third quarter of 2007.

In addition, our gross profit margin for the three and nine months ended September 30, 2008, as compared to the same periods in the prior year, was negatively impacted by the settlement of foreign currency hedge contracts on intercompany and third party transactions offsetting the benefit of foreign currency fluctuations. Our gross profit margin for the third quarter of 2008 was also negatively impacted by inventory charges during the third quarter of 2008, consisting of a $23 million charge related to an FDA warning letter received by one of our third party sterilizers, and a $9 million charge related to a free technology offering to certain CRM patients. Partially offsetting these decreases was lower spending associated with Project Horizon, our corporate-wide initiative to improve and harmonize our overall quality processes and systems, which ended as a formal program as of December 31, 2007.  In addition, our gross profit margin was positively impacted by lower manufacturing variances and favorable absorption of manufacturing variances, and lower levels of scrap related to certain of our products.

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

The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	610	30.8%	719	35.1%	1,925	31.8%	2,205	35.5%
Research and development expenses	252	12.7%	271	13.2%	749	12.4%	835	13.5%
Royalty expense	51	2.6%	48	2.3%	144	2.4%	151	2.4%
Amortization expense	131	6.6%	155	7.6%	410	6.8%	467	7.5%

Selling, General and Administrative (SG&A) Expenses

During the third quarter of 2008, our SG&A expenses decreased $109 million, or 15 percent, as compared to the third quarter of 2007. As a percentage of net sales, our SG&A expenses decreased to 30.8 percent of net sales, as compared to 35.1 percent for the same period in the prior year. A decrease in our SG&A expenses of approximately $120 million was attributable primarily to lower head count and spending as a result of our business divestitures and expense and head count reduction plan. This decrease was partially offset by an increase in SG&A expenses of $12 million attributable to foreign currency exchange.

During the first nine months of 2008, our SG&A expenses decreased $280 million, or 13 percent, as compared to the first nine months of 2007. As a percentage of net sales, our SG&A expenses decreased to 31.8 percent of net sales, as compared to 35.5 percent for the same period in the prior year. A decrease in our SG&A expenses of $340 million was attributable primarily to lower head count and spending as a result of our business divestitures and expense and head count reduction plan. This decrease was partially offset by an increase in SG&A expenses of $60 million attributable to foreign currency exchange.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on regulatory compliance and clinical research as well as new product development programs. Our R&D spending for the third quarter of 2008 decreased $19 million or seven percent, as compared to the third quarter of 2007. As a percentage of our net sales, R&D expenses decreased to 12.7 percent for the third quarter of 2008, as compared to 13.2 percent for the same period in the prior year. The decrease related primarily to lower spending as a result of our business divestitures. We remain committed to advancing medical technologies and investing in meaningful R&D projects in all of our businesses in order to maintain a healthy pipeline of new products that will help restore our short- and long-term profitable sales growth.

Our R&D spending for the first nine months of 2008 decreased $86 million or ten percent, as compared to the first nine months of 2007. As a percentage of our net sales, R&D expenses decreased to 12.4 percent for the first nine months of 2008, as compared to 13.5 percent for the same period in the prior year. This decrease related primarily to lower spending as a result of our business divestitures and the prioritization of R&D activities, including lower spending of $12 million associated with the cancellation of our Endovations™ single-use endoscope program in the second quarter of 2007. Partially offsetting these decreases was an increase of $12 million attributable to foreign currency exchange.

Royalty Expense

For the third quarter of 2008, our royalty expense increased by $3 million, or six percent, as compared to the third quarter of 2007. This increase was due primarily to the launch of the PROMUS™ stent system in the U.S. in July 2008, which resulted in an increase in royalty expense of $14 million. This increase offset decreases in royalty expense of $11 million attributable to year-over-year declines in sales of our TAXUS stent system. As a percentage of our net sales, royalty expense increased slightly to 2.6 percent for the third quarter of 2008 from 2.3 percent for the same period in the prior year.

For the first nine months of 2008, our royalty expense decreased by $7 million, or five percent, as compared to the first nine months of 2007. This decrease was due primarily to lower sales of our TAXUS stent system, which resulted in a decrease in royalty expense of $20 million, as well as lower royalties associated with products from businesses divested in the first quarter of 2008. However, these decreases were partially offset by increases of $18 million, which were attributable primarily to the launch of the PROMUS stent system in the U.S. in July 2008. As a percentage of our net sales, royalty expense was consistent at 2.4 percent for the first nine months of 2008 and 2007.

Amortization Expense

Amortization expense for the third quarter of 2008 decreased $24 million, or 15 percent, as compared to the third quarter of 2007 and amortization expense for the first nine months of 2008 decreased $57 million, or 12 percent, as compared to the same period in the prior year. The decreases were due primarily to the disposal of $552 million of amortizable intangible assets in connection with our first quarter 2008 business divestitures and to certain interventional cardiology-related intangible assets reaching the end of their accounting useful life during 2008.

Intangible Asset Impairment Charges

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. Based on these reviews, we recorded pre-tax intangible asset impairment charges of $155 million ($129 million after-tax) in the third quarter of 2008. We do not believe that the write-down of these assets will have a material impact on future operations. Refer to Note C – Supplemental Balance Sheet Information to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Purchased In-Process Research and Development

During the third quarter of 2008, we recorded an $8 million credit to purchased in-process research and development as a result of certain purchase accounting adjustments related to our second quarter acquisition of CryoCor, Inc. In the third quarter of 2007, we recorded $75 million of in-process research and development attributable to our acquisition of Remon Medical Technologies, Inc.

During the first nine months of 2008, we recorded $21 million of net purchased in-process research and development charges, including a net $8 million attributable to our acquisition of CryoCor, and $13 million associated with entering a licensing and development arrangement for magnetic resonance imaging (MRI)-safe technology. During the first nine months of 2007, we recorded $72 million of net purchased in-process research and development charges. This amount consisted primarily of $75 million relating to the acquisition of Remon Medical Technologies, Inc. Further, our policy is to record certain costs associated with our strategic alliances as purchased in-process research and development. In accordance with this policy, we recorded $12 million of purchased in-process research and development in the first nine months of 2007 in conjunction with payments made for certain early-stage CRM technology. Additionally, we recognized a credit to purchased in-process research and development of approximately $15 million during the second quarter of 2007 as a result of the termination of a product development agreement.

Litigation-related Charges

In the third quarter of 2008, we recorded a pre-tax charge of $334 million ($266 million after-tax) as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson. Refer to Note M - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Restructuring Charges and Restructuring-related Activities

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which we anticipate will result in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete worldwide by the end of 2009.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million.  We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.  We expect the plan to result in cash payments of approximately $375 million to $400 million.  The following table provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total amount expected to be incurred
Restructuring charges:
Termination benefits	$230 million to $240 million
Asset write-offs	$30 million
Other (1)	$45 million

Restructuring-related expenses:
Retention incentives	$75 million to $80 million
Accelerated depreciation	$15 million to $20 million
Other (2)	$30 million to $35 million

$425 million to $450 million

(1) Consists primarily of consultant fees.
(2) Consists primarily of costs to transfer product lines from one facility to another.

In the third quarter of 2008, we recorded $20 million of restructuring charges.  In addition, we recorded $14 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Restructuring charges	$12			$8	$20
Restructuring-related expenses:
Cost of products sold		$2	$2		4
Selling, general and administrative expenses		9			9
Research and development expenses		1			1
		12	2		14
	$12	$12	$2	$8	$34

In the first nine months of 2008, we recorded $59 million of restructuring charges.  In addition, we recorded $40 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Other	Total
Restructuring charges	$32			$27	$59
Restructuring-related expenses:
Cost of products sold		$7	$4		11
Selling, general and administrative expenses		20	4		24
Research and development expenses		5			5
		32	8		40
	$32	$32	$8	$27	$99

The termination benefits recorded during the third quarter and first nine months of 2008 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with Financial Accounting Standards Board (FASB) Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits in 2008 and 2009 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  The other restructuring costs, which primarily represent consultant fees in 2008, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146.

We have incurred cumulative restructuring and restructuring-related costs of $304 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$190
Retention incentives	37
Intangible asset write-offs	21
Fixed asset write-offs	8
Accelerated depreciation	11
Other	37
$304

In the third quarter of 2008, we made cash payments of approximately $23 million associated with our restructuring initiatives, which related to termination benefits paid and other restructuring charges.  We have made cumulative cash payments of approximately $190 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to make the remaining cash payments throughout the remainder of 2008 and 2009 using cash generated from operations.

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

Acquisition-related Milestone

In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of FDA approval to sell an everolimus-eluting stent in the U.S. In July 2008, Abbott received FDA approval and launched its XIENCE™ V everolimus-eluting coronary stent system in the U.S., and paid us $250 million. Under the terms of the agreement, we are entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese Ministry of Health, Labour and Welfare to market the XIENCE V stent system in Japan.

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

Loss on Assets Held for Sale

In the third quarter of 2007, we recorded a $352 million loss attributable primarily to the writedown of goodwill associated with the sale of our auditory and drug pump businesses to principal former shareholders of Advanced Bionics. Refer to Note H – Divestitures to our unaudited condensed consolidated financial statements contained in this Quarterly Report for more information on the transaction.

Interest Expense

Interest expense for the third quarter of 2008 was $112 million, as compared to $147 million for the third quarter of 2007, a decrease of $35 million, or 24 percent. This decrease related primarily to a decrease in our average debt levels due to debt prepayments of $1.425 billion during the first nine months of 2008, as well as lower average interest rates.

Interest expense for the first nine months of 2008 was $361 million, as compared to $433 million for the first nine months of 2007, a decrease of $72 million, or 17 percent. This decrease related primarily to a decrease in our average debt levels, as well as lower average interest rates.

Other, net

Our other, net reflected income of $16 million for the third quarter of 2008, as compared to $35 million for the third quarter of 2007. Other, net included interest income of $11 million for the third quarter of 2008 and $19 million for the third quarter of 2007, a decrease of $8 million or 42 percent, attributable primarily to lower average investment rates. In addition, other, net included income of $14 million for the third quarters of 2008 and 2007 associated with net gains attributable to our investment portfolio. Refer to Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information regarding our investment activity. Further, our other, net for the third quarter of 2008 included certain other expenses of $9 million.

Our other, net reflected expense of $57 million for the first nine months of 2008, as compared to income of $44 million for the first nine months of 2007. Other, net included interest income of $39 million for the first nine months of 2008 and $61 million for the same period in the prior year, a decrease of $22 million or 36 percent, attributable primarily to lower average investment rates. In addition, other, net included net losses of $90 million for the first nine months of 2008 and $6 million for the first nine months of 2007 attributable to our investment portfolio. Further, our other, net for the first nine months of 2007 included expense of $8 million representing a decrease in fair value of the sharing of proceeds feature of the Abbott stock purchase discussed in further detail in our 2007 Annual Report on Form 10-K.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended September 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	8.8%	(5.0) %	13.8%
Impact of certain charges*	18.7%	18.0%	0.7%

	Nine Months Ended September 30,		Percentage Point
	2008	2007	Increase (Decrease)
Reported tax rate	27.5%	237.0%	(209.5) %
Impact of certain charges*	(4.2) %	(219.0) %	214.8%

*These charges are taxed at different rates than our effective tax rate.

The changes in our reported tax rates for the third quarter of 2008 and the first nine months of 2008, as compared to the same periods in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2008, these charges included purchased in-process research and development, restructuring-related costs, gains and losses associated with the divestiture of certain non-strategic businesses and investments, intangible asset impairment charges, litigation-related charges,  receipt of an acquisition-related milestone payment, and discrete items associated with the resolution of uncertain tax positions and changes to deferred taxes related to the enactment of Massachusetts state law changes.  In 2007, these charges included changes to the reserve for uncertain tax positions relating to items originating in prior periods, purchased in-process research and development, goodwill impairment, and charges related to our 2006 acquisition of Guidant Corporation.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.  During the first nine months of 2008, we resolved various matters in federal, state, and foreign jurisdictions for Guidant and Boston Scientific for the years 1998 to 2005.  We settled multiple federal issues at the IRS examination and Appellate levels, including issues related to Guidant’s acquisition of Intermedics, Inc.; received favorable foreign court decisions and a favorable outcome related to our foreign research credit claims.  As a result, we decreased our reserve for uncertain tax positions, net of tax payments, by $114 million, inclusive of $32 million of interest and penalties during the first nine months of 2008.

During the second quarter of 2008 we received the Revenue Agents Report for the Guidant 2001 – 2003 federal examination which contained a significant proposed adjustment related primarily to the allocation of income between our US and foreign affiliates.  We disagree with the proposed adjustment and we intend to continue to contest this matter through applicable IRS and judicial procedures, as appropriate.   Although the final resolution of the proposed adjustments is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues, with federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $158 million.

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

There were no other material changes in the nine months ended September 30, 2008 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Liquidity and Capital Resources

The following provides a summary of key performance indicators that we use to assess our liquidity and operating performance.

Net Debt3

	September 30,	December 31,
(in millions)	2008	2007
Short-term debt	$7	$256
Long-term debt	6,767	7,933
Total debt	6,774	8,189
Less: cash and cash equivalents	1,734	1,452
Net debt	$5,040	$6,737

EBITDA4

	Nine Months Ended September 30,
(in millions)	2008	2007
Net income (loss)	$358	$(37)
Interest income	(39)	(61)
Interest expense	361	433
Income tax expense	136	64
Depreciation and amortization	648	683
EBITDA	$1,464	$1,082

Cash Flow

	Nine Months Ended September 30,
(in millions)	2008	2007
Cash provided by operating activities	$1,162	$626
Cash provided by (used for) investing activities	472	(436)
Cash used for financing activities	(1,353)	(624)

Operating Activities

Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. Our operating cash flow for the first nine months of 2008 includes the receipt of a $250 million acquisition-related milestone payment from Abbott. In addition, improvements in working capital increased our operating cash flow by approximately $100 million during the first nine months of 2008.  Further, we made lower tax payments of approximately $100 million during the first nine months of 2008, as compared to the first nine months of 2007, due primarily to a significant one-time tax payment of approximately $400 million in the prior year related to Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott, which was partially offset by tax payments in 2008 related to the divestment of our non-strategic businesses. In addition, our operating cash flow for the

3 Management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuableinformation regarding our net financial position and interest rate exposure. Users of our financial statements should consider thisnon-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP.

4 Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements inanalyzing the underlying trends in our business over time. In addition, management considers adjusted EBITDA as a component ofthe financial covenants included in our credit agreements. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP. Our EBITDA included litigation-related charges, acquisition- and divestiture-related net credits, restructuring-related charges and intangible asset impairments (pre-tax) of $109 million for the first nine months of 2008 and charges of $466 million for the first nine months of 2007. See Financial Summary for a description of these (credits) charges.

first nine months of 2008 increased approximately $75 million as compared to the same period in the prior year as a result of lower interest payments.

During the fourth quarter of 2008, if the plaintiffs satisfy certain agreed upon requirements, we anticipate making payments of up to $220 million in accordance with our Multi-District Litigation (MDL) agreement related to product liability claims associated with defibrillators or pacemakers sold by Guidant prior to our acquisition of them. We have previously  accrued for this payment as part of the Guidant purchase price accounting. Refer to Note M – Commitments and Contingencies, to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for more information regarding the MDL agreement.

Investing Activities

The increase in cash provided by investing activities for the first nine months of 2008, as compared to the first nine months of 2007, is attributable primarily to net proceeds of approximately $1.3 billion related to the divestment of certain of our non-strategic businesses in the first quarter of 2008. These cash inflows were partially offset by $690 million of acquisition-related payments, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics in connection with our 2007 amended merger agreement, which we accrued at December 31, 2007, and a $21 million payment related to CryoCor. Our investing activities during the first nine months of 2007 included $213 million of contingent payments related to Advanced Bionics. See Note F - Acquisitions to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our other acquisitions.

We made capital expenditures of $208 million in the first nine months of 2008 and $273 million during the first nine months of 2007. We expect to incur capital expenditures of approximately $325 million for the full year 2008, including capital expenditures to further upgrade our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform, and to support continuous growth in our business units.

In addition, we received cash proceeds of $110 million during the first nine months of 2008, as compared to $149 million during the first nine months of 2007, from sales of non-strategic equity investments in and collections of notes receivable from certain of our investment portfolio companies. Refer to Note D – Investments and Notes Receivable to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for more information.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.

Debt

We had total debt of $6.774 billion at September 30, 2008 at an average interest rate of 6.01 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. During the first nine months of 2008, we prepaid $1.175 billion of our term loan. These prepayments satisfied the remaining $300 million of our term loan due in 2009 and $875 million of our term loan due in 2010. In addition, in July 2008, we repaid $250 million outstanding under our credit and security facility and extended the maturity of this facility to August 2009. As of September 30, 2008, the debt maturity schedule for our term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

	Payments Due by Period
(in millions)	2008	2009	2010	2011	2012	Thereafter	Total
Term loan			$825	$2,000			$2,825
Abbott Laboratories loan				900			900
Senior notes				850		$2,200	3,050
	$	$	$825	$3,750	$	$2,200	$6,775

Note:
The table above does not include capital leases, discounts associated with our Abbott loan and senior notes, or non-cash gains related to interest rate swaps used to hedge the fair value of certain of our senior notes.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009. The agreement also requires that we maintain a ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters of greater than or equal to 3.0 to 1.0. As of September 30, 2008, we were in compliance with the required covenants. Exiting the quarter, our ratio of total debt to EBITDA was approximately 2.8 to 1.0 and our ratio of EBITDA to interest expense was approximately 4.9 to 1.0. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.

Our term loan and revolving credit facility provides for the borrowing of up to $2.0 billion. In October of 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure the damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note M - Commitments and Contingencies, which reduced the credit availability under the revolving facility to approximately $1.250 billion. In addition, we maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. There were no amounts borrowed under this facility as of September 30, 2008.

Equity

During the first nine months of 2008, we received $68 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $122 million for the same period in the prior year. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the exercise and stock purchase patterns of employees.

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

Recent Accounting Pronouncements

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the

Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased in-process research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009 and are currently evaluating the impact that Statement No. 141(R) will have on our consolidated financial statements.

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
  Our ability to launch our next-generation drug-eluting stent system, the TAXUS® Liberté® coronary stent system, in the U.S., and to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs, including PROMUS™ Element and TAXUS® Element;

  Our ability to manage the mix of our PROMUS™ stent system revenue relative to our total drug-eluting stent revenue and to launch on-schedule a next-generation everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent system, and to maintain our overall profitability as a percentage of revenue;
  Abbott’s ability to obtain approval for its XIENCE™ V everolimus-eluting coronary stent system in Japan and Abbott’s payment to us of the associated milestone obligation;
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
  Our reliance on Abbott’s manufacturing capabilities and supply chain, and our ability to align our PROMUS stent system supply from Abbott with customer demand through our forecasting and ordering processes; and
  Our ability to retain key members of our cardiology sales force and other key personnel.
CRM Products

  Our estimates for the worldwide CRM market, the recovery of the CRM market to historical growth rates and our ability to increase CRM net sales;
  The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our COGNIS CRT-D and TELIGEN ICD systems;
  The results of CRM clinical trials undertaken by us, our competitors or other third parties;
  Our ability to successfully launch our INGENIO™ pacemaker system in the U.S. and to expand our CRM market position through investment in our current and next-generation CRM products and technologies;
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
  Costs associated with our on-going compliance and quality activities;  and
  The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide.
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
International Markets

  Dependency on international net sales to achieve growth;
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
  Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments, as well as to effectively manage our debt levels and minimize the impact of interest rate fluctuations on our earnings and cash flows;
  Our ability to recover substantially all of our deferred tax assets;
  The impact of examinations and assessments by domestic and international taxing authorities on our financial condition or results of operations;
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
  Our ability to retain our key employees and avoid business disruption and employee distraction as we continue to execute our expense and head count reduction initiatives; and

  Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter; managing the challenges of the financial and credit market upheaval; and executing strategic initiatives, including expense and head count reductions and our restructuring program; in order to streamline our operations and reduce our debt obligations.
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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.552 billion at September 30, 2008 and $4.135 billion at December 31, 2007. We recorded $76 million of other assets and $39 million of other liabilities to recognize the fair value of these derivative instruments at September 30, 2008 as compared to $19 million of other assets and $118 million of other liabilities recorded at December 31, 2007. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $301 million at September 30, 2008 and $293 million at December 31, 2007. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $368 million at September 30, 2008 and $355 million at December 31, 2007. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We did not record material assets or liabilities to recognize the fair value of our outstanding interest rate derivative instruments at September 30, 2008, as compared to $17 million of other liabilities recorded at December 31, 2007. We use interest rate derivative instruments to manage the risk of interest rate changes either by converting floating-rate borrowings into fixed-rate borrowings or fixed-rate borrowings into floating-rate borrowings. We had interest rate derivative instruments outstanding in the notional amount of $2.750 billion at September 30, 2008 and $1.500 billion at December 31, 2007. The notional amount increase is due to new hedge contracts of $2.0 billion entered into during the first quarter of 2008, partially offset by a scheduled hedge reduction of $750 million on our existing contracts. A one percentage-point increase in interest rates would increase the derivative instruments’ fair value by $20 million at September 30, 2008 and $9 million at December 31, 2007. A one percentage-point decrease in interest rates would decrease the derivative instruments’ fair value by $21 million at September 30, 2008 and $9 million at December 31, 2007. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. As of September 30, 2008, $5.295 billion of our outstanding debt obligations was at fixed interest rates or had been converted to fixed interest rates through the use of interest rate derivative instruments, representing 78 percent of our total debt or 105 percent of our net debt balance.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President - Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

Note M - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.                      RISK FACTORS

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 1A. Risk Factors” in our June 30, 2008 and March 31, 2008 Quarterly Reports filed on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2007 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.

Recently, the credit markets and the financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on the Company and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise.  Similarly, our customers may be unable to borrow money to fund their operations which may adversely impact their ability to purchase our products or to pay for our products they do purchase on a timely basis, if at all.

Our share price will fluctuate.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to variability in the prevailing sentiment regarding our operations or business prospects, as well as potential further sales of our common stock due to margin calls on loans secured by pledges of our common stock.

ITEM 6.                      EXHIBITS

10.1	Boston Scientific Corporation Non-Employee Director Deferred Compensation Plan, as Amended and Restated,effective as of January 1, 2009.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President – Finance and Information Systems and Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 7, 2008.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive VicePresident - Finance and Information Systems