Form 10-K
period 2008-12-31
BOSTON SCIENTIFIC CORP
filed 2009-02-27
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name Of Company As Specified In Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes:  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company as defined in Rule 12b-2 of the Exchange Act. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes:  ☐    No  ☒

The aggregate market value of the Company’s common stock held by non-affiliates of the Company was approximately $16.8 billion based on the closing price of the Company’s common stock on June 30, 2008, the last business day of the Company’s most recently completed second fiscal quarter.

The number of shares outstanding of the Company’s common stock as of January 31, 2009 was 1,502,237,400.

TABLE OF CONTENTS

PART I

ITEM 1.       BUSINESS

The Company

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including interventional cardiology, cardiac rhythm management, peripheral interventions, electrophysiology, neurovascular intervention, endoscopy, urology, gynecology and neuromodulation. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Boston Scientific Corporation and its divisions and subsidiaries.

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

Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. Medi-tech introduced its initial products in 1969, a family of steerable catheters used in some of the first less-invasive procedures performed. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, our net sales have increased substantially, growing from $2 million in 1979 to approximately $8.1 billion in 2008.

Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in the medical device industry. On April 21, 2006, we consummated our acquisition of Guidant Corporation. With this acquisition, we became a major provider in the cardiac rhythm management (CRM) market, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. This acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. This and other strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups, government contracting and hospital consolidation and will generally assist us in navigating the current turmoil in the global economic markets.

Information including revenues, measures of profits or losses and total assets for each of our geographic segments, as well as net sales by business unit, appears in Note P – Segment Reporting to our 2008 consolidated financial statements included in Item 8 of this Annual Report.

The Cardiac Rhythm Management (CRM) Opportunity

As a result of our 2006 acquisition of Guidant, we now develop, manufacture and market products that focus on the treatment of cardiac arrhythmias and heart failure. These products accounted for 28 percent of our net sales in 2008 and 25 percent in 2007.  Natural electrical impulses stimulate the heart’s chambers to pump blood. In healthy individuals, the electrical current causes the heart to beat at an appropriate rate and in synchrony. We manufacture a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including:

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

Tachycardia (abnormally fast or chaotic heart rhythms) prevents the heart from pumping blood efficiently and can lead to sudden cardiac death. Our ICD systems (defibrillators, leads, programmers, our LATITUDE® Patient Management System and accessories) monitor the heart and deliver electrical energy, restoring a normal rhythm. Our defibrillators deliver tiered therapy—a staged progression from lower intensity pacing pulses designed to correct the abnormal rhythm to more aggressive shocks to restore a heartbeat. In 2008, we successfully launched our COGNIS® CRT-D and TELIGEN® ICD implantable defibrillators, which are small, thin, high-energy devices, in the U.S. and our EMEA (Europe/Middle East/Africa) region, as well as in certain Inter-Continental countries.

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

Bradycardia (slow or irregular heart rhythms) often results in a heart rate insufficient to provide adequate blood flow throughout the body, creating symptoms such as fatigue, dizziness and fainting. Our cardiac pacemaker systems (pulse generators, leads, programmers and accessories) deliver electrical energy to stimulate the heart to beat more frequently and regularly. Pacemakers range from conventional single-chamber devices to more sophisticated adaptive-rate, dual-chamber devices.

Our remote monitoring system, the LATITUDE® Patient Management System, may be placed in a patient’s home (at their bedside) and reads implantable device information at times specified by the patient’s physician. The communicator then transmits the data to a secure Internet server where the physician or other qualified third party can access this medical information anytime, anywhere. In addition to automatic device data uploads, the communicator enables a daily confirmation of the patient’s device status, providing assurance the device is operating properly. The LATITUDE® Weight Scale and Blood Pressure Monitor is available as an optional component to the system. Weight and blood pressure data is captured by the communicator and sent to the secure server for review by the patient’s physician or other qualified third party. In addition, this weight and blood pressure information is available immediately to patients in their home to assist their compliance with the day-to-day and home-based heart failure instructions prescribed by their physician.

The Drug-Eluting Stent Opportunity

Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis (the growth of neointimal tissue within an artery after angioplasty and stenting), through dedicated internal and external product development, strategic alliances and scientific research of drug-eluting stent systems.  Drug-eluting stent systems accounted for 20 percent of our net sales in 2008 and 21 percent in 2007. Since our entry into the drug-eluting stent market with the launch of our proprietary polymer-based paclitaxel-eluting stent technology for reducing coronary restenosis, the TAXUS® Express²® coronary stent system, in the majority of our international markets in 2003 and in the U.S. in 2004, we have become the worldwide leader in the drug-eluting coronary stent market.  In 2008, we launched our second-generation drug-eluting stent system, the TAXUS® Liberté® stent system; as well as the PROMUS® everolimus-eluting stent system, supplied to us by Abbott Laboratories, in the U.S. following our earlier launches in our EMEA and Inter-Continental markets. In January 2009, we received approval from the Japanese Ministry of Health, Labor and Welfare to market our TAXUS® Liberté® stent system in Japan, and are planning to launch the TAXUS® Liberté® stent system in Japan during the first quarter of 2009. We expect to launch the PROMUS® stent system in Japan in the second half of 2009, subject to regulatory approval. We are the only company to offer two distinct drug-eluting stent platforms, which has enabled us to sustain our leadership position in the worldwide drug-eluting stent market.

We continue to develop and enhance our product offerings in the drug-eluting stent market.  In late 2008, we launched our TAXUS® Express²® Atom™ paclitaxel-eluting coronary stent system, a highly deliverable drug-eluting stent designed for treating small coronary vessels.  We expect to launch an internally developed and manufactured next-generation everolimus-based stent system, the PROMUS® Element™ platinum chromium coronary stent, in our EMEA region, as well as in certain Inter-Continental countries, in late 2009 and in the U.S. and Japan in mid-2012, subject to regulatory approval. Additionally, we are conducting clinical trials for our third-generation paclitaxel-eluting stent, the TAXUS® Element™ platinum chromium coronary stent system.

Business Strategy

Our business strategy is to lead global markets for less-invasive medical devices by developing and delivering products and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate compelling economic value. We intend to achieve leadership, drive profitable sales growth and increase shareholder value by focusing on the following key elements:

•	Customers
•	Innovation
•	Quality
•	People
•	Financial Strength

Customers

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

Innovation

We offer products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of our product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source.

We are committed to harnessing technological innovation through a mixture of tactical and strategic initiatives that are designed to offer sustainable growth in the near and long term. Combining internally developed products and technologies with those obtained through our strategic acquisitions and alliances allows us to focus on and deliver products currently in our own research and development pipeline as well as to strengthen our technology portfolio by accessing third-party technologies.

Our commitment to innovation is demonstrated further by our clinical capabilities. Our clinical groups focus on driving innovative therapies aimed at transforming the practice of medicine. Our clinical teams are organized by therapeutic specialty to better support our research and development pipeline. During 2008, our clinical organization planned, initiated and conducted an expanding series of focused clinical trials that support regulatory and reimbursement requirements and demonstrated the safe and effective clinical performance of critical products and technologies.

Quality

Our commitment to quality and the success of our quality objectives are designed to build customer trust and loyalty. This commitment to provide quality products to our customers runs throughout our organization and is one of our most critical business objectives. In order to strengthen our corporate-wide quality controls, we established Project Horizon, a cross-functional initiative to improve and harmonize our overall quality processes and systems. Under Project Horizon, we made significant improvements to our quality systems, including in the areas of field action decision-making, corrective and preventative actions, management controls, process validations and complaint management systems.   At the end of 2007, we formally ended our Project Horizon program and transferred all open projects to sustaining organizations. In 2008, we implemented the Quality Master Plan to drive continuous improvement in compliance and quality performance. In addition, our Compliance and Quality Committee of our Board of Directors monitors our compliance and quality initiatives. Our efforts on our quality systems were recognized during the year with the approval of several new products by the U.S. Food and Drug Administration (FDA) and, in October 2008, the FDA informed us that our quality system is now in substantial compliance with its Quality System Regulations. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.” This personal commitment connects our people with our quality strategy.

People

We believe that success and leadership evolve from a motivating corporate culture that rewards achievement; respects and values individual employees and customers; and focuses on quality, patient care, integrity, technology and service. This high performance culture has embraced an intense focus on quality and doing business with integrity as an important part of our success. Being honest and fair with each other reflects on everything we do, especially as we take our quality commitment to new heights. Our Code of Conduct, applicable to all employees, officers and directors, is the cornerstone of our Corporate Integrity Program. We believe that our success is attributable in large part to the high caliber of our employees and our commitment to respecting the values on which we have based our success.

Financial Strength

We are focused on driving profitable sales growth, generating strong cash flow and actively managing our balance sheet. In 2008, we completed, continued or commenced several initiatives designed to increase our profitability and provide better focus on our core businesses and priorities, including:

•
Completed the sale of non-strategic businesses, consisting of our Auditory, Cardiac Surgery, Vascular Surgery, Venous Access and Fluid Management businesses, as well as our TriVascular Endovascular Aortic Repair (EVAR) program;

•	Substantially completed the sale of non-strategic investments;

•	Continued the restructuring of several businesses and product franchises in order to leverage resources, strengthen competitive positions, and create a more simplified and efficient business model;

•	Continued execution of significant expense and head count reductions; and

•
Commenced our Plant Network Optimization plan, a complement to our previously announced expense and head count reduction plan, which is intended to simplify our plant network, reduce our manufacturing costs and improve gross margins.

Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development projects, capital and our people that are essential to our long-term success. Each of these initiatives are described more fully in our Management’s Discussion and Analysis included in Item 7 of this Annual Report.

Research and Development

Our investment in research and development is critical to driving our future growth. We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter new markets. We believe that streamlining, prioritizing and coordinating our technology pipeline and new product development activities are essential to our ability to stimulate growth and maintain leadership positions in our markets. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies and bring them to market in a timely manner. In 2009, we expect to see the benefits of manufacturing value improvement programs as our manufacturing engineers, many of whom have been focused on quality remediation over the last few years, are now once again focused on driving significant manufacturing cost improvement programs.  In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products.

We believe our future success will depend upon the strength of these development efforts. In 2008, we expended more than $1 billion on research and development, representing approximately 12 percent of our 2008 net sales. Our investment in research and development reflects:

•
regulatory compliance and clinical research, particularly relating to our next-generation stent and CRM platforms and other internal development programs, as well as others obtained through our strategic acquisitions; and

•	sustaining engineering efforts which factor customer feedback into continuous improvement efforts for currently marketed and next generation products.

Acquisitions and Alliances

Since 1995, we have undertaken a strategic acquisition program to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical device industry.  Our 2008 acquisitions included the following:

•
Labcoat, Ltd., a development-stage company that is developing a proprietary drug-eluting stent coating technology designed to reduce the amount of polymer and drug that comes in contact with the wall of the treated vessel, while eliminating polymer and drug on the inner surface of the stent where endothelial cell growth is required for healing; and

•	CryoCor, Inc., a developer and manufacturer of a disposable catheter system based on proprietary cryoablation technology for the minimally invasive treatment of cardiac arrhythmias.

We expect that we will continue to focus selectively on strategic acquisitions and alliances in order to provide new products and technology platforms to our customers, including making additional investments in several of our existing strategic relationships.

Products

Our products are offered for sale principally by three dedicated business groups—CRM; Cardiovascular, including our Cardiovascular, and Neurovascular businesses; Endosurgery, including our Endoscopy and Urology/Gynecology businesses; and Neuromodulation. Our Cardiovascular organization focuses on products and technologies for use in interventional cardiology, cardiac rhythm management, peripheral interventions, electrophysiology and neurovascular. During 2008, we derived 79 percent of our net sales from our Cardiovascular businesses (76 percent in 2007), approximately 17 percent from our Endosurgery businesses (15 percent in 2007) and approximately three percent from our Neuromodulation business (two percent in 2007). The remaining one percent of our 2008 net sales (seven percent in 2007) was derived from businesses divested in the first quarter of 2008, some from which we continue to generate net sales as a result of post-separation transition services agreements.

The following section describes certain of our CRM, Cardiovascular, Endosurgery and Neuromodulation offerings:

Cardiac Rhythm Management (CRM)

We offer a variety of implantable devices that monitor the heart and deliver electrical impulses to treat cardiac rhythm abnormalities, including tachycardia (abnormally fast heartbeats), which can put patients at risk of sudden cardiac death and bradycardia (abnormally slow heartbeats), which impairs the ability to live a full life. We also offer cardiac resynchronization devices that treat heart failure by delivering electrical impulses to help the heart beat in a more coordinated fashion. A key component of many of our implantable device systems is our remote LATITUDE® Patient Management System, which provides clinicians with information about a patient’s device and clinical status non-invasively via the Internet, allowing for more frequent monitoring in order to guide treatment decisions.

In 2008, we launched several new CRM products, including the following:

ICD and CRT-D Systems

In 2008, we launched our first Boston Scientific-branded ICD and CRT-D devices, the CONFIENT® ICD and LIVIAN® CRT-D product lines, in the U.S. We also launched our COGNIS® CRT-D and TELIGEN® ICD products, which are small, thin high energy devices, in the U.S., EMEA and certain Inter-Continental countries. These full-featured pulse generators are based on a new common platform that offers clinicians innovative options for customizing therapy to address the needs of individual patients. We received regulatory approval in January 2009 to launch our CONFIENT® ICD in Japan and expect to launch our

COGNIS® and TELIGEN® devices in Japan in 2009, subject to regulatory approval.

In May 2008, our global launch of the ACUITY™ Spiral lead, a left ventricular lead, added to our left ventricular leads portfolio enabling us to offer physicians greater fixation options for delivering cardiac resynchronization therapy to patients with various venous anatomies.

Pacemaker Systems

In May 2008, we launched our first new pacemaker system globally under the Boston Scientific brand, the ALTRUA™ pacing system. The minute ventilation sensor in these pacemakers allows restoration of chronotropic competence to patients who lack the ability to moderate their heart rates appropriately in response to physiologic stress.  We expect to launch our ALTRUA™ pacing system in Japan in 2009, subject to regulatory approval.

Remote Patient Monitoring System

To support our ICD and CRT-D product lines, we launched two new enhancements to our LATITUDE® remote patient monitoring system in the U.S. These enhancements include an improved LATITUDE® web site and a smaller in-home communicator featuring touch-screen technology. We plan to begin introducing our LATITUDE® system in our EMEA region in 2009, subject to regulatory approval.

Electrophysiology

We offer medical devices for the diagnosis and treatment of cardiac arrhythmias. Included in our product offerings are RF generators, intracardiac ultrasound and steerable ablation catheters, and diagnostic catheters. Our leading brands include the Blazer™ cardiac ablation catheter, the Chilli II®™ cooled ablation catheter and the MAESTRO 3000® Cardiac Ablation System. Our electrophysiology products are distributed globally.

Interventional Cardiology

Drug-Eluting Stent Systems

We are the market leader in the worldwide drug-eluting stent market. We market our second-generation coronary stent, the TAXUS® Liberté® stent system; as well as the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott, in our EMEA and Inter-Continental markets, and, in 2008, launched both products in the U.S. market, expanding our drug-eluting stent portfolio to include two distinct drug platforms. As of the closing of Abbott’s acquisition of Guidant’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to use the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. In 2008, we also initiated the U.S. launch of our TAXUS® Express²® Atom™ paclitaxel-eluting coronary stent system, a highly deliverable drug-eluting stent designed for treating small coronary vessels.

We expect to launch our TAXUS® Liberté® stent system in Japan in the first quarter of 2009. We plan to launch the PROMUS® everolimus-eluting coronary stent system in Japan in the second half of 2009, subject to regulatory approval. We are also incurring incremental costs and expending incremental resources in order to develop and commercialize additional products utilizing everolimus-eluting stent technology and to support an internally developed and manufactured next-generation everolimus-eluting stent system. We expect to launch an internally developed and manufactured next-generation everolimus-based stent system, the PROMUS® Element™ stent system, in our EMEA region, as well as certain Inter-Continental countries, in late 2009 and in the U.S. and Japan in mid-2012. In addition, we are conducting clinical trials for our third-generation paclitaxel-eluting stent, the TAXUS® Element™ platinum chromium coronary stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the fourth quarter of 2009, and in the U.S. and Japan in mid-2011.

Bare-Metal Stent Systems

We offer our Liberté® bare-metal coronary stent system globally. The Liberté® coronary stent system serves as the platform for our second-generation paclitaxel-eluting stent system, the TAXUS® Liberté® coronary stent system. The Liberté® bare-metal coronary stent system is designed to enhance deliverability and conformability, particularly in challenging lesions. We are also developing a bare-metal version of the TAXUS® Element coronary stent system.

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

Intraluminal Ultrasound Imaging

We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels.  The iLab® Ultrasound Imaging System, available in the U.S., Japan and other international markets, continues as our flagship console and is compatible with our full line of imaging catheters.  This system enhances the diagnosis and treatment of blocked vessels and heart disorders.

Peripheral Interventions

We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product offerings include vascular access products, balloon catheters, stents and peripheral vascular catheters, wires and accessories. In 2009, we will begin integrating certain products used for peripheral embolization procedures into our Peripheral Interventions business. We also sell products designed to treat patients with non-vascular disease (disease which appears outside the blood system). Our non-vascular suite of products includes biliary stents, drainage catheters, biopsy devices and micro-puncture sets, designed to treat, diagnose and palliate various forms of benign and malignant tumors. We market the PolarCath™ peripheral dilatation system used in CryoPlasty® Therapy, an innovative approach to the treatment of peripheral artery disease in the lower extremities.  In December 2008, we received FDA approval for our Express® SD Renal Monorail® premounted stent system for use as an adjunct to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries. In October 2008, we received FDA approval for our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery.

Neurovascular Intervention

We market a broad line of detachable coils (coated and uncoated), micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuro-interventional radiologists and neurosurgeons to treat diseases of the neurovascular system. We market the GDC® Coils (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms.  We plan to launch a next-generation family of detachable coils, including an enhanced delivery system, in the U.S. in the second half of 2009. We also offer the NeuroForm® stent for the treatment of wide neck aneurysms and the Wingspan® Stent System with Gateway® PTA Balloon Catheter, each under a Humanitarian Device Exemption approval granted by the FDA. The Wingspan Stent System is designed to treat atherosclerotic lesions or accumulated plaque in brain arteries. Designed for the brain’s fragile vessels, the Wingspan Stent System is a self-expanding, nitinol stent sheathed in a delivery system that enables it to reach and open narrowed arteries in the brain. The Wingspan Stent System is currently the only device available in the U.S. for the treatment of intracranial atherosclerotic disease (ICAD) and is indicated for improving cerebral artery lumen diameter in patients with ICAD who are unresponsive to medical therapy.

Embolic Protection

Our FilterWire EZ™ Embolic Protection System is a low profile filter designed to capture embolic material that may become dislodged during a procedure, which could otherwise travel into the microvasculature where it could cause a heart attack or stroke. It is commercially available in the U.S., EMEA and certain Inter-Continental countries for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels. It is also available in the U.S. for the treatment of saphenous vein grafts and carotid artery stenting procedures.

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

Pancreatico-Biliary Intervention

We sell a variety of products to diagnose, treat and palliate benign and malignant strictures of the pancreatico-biliary system (the gall bladder, common bile duct, hepatic duct, pancreatic duct and the pancreas) and to remove stones found in the common bile duct. Our product offerings include diagnostic catheters used with contrast media, balloon dilatation catheters and sphincterotomes. We also market self-expanding metal and temporary biliary stents for palliation and drainage of the common bile duct. In addition, we market the Spyglass® Direct Visualization System for direct imaging of the bile duct system. The Spyglass system is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the bile duct system and includes supporting devices for tissue acquisition, stone management and lithotripsy.

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

Prostate Intervention

We market electro-surgical resection devices designed to resect large diseased tissue sites for the treatment of benign prostatic hyperplasia (BPH). We also market disposable needle biopsy devices, designed to take core prostate biopsy samples. We also market the Prolieve® Thermodilatation System, a transurethral microwave thermotherapy system for the treatment of BPH. In addition, we distribute and market the DuoTome™ SideLite™ holmium laser treatment system for treatment of symptoms associated with BPH.

Pelvic Floor Reconstruction and Urinary Incontinence

We market a line of less-invasive devices to treat female pelvic floor conditions in the areas of stress urinary incontinence and pelvic organ prolapse. These devices include a full line of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, suturing devices and injectables. We have exclusive U.S. distribution rights to the Coaptite® Injectable Implant, a next-generation bulking agent, for the treatment of stress urinary incontinence.

Gynecology

We also market other products in the area of women’s health. Our Hydro ThermAblator® System offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the lining of the uterus, the tissue responsible for menstrual bleeding.

Neuromodulation

We market the Precision® Spinal Cord Stimulation (SCS) system for the treatment of chronic pain of the lower back and legs. This system delivers advanced pain management by applying a small electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a patient-directed fitting system for fast and effective programming. The Precision System is also being assessed for use in treating other sources of peripheral pain.

Marketing and Sales

A dedicated sales force of approximately 2,300 individuals in approximately 40 countries internationally, and over 3,200 individuals in the U.S. marketed our products worldwide as of December 31, 2008. The majority of our net sales are derived from countries in which we have direct sales organizations. A network of distributors and dealers who offer our products worldwide accounts for our remaining sales. We will continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We also have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks.

In 2008, we sold our products to over 10,000 hospitals, clinics, outpatient facilities and medical offices. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2008. However, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.

Certain products are manufactured for us by third parties, such as the PROMUS® everolimus-eluting coronary stent system, introducer sheaths and certain guidewires, and pneumatic and laser lithotripters. Employing our sales and marketing strength, we expect to continue to seek new opportunities for distributing complementary products as well as new technologies.

International Operations

In the first quarter of 2008, we began operating through two international business units: EMEA, consisting of Europe, Middle East and Africa; and Inter-Continental, consisting of Japan, Asia Pacific, Canada and Latin America. This reorganization is designed to allow for better leverage of infrastructure and resources, as well as restored competitiveness. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. After our acquisition of Guidant, we integrated Guidant’s international sales operations into our geographic regions. We have moved from a distributor model to a direct sales force, utilizing a dealer network, for our CRM products in Japan, which has negatively impacted our net sales and market share there and may continue to do so until we fully implement this model.

International net sales accounted for approximately 43 percent of our net sales in 2008. Net sales and operating income attributable to our 2008 geographic regions are presented in Note P—Segment Reporting to our 2008 consolidated financial statements included in Item 8 of this Annual Report.

We have five international manufacturing facilities in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 32 percent of our products sold worldwide are manufactured at these facilities. Additionally, we maintain international research and development capabilities in Ireland, and Miyazaki, Japan, as well as physician training centers in Paris, France and Tokyo, Japan. In connection with certain of our restructuring initiatives, we intend to close two of our manufacturing plants in Ireland.

Manufacturing and Raw Materials

We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including the enhancement of existing products, and their commercial launch. We are implementing new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In 2008, we continued to focus on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness. In early 2009, we announced our Plant Network Optimization plan as a complement to our previously initiated expense and head count reductions.  The plan calls for reducing the number of our manufacturing plants from 17 to 12 over the next three years and relocating approximately 15 percent of our current value of production to different facilities.

We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect our operations and financial condition, particularly materials or components related to our TAXUS® drug-eluting stent system and our CRM products. In addition, our products require sterilization prior to sale and we rely primarily on third party vendors to perform this service.  To the extent our third party sterilizers are unable to process our products, whether due to raw material, capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.

We are reliant on Abbott for our supply of PROMUS® stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of PROMUS® stent systems may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS® stent systems from Abbott is sufficient to meet customer demand. Our supply agreement with Abbott for PROMUS® stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension, and through the end of the second quarter of 2012 in the U.S. and Japan. We expect to launch an internally developed and manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ stent system, in our EMEA region and certain Inter-Continental countries in late 2009 and in the U.S. and Japan in mid-2012.

Under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system.  Therefore, if sales of our PROMUS® stent system continue to increase in relation to our total drug-eluting stent system sales, our profit margins will continue to decrease.  Further, the price we pay Abbott for our supply of PROMUS® stent systems is determined by our contracts with them.  Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for PROMUS® stent systems and third-party reports of our average selling price of PROMUS® stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of PROMUS® stent systems. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2008, 2007 and 2006. As a result, during 2009, our profit margins on the PROMUS® stent system may increase or decrease.

Quality Assurance

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. We implemented and continue to use the Quality Master Plan to drive continuous improvement in compliance and quality performance. In addition, the Compliance and Quality Committee of our Board of Directors monitors our compliance and quality initiatives. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and has approved all currently eligible requests for Certificates to Foreign Governments (CFGs). The corporate warning letter remains in place pending final remediation of certain Medical Device Report (MDR) filing issues, which we are actively working with the FDA to resolve.

We are committed to providing high quality products to our customers. To meet this commitment, we have implemented updated quality systems and concepts throughout our organization. Our quality policy, applicable to all employees, is “I improve the quality of patient care and all things Boston Scientific.” This personal commitment connects our people with the vision and mission of Boston Scientific.  Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the U.S.  All of our manufacturing facilities, including our U.S. and European distribution centers, are certified under the ISO 13485:2003 quality system standard for medical devices, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of the certification requires that these facilities undergo periodic re-examination.

We maintain an on-going initiative to seek ISO 14001 certification at our plants around the world. ISO 14001, the environmental management system standard in the ISO 14000 series, provides a voluntary framework to identify key environmental aspects associated with our businesses. We engage in continuous environmental performance improvement around these aspects. At present, ten of our manufacturing and distribution facilities have attained ISO 14001 certification. We expect to continue this initiative until each of our manufacturing facilities, including those we acquire, becomes certified.

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

We believe that our products compete primarily on their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, including ease of use, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, clinical outcomes, reliability and efficiency. We believe the current global economic conditions could put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We believe that our continued competitive success will depend upon our ability to create or acquire scientifically advanced technology, apply our technology cost-effectively and with superior quality across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, continually enhance our quality systems, manufacture and successfully market our products either directly or through outside parties and supply sufficient inventory to meet customer demand.

Regulatory Environment

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

In the U.S., permission to distribute a new device generally can be met in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA), i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent.

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

We are also subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We believe that compliance with environmental laws will not have a material impact on our capital expenditures, earnings or competitive position. Given the scope and nature of these laws, however, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a quarterly basis. At present, we are not aware of any such liabilities that would have a material impact on our business. We are also certified with respect to the enhanced environmental FTSE4Good criteria and are a constituent member of the London Stock Exchange’s FTSE4Good Index, which recognizes companies that meet certain corporate responsibility standards. In 2008, we were recognized for environmental stewardship, winning a Leadership in Energy and Environmental Design (LEED) award for the renovation of our research and development facility in Marlborough, Massachusetts.

We are members of the U.S. Climate Action Partnership (USCAP).  USCAP is a diverse group of 27 major businesses and six environmental non-governmental organizations with a commitment to work with Congress and the President to rapidly enact legislation that would significantly slow, stop and reverse the growth of greenhouse gas emissions.

Government Affairs

We maintain a global Government Affairs presence in Washington D.C. to actively monitor and influence a myriad of legislative and administrative policies impacting us, both on a domestic and an international basis. The Government Affairs office works closely with members of Congress, key Congressional committee staff and White House and Administration staff, which facilitates our active engagement on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies.

The Government Affairs office also manages the Company’s political action committee and works closely with trade groups on issues affecting our industry and healthcare generally.

Community Outreach

We have developed a program to assist to “close the gap“ in addressing disparities in cardiovascular care for women, black Americans, and Hispanic/Latino Americans.  In 2006, a team of physicians and health care professionals from across the United States came together to look at ways to address these disparities by creating a “Proof of Principle” pilot in ten test market cities. The committee facilitated the development of educational tools and community events, to help healthcare professionals improve outcomes for specific underserved patient populations.

We believe that healthcare professionals can provide enhanced service, and ensure better communications with patients when they are skilled in engaging women and other minority patients. This is especially important as these underserved patient populations continue to grow.

Third-Party Coverage and Reimbursement

Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and sometimes conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be covered automatically by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.

Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business including the U.S. under the new administration. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan, Europe and other international markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients. Spending on health care in some countries, including the U.S., may also be affected by the global economic slowdown.

Proprietary Rights and Patent Litigation

We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. At December 31, 2008, we held approximately 6,500 U.S. patents, many of which have foreign counterparts, and had more than 10,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.

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

See Item 3. Legal Proceedings and Note L—Commitments and Contingencies to our 2008 consolidated financial statements included in Item 8 of this Annual Report for a further discussion of patent and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note L, which, individually or in the aggregate, could have a material effect on our financial condition, results of operations and liquidity.

Risk Management

The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. In the normal course of business, product liability and securities claims are asserted against us. Product liability and securities claims may be asserted against us in the future related to events unknown at the present time. We are substantially self-insured with respect to product liability claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of outcome, could have a material adverse effect on our business. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.

Employees

As of December 31, 2008, we had approximately 24,800 employees, including approximately 12,700 in operations; 1,800 in administration; 4,200 in clinical, regulatory and research and development; 5,500 in selling and marketing; and 600 in distribution. Of these employees, we employed approximately 8,900 outside the U.S., approximately 5,600 of whom are in the manufacturing operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel. In October 2007, we committed to an expense and head count reduction plan, which resulted in the elimination of approximately 2,300 positions worldwide.  We also eliminated 2,000 positions in connection with divestiture of our non-strategic businesses, which were completed in early 2008.  We added 500 positions during 2008, primarily in direct sales-related positions.  In early 2009, we announced our Plant Network Optimization plan, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins, which we estimate will result in the reduction of approximately 300 positions by the end of 2011.

Seasonality

Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have been lighter in the third quarter of prior years than in other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.

Available Information

Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the SEC. Our Corporate Governance Guidelines and Code of Conduct, which applies to all of our directors, officers and employees, including our Board of Directors, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, are also available on our website, along with any amendments to those documents. Any amendments to or waivers for executive officers or directors of our Code of Conduct will be disclosed on our website promptly after the date of any such amendment or waiver. Printed copies of these posted materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or connected to our website is not incorporated by reference into this Annual Report.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance; our growth strategy; the effectiveness of our restructuring, expense, head count reduction and plant network optimization initiatives; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; expected research and development efforts; product development and iterations; new product launches and launches of our existing products in new geographies; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the outcome of matters before taxing authorities; intellectual property and litigation matters; our ability to finance our capital needs and expenditures; the ability of our suppliers and third-party sterilizers to meet our requirements; our ability to meet the financial covenants required by our term loan and revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at this time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

Except as required by law, we do not intend to update any forward-looking statements below even if new information becomes available or other events occur in the future. We have identified these forward-looking statements below, which are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors.” Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and in the risk factors described in Item 1A under the heading “Risk Factors.”

CRM

•	Our estimates for the worldwide CRM market, the increase in the size of the CRM market above existing levels and our ability to increase CRM net sales;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our COGNIS® CRT-D and TELIGEN® ICD systems and our LATITUDE® Patient Management System;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to successfully launch next-generation products and technology features, including the INGENIO™ pacemaker system;

•	Our ability to grow sales of both new and replacement implant units;

•	Our ability to retain key members of our CRM sales force and other key personnel;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies;

•	Our ability to successfully and timely implement a direct sales model for our CRM products in Japan; and

•	Our ability to avoid disruption in the supply of certain components or materials or to quickly secure additional or replacement components or materials on a timely basis.

Coronary Stents

•
Volatility in the coronary stent market, our estimates for the worldwide coronary stent market, the recovery of the coronary stent market and our ability to increase coronary stent net sales, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other stent platforms;

•	Our ability to successfully launch next-generation products and technology features;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our ability to manage the mix of our PROMUS® stent system net sales relative to our total drug-eluting stent net sales and to launch on-schedule a next-generation everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent system;

•
Our share of the worldwide drug-eluting stent market, the distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure and average selling prices, and the penetration rate of drug-eluting stent technology in the U.S. and international markets;

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, our ability to adequately address concerns regarding the perceived risk of late stent thrombosis, and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	Abbott’s ability to obtain approval for its XIENCE V™ everolimus-eluting coronary stent system in Japan and Abbott’s payment to us of the associated milestone obligation;

•
Our reliance on Abbott’s manufacturing capabilities and supply chain, and our ability to align our PROMUS® stent system supply from Abbott with customer demand through our forecasting and ordering processes;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions; and

•	Our ability to retain key members of our cardiology sales force and other key personnel.

Litigation and Regulatory Compliance

•
Any conditions imposed in resolving, or any inability to resolve, our corporate warning letter or other FDA matters, as well as risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

•
Our ability to minimize or avoid future FDA warning letters or field actions relating to our products and the on-going inherent risk of potential physician advisories or field actions related to medical devices;

•	The effect of our litigation; risk management practices, including self-insurance; and compliance activities on our loss contingencies, legal provision and cash flows;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

•	Costs associated with our on-going compliance and quality activities and sustaining organizations;

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide; and

•	Legislative or regulatory efforts to modify the product approval or reimbursement process, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency.

Innovation

•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•
Our ability to develop next-generation products and technologies within our drug-eluting stent and CRM businesses, as well as our ability to develop products and technologies successfully in our other businesses;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the strategic acquisitions we have consummated;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these alliances;

•
Our ability to prioritize our internal research and development project portfolio and our external investment portfolio to keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of any of these projects;

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

Capital Management

•
Our ability to implement, fund, and achieve sustainable cost improvement measures, including our plant network optimization plan, intended to improve overall gross profit margins, and sustaining our other expense and head count reduction initiatives and restructuring program;

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments, as well as to effectively manage our debt levels and covenant compliance and to minimize the impact of interest rate fluctuations on our earnings and cash flows;

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to recover substantially all of our deferred tax assets; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.

Other

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee or Board of Directors;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration challenges we will continue to face;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we execute our expense and head count reduction and plant network optimization initiatives; and

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including expense and head count reductions and our restructuring program and our plant network optimization plan, in order to streamline our operations, reduce our debt obligations and improve our gross margins.

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

ITEM 1A.    RISK FACTORS

In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the end of Item 1 of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

We derive a significant portion of our net sales from the sale of drug-eluting coronary stent systems and cardiac rhythm management (CRM) products in the United States. A decline in market size, a failure of market growth rates to return to historic levels, increased competition, supply interruption or product launch delays may materially adversely affect our results of operations, our financial position, including our goodwill balances, or financial condition.

Net sales from drug-eluting coronary stent systems represented approximately 20 percent of our consolidated net sales during the year ended December 31, 2008. Our U.S. TAXUS® sales declined in 2008 relative to prior years, due largely to recent competitive launches.  In addition, the U.S. market size for drug-eluting stents has declined due to uncertainty regarding the perceived risk of late stent thrombosis following the use of drug-eluting stents. Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent. There can be no assurance that these concerns will be alleviated in the near term or that the size of the U.S. drug-eluting stent market will return to previous levels. In 2007, our

TAXUS® stent system and Johnson & Johnson’s CYPHER® stent system were the only two drug-eluting stents available in the U.S. market. In 2008, Medtronic launched its Endeavor® drug-eluting stent system and Abbott launched its XIENCE V™ everolimus-eluting stent system in the U.S.

The manufacture of our TAXUS® coronary stent system involves the integration of multiple technologies, critical components, raw materials and complex processes. Significant favorable or unfavorable changes in forecasted demand, as well as disruptions associated with our TAXUS® stent manufacturing process, may impact our inventory levels.  Variability in expected demand or the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, which may adversely impact our results from operations. We share with Abbott rights to everolimus-eluting stent technology, including its XIENCE V™ everolimus-eluting stent program. As a result of our sharing arrangements, we are reliant on Abbott’s regulatory and clinical activities and on their continued supply of both PROMUS® everolimus-eluting stent systems and certain components utilized in our drug-eluting stent research and development programs.  Delays in receipt of regulatory approvals for the XIENCE V™ stent system in Japan, receipt of insufficient quantities of the PROMUS® stent system from Abbott, changing acceptance of these stents in the marketplace, or disruption in our supply of components (including everolimus) for research and development could adversely affect our results of operations, as well as our ability to effectively differentiate ourselves from our competitors in the drug-eluting stent market as the leading competitor with two drug-eluting stent programs.

We expect to launch an internally developed and manufactured next-generation everolimus-based stent system, the PROMUS® Element™ platinum chromium coronary stent, in Europe and certain Inter-Continental countries in late 2009 and in the United States and Japan in mid-2012.  Our supply of the existing PROMUS® stent system from Abbott extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension, and through the end of the second quarter of 2012 in the U.S. and Japan.  If we are unable to obtain regulatory approval and timely launch our PROMUS® Element stent system, the absence of an everolimus-eluting stent in our product pipeline may materially adversely affect our results of operations, our financial position, or financial condition.

Worldwide CRM market growth rates over the past three years, including the U.S. ICD market, have been below those experienced in prior years, resulting primarily from previous industry field actions and from a lack of new indications for use.  The U.S. ICD market represents approximately 40 percent of the worldwide CRM market. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to increase CRM market share or increase net sales in a timely manner, if at all. Net sales from our CRM products represented approximately 28 percent of our consolidated net sales during the year ended December 31, 2008 and there can be no assurance of continued acceptance of our new products.  Therefore, decreases in net sales from our CRM products could have a significant impact on our results of operations. In addition, our inability to increase our CRM net sales, particularly in the U.S., could result in additional goodwill and intangible asset impairment charges.

The profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® system and an increase of PROMUS® sales relative to TAXUS® sales may adversely impact our gross profit and operating profit margins. The price we pay Abbott for our supply of PROMUS® stent systems is further impacted by our contractual arrangement with Abbott and is subject to retroactive adjustment, which may also negatively impact our profit margins.   In addition, we are reliant on Abbott for supply of PROMUS® and any disruption to that supply could adversely effect our operating results.

Under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system.  Therefore, if sales of our PROMUS® stent system continue to increase in relation to our total drug-eluting stent system sales, our profit margins will continue to decrease.  Further, the price we pay Abbott for our supply of PROMUS® stent systems is determined by our contracts with them.  Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for PROMUS® stent systems and third-party reports of our average selling price of PROMUS® stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of PROMUS® stent systems. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2008, 2007 and 2006. As a result, during 2009, our profit margins on the PROMUS® stent system may increase or decrease.

In addition, we are reliant on Abbott for our supply of PROMUS® stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of PROMUS® stent systems may not align with customer demand, which could have an adverse effect on our operating results.

Recent deterioration in the economy and credit markets may adversely affect our future results of operations.

As widely reported, the global credit markets and financial services industry have been experiencing a period of upheaval characterized by the bankruptcy, failure, collapse or sale of various financial institutions, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, uncertainty about economic stability and an unprecedented level of intervention from the United States federal government.  There can be no assurance that there will not be further deterioration in the global economy, credit and financial markets and confidence in economic conditions.  While the ultimate outcome of these events cannot be predicted, it may have a material adverse effect on us and our ability to borrow money in the credit markets and potentially to draw on our revolving credit facility or otherwise.  Similarly, our customers and suppliers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all.

Our share price will fluctuate, and accordingly, the value of our investment may be unpredictable.

Stock markets in general and our common stock in particular have experienced significant price and volume volatility over the past year. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions but also to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, potential further sales of our common stock to satisfy the financial commitments of our historical shareholders.

New competitors have entered the drug-eluting stent market, which has impacted our market share and may continue to negatively affect our net sales.

Until 2008, our TAXUS® paclitaxel-eluting coronary stent system was one of only two drug-eluting stent products available in the U.S.  Additional competitors have recently entered the U.S. drug-eluting stent market, including the introduction of the Endeavor® Zotarolimus-Eluting Coronary Stent by Medtronic, Inc. and the launch of Abbott Laboratories’ XIENCE V™ drug-eluting stent system, which has put increased pressure on our U.S. drug-eluting stent system sales and may negatively impact our market share and average selling prices.  Our share of the U.S. drug-eluting stent market, as well as unit prices, may continue to be impacted as the market has become more competitive.

Our industry is experiencing greater scrutiny and regulation by governmental authorities, which has led to certain costs and business distractions as we respond to inquiries and comply with new regulations, and may lead to greater governmental regulation in the future.

The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities.  These authorities have been increasing their scrutiny of our industry.  Recently, we have received inquiries from Congress and other government agencies regarding, among other things, the conduct of clinical trials, conflicts of interests and financial arrangements with health care providers and consultants, and product promotional practices.  We are cooperating with the requests, which cooperation involves document production costs, human resources costs and diversion of management and employee focus.  In addition, certain states, including Massachusetts, where we are headquartered, have recently passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of many payments to them, compliance with which will require significant human resource and financial costs as well as complex information technology systems.  The Federal government has recently introduced similar legislation, which may or may not preempt state laws.   Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the Federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level.  We anticipate that the government will continue to scrutinize our industry closely and that we will be subject to more rigorous regulation by governmental authorities in the future.

Because we derive a significant amount of our net sales from our cardiovascular businesses, changes in market or regulatory conditions that impact those businesses or our inability to develop non-cardiovascular products, could have a material adverse effect on our business, financial condition or results of operations.

During 2008, we derived approximately 79 percent of our net sales from our Cardiovascular group, which includes our CRM, Cardiovascular and Neurovascular businesses. As a result, our sales growth and profitability from our cardiovascular businesses may be limited by risks and uncertainties related to market or regulatory conditions that impact those businesses.  If the worldwide CRM market and the U.S. ICD market do not return to their historical growth rates or we are unable to regain CRM market share or further increase CRM net sales, it may adversely affect our business, financial condition or results of operations.  Net sales from drug-eluting coronary stent systems represented approximately 20 percent of our consolidated net sales for 2008.  Although we have seen a recent uptick in overall percutaneous coronary intervention (PCI) volumes, there can be no assurance that percutaneous coronary intervention procedures or the overall drug-eluting stent market will recover to previous levels, which may have a material adverse effect on our business.  Similarly, our inability to develop products and technologies successfully in addition to our drug-eluting stent and CRM technologies could further expose us to fluctuations and uncertainties in these markets.

Should we be unable to resolve the remaining outstanding issues related to our FDA warning letters in a timely manner, our business, financial condition and results of operations, and physician perception of our products could be materially adversely affected.

We are currently taking remedial action in response to certain deficiencies of our quality systems as cited by the FDA in its warning letters to us. In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations.  The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter, and has approved all of our currently eligible requests for Certificates to Foreign Governments (CFGs).  The corporate warning letter remains in place pending final remediation of certain Medical Device Report (MDR) filing issues. This remediation has resulted and may continue to result in medical device and vigilance reporting, which could adversely impact physician perception of our products.

We may face enforcement actions in connection with these FDA warning letters, including injunctive relief, consent decrees or civil fines. While we are working with the FDA to resolve the remaining outstanding issues, this work has required and will continue to require the dedication of significant incremental internal and external resources and has resulted in adjustments to the product launch schedules of certain products and the decision to discontinue certain other product lines over time.  There can be no assurances regarding the length of time or cost it will take us to resolve these issues to the satisfaction of the FDA. In addition, if our remedial actions are not satisfactory to the FDA, we may have to devote additional financial and human resources to our efforts and the FDA may take further regulatory actions against us including, but not limited to, seizing our product inventory, obtaining a court injunction against further marketing of our products, assessing civil monetary penalties or imposing a consent decree on us, which could result in further regulatory constraints, including the governance of our quality system by a third party. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.

We are subject to extensive medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:

•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

•	require changes to products; and

•	result in limitations on the indicated uses of products.

Countries around the world have adopted more stringent regulatory requirements that have added or are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.

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

We may not effectively be able to protect our intellectual property rights, which could have a material adverse effect on our business, financial condition or results of operations.

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

We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all.  If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.

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

The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are substantially self-insured with respect to product liability claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

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

Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future. These acquisitions, investments and alliances have been significant sources of growth for us. The success of any acquisition, investment or alliance that we may undertake will depend on a number of factors, including:

•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all;

•	the strength of the other companies’ underlying technology and ability to execute;

•	regulatory approvals and reimbursement levels of the acquired products and related procedures;

•	intellectual property and litigation related to these technologies; and

•	our ability to successfully integrate the acquired company or business with our existing business, including the ability to adequately fund acquired in-process research and development projects.

If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future.

We may not realize the expected benefits from our plant network optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to additional unintended consequences.

In early 2009, we announced our Plant Network Optimization plan, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins. Activities under the plan could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity.  We may be unable to attract or retain key personnel.  Attrition in connection with our plant network optimization efforts or a material decrease in employee morale or productivity could negatively affect our business, financial condition and results of operations.  In addition, head count reductions may subject us to the risk of litigation, which could result in substantial cost.  Moreover, our plant network optimization program will result in charges and expenses that will impact our operating results.  We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.

We incurred substantial indebtedness in connection with our acquisition of Guidant and if we are unable to manage our debt levels, it could have an adverse effect on our financial condition or results of operations.

We had total debt of $6.745 billion at December 31, 2008, attributable in large part to our acquisition of Guidant. We expect to use a significant portion of our operating cash flows to reduce our outstanding debt obligations over the next several years. We are examining all of our operations in order to identify cost improvement measures that will better align operating expenses with expected revenue levels and cash flows, and have sold certain non-strategic assets and have implemented other strategic initiatives to generate proceeds that would be available for debt repayment.  There can be no assurance that these initiatives will be effective in reducing expenses sufficiently to enable us to repay our indebtedness.  Our term loan and revolving credit facility agreement contains financial covenants that require us to maintain specified financial ratios. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, particularly in light of the current tightening in the credit markets.

Our credit ratings are currently below investment grade, which could have an adverse impact on our ability to borrow funds or issue debt securities in the public capital markets.

Our current credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings are BB+, and our credit rating from Moody’s Investor Service is Ba1. All of these are below investment grade ratings and the ratings outlook by S&P and Moody’s is currently negative.  Our inability to regain investment grade credit ratings could impact our ability to obtain financing on terms reasonably acceptable to us, and increase the cost of borrowing funds in the future.

Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in a commercially viable product.

In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and divisions, particularly in our drug-eluting stent and CRM programs. We expect to launch our next-generation everolimus-based stent system, the PROMUS® Element™ platinum chromium coronary stent, in Europe in late 2009 and in the United States in mid-2012, subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System and our next-generation products and technologies. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent and CRM markets may be materially adversely impacted.

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

As a part of the regulatory process of obtaining marketing clearance for new products, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate and our business, financial condition, results of operations or future prospects.

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

Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies, in particular in the drug-eluting stent and CRM markets, may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.

Because we derive a significant amount of our net sales from international operations and a significant percentage of our future growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.

Sales outside the U.S. accounted for approximately 43 percent of our net sales in 2008. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our sales growth and profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs; and international markets may also be impacted by foreign government efforts to understand  healthcare practices and pricing in other countries, which could result in increased pricing transparency  across geographies and  pressure to  harmonize reimbursement and ultimately reduce the selling prices of our products. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations.

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

Major third-party payors for hospital services in the U.S. and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed and has shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products. In connection with Guidant’s product recalls, certain third-party payors have sought, and others may seek, recourse against us for amounts previously reimbursed.

Consolidation in the healthcare industry could lead to demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.

The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This in turn has resulted in greater pricing pressures and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition, exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.

We rely on external manufacturers to supply us with materials and components used in our products and external providers to sterilize our products, and any disruption in sources of supply or any ability to sterilize our products could adversely impact our production efforts and could materially adversely affect our business, financial condition or results of operations.

We vertically integrate operations where integration provides significant cost, supply or quality benefits. However, we purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single-sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. We may not be able to establish additional or replacement suppliers for certain components or materials in a timely manner largely due to the complex nature of our and many of our suppliers’ manufacturing processes. Production issues, including capacity constraint; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition.

In addition, our products require sterilization prior to sale and we rely primarily on third party vendors to perform this service.  To the extent our third party sterilizers are unable to process our products, whether due to raw material, capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

There are no unresolved written comments that were received from the SEC staff 180 days or more before the end of our fiscal year relating to our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2.    PROPERTIES

Our world headquarters are located in Natick, Massachusetts, with additional support provided from regional headquarters located in Tokyo, Japan and Paris, France. As of December 31, 2008, our manufacturing, research, distribution and other key facilities totaled approximately 10 million square feet, seven million of which are owned by us, with the balance under lease arrangements. As of December 31, 2008, our principal manufacturing and technology centers were located in Minnesota, California, Florida, Indiana, Utah, Washington, Ireland, Costa Rica and Puerto Rico. Our products are distributed internationally from customer fulfillment centers in Massachusetts, The Netherlands and Japan.  As of December 31, 2008, we maintained 17 manufacturing facilities; nine in the U.S.; one in Puerto Rico; five in Ireland; and two in Costa Rica; as well as various distribution and technology centers.  Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities.

The following is a summary of our facilities (in square feet):

	Owned	Leased	Total
Domestic	5,486,831	1,542,026	7,028,857
Foreign	1,385,599	1,418,694	2,804,293
	6,872,430	2,960,720	9,833,150

ITEM 3.    LEGAL PROCEEDINGS

See Note L—Commitments and Contingencies to our 2008 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BSX.” Our annual CEO certification for the previous year has been submitted to the NYSE.

The following table provides the market range for our common stock for each of the last eight quarters based on reported sales prices on the NYSE.

	High	Low
2008
First Quarter	$13.21	$10.98
Second Quarter	14.11	12.23
Third Quarter	13.89	11.75
Fourth Quarter	11.47	5.48

2007
First Quarter	$18.59	$14.22
Second Quarter	16.67	14.59
Third Quarter	15.72	12.16
Fourth Quarter	15.03	11.47

We did not pay a cash dividend in 2008, 2007 or 2006. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.

At February 20, 2009, there were 16,934 record holders of our common stock.

The closing price of our common stock on February 20, 2009 was $8.18.

We did not repurchase any of our common stock in 2008, 2007 or 2006. There are approximately 37 million remaining shares authorized for purchase under our share repurchase program. We currently do not anticipate material repurchases in 2009.

Stock Performance Graph

The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s 500 Stock Index and the Standard & Poor’s Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on January 1, 2004, and that all dividends were reinvested.

ITEM 6.               SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)

Operating Data

Year Ended December 31,	2008	2007	2006	2005	2004
Net sales	$8,050	$8,357	$7,821	$6,283	$5,624
Gross profit	5,581	6,015	5,614	4,897	4,332
Selling, general and administrative expenses	2,589	2,909	2,675	1,814	1,742
Research and development expenses	1,006	1,091	1,008	680	569
Royalty expense	203	202	231	227	195
Amortization expense	543	620	474	142	112
Goodwill and intangible asset impairment charges	2,790	21	56	10
Acquisition-related milestone	(250)
Purchased research and development	43	85	4,119	276	65
Gain on divestitures	(250)
Loss on assets held for sale		560
Restructuring charges	78	176
Litigation-related charges	334	365		780	75
Total operating expenses	7,086	6,029	8,563	3,929	2,758
Operating (loss) income	(1,505)	(14)	(2,949)	968	1,574
(Loss) income before income taxes	(2,031)	(569)	(3,535)	891	1,494
Net (loss) income	(2,036)	(495)	(3,577)	628	1,062

Net (loss) income per common share:
Basic	$(1.36)	$(0.33)	$(2.81)	$0.76	$1.27
Assuming dilution	$(1.36)	$(0.33)	$(2.81)	$0.75	$1.24

Weighted-average shares outstanding — basic	1,498.5	1,486.9	1,273.7	825.8	838.2
Weighted-average shares outstanding — assuming dilution	1,498.5	1,486.9	1,273.7	837.6	857.7

Balance Sheet Data

As of December 31,	2008	2007	2006	2005	2004
Cash, cash equivalents and marketable securities	$1,641	$1,452	$1,668	$848	$1,640
Working capital*	2,219	2,691	3,399	1,152	684
Total assets	27,139	31,197	30,882	8,196	8,170
Borrowings (long-term and short-term)	6,745	8,189	8,902	2,020	2,367
Stockholders’ equity	13,174	15,097	15,298	4,282	4,025
Book value per common share	$8.77	$10.12	$10.37	$5.22	$4.82

*
In 2008 and 2007, we reclassified certain assets and liabilities to the “Assets held for sale” and “Liabilities associated with assets held for sale” captions in our consolidated balance sheets. These assets and liabilities are labeled as ‘current’ to give effect to the short term nature of those assets and liabilities that were divested in the first quarter of 2008 in connection with the sale of certain of our businesses, or assets that are expected to be sold in 2009. We have reclassified 2007 balances for comparison purposes on the face of the consolidated balance sheets, and restated both 2007 and 2006 in the working capital metric above. We have not restated working capital for 2005 or 2004, as we did not have assets and liabilities held for sale prior to 2006, nor are they presented on the face of the consolidated balance sheets.

See also the notes to our consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes contained in Item 8 of this Annual Report.

Introduction

Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our business strategy is to lead global markets for less-invasive medical devices by developing and delivering products and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate compelling economic value. We intend to achieve leadership, drive profitable sales growth and increase shareholder value by focusing on:

•	Customers
•	Innovation
•	Quality
•	People
•	Financial Strength

In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. Our operating results for the years ended December 31, 2007 and 2006 include a full year of results of these businesses. Our operating results for the year ended December 31, 2008 include the results of these businesses through the date of separation. We are involved in several post-closing separation activities through transition service agreements, some from which we continue to generate net sales. These transition service agreements expire throughout 2009 and the first half of 2010. Refer to the Strategic Initiatives section and Note F – Divestitures and Assets Held for Sale to our consolidated financial statements contained in Item 8 of this Annual Report for a description of these business divestitures.

On April 21, 2006, we consummated the acquisition of Guidant Corporation. With this acquisition, we became a major provider in the cardiac rhythm management (CRM) market, enhancing our overall competitive position and long-term growth potential, and further diversifying our product portfolio. We also now share certain drug-eluting stent technology with Abbott Laboratories, which gives us access to a second drug-eluting stent program, and complements our TAXUS® stent system program. See Note D- Acquisitions to our 2008 consolidated financial statements included in Item 8 of this Annual Report for further details on the Guidant acquisition and Abbott transaction. Our operating results for the years ended December 31, 2008 and 2007 include a full year of results of our CRM business that we acquired from Guidant. Our operating results for the year ended December 31, 2006 include the results of the CRM business beginning on the date of acquisition. We have included supplemental pro forma financial information in Note D – Acquisitions to our 2008 consolidated financial statements included in Item 8 of this Annual Report which gives effect to the acquisition as though it had occurred at the beginning of 2006.

Executive Summary

Financial Highlights and Trends

Net sales in 2008 were $8.050 billion, which included sales from divested businesses of $69 million, as compared to net sales of $8.357 billion in 2007, which included sales from divested business of $553 million, a decrease of $307 million or four percent. Foreign currency fluctuations increased our net sales by $213 million in 2008, as compared to 2007. Excluding the impact of foreign currency and sales from divested businesses, our net sales were flat with the prior year.

Worldwide net sales of our CRM products increased eight percent in 2008, including an eight percent increase in our U.S. CRM net sales and a seven percent increase in international CRM product net sales. These increases were driven by multiple product launches in both our U.S. and international markets, highlighted by the launch of our COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) system and our TELIGEN® implantable cardioverter defibrillator (ICD) system. In addition, net sales from our Endosurgery businesses grew eight percent and our Neuromodulation division increased net sales by twenty percent in 2008, as compared to 2007. Partially offsetting these increases, was a decline in worldwide net sales from our Cardiovascular division of four percent during 2008, due principally to the impact of new competition in the U.S. drug-eluting stent market.  However, we realized increased U.S. drug-eluting stent market share in the fourth quarter of 2008, as compared to the third quarter of 2008, and exited the year with an estimated 49 percent share of the U.S. drug-eluting stent market for the month of December.

Our reported net loss for 2008 was $2.036 billion, or $1.36 per share, on approximately 1.5 billion weighted-average shares outstanding, as compared to a net loss for 2007 of $495 million, or $0.33 per share, also on 1.5 billion weighted-average shares outstanding. Our reported results for 2008 included goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation- and restructuring-related net charges; and discrete tax items of $2.796 billion (after-tax), or $1.87 per share, consisting of:

•	$2.756 billion ($2.790 billion pre-tax) of goodwill and intangible asset impairment charges, associated primarily with a write-down of goodwill;
•	a $184 million gain ($250 million pre-tax) related to the receipt of an acquisition-related milestone payment from Abbott;
•	$44 million ($43 million pre-tax) of net purchased research and development charges, associated primarily with the acquisitions of Labcoat, Ltd. and CryoCor, Inc.;
•	$100 million of costs ($133 million pre-tax) associated with our on-going expense and head count reduction initiatives;
•	a $185 million gain ($250 million pre-tax), associated with the sale of certain non-strategic businesses;
•	$54 million of net losses ($80 million pre-tax) in connection with the sale of certain non-strategic investments;
•	$238 million of litigation-related charges ($334 million pre-tax) resulting primarily from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson; and
•	$27 million of discrete tax benefits related to certain tax positions associated with prior period acquisition-, divestiture-, litigation- and restructuring-related charges.

During the fourth quarter of 2008, we recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant. The decline in our stock price and our market capitalization during the fourth quarter created an indication of potential impairment of our goodwill balance; therefore, we performed an interim impairment test. Key factors contributing to the impairment charge included disruptions in the credit and equity markets, and the resulting impacts to weighted-average costs of capital, and changes in CRM market demand relative to our original assumptions at the time of acquisition. Refer to Note E – Goodwill and Other Intangible Assets to our consolidated financial statements contained in Item 8 of this Annual Report for more information.

Our reported results for 2007 included goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation- and restructuring-related charges of $1.110 billion (after-tax), or $0.74 per share. Refer to Liquidity and Capital Resources for a discussion of these charges.

We continued to generate substantial cash flow during 2008. Cash provided by operating activities was $1.216 billion in 2008 as compared to $934 million in 2007. At December 31, 2008, we had total debt of $6.745 billion, cash and cash equivalents of $1.641 billion and working capital of $2.219 billion. During 2008, we prepaid $1.425 billion of debt under our term loan and our credit facility secured by our U.S. trade receivables and, in February 2009, prepaid an additional $500 million. As a result, our next scheduled debt maturity is $325 million due in April 2010.

Strategic Initiatives

In 2007, we announced several new initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital improvements and our people that are essential to our long-term success. These initiatives have helped to provide better focus on our core businesses and priorities, which we believe will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. The execution of this plan enabled us to reduce R&D and selling, general and administrative (SG&A) expenses by an annualized run rate of approximately $500 million exiting 2008.

Restructuring

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which resulted in the elimination of approximately 2,300 positions worldwide. We initiated activities under the plan in the fourth quarter of 2007 and expect to be substantially complete worldwide in 2010.   Refer to Results of Operations and Note H – Restructuring-related Activities to our consolidated financial statements included in Item 8 of this Annual Report for information on restructuring-related activities and estimated costs.

Plant Network Optimization

On January 27, 2009, our Board of Directors approved, and we committed to, a plant network optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines from one facility to another and by closing certain facilities. The plan is a complement to our previously announced expense and head count reduction plan, and is intended to improve overall gross profit margins. Activities under the plan will be initiated in 2009 and are expected to be substantially completed by the end of 2011. Refer to Results of Operations and Note H – Restructuring-related Activities to our consolidated financial statements included in Item 8 of this Annual Report for information on restructuring-related activities and estimated costs.

Divestitures

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sale in the first quarter of 2008, as discussed below. We received pre-tax proceeds of approximately $1.3 billion from the sale of these businesses and our TriVascular Endovascular Aortic Repair (EVAR) program, and eliminated 2,000 positions in connection with these divestitures.

In January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics Corporation in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash.  In connection with the sale, we recorded a loss of $367 million (pre-tax) in 2007, attributable primarily to the write-down of goodwill. In addition, we recorded a tax benefit of $7 million during 2008 in connection with the closing of the transaction. Also in January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses for net cash proceeds of approximately $700 million. In connection with the sale, we recorded a pre-tax loss of $193 million in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax expense of $19 million during 2008 in connection with the closing of the transaction. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses for net cash proceeds of approximately $400 million.  We recorded a pre-tax gain of $234 million ($161 million after-tax) during 2008 associated with this transaction.

Further, in March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($36 million after-tax) during 2008.

During 2007, in connection with our strategic initiatives, we announced our intent to sell the majority of our investment portfolio in order to monetize those investments determined to be non-strategic. In June 2008, as part of our initiative to monetize non-strategic investments, we signed separate definitive agreements with Saints Capital and Paul Capital Partners to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with these agreements, we received proceeds of $95 million during 2008. In addition, we received $54 million of proceeds from other transactions to monetize certain other non-strategic investments and notes receivable. We recorded net pre-tax losses of approximately $80 million during 2008 related to these monetization initiatives and the write-down of certain non-strategic investments. We expect to receive $45 million of remaining proceeds from the Saints and Paul transactions during 2009, and do not expect to record significant gains or losses in 2009 related to these definitive agreements. Refer to our Other, net discussion, as well as Note G – Investments and Notes Receivable to our consolidated financial statements included in Item 8 of this Annual Report for more information on our investment portfolio activity.

Corporate Warning Letter

In January 2006, legacy Boston Scientific received a corporate warning letter from the U.S. Food and Drug Administration (FDA) notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and has approved all currently eligible requests for Certificates to Foreign Governments (CFGs). Since October 2008, we have received approval to market the following new products in the U.S.:

•	our TAXUS® Express[2]® Atom™ paclitaxel-eluting coronary stent system, designed for treating small coronary vessels;
•	our TAXUS® Liberté® paclitaxel-eluting coronary stent system, our second-generation drug-eluting stent system;
•	our Carotid WALLSTENT® Monorail® Endoprosthesis, a less-invasive alternative to surgery for treating carotid artery disease;
•	our Apex™ Percutaneous Transluminal Coronary Angioplasty (PTCA) dilatation catheter, for treating the most challenging atherosclerotic lesions;
•	our Express® SD Renal Monorail® stent system, the first low-profile, pre-mounted stent approved in the U.S. for use in renal arteries; and
•	our Sterling™ Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries.

The FDA also approved the use of our TAXUS® Express2® paclitaxel-eluting coronary stent system for the treatment of in-stent restenosis1 (ISR) in bare-metal stents, the first ISR approval granted by the FDA.

The corporate warning letter remains in place pending final remediation of certain Medical Device Report (MDR) filing issues, which we are actively working with the FDA to resolve. This remediation has resulted and may continue to result in incremental medical device and vigilance reporting, which could adversely impact physician perception of our products.

1 In-stent restenosis is re-narrowing of the vessel inside a stent.

Business and Market Overview

Cardiac Rhythm Management

We estimate that the worldwide CRM market approximated $10.8 billion in 2008, as compared to approximately $10.0 billion in 2007, and estimate that U.S. ICD system sales represented approximately 40 percent of the worldwide CRM market in both years. Worldwide CRM market growth rates over the past three years, including the U.S. ICD market, have been below those experienced in prior years, resulting primarily from previous industry field actions and from a lack of new indications for use. In 2008, however, we began to see renewed growth of the worldwide CRM market with steadily increasing implant volumes.

Net sales of our CRM products represented approximately 28 percent of our consolidated net sales for 2008 and 25 percent in 2007. The following are the components of our worldwide CRM product sales:

(in millions)	Year Ended December 31, 2008			Year Ended December 31, 2007
	U.S.	International	Total	U.S.	International	Total
ICD systems	$1,140	$541	$1,681	$1,053	$489	$1,542
Pacemaker systems	340	265	605	318	264	582

	$1,480	$806	$2,286	$1,371	$753	$2,124

Our U.S. sales of CRM products in 2008 increased $109 million, or eight percent, as compared to 2007.  Our U.S. sales benefited from growth in the U.S. CRM market and from the successful launch of our next-generation COGNIS® CRT-D and TELIGEN® ICD systems, as well as the launches of our CONFIENT® ICD system, the LIVIAN® CRT-D system, and the ALTRUA™ family of pacemaker systems. We experienced ten percent growth in U.S. CRM sales during each of the second, third and fourth quarters of 2008, largely as a result of these new product launches.

Our international CRM product sales increased $53 million, or seven percent in 2008, as compared to 2007, due primarily to an increase in the size of the international ICD market. However, our net sales and market share in Japan have been negatively impacted as we move to a direct sales model for our CRM products in Japan and, until we fully implement this model, our net sales and market share in Japan may continue to be negatively impacted.

During 2008, we received more than a dozen new CRM product approvals. We will continue to execute on our product pipeline and expect to begin offering our LATITUDE® Patient Management System in certain European countries in 2009. This technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. We also plan to launch our next-generation pacemaker, the INGENIO™ pacemaker system, in the U.S., our EMEA (Europe/Middle East/Africa) region and certain Inter-Continental countries in the first half of 2011. We believe that these launches position us for sustainable growth within the worldwide CRM market.

Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in net sales from our CRM products could have a significant impact on our results of operations. While we believe that the size of the CRM market will increase above existing levels, there can be no assurance as to the timing or extent of this increase. We believe we are well positioned within the CRM market; however, the following variables may impact the size of the CRM market and/or our share of that market:

•	our continued ability to improve the trust and confidence of the implanting physician community, the referring physician community and prospective patients in our technology;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology;

•	the successful conclusion and positive outcomes of on-going clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches; and

•	average selling prices and the overall number of procedures performed.

Coronary Stents

The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those that are actually stented; the number of devices used per procedure; average drug-eluting stent selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). We estimate that the worldwide coronary stent market approximated $5.0 billion in 2008 and 2007, and estimate that drug-eluting stents represented approximately 80 percent of the dollar value of worldwide coronary stent market sales in both years. Uncertainty regarding the efficacy of drug-eluting stents, as well as the increased perceived risk of late stent thrombosis2 following the use of drug-eluting stents, contributed to a decline in the worldwide drug-eluting stent market size during 2006 and 2007. However, data addressing this risk and supporting the safety of drug-eluting stent systems positively affected trends in the growth of the drug-eluting stent market in 2008, as referring cardiologists regained confidence in this technology.

Net sales of our coronary stent systems represented approximately 23 percent of our consolidated net sales for 2008 and 24 percent in 2007. We are the only company in the industry to offer a two-drug platform strategy with our TAXUS® paclitaxel-eluting stent system and the PROMUS® everolimus-eluting stent system. The following are the components of our worldwide coronary stent system sales:

(in millions)	Year Ended December 31, 2008			Year Ended December 31, 2007
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$621	$697	$1,318	$1,006	$754	$1,760
PROMUS®	212	104	316		28	28
Drug-eluting	833	801	1,634	1,006	782	1,788
Bare-metal	88	129	217	104	135	239

	$921	$930	$1,851	$1,110	$917	$2,027

During 2008, U.S. sales of our drug-eluting stent systems declined $173 million, or 17 percent, due primarily to an increase in competition following recent competitive launches. We believe that our average share of the

2 Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

U.S. drug-eluting stent market declined to 46 percent during 2008, as compared to 55 percent in 2007.  In addition, pricing pressure resulted in a reduction in the average selling price of our TAXUS® stent system in the U.S. by approximately five percent as compared to the prior year. However, increasing penetration rates have had a positive effect on the size of the U.S. drug-eluting stent market. Average drug-eluting stent penetration rates in the U.S. were 68 percent during 2008 (exiting 2008 at 73 percent for the month of December), as compared to 65 percent during 2007 (exiting 2007 at 62 percent for the month of December). We believe this is a strong indicator that the recovery of the U.S. drug-eluting stent market is continuing and the market is strengthening. In addition, the launch of our TAXUS® Express2® Atom™ and TAXUS® Liberté® stent systems in the U.S. during the fourth quarter of 2008 had a positive effect on our market share. We believe that exiting 2008, we were the market leader with 49 percent share of the U.S. drug-eluting stent market for the month of December, and are well positioned entering 2009.

Our international drug-eluting stent system sales increased $19 million, or two percent, in 2008 as compared to 2007, due to a full year of drug-eluting stent sales in Japan and growth in the size of the international drug-eluting stent market as a result of increased PCI procedural volume and higher penetration rates. In May of 2007, we launched our TAXUS® Express2® coronary stent system in Japan, and, in January 2009, we received approval from the Japanese Ministry of Health, Labor and Welfare to market our second-generation TAXUS® Liberté® drug-eluting stent system in Japan. We are planning to launch our TAXUS® Liberté® stent system in Japan during the first quarter of 2009 and the PROMUS® everolimus-eluting coronary stent system in the second half of 2009, subject to regulatory approval.

In July 2008, Abbott launched its XIENCE V™ everolimus-eluting coronary stent system, and, simultaneously, we launched the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott. As of the closing of Abbott’s acquisition of Guidant’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to use the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system. Our PROMUS® stent systems have operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of our PROMUS® stent system continue to increase in relation to our total drug-eluting stent system sales, our profit margins will continue to decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Further, the price we pay Abbott for our supply of PROMUS® stent systems is determined by our contracts with them.  Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for PROMUS® stent systems and third-party reports of our average selling price of PROMUS® stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of PROMUS® stent systems. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2008, 2007 and 2006. As a result, during 2009, our profit margins on the PROMUS®  stent system may increase or decrease.

We are reliant on Abbott for our supply of PROMUS® stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of PROMUS® stent systems may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS® stent systems from Abbott is sufficient to meet customer demand. Further, our supply agreement with Abbott for PROMUS® stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension, and through the end of the second quarter of 2012 in the U.S. and Japan. We are incurring incremental costs and expending incremental resources in order to develop and commercialize an internally developed and manufactured next-generation everolimus-eluting stent system. We expect that this stent system, the PROMUS® Element™ stent system, will have gross profit margins more comparable to our TAXUS® stent system and will improve our overall gross profit and operating profit margins once launched. We expect to launch PROMUS® Element in our EMEA region and certain Inter-Continental countries in late 2009 and in the U.S. and Japan in mid-2012. We expect to launch our first-generation PROMUS® everolimus-eluting coronary stent system during the second half of 2009 in Japan. Our product pipeline also includes the TAXUS® Element™ coronary stent system. We expect to launch our TAXUS® Element stent system in EMEA and certain Inter-Continental countries during the fourth quarter of 2009 and in the U.S. and Japan in mid-2011.

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

We believe that we can sustain our leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:

•	our two drug-eluting stent platform strategy;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V™/PROMUS® stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, marketing and manufacturing capabilities.

However, a further decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•	our ability to successfully launch next-generation products and technology features;

•	physician and patient confidence in our technology and attitudes toward drug-eluting stents, including the continued abatement of prior concerns regarding the risk of late stent thrombosis;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed, average number of stents used per procedure, and average selling prices of drug-eluting stent systems;

•	the outcome of intellectual property litigation;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.

There continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with certain of our existing competitors, including Johnson & Johnson, and other independent patent holders. There can be no assurance that an adverse outcome in one or more proceedings would not materially impact our ability to meet our objectives in the coronary stent market, and our liquidity and results of operations. We previously had several active lawsuits pending between us and Medtronic, Inc. However, on January 23, 2009, we reached an agreement to stop all litigation between us and Medtronic with respect to interventional cardiology and endovascular repair cases. See Note L - Commitments and Contingencies to our 2008 consolidated financial statements included in Item 8 of this Annual Report for a description of these legal proceedings.

Other Businesses

Interventional Cardiology (excluding coronary stent systems)

In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures; and ultrasound and imaging systems. Our net sales of these products increased to $1.028 billion in 2008, as compared to $989 million in 2007, an increase of $39 million or four percent. This increase was driven primarily by growth in our ultrasound and imaging system franchise; including increased sales of our iLab® Ultrasound Imaging System, which enhances the diagnosis and treatment of blocked vessels and heart disorders.  In addition, in November 2008, the FDA approved our Apex™ PTCA dilatation catheter, used in treating atherosclerotic lesions.

Peripheral Interventions

Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our 2008 net sales of these products decreased slightly to $589 million in 2008, as compared to $597 million in 2007.  The decrease was a result of U.S. sales declines of $34 million in 2008 to $294 million, from $328 million in 2007, primarily as a result of increased competition across most of the vascular interventional product categories. Our international Peripheral Interventions business grew $26 million in 2008, as compared to 2007, due primarily to foreign currency fluctuations. We continue to hold a strong worldwide position in the Peripheral Interventions market and we are the market leader in multiple product categories. Further, in the fourth quarter of 2008, we received FDA approval for three new products: our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling™ Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries.

Neurovascular

We market a broad line of products used in treating diseases of the neurovascular system. Our Neurovascular net sales increased to $360 million in 2008, as compared to $352 million in 2007, an increase of $8 million or two percent. Our U.S. net sales were $131 million in 2008, as compared to $127 million in 2007, and our international net sales were $229 million in 2008, as compared to $225 million in 2007. We plan to launch a next-generation family of detachable coils, including an enhanced delivery system with reduced coil detachment times, in the U.S. in the second half of 2009. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.

Endosurgery

Our Endosurgery group develops and manufactures devices to treat a variety of medical conditions, including diseases of the digestive and pulmonary systems within our Endoscopy division, and urological and gynecological disorders within our Urology division. Our Endosurgery group net sales grew eight percent in 2008 to $1.374 billion, and accounted for 17 percent of our total net sales in 2008, as compared to 15 percent in 2007.  The following are the components of our worldwide Endosurgery business:

(in millions)	Year Ended December 31, 2008			Year Ended December 31, 2007
	U.S.	International	Total	U.S.	International	Total
Endoscopy	$477	$466	$943	$453	$413	$866
Urology	335	96	431	316	87	403

	$812	$562	$1,374	$769	$500	$1,269

Our Endoscopy net sales grew nine percent in 2008 to $943 million from $866 million in 2007.  Key sales growth drivers within Endoscopy included our biliary franchise, which grew $45 million, or 16 percent, to $324 million on the strength of our SpyGlass® Direct Visualization System for single-operator duodenoscope assisted cholangiopancreatoscopy, or visual examination of the bile ducts, which was launched in the second quarter of 2007.  In addition, our hemostasis franchise grew $16 million, or 18 percent, to $107 million on the strength of our Resolution® Clip Device, which is the only currently-marketed mechanical clip designed to open and close (up to five times) before deployment to enable a physician to see the effects of the clip before committing to deployment.  Our Urology net sales grew seven percent in 2008 to $431 million from $403 million in 2007.  This growth was primarily due to our pelvic floor franchise, which grew 17 percent, or $14 million, to $95 million, led by our line of sling-based devices and kits, which are used in the treatment of a variety of stress- and age-related disorders of the lower female anatomy.  The remaining Urology growth was spread across the other components of our business, including our stone management and gynecology franchises.  During 2009, we intend to launch a number of new products across multiple franchises in both our Endoscopy and Urology businesses.

Neuromodulation

Despite new product launches during the year by both of our major competitors, our Neuromodulation net sales increased to $245 million in 2008, as compared to $204 million in 2007, an increase of $41 million or 20 percent. Our U.S. net sales were $234 million in 2008, as compared to $198 million in 2007, and our international net sales were $11 million in 2008, as compared to $6 million in 2007. We continued to maintain our strong position within the U.S. market with our Precision® Spinal Cord Stimulation (SCS) system, used for the treatment of chronic pain of the lower back and legs. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which allows the physician to target specific areas of pain more precisely. In addition, we are currently assessing the use of our SCS system to treat other sources of pain. These factors, coupled with the move of our Neuromodulation business to a new state-of-the-art facility during 2008, position us well for continued growth in this market.

Innovation

Our approach to innovation combines internally developed products and technologies with those we obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest in our CRM and drug-eluting stent technologies, and will also invest selectively in areas outside of these markets. We expect to continue to invest in our paclitaxel drug-eluting stent program, along with our internally developed and manufactured everolimus-eluting stent program (the PROMUS® Element™ stent system), to sustain our leadership position in the worldwide drug-eluting stent market. There can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approvals or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.

Our strategic acquisitions are intended to expand further our ability to offer our customers safe, effective, high-quality medical devices that satisfy their interventional needs. Management believes it has developed a sound plan to integrate acquired businesses. However, our failure to integrate these businesses successfully could impair our ability to realize the strategic and financial objectives of these transactions. Potential future acquisitions may be dilutive to our earnings and may require additional debt or equity financing, depending on their size and nature.

We have entered strategic alliances with both publicly traded and privately held companies. We enter these alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During 2008, we monetized certain investments and alliances no longer determined to be strategic (see the Strategic Initiatives section for more information). While we believe our remaining strategic investments are within attractive markets with an outlook for sustained growth, the full benefit of these alliances is highly dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these strategic alliances.

Reimbursement and Funding

Our products are purchased principally by hospitals, physicians and other healthcare providers worldwide that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed-care programs for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and sometimes conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.  Accordingly, the outcome of these reimbursement decisions could have an adverse impact on our business. In addition, the current economic climate may impose further pressure on funds available for reimbursement of healthcare and on reimbursement levels.

Manufacturing and Raw Materials

We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components or materials, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials or components could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, our products require sterilization prior to sale and we rely primarily on third party vendors to perform this service.  To the extent our third party sterilizers are unable to process our products, whether due to raw material, capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.

International Markets

Our profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, currency fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Any significant changes in the competitive, political, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations. International markets, including Japan, are affected by economic pressure to contain reimbursement levels and healthcare costs. Initiatives to limit the growth of healthcare costs, including price regulation, are under way in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as Japan, Europe and other international markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients. We expect these practices to put increased pressure on reimbursement rates in these markets.

In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. Further, some emerging markets rely on the FDA’s CFGs in lieu of their own regulatory approval requirements. Although the corporate warning letter has not been formally resolved, the FDA has approved all currently eligible requests for CFGs. However, any limits on our ability to market our full line of existing products and to launch new products within these jurisdictions could have an adverse impact on our business.

Results of Operations

Net Sales

The following table provides our worldwide net sales by region and the relative change on an as reported and constant currency basis:

				2008 versus 2007				2007 versus 2006
(in millions)	2008	2007	2006	As Reported Currency Basis		Constant Currency Basis		As Reported Currency Basis	Constant Currency Basis

United States	$4,487	$4,522	$4,415	(1	) %	(1	) %	2%	2%

EMEA	1,960	1,833	1,631	7%		2%		12%	3%
Inter-Continental	1,534	1,449	1,299	6%		(2	) %	12%	9%
International	3,494	3,282	2,930	6%		-%		12%	6%

Subtotal	7,981	7,804	7,345	2%		-%		6%	4%

Divested businesses	69	553	476	N/A		N/A		N/A	N/A

Worldwide	$8,050	$8,357	$7,821	(4	) %	(6	) %	7%	5%

The following table provides our worldwide net sales by division and the relative change on an as reported basis:

				2008 versus 2007				2007 versus 2006
(in millions)	2008	2007	2006	As Reported Currency Basis		Constant Currency Basis		As Reported Currency Basis		Constant Currency Basis

Interventional Cardiology	$2,879	$3,016	$3,509	(5	) %	(7	) %	(14	) %	(15	) %
Peripheral Interventions	589	597	624	(1	) %	(5	) %	(4	) %	(8	) %
Cardiovascular	3,468	3,613	4,133	(4	) %	(7	) %	(13	) %	(14	) %

Cardiac Rhythm Management	2,286	2,124	1,371	8%		5%		55%		51%
Electrophysiology	153	147	134	4%		2%		10%		8%
Cardiac Rhythm Management	2,439	2,271	1,505	7%		5%		51%		47%

Neurovascular	360	352	326	2%		(2	) %	8%		4%
Peripheral Embolization	95	95	87	1%		(4	) %	9%		7%
Neurovascular	455	447	413	2%		(3	) %	8%		5%

Cardiovascular Group	6,362	6,331	6,051	-%		1%		5%		2%

Endoscopy	943	866	777	9%		6%		11%		9%
Urology	431	403	371	7%		6%		9%		8%
Endosurgery Group	1,374	1,269	1,148	8%		6%		11%		8%

Neuromodulation	245	204	146	20%		20%		40%		40%

Subtotal	7,981	7,804	7,345	2%		-%		6%		4%

Divested businesses	69	553	476	N/A		N/A		N/A		N/A

Worldwide	$8,050	$8,357	$7,821	(4	) %	(6	) %	7%		5%

We manage our international operating regions and divisions on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. To calculate net sales growth rates that exclude the impact of currency exchange, we convert actual current period net sales from local currency to U.S. dollars using constant currency exchange rates. The regional constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note P – Segment Reporting to our 2008 consolidated financial statements included in Item 8 of this Annual Report. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

U.S. Net Sales

Our U.S. net sales, excluding sales from divested businesses, decreased $35 million, or one percent in 2008, as compared to 2007. The decrease was due primarily to a decrease in Cardiovascular division sales of $222 million, driven primarily by declines in sales of our drug-eluting stent systems due to increased competition. Partially offsetting this decrease was an increase in CRM product sales of $109 million, as a result of numerous successful product launches during the year.  In addition, U.S. sales in our Endosurgery division grew $43 million in 2008, as compared to 2007, driven by strength in our biliary and hemostasis franchises, and our Neuromodulation division increased sales by $36 million, due to market growth and continued physician adoption of our Precision Plus™ spinal cord stimulation technology.  Refer to the Business and Market Overview section for a more detailed discussion of our net sales by division.

Our U.S. net sales, excluding sales from divested businesses, increased $107 million, or two percent, in 2007, as compared to 2006. The increase related primarily to an increase in U.S. CRM product sales of approximately $450 million due to a full year of consolidated operations in 2007. In addition, we achieved year-over-year U.S. sales growth of approximately $60 million in our Endosurgery businesses and $65 million in our Neuromodulation business. Offsetting these increases was a decline in our U.S. Cardiovascular division sales of approximately $500 million, driven primarily by lower sales of our TAXUS® drug-eluting stent system as a result of a decrease in the size of the U.S. drug-eluting stent market. This decrease was driven principally by declines in drug-eluting stent penetration rates resulting from on-going concerns regarding the safety and efficacy of drug-eluting stents.

International Net Sales

Our international net sales, excluding sales from divested businesses, increased $212 million, or six percent, in 2008, as compared to 2007. The increase was attributable primarily to the favorable impact of currency exchange rates, which contributed $208 million to our international net sales, excluding sales from divested businesses. Within our international business, sales in our Cardiovascular division increased $77 million and CRM product sales increased $53 million. In addition, sales in our Endosurgery franchises increased $63 million in 2008, as compared to 2007. Refer to the Business and Market Overview section for a more detailed discussion of our net sales by division.

Our international net sales, excluding sales from divested businesses, increased $352 million, or 12 percent, in 2007 as compared to 2006. Approximately $170 million was attributable to the favorable impact of currency exchange rates. Within our international business, sales of our CRM products increased $290 million, due primarily to a full year of consolidated results in 2007. Sales in our Cardiovascular division increased $50 million, due primarily to the May 2007 launch of our TAXUS® Express2® coronary stent system in Japan.

Gross Profit

In 2008, our gross profit was $5.581 billion, as compared to $6.015 billion in 2007, a decrease of $434 million or seven percent. As a percentage of net sales, our gross profit decreased to 69.3 percent for 2008, as compared to 72.0 percent for 2007. For 2007, our gross profit was $6.015 billion, as compared to $5.614 billion for 2006. As a percentage of net sales, our gross profit increased slightly to 72.0 percent in 2007, as compared to 71.8 percent in 2006. The following is a reconciliation of our gross profit percentages from 2006 to 2007 and 2007 to 2008:

	Year Ended
	December 31,
	2008		2007
Gross profit - prior year	72.0%		71.8%
Shifts in product sales mix	(2.5	) %	(1.8	) %
Lower Project Horizion spend	0.7%		0.2%
Impact of higher inventory charges and other period expenses	(0.5	) %	(1.0	) %
Inventory step up charge in 2006			3.4%
All other	(0.4	) %	(0.6	) %
Gross profit - current year	69.3%		72.0%

The primary factor contributing to a shift in product sales mix toward lower margin products in both years was a decrease in sales of our higher margin TAXUS® drug-eluting stent system. The shift in sales away from TAXUS® stent systems during 2008 was primarily due to increased sales of PROMUS® stent systems in the U.S., following its July 2008 approval and launch. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system. In 2008, sales of our PROMUS® stent system represented 19 percent of our worldwide drug-eluting stent system sales, as compared to two percent in 2007.

Our gross profit margin was also negatively impacted by higher inventory charges and other period expenses during both years. In 2008, these charges consisted primarily of a $23 million inventory write-off related to an FDA warning letter received by one of our third party sterilizers, and approximately $20 million of CRM-related inventory write-offs, resulting principally from the successful launch of COGNIS® and TELIGEN®. In 2007, these charges included warranty-related and other scrap charges.

Partially offsetting these declines in our gross profit margin was lower spending associated with Project Horizon, our corporate-wide initiative to improve and harmonize our overall quality processes and systems, which ended as a formal program as of December 31, 2007.  In addition, included in cost of products sold for 2006 was an adjustment of $267 million, representing the step-up value of acquired Guidant inventory sold during the year.  There were no amounts included in our 2007 or 2008 cost of products sold related to the inventory step-up and, as of December 31, 2007, we had no step-up value remaining in inventory.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	2008		2007		2006
(in millions)	$	% of Net Sales	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	2,589	32.2	2,909	34.8	2,675	34.2
Research and development expenses	1,006	12.5	1,091	13.1	1,008	12.9
Royalty expense	203	2.5	202	2.4	231	3.0
Amortization expense	543	6.7	620	7.4	474	6.1

Selling, General and Administrative (SG&A) Expenses

In 2008, our SG&A expenses decreased by $320 million, or 11 percent, as compared to 2007. As a percentage of our net sales, SG&A expenses decreased to 32.2 percent in 2008 from 34.8 percent in 2007. The decrease in our SG&A expenses related primarily to lower head count and spending resulting from our expense and head count reduction plan, as well as a reduction of $160 million attributable to our first quarter 2008 divestiture of certain non-strategic businesses. Refer to the Strategic Initiatives section for more discussion of these initiatives.

In 2007, our SG&A expenses increased by $234 million, or nine percent, as compared to 2006. As a percentage of our net sales, SG&A expenses increased slightly to 34.8 percent in 2007 from 34.2 percent in 2006. The increase in our SG&A expenses related primarily to $256 million in incremental SG&A expenditures associated with a full year of consolidated CRM operations, offset partially by lower head count and spending as a result of our expense and head count reduction plan, which was initiated in the fourth quarter of 2007.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In 2008, our R&D expenses decreased by $85 million, or eight percent, as compared to 2007. As a percentage of our net sales, R&D expenses decreased to 12.5 percent in 2008 from 13.1 percent in 2007. The decrease related primarily to lower head count and spending of $75 million resulting from our first quarter 2008 divestiture of certain non-strategic businesses. We remain committed to advancing medical technologies and investing in meaningful research and development projects in all of our businesses in order to maintain a healthy pipeline of new products that will contribute to our short- and long-term profitable sales growth.

In 2007, our R&D expenses increased by $83 million, or 8 percent, as compared to 2006. As a percentage of our net sales, R&D expenses increased marginally to 13.1 percent in 2007 from 12.9 percent in 2006. The increase related primarily to $131 million in incremental R&D expenditures associated with a full year of consolidated CRM operations, offset partially by lower spending of approximately $37 million associated with the cancellation of our Endovations™ single-use endoscope R&D program.  During the second quarter of 2007, we determined that our Endovations system would not be a commercially viable product and terminated the program. In addition, our 2006 R&D expenses included approximately $30 million in costs related to the cancellation of the TriVascular AAA stent-graft program. We do not expect these program cancellations to materially impact our future operations or cash flows.

Royalty Expense

In 2008, our royalty expense increased by $1 million, or less than one percent, as compared to 2007. As a percentage of our net sales, royalty expense increased slightly to 2.5 percent from 2.4 percent for 2007. Royalty expense attributable to sales of our drug-eluting stent systems increased $8 million as compared to 2007, despite an overall decrease in drug-eluting stent system sales. This was due to a shift in the mix of our drug-eluting stent system sales towards the PROMUS® stent system, following its launch in 2008. The royalty rate applied to sales of the PROMUS® stent system is, on average, higher than that associated with sales of our TAXUS® stent system. Offsetting this increase was a decrease in royalty expense of $6 million attributable to our first quarter 2008 divestiture of certain non-strategic businesses.

In 2007, our royalty expense decreased by $29 million, or 13 percent, as compared to 2006, due primarily to lower sales of our TAXUS® drug-eluting stent system. As a percentage of our net sales, royalty expense decreased to 2.4 percent from 3.0 percent for 2006. Royalty expense attributable to sales of our TAXUS® stent system decreased $48 million as compared to 2006, due to a decrease in TAXUS® stent system sales. Offsetting this decrease was an increase in royalty expense attributable to Guidant-related products of $13 million, due to a full year of consolidated results, as well as increases in royalties associated with our other businesses.

Amortization Expense

In 2008, our amortization expense decreased by $77 million, or 12 percent, as compared to 2007. The decrease in our amortization expense related primarily to the disposal of $581 million of amortizable intangible assets in connection with our first quarter 2008 business divestitures, and to certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life during 2008.

In 2007, our amortization expense increased by $146 million, or 31 percent, as compared to 2006. The increase in our amortization expense related to incremental amortization associated with intangible assets obtained as part of the Guidant acquisition, due to a full year of amortization.

Goodwill and Intangible Asset Impairment Charges

In 2008, we recorded goodwill and intangible asset impairment charges of $2.790 billion, including a $2.613 billion write-down of goodwill associated with our acquisition of Guidant, a $131 million write-down of certain of our Peripheral Interventions-related intangible assets, and a $46 million write-down of certain Urology-related intangible assets. We do not believe that the write-down of these assets will have a material impact on future operations or cash flows. Refer to Note E –Goodwill and Other Intangible Assets to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information.

In 2007, we recorded intangible asset impairment charges of $21 million associated with our acquisition of Advanced Stent Technologies (AST), due to our decision to suspend further significant funding of R&D with respect to the Petal™ bifurcation stent. We do not expect this decision to materially impact our future operations or cash flows.

In 2006, we recorded intangible asset impairment charges of $23 million attributable to the cancellation of the AAA stent-graft program we acquired with TriVascular, Inc. In addition, we recorded intangible asset write-offs of $21 million associated with developed technology obtained as part of our 2005 acquisition of Rubicon Medical Corporation, and $12 million associated with our Real-time Position Management® System (RPM)™ technology, due to our decision to cease investment in these technologies. We do not expect these decisions to materially impact our future operations or cash flows.

Acquisition-related Milestone

In connection with Abbott‘s 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of FDA approval to sell an everolimus-eluting stent in the U.S. In July 2008, Abbott received FDA approval and launched its

XIENCE V™ everolimus-eluting coronary stent system in the U.S., and paid us $250 million, which we recorded as a gain in the accompanying consolidated statements of operations. Under the terms of the agreement, we are entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare to market the XIENCE V™ stent system in Japan.

Purchased Research and Development

In 2008, we recorded $43 million of purchased research and development charges, including $17 million associated with our acquisition of Labcoat, Ltd., $8 million attributable to our acquisition of CryoCor, Inc., and $18 million associated with entering certain licensing and development arrangements.

The $17 million of in-process research and development associated with our acquisition of Labcoat, Ltd. relates to a novel technology Labcoat is developing for coating drug-eluting stents. We intend to use this technology in future generations of our drug-eluting stent products. The $8 million of in-process research and development associated with CryoCor represents cryogenic technology for use in the treatment of atrial fibrillation, the most common and difficult to treat cardiac arrhythmia (abnormal heartbeat). We intend to use this technology in order to further pursue therapeutic solutions for atrial fibrillation and advance our existing CRM and Electrophysiology product lines.

In 2007, we recorded $85 million of purchased research and development, including $75 million associated with our acquisition of Remon Medical Technologies, Inc., $13 million resulting from the application of equity method accounting for one of our strategic investments, and $12 million associated with payments made for certain early-stage CRM technologies. Additionally, in June 2007, we terminated our product development agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect was developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during 2007, representing future payments that we would have been obligated to make prior to the termination of the agreement. We do not expect the termination of the agreement to impact our future operations or cash flows materially.

The $75 million of in-process research and development acquired with Remon consists of a pressure-sensing system development project, which we intend to combine with our existing CRM devices. As of December 31, 2008, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect to launch devices using pressure-sensing technology in 2012 in our EMEA region and certain Inter-Continental countries, in the U.S. in 2015, and Japan in 2016, subject to regulatory approvals. We expect material net cash inflows from such products to commence in 2015, following the launch of this technology in the U.S.

In 2006, we recorded $4.119 billion of purchased research and development, including a charge of approximately $4.169 billion associated with the in-process research and development obtained in conjunction with the Guidant acquisition; a credit of $67 million resulting primarily from the reversal of accrued contingent payments due to the cancellation of the TriVascular AAA program; and an expense of $17 million resulting primarily from the application of equity method accounting for one of our investments.

The $4.169 billion of purchased research and development associated with the Guidant acquisition consists primarily of approximately $3.26 billion for acquired CRM-related in-process technology and $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes $369 million representing the estimated fair value of the potential milestone payments of up to $500 million that we may receive from Abbott upon their receipt of regulatory approvals for certain products. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments was dependent on future research and development activity and regulatory approvals, and the asset had no alternative future use as of the acquisition date. In 2008, Abbott received FDA approval and launched its XIENCE V™ everolimus-eluting coronary stent system in the U.S., and paid us $250 million, which we recognized as a gain in our consolidated financial statements. Under the terms of the agreement, we are entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare to market the XIENCE V™ stent system in Japan. If received, we will record this receipt as a gain in our consolidated financial statements at the time of receipt.

The most significant in-process purchased research and development projects acquired from Guidant included the next-generation CRM pulse generator platform and rights to the everolimus-eluting stent technology that we share with Abbott. The next-generation pulse generator platform incorporates new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. We expect to leverage this platform across all CRM product families, including ICD systems, cardiac resynchronization therapy (CRT) devices and pacemaker systems to treat electrical dysfunction in the heart. During 2008, we substantially completed the in-process CRM pulse generator project with the regulatory approval and launch of the COGNIS® CRT-D and TELIGEN® ICD devices in the U.S., EMEA, and certain Inter-Continental countries. We expect to launch the INGENIO™ pacemaker system, utilizing this platform in both EMEA and the U.S. in the first half of 2011. As of December 31, 2008, we estimate that the total cost to complete the INGENIO™ technology is between $30 million and $35 million and expect material net cash inflows from the INGENIO™ device to commence in the second half of 2011.

The $540 million attributable to everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug-eluting stent technology we share with Abbott. In December 2006, we launched the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott, in certain EMEA countries. In 2007, we expanded our launch in EMEA, as well as certain Inter-Continental countries and, in July 2008, launched in the U.S. We expect to launch an internally developed and manufactured next-generation everolimus-based stent, our PROMUS® Element™ stent system, in Europe in late 2009 and in the U.S. and Japan in mid-2012. We expect that net cash inflows from our internally developed and manufactured everolimus-based drug-eluting stent will commence in 2010. As of December 31, 2008, we estimate that the cost to complete our internally manufactured next-generation everolimus-eluting stent technology project is between $150 million and $175 million.

Gain on Divestitures

During 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular EVAR program. Refer to the Strategic Initiatives section and Note F – Divestitures and Assets Held for Sale to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information on these transactions.

Loss on Assets Held for Sale

During 2007, we recorded a $560 million loss attributable primarily to the write-down of goodwill in connection with the sale of certain of our non-strategic businesses. Refer to the Strategic Initiatives section and Note F – Divestitures and Assets Held for Sale to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information on these transactions.

Restructuring

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete worldwide in 2010.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million.  We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.  We expect the plan to result in cash payments of approximately $395 million to $415 million.  The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$225 million to $230 million
Fixed asset write-offs	$20 million
Other (1)	$65 million to $70 million

Restructuring-related expenses:
Retention incentives	$75 million to $80 million
Accelerated depreciation	$10 million to $15 million
Transfer costs (2)	$30 million to $35 million

$425 million to $450 million

(1)	Consists primarily of consulting fees and contractual cancellations.
(2)	Consists primarily of costs to transfer product lines from one facility to another, including costs of transfer teams, freight and product line validations.

During 2008, we recorded $78 million of restructuring charges.  In addition, we recorded $55 million of expenses within other lines of our consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Asset Write-offs	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$34		$10			$34	$78

Restructuring-related expenses:
Cost of products sold		$9		$4	$4		17
Selling, general and administrative expenses		27		4			31
Research and development expenses		7					7
		43		8	4		55
	$34	$43	$10	$8	$4	$34	$133

During 2007, we recorded $176 million of restructuring charges, and $8 million of restructuring-related expenses within other lines of our consolidated statements of operations. The following presents these costs by major type and line item within our consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Asset Write-offs	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$158		$8			$10	$176

Restructuring-related expenses:
Cost of products sold		$1		$1			2
Selling, general and administrative expenses		2		$2			4
Research and development expenses		2					2
		5		3			8
	$158	$5	$8	$3		$10	$184

The termination benefits recorded during 2008 and 2007 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with Financial Accounting Standards Board (FASB) Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits in 2009 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  The other restructuring costs, which, in 2008 and 2007, represented primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146.

We have incurred cumulative restructuring and restructuring-related costs of $317 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$192
Retention incentives	48
Fixed asset write-offs	18
Accelerated depreciation	11
Transfer costs	4
Other	44
$317

In 2008, we made cash payments of approximately $185 million associated with our restructuring initiatives, which related to termination benefits and retention incentives paid and other restructuring charges.  We have made cumulative cash payments of approximately $230 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to record the remaining costs associated with these restructuring initiatives during 2009 and make the remaining cash payments throughout 2009 and 2010 using cash generated from operations.

As a result of our restructuring- and divestiture-related initiatives, we have reduced our R&D and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million to $40 million, as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from our head count reductions into targeted head count increases of 500 positions, primarily in direct sales, to drive sales growth.

Plant Network Optimization

On January 27, 2009, our Board of Directors approved, and we committed to, a plant network optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines from one facility to another and by closing certain facilities. The plan is a complement to our previously announced expense and head count reduction plan, and is intended to improve overall gross profit margins. Activities under the plan will be initiated in 2009 and are expected to be substantially completed by the end of 2011. We estimate that the plan will result in annual reductions of manufacturing costs of approximately $65 million to $80 million in 2012.  These savings are in addition to the estimated $35 million to $40 million of annual reductions of manufacturing costs in 2012 from activities under our previously announced expense and head count reduction plan.

We estimate that the plan will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $120 million to $130 million of these charges will result in future cash outlays.  The following provides a summary of our estimates of costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$45 million to $50 million

Restructuring-related expenses:
Accelerated depreciation	$15 million to $20 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines from one facility to another, including costs of transfer teams, freight and product line validations.

The estimated restructuring charges relate primarily to termination benefits to be recorded pursuant to FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The accelerated depreciation will be recorded through cost of products sold over the new remaining useful life of the related assets and the production line transfer costs will be recorded through cost of products sold as incurred.

Litigation-Related Charges

In 2008, we recorded a charge of $334 million as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson. In 2007, we recorded a charge of $365 million associated with this case. See further discussion of our material legal proceedings in Item 3. Legal Proceedings and Note L — Commitments and Contingencies to our 2008 consolidated financial statements included in Item 8 of this Annual Report.

Interest Expense

Our interest expense decreased to $468 million in 2008 as compared to $570 million in 2007. The decrease in our interest expense related primarily to a decrease in our average debt levels, due to debt prepayments of $1.425 billion during the year, as well as a decrease in our average borrowing rate.

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

Fair Value Adjustment

We recorded net expense of $8 million in 2007 and $95 million in 2006 to reflect the change in fair value related to the sharing of proceeds feature of the Abbott stock purchase, which is discussed in further detail in Note D - Acquisitions to our 2008 consolidated financial statements included in Item 8 of this Annual Report.

This sharing of proceeds feature was marked-to-market through earnings based upon changes in our stock price, among other factors. There was no fair value associated with this feature as of December 31, 2007.

Other, net

Our other, net reflected expense of $58 million in 2008, income of $23 million in 2007, and expense of $56 million in 2006. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2008	2007	2006
Net losses on investments and notes receivable	$(93)	$(54)	$(109)
Interest income	47	79	67
Other	(12)	(2)	(14)
	$(58)	$23	$(56)

Refer to Note G – Investments and Notes Receivable to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information regarding our investment portfolio. Our interest income decreased in 2008, as compared to 2007, due primarily to lower average investment rates. Our interest income increased in 2007, as compared to 2006, due primarily to higher average cash balances, partially offset by lower average investment rates.

Tax Rate

The following provides a summary of our reported tax rate:

				Percentage Point Increase (Decrease)
	2008	2007	2006	2008 vs. 2007	2007 vs. 2006
Reported tax rate	0.2%	(13.0)%	1.2%	13.2%	(14.2)%
Impact of certain charges	18.9%	25.6%	20.2%	(6.7)%	5.4%

In 2008, the increase in our reported tax rate, as compared to 2007, related primarily to the impact of certain charges and gains that are taxed at different rates than our effective tax rate. These amounts related primarily to gains and losses associated with the divestiture of certain non-strategic businesses and investments, goodwill and intangible asset impairment charges, litigation-related charges, and changes in the geographic mix of our net sales.  In 2007, the decrease in our reported tax rate as compared to 2006 related primarily to additional foreign tax credits, changes in the geographic mix of our net sales, and the impact of certain charges during 2007 that are taxed at different rates than our effective tax rate. These charges included litigation- and restructuring-related charges, changes to the reserve for uncertain tax positions relating to items originating in prior periods, purchased research and development, and losses associated with the divestiture of non-strategic businesses.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. At December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate. At December 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $415 million of which, if recognized, would affect our effective tax rate.  The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions in 2008. The amount of unrecognized tax benefits which, if recognized, would affect our effective tax rate increased at December 31, 2008, as compared to December 31, 2007, due to the adoption of FASB Statement No. 141(R), Business Combinations, as of January 1, 2009, which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.

Liquidity and Capital Resources

The following provides a summary of key performance indicators that we use to assess our liquidity and operating performance.

Net Debt3

	As of December 31,
(in millions)	2008	2007
Short-term debt	$2	$256
Long-term debt	6,743	7,933
Total debt	6,745	8,189
Less: cash and cash equivalents	1,641	1,452
Net debt	$5,104	$6,737

EBITDA4

	Year Ended December 31,
(in millions)	2008	2007	2006
Net loss	$(2,036)	$(495)	$(3,577)
Interest income	(47)	(79)	(67)
Interest expense	468	570	435
Income tax expense (benefit)	5	(74)	42
Depreciation	321	298	251
Amortization	543	620	474
EBITDA	$(746)	$840	$(2,442)

[3]
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

[4]
Management uses EBITDA to assess operating performance and believes that it may assist users of our financial statements in analyzing the underlying trends in our business over time. In addition, management considers adjusted EBITDA as a component of the financial covenants included in our credit agreements. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP. Our EBITDA included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges (pre-tax) of $2.872 billion for 2008, $1.249 billion for 2007 and $4.622 billion for 2006. See Financial Summary for a description of 2008 charges (credits). In 2007, these charges included:

•
$21 million of intangible asset impairment charges related to our decision to temporarily suspend further significant funding of the Petal™ bifurcation stent project acquired with Advanced Stent Technologies;

•
$122 million of acquisition-related charges, including purchased research and development related primarily to our acquisition of Remon Medical Technologies, Inc. and integration costs related to our acquisition of Guidant;

•	$560 million, primarily non-cash, associated with the write-down of goodwill in connection with the divestiture of non-strategic businesses;
•	$365 million attributable to estimated potential losses associated with patent litigation with Johnson & Johnson;
•	$181 million of restructuring charges associated with our on-going expense and head count reduction initiative, net of accelerated depreciation.

In 2006, these charges represented costs associated with our acquisition of Guidant Corporation and primarily included: purchased research and development charges; a charge for the step-up value of Guidant inventory sold; and a credit resulting primarily from the reversal of accrued contingent payments due to the cancellation of the abdominal aortic aneurysm (AAA) program that we obtained as part of our acquisition of TriVascular, Inc.

Cash Flow

	Year Ended December 31,
(in millions)	2008	2007	2006
Cash provided by operating activities	$1,216	$934	$1,845
Cash provided by (used for) investing activities	324	(474)	(9,312)
Cash (used for) provided by financing activities	(1,350)	(680)	8,439

Operating Activities

Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. The increase in operating cash flow in 2008, as compared to 2007, is due primarily to the receipt of a $250 million milestone payment from Abbott following the July 2008 FDA approval of the XIENCE V™ everolimus-eluting coronary stent system. In addition, we made lower interest payments of $129 million in 2008, as compared to 2007, due to lower average debt balances. These increases were partially offset by $187 million of payments made in 2008 towards the Guidant multi-district litigation (MDL) settlement, described in Note L – Commitments and Contingencies to our consolidated financial statements included in Item 8 of this Annual Report.

The decrease in operating cash flow in 2007, as compared to 2006, is attributable primarily to: approximately $400 million in tax payments made in the first quarter of 2007, associated principally with the gain on Guidant’s sale of its vascular intervention and endovascular solutions businesses to Abbott; an increase in interest payments of $160 million due to higher average debt levels; decreases in EBITDA, excluding acquisition-, divestiture-, litigation- and restructuring-related charges of approximately $150 million; and an increase in severance and other merger and restructuring-related payments of approximately $100 million, including severance payments made in the first half of 2007 in conjunction with our acquisition and integration of Guidant. See Note D – Acquisitions to our consolidated financial statements included in Item 8 of this Annual Report for further details.

Investing Activities

We made capital expenditures of $362 million in 2008, $363 million in 2007, and $341 million in 2006. We expect to incur capital expenditures of approximately $375 million during 2009, which includes capital expenditures to upgrade further our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform, and to support continued growth in our business units.

During 2008, our investing activities included proceeds of approximately $1.3 billion associated with the divestiture of certain businesses, $95 million of proceeds associated with definitive agreements with Saints Capital and Paul Capital Partners to sell the majority of our investments in, and notes receivable from certain publicly traded and privately held companies, and $54 million from the sale of certain other investments and collections of notes receivable. These cash inflows were partially offset by $675 million in payments related to prior period acquisitions associated primarily with Advanced Bionics, and $39 million of cash payments for investments in privately held companies, and acquisitions of certain technology rights. In addition, we paid $21 million, net of cash acquired, to acquire CryoCor, Inc. and $17 million, net of cash acquired to acquire Labcoat, Ltd. Refer to Note G – Investments and Notes Receivable and Note D – Acquisitions to our consolidated financial statements contained in Item 8 of this Annual Report for more information.

During 2007, our investing activities included $248 million of payments related to prior period acquisitions, associated primarily with Advanced Bionics; and $53 million of cash payments for investments in privately held companies, and acquisitions of certain technology rights. Further, we paid approximately $70 million in cash, net of cash acquired, to acquire Remon Medical Technologies, Inc. We also issued approximately five million shares of our common stock valued at approximately $90 million and paid $10 million in cash, in addition to our previous investments of $40 million, to acquire the remaining interests of EndoTex Interventional Systems, Inc. These cash outflows were partially offset by $243 million of gross proceeds from the sale of several of our investments in, and collection of notes receivable from, certain privately held and publicly traded companies. Refer to Note G – Investments and Notes Receivable and Note D – Acquisitions to our consolidated financial statements contained in Item 8 of this Annual Report for more information.

During 2006, we paid an aggregate purchase price of approximately $21.7 billion, net of cash acquired, to acquire Guidant Corporation, which included: approximately $7.8 billion of cash; 577 million shares of our common stock at an estimated fair value of $12.5 billion; approximately 40 million of our fully vested stock options granted to Guidant employees at an estimated fair value of $450 million; $97 million associated with the buyout of options of certain former vascular intervention and endovascular solutions Guidant employees; and $770 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant. In addition, our investing activities during 2006 included $397 million of payments related to prior period acquisitions, associated primarily with Advanced Bionics, CryoVascular Systems, Inc. and Smart Therapeutics, Inc.; and $98 million of payments for acquisitions of certain technology rights. Partially offsetting these cash outflows were proceeds of $159 million related to the maturity of marketable securities and $33 million of proceeds from the sale of investments in certain privately held companies.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs. We expect to continue to use a significant portion of our future operating cash flow over the next several years to reduce our debt obligations.

Debt

We had total debt of $6.745 billion at December 31, 2008 at an average interest rate of 5.65 percent as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent.  The debt maturity schedule for the significant components of our debt obligations as of December 31, 2008, is as follows:

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Term loan		$825	$2,000				$2,825
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050
	$	$825	$3,750	$	$	$2,200	$6,775

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to interest rate swaps used to hedge the fair value of certain of our senior notes.

During 2008, we made debt prepayments of $1.175 billion outstanding under our term loan using cash generated by operations. In addition, we repaid $250 million outstanding under our credit facility secured by our U.S. trade receivables. There were no amounts outstanding under this facility at December 31, 2008. We also maintain a separate $2.0 billion revolving credit facility. In 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note L – Commitments and Contingencies, reducing the credit availability under the revolving facility. There were no amounts outstanding under the facility at December 31, 2008. In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants.  Refer to Note I – Borrowings and Credit Arrangements to our 2008 consolidated financial statements included in Item 8 of this Annual Report for information regarding the terms of the amendment. At the same time, we prepaid $500 million of our term loan and reduced our revolving credit facility by $250 million.  As a result, our next debt maturity is $325 million due in April 2010.

During 2007, we prepaid $1.0 billion outstanding under the term loan, using $750 million of cash on hand and $250 million in borrowings against a $350 million credit facility secured by our U.S. trade receivables. In addition, in 2007, cash flows from financing activities included a $60 million contractual payment made to reimburse Abbott for a portion of its cost of borrowing $1.4 billion in 2006 to purchase shares of our common stock in connection with our acquisition of Guidant. Refer to Note D – Acquisitions to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information regarding the Abbott transaction.

During 2006, we received net proceeds from borrowings of $6.888 billion, which we used primarily to finance the cash portion of the Guidant acquisition. In addition, we received $1.4 billion from the sale of shares of our common stock to Abbott. Refer to Note D – Acquisitions and Note I – Borrowings and Credit Arrangements to our consolidated financial statements contained in Item 8 of this Annual Report for more information on the Abbott transaction and our debt obligations.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants. At December 31, 2008, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. See Note I – Borrowings and Credit Arrangements to our consolidated financial statements contained in Item 8 of this Annual Report for more information regarding these covenants.

Equity

During 2008, we received $71 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $132 million in 2007 and $145 million in 2006. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.

We did not repurchase any of our common stock during 2008, 2007 or 2006. Approximately 37 million shares remain under our previous share repurchase authorizations.

Contractual Obligations and Commitments

The following table provides a summary of certain information concerning our obligations and commitments to make future payments, which is in addition to our outstanding principal debt obligations as presented in the previous table, and is based on conditions in existence as of December 31, 2008. See Note D - Acquisitions and

Note I - Borrowings and Credit Arrangements to our 2008 consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our acquisition and debt obligations.

	Payments Due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Lease obligations (1)	$64	$56	$45	$35	$26	$57	$283
Purchase obligations (1)(2)	338	39	11	4	3		395
Minimum royalty obligations (1)	29	27	14	2	1	6	79
Unrecognized tax benefits	124						124
Interest payments (1)(3)	338	297	199	133	133	747	1,847
	$893	$419	$269	$174	$163	$810	$2,728

(1)	In accordance with U.S. GAAP, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.
(2)	These obligations relate primarily to inventory commitments and capital expenditures entered in the normal course of business.
(3)
Interest payment amounts related to our term loan are projected using market interest rates as of December 31, 2008. Future interest payments may differ from these projections based on changes in the market interest rates.

The table above does not reflect unrecognized tax benefits of $1.251 billion, the timing of which is uncertain. Refer to Note K– Income Taxes to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.

Certain of our acquisitions involve the payment of contingent consideration. See Note D - Acquisitions to our 2008 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our recent acquisitions. Since it is not possible to estimate when, or even if, performance milestones will be reached, or the amount of contingent consideration payable based on future revenues, the maximum contingent consideration has not been included in the table above. Additionally, we may consider satisfying these commitments by issuing our stock or refinancing the commitments with cash, including cash obtained through the sale of our stock. Payments due to the former shareholders of Advanced Bionics in connection with our amended merger agreement are accrued as of December 31, 2008, and therefore, do not appear in the table above.

Certain of our equity investments give us the option to acquire the company in the future. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies, we have not included these future potential payments in the table above.

At December 31, 2008, we had outstanding letters of credit of approximately $819 million, as compared to approximately $110 million at December 31, 2007, which consisted primarily of bank guarantees and collateral for workers’ compensation programs. The increase is due primarily to a $702 million letter of credit entered into in 2008 in order to secure a damage award pending appeal related to the Johnson & Johnson patent infringement case. As of December 31, 2008, none of the beneficiaries had drawn upon the letters of credit or guarantees. We believe we have sufficient cash on hand and intend to fund these payments without drawing on the letters of credit.

Critical Accounting Policies and Estimates

Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with U.S. GAAP. We describe these accounting polices in Note A—Significant Accounting Policies to our 2008 consolidated financial statements included in Item 8 of this Annual Report.

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

Revenue Recognition

We generate revenue primarily from the sale of single-use medical devices. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists or we are required to provide additional services. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For our other transactions, we recognize revenue when our products are delivered and risk of loss transfers to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance, and provided we can form an estimate for sales returns. For multiple-element arrangements where the sale of devices is combined with future service obligations, as with our LATITUDE® Patient Management System, we defer revenue on the undelivered element based on verifiable objective evidence of fair value, and recognize the associated revenue over the related service period. We present revenue net of sales taxes in our consolidated statements of operations.

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

Inventory Provisions

We base our provisions for excess and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess and obsolete inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess and obsolete inventory.

Valuation of Business Combinations

We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition in accordance with FASB Statement No. 141, Business Combinations, including identifiable intangible assets and purchased research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets and purchased research and development on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, purchased research and development charges, and intangible asset amortization expense in current and future periods.

Purchased Research and Development

Our purchased research and development represents the value of acquired in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Through December 31, 2008, we have expensed the value attributable to these in-process projects at the time of the acquisition in accordance with accounting standards effective through that date. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole. In addition, we record certain costs associated with our alliances as purchased research and development.

We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects acquired in connection with our recent acquisitions, we used the following ranges of risk-adjusted discount rates to discount our projected cash flows: 34 percent in 2008, 19 percent in 2007, and 13 percent to 17 percent in 2006. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Impairment of Intangible Assets

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists we test the intangible asset for recoverability.  For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities.  If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. To test for impairment, we calculate the fair value of our indefinite-lived intangible assets and compare the calculated fair values to the respective carrying values.   If the carrying value exceeds the fair value of the indefinite-lived intangible asset, the carrying value is written down to the fair value.

We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate.   In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).  The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. See Note A - Significant Accounting Policies and Note E - Goodwill and Other Intangible Assets to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information related to impairment of intangible assets during 2008, 2007 and 2006.

Goodwill Impairment

We test our goodwill balances as of April 1 during the second quarter of each year for impairment. We test our goodwill balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We have identified our domestic divisions, which in aggregate make up the U.S. reportable segment, and our two international operating segments as our reporting units for purposes of the goodwill impairment test.  To derive the carrying value of our reporting units at the time of acquisition, we assign goodwill to the reporting units that we expect to benefit from the respective business combination. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate.  We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.

During the fourth quarter of 2008, we recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant. The decline in our stock price and our market capitalization during the fourth quarter created an indication of potential impairment of our goodwill balance; therefore, we performed an interim impairment test. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and the resulting impacts to weighted-average cost of capital, and changes in CRM market demand relative to our original assumptions at the time of acquisition. Refer to Note E – Goodwill and Other Intangible Assets to our consolidated financial statements contained in Item 8 of this Annual Report for more information.

Investments in Publicly Traded and Privately Held Entities

We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. We account for investments in entities over which we do not have the ability to exercise significant influence under the cost method. Our determination of whether we have the ability to exercise significant influence over an entity requires judgment. We consider the guidance in Accounting Principles Board (APB) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, Emerging Issues Task Force (EITF) Issue No. 03-16, Accounting for Investments in Limited Liability Companies, and EITF Topic D-46, Accounting for Limited Partnership Investments, in determining whether we have the ability to exercise significant influence over an entity.

We regularly review our investments for impairment indicators.  If we determine that impairment exists and it is other-than-temporary, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. See Note A - Significant Accounting Policies and Note G- Investments and Notes Receivable to our 2008 consolidated financial statements included in Item 8 of this Annual Report for a detailed analysis of our investments and our accounting treatment for our investment portfolio.

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

We recognized net deferred tax liabilities of $1.351 billion at December 31, 2008 and $1.605 billion at December 31, 2007. The liabilities relate primarily to deferred taxes associated with our acquisitions. The assets relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe we will recover substantially all of these assets. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $9.327 billion at December 31, 2008 and $7.804 billion at December 31, 2007.

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

See Note K — Income Taxes to our 2008 consolidated financial statements included in Item 8 of this Annual Report for a detailed analysis of our income tax accounting.

Legal, Product Liability Costs and Securities Claims

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to product liability claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.

Our accrual for legal matters that are probable and estimable was $1.089 billion at December 31, 2008 and $994 million at December 31, 2007, and includes estimated costs of settlement, damages and defense.  The increase in our accrual is due primarily to a pre-tax charge of $334 million resulting from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson, which we recorded during the third quarter of 2008. Partially offsetting this increase was a reduction of $187 million as a result of payments made in the fourth quarter of 2008 related to the Guidant multi-district litigation (MDL) settlement described in Note L – Commitments and Contingencies. In the first quarter of 2009, we made an additional MDL payment of approximately $13 million, and anticipate making the remaining payments of $20 million during the first half of 2009. These amounts were both accrued as of December 31, 2008. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Item 3. Legal Proceedings and Note L — Commitments and Contingencies to our 2008 consolidated financial statements included in Item 8 of this Annual Report for further discussion of our individual material legal proceedings.

New Accounting Standards

Standards Implemented

Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted Interpretation No. 48 as of the first quarter of 2007. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. Refer to Note K – Income Taxes to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information regarding our application of Interpretation No. 48 and its impact on our consolidated financial statements.

Statement No. 157

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We adopted the provisions of Statement No. 157 for financial assets and financial liabilities as of January 1, 2008, and will apply those provisions to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. Refer to Note C – Fair Value Measurements to our consolidated financial statements contained in Item 8 of this Annual Report for a discussion of our adoption of Statement No. 157 and its impact on our financial statements.

Statement No. 158

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements Nos. 87, 88, 106 and 132(R). Statement No. 158 requires recognition of the funded status of a benefit plan in the consolidated statements of financial position, as well as the recognition of certain gains and losses that arise during the period, but are deferred under pension accounting rules, in other comprehensive income (loss). Additionally, Statement No. 158 requires that, beginning with fiscal years ending after December 15, 2008, a business entity measure plan assets and benefit obligations as of its fiscal year-end statement of financial position. We adopted the measurement-date requirement in 2008 and the other provisions of Statement No. 158 in 2006.  Refer to Note A – Significant Accounting Policies to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information on our pension and other postretirement plans.

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

New Standards to be Implemented

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

Staff Position No. 157-2

In February 2008, the FASB released Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to apply the provisions of Statement No. 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. We do not believe the adoption of Staff Position No. 157-2 will have a material impact on our future results of operations or financial position.

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

Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009, except for changes in tax assets and liabilities associated with prior acquisitions.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2008 and December 31, 2007 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008 of Boston Scientific Corporation and our report dated February 24, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2009

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments. We operate the program pursuant to documented corporate risk management policies. We do not enter derivative transactions for speculative purposes. Gains and losses on derivative financial instruments substantially offset losses and gains on underlying hedged exposures. Furthermore, we manage our exposure to counterparty risk on derivative instruments by entering into contracts with a diversified group of major financial institutions and by actively monitoring outstanding positions.

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.396 billion at December 31, 2008 and $4.135 billion at December 31, 2007. We recorded $132 million of other assets and $195 million of other liabilities to recognize the fair value of these derivative instruments at December 31, 2008 as compared to $19 million of other assets and $118 million of other liabilities at December 31, 2007. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $315 million at December 31, 2008 and by $293 million at December 31, 2007. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $385 million at December 31, 2008 and by $355 million at December 31, 2007. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had interest rate derivative instruments outstanding in the notional amount of $4.9 billion at December 31, 2008 and $1.5 billion at December 31, 2007. The notional amount increase is due to new hedge contracts of $4.4 billion entered into during 2008, partially offset by a scheduled hedge reduction of $1.0 billion on our existing contracts. We recorded $46 million of other liabilities to recognize the fair value of our interest rate derivative instruments at December 31, 2008 as compared to $17 million at December 31, 2007. A one-percentage point increase in interest rates would increase the derivative instruments’ fair value by $32 million at December 31, 2008, as compared to an increase of $9 million at December 31, 2007. A one-percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $35 million at December 31, 2008 as compared to a decrease of $9 million at December 31, 2007. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. At December 31, 2008, $6.518 billion of our outstanding debt obligations was at fixed interest rates or had been converted to fixed interest rates through the use of interest rate derivative instruments, representing 97 percent of our total debt.

See Note C - Fair Value Measurements to our 2008 consolidated financial statements included in Item 8 of this Annual Report for detailed information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Boston Scientific Corporation

We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note K to the accompanying consolidated financial statements, effective January 1, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts
February 24, 2009

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2008	2007	2006

Net sales	$8,050	$8,357	$7,821
Cost of products sold	2,469	2,342	2,207
Gross profit	5,581	6,015	5,614

Operating expenses:
Selling, general and administrative expenses	2,589	2,909	2,675
Research and development expenses	1,006	1,091	1,008
Royalty expense	203	202	231
Amortization expense	543	620	474
Goodwill and intangible asset impairment charges	2,790	21	56
Acquisition-related milestone	(250)
Purchased research and development	43	85	4,119
Gain on divestitures	(250)
Loss on assets held for sale		560
Restructuring charges	78	176
Litigation-related charges	334	365
	7,086	6,029	8,563
Operating loss	(1,505)	(14)	(2,949)

Other income (expense)
Interest expense	(468)	(570)	(435)
Fair-value adjustment for the sharing of proceeds feature of the Abbott Laboratories stock purchase		(8)	(95)
Other, net	(58)	23	(56)
Loss before income taxes	(2,031)	(569)	(3,535)
Income tax expense (benefit)	5	(74)	42

Net loss	$(2,036)	$(495)	$(3,577)

Net loss per common share
Basic	$(1.36)	$(0.33)	$(2.81)
Assuming dilution	$(1.36)	$(0.33)	$(2.81)

Weighted-average shares outstanding:
Basic	1,498.5	1,486.9	1,273.7
Assuming dilution	1,498.5	1,486.9	1,273.7

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions)	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$1,641	$1,452
Trade accounts receivable, net	1,402	1,502
Inventories	853	725
Deferred income taxes	911	679
Assets held for sale	13	1,119
Prepaid expenses and other current assets	632	464
Total current assets	$5,452	$5,941

Property, plant and equipment, net	1,728	1,715
Investments	113	317
Other assets	181	157
Intangible assets
Goodwill	12,421	15,103
Core and developed technology, net	6,363	6,978
Patents, net	300	322
Other intangible assets, net	581	664
Total intangible assets	19,665	23,067

Total assets	$27,139	$31,197

(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except share data)	2008	2007

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current debt obligations	$2	$256
Accounts payable	239	139
Accrued expenses	2,612	2,541
Income taxes payable	161	122
Liabilities associated with assets held for sale		39
Other current liabilities	219	153
Total current liabilities	$3,233	$3,250

Long-term debt	6,743	7,933
Deferred income taxes	2,262	2,284
Other long-term liabilities	1,727	2,633
Commitments and contingencies

Stockholders’ equity
Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares and issued 1,501,635,679 at December 31, 2008 and 1,491,234,911 shares at December 31, 2007	15	15
Additional paid-in capital	15,944	15,788
Deferred cost, ESOP		(22)
Retained deficit	(2,732)	(693)
Accumulated other comprehensive income (loss), net of tax
Foreign currency translation adjustment	(13)	54
Unrealized gain on available-for-sale securities		16
Unrealized loss on derivative financial instruments	(26)	(59)
Unrealized costs associated with certain retirement plans	(14)	(2)
Total stockholders’ equity	13,174	15,097

	$27,139	$31,197

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share data)

	Common Stock		Additional Paid-In	Deferred	Deferred Cost, ESOP		Treasury	Retained Earnings	Accumulated Other Comprehensive	Comprehensive Income
	Shares Issued	Par Value	Capital	Compensation	Shares	Amount	Stock	(Deficit)	Income (Loss)	(Loss)
Balance at January 1, 2006	844,565,292	$8	$1,658	$(98)			$(717)	$3,410	$21
Comprehensive income
Net loss								(3,577)		$(3,577)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment									87	87
Net change in available-for-sale investments									(10)	(10)
Net change in derivative financial instruments									(35)	(35)
Net change in certain retirement amounts									(6)	(6)
Issuance of shares of common stock for Guidant acquisition	577,206,996	6	12,508
Conversion of outstanding Guidant stock options			450
Issuance of shares of common stock to Abbott	64,631,157	1	1,399
Impact of stock-based compensation plans, net of tax			(214)	98			383
Step-up accounting adjustment for certain investments								(7)
Acquired 401(k) ESOP for legacy Guidant employees					3,794,965	$(86)
401(k) ESOP transactions			(9)		(1,237,662)	28
Balance at December 31, 2006	1,486,403,445	$15	$15,792	$—	2,557,303	$(58)	$(334)	$(174)	$57	$(3,541)
Comprehensive income
Net loss								(495)		$(495)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment									38	38
Net change in derivative financial instruments									(91)	(91)
Net change in certain retirement amounts									5	5
Cumulative effect adjustment for adoption of Interpretation No. 48								(26)
Common stock issued for acquisitions			(52)				142
Impact of stock-based compensation plans, net of tax	4,831,466		61				192
401(k) ESOP transactions			(13)		(1,605,737)	36
Other								2
Balance at December 31, 2007	1,491,234,911	$15	$15,788		951,566	$(22)	$—	$(693)	$9	$(543)
Comprehensive income
Net loss								(2,036)		$(2,036)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment									(67)	(67)
Net change in available-for-sale investments									(16)	(16)
Net change in derivative financial instruments									33	33
Net change in certain retirement amounts									(12)	(12)
Impact of stock-based compensation plans, net of tax	10,400,768		166
401(k) ESOP transactions			(10)		(951,566)	22
Other								(3)
Balance at December 31, 2008	1,501,635,679	$15	$15,944		—	$—		$(2,732)	$(53)	$(2,098)

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2008	2007	2006
Operating Activities
Net loss	$(2,036)	$(495)	$(3,577)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	864	918	725
Deferred income taxes	(334)	(386)	(420)
Stock-based compensation expense	138	122	113
Net loss on investments and notes recievable	78	54	109
Goodwill and intangible asset impairments	2,790	21	56
Purchased research and development	43	85	4,119
Gain on divestitures	(250)
Loss on assets held for sale		560
Fair-value adjustment for sharing of proceeds feature of Abbott stock purchase		8	95
Step-up value of acquired inventory sold			267
Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions and assets held for sale:
Trade accounts receivable	96	(72)	64
Inventories	(120)	(30)	(53)
Prepaid expenses and other assets	(21)	(43)	79
Accounts payable and accrued expenses	392	45	(1)
Income taxes payable and other liabilities	(416)	125	234
Other, net	(8)	22	35
Cash provided by operating activities	1,216	934	1,845

Investing Activities
Property, plant and equipment
Purchases	(362)	(363)	(341)
Proceeds on disposals	2	30	18
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(21)	(13)	(8,686)
Payments relating to prior period acquisitions	(675)	(248)	(397)
Other investing activity
Proceeds from business divestitures	1,287
Payments for investments in privately held companies and acquisitions of certain technologies	(56)	(123)	(98)
Proceeds from sales of investments in, and collections of notes receivable from, investment portfolio companies	149	243	33
Proceeds from maturities of marketable securities			159
Cash provided by (used for) investing activities	324	(474)	(9,312)

Financing Activities
Debt
Payments on notes payable, capital leases and long-term borrowings	(1,175)	(1,000)	(1,510)
Net (payments on) proceeds from borrowings on credit and security facilities	(250)	246	3
Proceeds from notes payable and long-term borrowings, net of debt issuance costs			8,544
Net payments on commercial paper			(149)
Equity
Proceeds from issuances of shares of common stock	71	132	145
Excess tax benefit relating to stock options	4	2	7
(Payments) proceeds related to issuance of shares of common stock to Abbott		(60)	1,400
Other, net			(1)
Cash (used for) provided by financing activities	(1,350)	(680)	8,439

Effect of foreign exchange rates on cash	(1)	4	7
Net increase (decrease) in cash and cash equivalents	189	(216)	979
Cash and cash equivalents at beginning of year	1,452	1,668	689
Cash and cash equivalents at end of year	$1,641	$1,452	$1,668

	Year Ended December 31,
SUPPLEMENTAL INFORMATION:	2008	2007	2006

Cash paid for income taxes	$468	$475	$199
Cash paid for interest	414	543	383

Non-cash investing activities:
Stock and stock equivalents issued for acquisitions		$90	$12,964

Non-cash financing activities:
Capital lease arrangements		$31

(See notes to the consolidated financial statements)

Note A—Significant Accounting Policies

Principles of Consolidation

Our consolidated financial statements include the accounts of Boston Scientific Corporation and our subsidiaries, all of which we wholly own. We consider the principles of Financial Accounting Standards Board (FASB) Interpretation No. 46(R), Consolidation of Variable Interest Entities; Accounting Research Bulletin No. 51, Consolidation of Financial Statements, and FASB Statement No. 94, Consolidation of All Majority-Owned Subsidiaries, when evaluating whether an entity is subject to consolidation. We assess the terms of our investment interests in entities to determine if any of our investees meet the definition of a variable interest entity (VIE) under Interpretation No. 46(R). We consolidate any VIEs in which we are the primary beneficiary. Our evaluation considers both qualitative and quantitative factors and various assumptions, including expected losses and residual returns. As of December 31, 2008, we did not consolidate any VIEs. We account for investments in companies over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock.

In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. Our operating results for the years ended December 31, 2007 and 2006 include a full year of results of these businesses. Our operating results for the year ended December 31, 2008 include the results of these businesses through the date of separation. Refer to Note F – Divestitures and Assets Held for Sale for a description of these business divestitures.

On April 21, 2006, we consummated the acquisition of Guidant Corporation. Our operating results for the years ended December 31, 2008 and 2007 each include a full year of results of our cardiac rhythm management (CRM) business that we acquired from Guidant. Our operating results for the year ended December 31, 2006 include the results of the CRM business beginning on the date of acquisition. Refer to Note D- Acquisitions for further details on the Guidant acquisition, as well as supplemental pro forma financial information which gives effect to the acquisition as though it had occurred at the beginning of 2006.

Reclassifications

We have reclassified certain prior year amounts to conform to the current year’s presentation, including amounts for prior years included in our consolidated statements of operations with respect to intangible asset impairment charges, and amounts included in our consolidated balance sheets with respect to assets held for sale, as well as within Note P – Segment Reporting.

Accounting Estimates

To prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities at the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates.

Cash, Cash Equivalents and Marketable Securities

We record cash and cash equivalents in our consolidated balance sheets at cost, which approximates fair value. We consider all highly liquid investments purchased with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.

We record available-for-sale investments at fair value. We exclude unrealized gains and temporary losses on available-for-sale securities from earnings and report such gains and losses, net of tax, as a separate component of stockholders’ equity until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We record held-to-maturity securities at amortized cost and adjust for amortization of premiums and accretion of discounts to maturity. We classify investments in debt securities or equity securities that have a readily determinable fair value that we purchase and hold principally for selling them in the near term as trading securities. All of our cash investments at December 31, 2008 and 2007 had maturity dates at date of purchase of less than three months and, accordingly, we have classified them as cash and cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, marketable securities, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions and actively monitor outstanding positions to limit our credit exposure.

We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors’ offices and other private and governmental institutions and generally do not require collateral. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses.

Revenue Recognition

We generate revenue primarily from the sale of single-use medical devices. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists or we are required to provide additional services. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For our other transactions, we recognize revenue when our products are delivered and risk of loss transfers to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance, and provided we can form an estimate for sales returns. For multiple-element arrangements, where the sale of devices is combined with future service obligations, as with our LATITUDE® Patient Management System, we defer revenue on the undelivered element based on verifiable objective evidence of fair value, and recognize the associated revenue over the related service period. We present revenue net of sales taxes in our consolidated statements of operations.

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

Inventories

We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess and obsolete inventory in the future. The industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess and obsolete inventory. We record provisions for inventory located in our manufacturing and distribution facilities as cost of products sold. We charge consignment inventory write-downs to selling, general and administrative (SG&A) expense. These write-downs were $16 million in 2008, $35 million in 2007, and $24 million in 2006. Inventories under consignment arrangements were $121 million at December 31, 2008 and $78 million at December 31, 2007.

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

Valuation of Business Combinations

We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition in accordance with FASB Statement No. 141, Business Combinations, including identifiable intangible assets and purchased research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets and purchased research and development on detailed valuations that use information and assumptions provided by management. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, purchased research and development charges, and intangible asset amortization expense in current and future periods.

In circumstances where the amounts assigned to assets acquired and liabilities assumed exceeds the cost of the acquired entity and the purchase agreement does not provide for contingent consideration that might result in an additional element of cost of the acquired entity that equals or exceeds the excess of fair value over cost, the excess is allocated as a pro rata reduction of the amounts that otherwise would have been assigned to all of the acquired assets, including purchased research and development, except for a) financial assets other than investments accounted for under the equity method, b) assets to be disposed of by sale, c) deferred tax assets, d) prepaid assets relating to pension or other postretirement benefit plans and e) any other current assets.  In those circumstances where an acquisition involves contingent consideration, we recognize an amount equal to the lesser of the maximum amount of the contingent payment or the excess of fair value over cost as a liability.

Purchased Research and Development

Our purchased research and development represents the value of acquired in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Through December 31, 2008, we have expensed the value attributable to these in-process projects at the time of the acquisition in accordance with accounting standards effective through that date. If the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole. In addition, we record certain costs associated with our alliances as purchased research and development.

We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects acquired in connection with our recent acquisitions, we used the following ranges of risk-adjusted discount rates to discount our projected cash flows: 34 percent in 2008, 19 percent in 2007, and 13 percent to 17 percent in 2006. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects.

Amortization and Impairment of Intangible Assets

We record intangible assets at historical cost and amortize them over their estimated useful lives.  We use a straight-line method of amortization, unless a method that better reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up can be reliably determined. The approximate useful lives for amortization of our intangible assets is as follows: patents and licenses, two to 20 years; definite-lived core and developed technology, five to 25 years; customer relationships, five to 25 years; other intangible assets, various.

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability.  For purposes of the recoverability test, we group our intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities.  If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. To test for impairment, we calculate the fair value of our indefinite-lived intangible assets and compare the calculated fair values to the respective carrying values.   If the carrying value exceeds the fair value of the indefinite-lived intangible asset, the carrying value is written down to the fair value.

We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group).  The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. See Note E - Goodwill and Other Intangible Assets for more information related to impairment of intangible assets during 2008, 2007 and 2006.

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

Goodwill Impairment

We test our goodwill balances as of April 1 during the second quarter of each year for impairment. We test our goodwill balances more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the test, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets. The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We have identified our domestic divisions, which in aggregate make up the U.S. reportable segment, and our two international operating segments as our reporting units for purposes of the goodwill impairment test.  To derive the carrying value of our reporting units at the time of acquisition, we assign goodwill to the reporting units that we expect to benefit from the respective business combination. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit. If the carrying value of a reporting unit exceeds its fair value, we will perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any.

The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate.  We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.

During the fourth quarter of 2008, we recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant. The decline in our stock price and our market capitalization during the fourth quarter created an indication of potential impairment of our goodwill balance; therefore, we performed an interim impairment test. Key factors contributing to the impairment charge included disruptions in the credit and equity market, and the resulting impacts to weighted-average costs of capital, and changes in CRM market demand relative to our original assumptions at the time of the acquisition. Refer to Note E – Goodwill and Other Intangible Assets for more information.

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

We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. We account for investments in entities over which we do not have the ability to exercise significant influence under the cost method. Our determination of whether we have the ability to exercise significant influence over an entity requires judgment. We consider the guidance in Opinion No. 18, EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, and EITF Topic D-46, Accounting for Limited Partnership Investments, in determining whether we have the ability to exercise significant influence over an entity.

For investments accounted for under the equity method, we record the investment initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements.

Each reporting period, we evaluate our investments to determine if there are any events or circumstances that are likely to have a significant adverse effect on the fair value of the investment. Examples of such impairment indicators include, but are not limited to: a significant deterioration in earnings performance; recent financing rounds at reduced valuations; a significant adverse change in the regulatory, economic or technological environment of an investee; or a significant doubt about an investee’s ability to continue as a going concern. If we identify an impairment indicator, we will estimate the fair value of the investment and compare it to its carrying value. Our estimation of fair value considers all available financial information related to the investee, including valuations based on recent third-party equity investments in the investee. If the fair value of the investment is less than its carrying value, the investment is impaired and we make a determination as to whether the impairment is other-than-temporary. We deem impairment to be other-than-temporary unless we have the ability and intent to hold an investment for a period sufficient for a market recovery up to the carrying value of the investment. Further, evidence must indicate that the carrying value of the investment is recoverable within a reasonable period. For other-than-temporary impairments, we recognize an impairment loss equal to the difference between an investment’s carrying value and its fair value. Impairment losses on our investments are included in other, net in our consolidated statements of operations.

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

We recognized net deferred tax liabilities of $1.351 billion at December 31, 2008 and $1.605 billion at December 31, 2007. The liabilities relate primarily to deferred taxes associated with our acquisitions. The assets relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance, we believe we will recover substantially all of these assets. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, as well as an evaluation of currently available information about future years.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $9.327 billion at December 31, 2008 and $7.804 billion at December 31, 2007.

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

Legal, Product Liability Costs and Securities Claims

We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to product liability claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, losses for product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.  See Note L - Commitments and Contingencies for further discussion of our individual material legal proceedings.

Warranty Obligations

We estimate the costs that we may incur under our warranty programs based on historical experience and record a liability at the time our products are sold. Factors that affect our warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. We record a reserve equal to the costs to repair or otherwise satisfy the claim. We regularly assess the adequacy of our recorded warranty liabilities and adjust the amounts as necessary. Changes in our product warranty obligations during 2008 consisted of the following (in millions):

Balance as of December 31, 2007	$66
Warranty claims provision	35
Settlements made	(39)
Balance as of December 31, 2008	$62

Costs Associated with Exit Activities

We record employee termination costs in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits, if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our domestic severance policy or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested and the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We record such costs into expense over the employee’s future service period, if any, in accordance with the Statement No. 146 criteria. In addition, in conjunction with an exit activity, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and long-lived asset impairments. In addition, through December 31, 2008, we have accounted for costs to exit an activity of an acquired company, costs for involuntary employee termination benefits and relocation costs associated with acquired businesses in accordance with EITF Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination.   We include exit costs in the purchase price allocation of the acquired business if a plan to exit an activity of an acquired company exists, in accordance with the Issue No. 95-3 criteria, and if those costs have no future economic benefit to us and will be incurred as a direct result of the exit plan; or the exit costs represent amounts to be incurred by us under a contractual obligation of the acquired entity that existed prior to the acquisition date.

Translation of Foreign Currency

We translate all assets and liabilities of foreign subsidiaries at the year-end exchange rate and translate sales and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in the accompanying consolidated financial statements as a component of stockholders’ equity. Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations net of losses and gains from any related derivative financial instruments. These amounts were not material to our consolidated statements of operations for 2008, 2007, and 2006.

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

Shipping and Handling Costs

We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $72 million in 2008, $79 million in 2007, and $85 million in 2006 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Research and Development

We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Purchased Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations.

Employee Retirement Plans

Defined Benefit Plans

In connection with our acquisition of Guidant, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which we maintain in a trust, consist primarily of equity and fixed-income instruments. We also sponsor the Guidant Excess Benefit Plan, a frozen nonqualified plan for certain former officers and employees of Guidant. The Guidant Excess Benefit Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain current and former U.S. and Puerto Rico employees of Guidant are eligible to receive a portion of their healthcare retirement benefits under a frozen defined benefit plan.

We maintain an Executive Retirement Plan, which covers executive officers and division presidents. The plan provides retiring executive officers and division presidents with a lump sum benefit of 1.5 to 2.5 months of salary for each completed year of service, up to a maximum of 36 months’ pay for executive officers and 24 months’ pay for division presidents. Participants may retire with unreduced benefits once retirement conditions have been satisfied. In order to meet the retirement definition under the Executive Retirement Plan, an employee’s age in addition to his or her years of service with Boston Scientific must be at least 65 years, the employee must be at least 55 years old and have been with Boston Scientific for at least five years. In addition, we maintain defined benefit retirement plans covering certain international employees.

In accordance with FASB Statement No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, we use a December 31 measurement date for these plans and record the underfunded portion as a liability, and recognize changes in the funded status through other comprehensive income. The outstanding obligation as of December 31, 2008 is as follows:

(in millions)	Projected Benefit Obligation (PBO)	Less: Fair value of Plan Assets	Underfunded PBO Recognized

Executive Retirement Plan	$16		$16
Guidant Retirement Plan (frozen)	90	$54	36
Guidant Excess Benefit Plan (frozen)	28		28
Guidant Healthcare Retirement Benefit Plan (frozen)	15		15
International Retirement Plans	52	22	30
	$201	$76	$125

The net decrease in the funded status of our plans at December 31, 2008, as compared to December 31, 2007, reported as a reduction to accumulated other comprehensive income was $12 million.

The weighted average assumptions used to determine benefit obligations at December 31, 2008 are as follows:

	Discount Rate	Expected Return on Plan Assets	Healthcare Cost Trend Rate	Rate of Compensation Increase

Executive Retirement Plan	6.25%			4.50%
Guidant Retirement Plan (frozen)	6.25%	7.75%
Guidant Excess Benefit Plan (frozen)	6.25%
Healthcare Retirement Benefit Plan (frozen)	6.00%		5.00%
International Retirement Plans	2.00% - 6.00%	2.00% - 4.10%		3.00% - 5.40%

Defined Contribution Plans

We sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. Participants may contribute between one percent and twenty-five percent of his or her compensation on an pre-tax basis, and between one percent and ten percent on an after-tax basis, up to established federal limits. We match employee contributions equal to 200 percent for employee contributions up to two percent of employee compensation, and fifty percent for employee contributions greater than two percent, but not exceeding six percent, of pre-tax employee compensation. Participants age 50 and older may also contribute up to an additional $5,000 per year in pre-tax contributions, which we do not match. Total expense for our matching contributions to the plan was $63 million in 2008, $64 million in 2007, and $48 million in 2006.

In connection with our acquisition of Guidant, we sponsored the Guidant Employee Savings and Stock Ownership Plan, which allowed for employee contributions of a percentage of pre-tax earnings, up to established federal limits. Our matching contributions to the plan were in the form of shares of stock, allocated from the Employee Stock Ownership Plan (ESOP). Refer to Note N – Stock Ownership Plans for more information on the ESOP. Total expense for our matching contributions to the plan was $12 million in 2008, $23 million in 2007 and $19 million in 2006. Effective June 1, 2008, this plan was merged into our 401(k) Retirement Savings Plan.

Net Income (Loss) per Common Share

We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.

Note B—Supplemental Balance Sheet Information

Components of selected captions in our accompanying consolidated balance sheets are as follows:

	As of December 31,
	2008	2007
Trade accounts receivable, net
Accounts receivable	$1,533	$1,639
Less: allowances	131	137
	$1,402	$1,502

Inventories
Finished goods	$555	$454
Work-in-process	135	132
Raw materials	163	139
	$853	$725

Sales of the PROMUS® everolimus-eluting stent systems represented approximately four percent of our total net sales in 2008. We are reliant on Abbott Laboratories for our supply of PROMUS® stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of PROMUS® stent systems may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS® stent systems from Abbott is sufficient to meet our current customer demand.

Further, the price we pay Abbott for our supply of PROMUS® stent systems is determined by our contracts with them.  Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for PROMUS® stent systems and third-party reports of our average selling price of PROMUS® stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of PROMUS® stent systems. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2008, 2007 and 2006.

	As of December 31,
	2008	2007
Property, plant and equipment, net
Land	$116	$116
Buildings and improvements	865	801
Equipment, furniture and fixtures	1,824	1,671
Capital in progess	305	304
	3,110	2,892
Less: accumulated depreciation	1,382	1,177
	$1,728	$1,715

Accrued expenses
Legal reserves	$924	$499
Acquisition-related obligations	520	699
Payroll and related liabilities	438	515
Restructuring liabilities	42	137
Other	688	691
	$2,612	$2,541

Other long-term liabilities
Acquisition-related obligations		$465
Legal reserves	$165	495
Accrued income taxes	1,100	1,344
Other long-term liabilities	462	329
	$1,727	$2,633

See Note E - Goodwill and Other Intangible Assets for details on our intangible assets and Note F – Divestitures and Assets Held for Sale for the components of those assets and associated liabilities classified as held for sale in our consolidated balance sheets.

Note C – Fair Value Measurements

We adopted FASB Statement No. 157, Fair Value Measurements, as of January 1, 2008. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. In February 2008, the FASB released Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. In accordance with Staff Position No. 157-2, we have not applied the provisions of Statement No. 157 to the following nonfinancial assets and nonfinancial liabilities:

•	Nonfinancial assets and nonfinancial liabilities initially measured at fair value in a business combination or other new basis event, but not measured at fair value in subsequent reporting periods;

•
Reporting units and nonfinancial assets and nonfinancial liabilities measured at fair value for our goodwill assessments in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets;

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

On a recurring basis, we measure certain financial assets and financial liabilities at fair value, including our money market funds, available-for-sale investments, interest rate derivative instruments and foreign currency derivative contracts. Statement No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. We base fair value upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value.

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

Our investments in money market funds, as well as available-for-sale investments carried at fair value, are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our money market funds are classified as cash and cash equivalents within our accompanying condensed consolidated balance sheets, in accordance with our accounting policies, as these funds are highly liquid and readily convertible to known amounts of cash.

During 2008, certain of our publicly traded available-for-sale investments were classified within Level 3 of the fair value hierarchy as they were subject to lock-up agreements.  We used an option pricing model to determine the liquidity discount associated with these lock-up restrictions as a part of our fair value measurement within the framework of Statement No. 157.  In addition, certain of our publicly traded available-for-sale investments were classified within Level 3, as they were marked to fair value based on agreements to sell those investments to a third party.  During 2008, we completed the sale of these investments to the third party (see Note G – Investments and Notes Receivable for further discussion); in addition, none of our available-for-sale securities were subject to lock-up agreements as of December 31, 2008.  Therefore, as of December 31, 2008, none of our investments in available-for-sale securities were classified within Level 3. Our cost method investments are adjusted to fair value only when impairment charges are recorded for other-than-temporary declines in value and are determined using fair value criteria within the framework of Statement No. 157.  As the inputs utilized for the impairment assessment are not based on observable market data, these cost method investments are classified within Level 3 of the fair value hierarchy on a non-recurring basis.

We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  We determine the fair value of these instruments using the framework prescribed by Statement No. 157, by considering the estimated amount we would receive to sell or transfer these agreements at the reporting date and by taking into account current interest rates, current currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities.  In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. We have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy because these observable inputs are available for substantially the full term of our derivative instruments.

Fair Value Measured on a Recurring Basis

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2008:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$690			$690
Available-for-sale investments	1			1
Currency exchange contracts		$132		132
Interest rate swap contracts
	$691	$132		$823

Liabilities
Currency exchange contracts		$195		$195
Interest rate swap contracts		46		46
		$241		$241

In addition to $690 million invested in money market funds as of December 31, 2008, we had $781 million of cash invested in short-term time deposits, and $170 million in interest bearing and non-interest bearing bank accounts.

For assets measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2008, the following table summarizes the change in balances during the year ended December 31, 2008 (in millions):

Balance as of January 1, 2008	$30
Net transfers into Level 3	31
Net sales	(44)
Realized losses related to investment impairments	(1)
Change in unrealized gains/losses related to market prices	(16)
Balance as of December 31, 2008	$—

Unrealized gains/losses are included in other comprehensive income in our accompanying condensed consolidated balance sheets.

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

Currency Hedging

We manage our exposure to foreign currency denominated monetary assets and liabilities on a consolidated basis to take advantage of offsetting transactions. We may use foreign currency denominated borrowings and currency forward contracts to manage the majority of the remaining transaction exposure. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. These derivative instruments do not subject our earnings or cash flows to material risk since gains and losses on these derivatives generally offset losses and gains on the assets and liabilities being hedged. In addition, changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

We also use currency forward and option contracts to reduce the risk that our earnings and cash flows, associated with forecasted foreign currency denominated intercompany and third-party transactions, will be affected by currency exchange rate changes. These contracts are designated as foreign currency cash flow hedges under Statement No. 133.  We record the effective portion of any change in the fair value of the foreign currency cash flow hedges in other comprehensive income until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge from other comprehensive income to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the effective portion of any gain or loss on the related cash flow hedge from other comprehensive income to earnings at that time. Gains and losses from hedge ineffectiveness were immaterial in 2008, 2007 and 2006. We recognized in earnings net losses of $67 million in 2008, net gains of $20 million during 2007, and net gains of $38 million during 2006 on currency derivative instruments. All cash flow hedges outstanding at December 31, 2008 mature within 36 months. As of December 31, 2008, $6 million of net losses are recorded in other comprehensive income, net of tax, to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to $58 million at December 31, 2007. At December 31, 2008, $1 million of net gains, net of tax, may be reclassified to earnings within the next twelve months. The success of the hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, Euro, British pound sterling, Australian dollar and Canadian dollar). We may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility.  Changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

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

Prior to 2006, we entered into fixed-to-floating interest rate swaps indexed to six-month LIBOR to hedge against potential changes in the fair value of certain of our senior notes. We designated these interest rate swaps as fair value hedges under Statement No. 133 with changes in fair value recorded to earnings offset by changes in the fair value of our hedged senior notes. We terminated these hedges during 2006 and realized a net loss of $14 million, which we recorded to the carrying amount of certain of our senior notes and which are being amortized into earnings over the remaining term of the hedged debt. As of December 31, 2008, the carrying amount of certain of our senior notes included $3 million of unamortized gains and $11 million of unamortized losses related to these interest rate swaps, as compared to $4 million of unamortized gains and $13 million of unamortized losses at December 31, 2007.

During 2005 and 2006, we entered floating-to-fixed treasury locks to hedge potential changes in future cash flows of certain senior note issuances. The objective of these hedges was to reduce potential variability of interest payments on the forecasted senior notes issuance. We designated these treasury locks as cash flow hedges under Statement No. 133. Upon termination of the treasury locks in 2006, we realized net gains of $21 million. At December 31, 2008, we had $8 million of unamortized gain, net of tax, recorded in accumulated other comprehensive income, which we are amortizing into earnings over the term of the hedged debt.  At December 31, 2007, we had $10 million of unamortized gain, net of tax, recorded in accumulated other comprehensive income.

We had floating-to-fixed interest rate swaps indexed to three-month LIBOR outstanding in the notional amount of $4.9 billion at December 31, 2008 and $1.5 billion at December 31, 2007. The objective of these derivative instruments is to hedge against variability in our future interest payments on our LIBOR-indexed floating-rate loans as a result of changes in LIBOR. Three-month LIBOR approximated 1.425 percent at December 31, 2008 and 4.70 percent at December 31, 2007. We designated these interest rate swaps as cash flow hedges under Statement No. 133, and record fluctuations in the fair value of these derivative instruments as unrealized gains or losses in other comprehensive income, net of tax, until the hedged cash flow occurs. At December 31, 2008, we recorded a net unrealized loss of $28 million, net of tax, in other comprehensive income to recognize the fair value of these interest rate derivative instruments, as compared to $11 million of net unrealized losses at December 31, 2007.

We recognized $20 million of net losses in earnings related to all current and prior interest rate derivative contracts in 2008 as compared to net losses of $2 million in 2007, and net gains of $2 million in 2006. At December 31, 2008, $26 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.

Fair Value Measured on a Non-Recurring Basis

During 2008, we recorded impairment charges on certain of our cost method investments and adjusted the carrying amount of those investments to fair value, as we deemed the decline in the value of those assets to be other-than-temporary.  These impairment charges relate primarily to our investments in, and notes receivable from, certain entities that we agreed to sell during the second quarter of 2008.  See Note G – Investments and Notes Receivable for further discussion. These cost method investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held entities without quoted market prices.  To determine the fair value of those investments, we used all available financial information related to the entities, including information based on recent third-party equity investments in these entities and information from our agreements to sell certain of these investments.  The following summarizes changes to the carrying amount of these investments during the year ended December 31, 2008 (in millions):

Balance at January 1, 2008	$24
Net transfers into Level 3	156
Net sales	(48)
Other-than-temporary impairments	(112)
Balance at December 31, 2008	$20

Other Fair Value Disclosures

The fair value of our long-term debt obligations was $6.184 billion at December 31, 2008 and $7.603 billion at December 31, 2007. Refer to Note I – Borrowings and Credit Arrangements for a discussion of our debt obligations.

Note D—Acquisitions

During 2008, we paid approximately $40 million in cash to acquire CryoCor, Inc. and Labcoat, Ltd. During 2007, we paid approximately $100 million through a combination of cash and common stock to acquire EndoTex Interventional Systems, Inc. and $70 million in cash to acquire Remon Medical Technologies, Inc.  During 2006, we paid $28.4 billion to acquire Guidant through a combination of cash, common stock, and fully vested stock options.

Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. Pro forma information for 2006 related to our acquisition of Guidant is included in the section that follows. We do not present pro forma information for our other acquisitions given the immateriality of their results to our consolidated financial statements.

2008 Acquisitions

In December 2008, we completed the acquisition of the assets of Labcoat, Ltd., for a purchase price of $17 million, net of cash acquired. We may also be required to make future payments contingent upon Labcoat achieving certain performance milestones. Labcoat is developing a novel technology for coating drug-eluting stents. We intend to use this technology in future generations of our drug-eluting stent products.

In May 2008, we completed our acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million, net of cash acquired. CryoCor is developing products using cryogenic technology for use in treating atrial fibrillation. The acquisition was intended to allow us to further pursue therapeutic solutions for atrial fibrillation in order to advance our existing CRM and Electrophysiology product lines.

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

In August 2007, we completed our acquisition of 100 percent of the fully diluted equity of Remon Medical Technologies, Inc.  Remon is a development-stage company focused on creating communication technology for medical device applications. We paid approximately $70 million in cash, net of cash acquired, in addition to our previous investments of $3 million, to acquire the remaining interests of Remon. We may also be required to make future payments contingent upon Remon achieving certain performance milestones. The acquisition was intended to expand our sensor and wireless communication technology portfolio and complement our existing CRM product line.

2006 Acquisitions

On April 21, 2006, we acquired 100 percent of the fully diluted equity of Guidant Corporation for a purchase price of $21.7 billion, net of cash acquired, which included: $7.8 billion in cash; 577 million shares of our common stock at an estimated fair value of $12.5 billion; approximately 40 million of our fully vested stock options granted to Guidant employees at an estimated fair value of $450 million; $97 million associated with the buyout of options of certain former vascular intervention and endovascular solutions Guidant employees; and $770 million of direct acquisition costs, including a $705 million payment made to Johnson & Johnson in connection with the termination of its merger agreement with Guidant. Partially offsetting the purchase price was $6.7 billion of cash that we acquired, including $4.1 billion in connection with Guidant’s prior sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories. The remaining cash relates to cash on hand at the time of closing. There is no potential contingent consideration payable to the former Guidant shareholders.

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

To finance the cash portion of the Guidant acquisition, we borrowed $6.6 billion consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott. See Note I - Borrowings and Credit Arrangements for further details regarding the debt issued to finance the cash portion of the Guidant acquisition.

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
•
a milestone payment of $250 million upon receipt of an approval from the U.S. Food and Drug Administration (FDA) within ten years after the Abbott transaction closing to market and sell an everolimus-eluting stent in the U.S.; and

•
a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare within ten years after the Abbott transaction closing to market and sell an everolimus-eluting stent in Japan.

Further, Abbott purchased from us approximately 65 million shares of our common stock for $1.4 billion, or $21.66 per share. Abbott agreed not to sell any of these shares of common stock for six months following the transaction closing unless the average price per share of our common stock over any consecutive 20-day trading period during that six-month period exceeded $30.00. In addition, during the 18-month period following the transaction closing, Abbott was precluded from, in any one-month period, selling more than 8.33 percent of these shares of our common stock. Abbott was required to sell all of these shares of our common stock no later than 30 months following the April 21, 2006 acquisition date, and apply a portion of the net proceeds from its sale of these shares of our common stock in excess of specified amounts, if any, to reduce the principal amount of the loan from Abbott to us (sharing of proceeds feature). As of the first quarter of 2008, Abbott had sold all of its shares of our common stock, and no amounts were applied as a reduction of the loan.

We determined the fair value of the sharing of proceeds feature of the Abbott stock purchase as of April 21, 2006 to be $103 million and recorded this amount as an asset received in connection with the sale of the Guidant vascular intervention and endovascular solutions business to Abbott. We revalued this instrument each reporting period, and recorded net expense of approximately $8 million during 2007 and $95 million during 2006 to reflect a decrease in fair value. There was no income or expense associated with this instrument in 2008 prior to Abbott selling all of its shares of our common stock.
We used a Monte Carlo simulation methodology in determining the value of the sharing of proceeds feature. We estimated the fair value on April 21, 2006 using the following assumptions.

BSX stock price	$22.49
Expected volatility	30%
Risk-free interest rate	4.9%
Credit spread	0.35%
Expected dividend yield	0%
Contractual term to expiration (years)	2.5
Notional shares	64,635,272

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

Prior to the Abbott transaction closing, Boston Scientific and Abbott entered transition services agreements under which (i) we were to provide or make available to the Guidant vascular and endovascular solutions businesses acquired by Abbott those services, rights, properties and assets of Guidant that were not included in the assets purchased by Abbott and that are reasonably required by Abbott to enable them to conduct the Guidant vascular and endovascular solutions businesses substantially as conducted at the time of the Abbott transaction closing; and (ii) Abbott was to provide or make available to us those services, rights, properties and assets reasonably required by Boston Scientific to enable it to conduct the business conducted by

Guidant, other than the Guidant vascular and endovascular solutions businesses, in substantially the same manner as conducted as of the Abbott transaction closing, to the extent those services, rights, properties and assets were included in the assets purchased by Abbott. As of December 31, 2008, all but one of these transition services agreements had expired; the remaining agreement will expire at the end of 2009.

Purchase Price

We accounted for the acquisition of Guidant as a purchase under U.S. GAAP. Under the purchase method of accounting, we recorded the assets and liabilities of Guidant as of the acquisition date at their respective fair values, and consolidated them with those of legacy Boston Scientific. The preparation of the valuation required the use of significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows and the applicable discount rates as of the date of the acquisition.

The purchase price, net of cash acquired, is as follows (in millions):

Consideration to Guidant
Cash portion of consideration	$14,527
Fair value of Boston Scientific common stock	12,514
Fair value of Boston Scientific options exchanged for Guidant stock options	450
Buyout of options for certain former employees	97
27,588

Other acquisition-related costs
Johnson & Johnson termination fee	705
Other direct acquisition costs	65
Total purchase price	28,358
Less: cash acquired	6,708
Purchase price, net of cash acquired	$21,650

The fair value of the Boston Scientific stock options exchanged for Guidant options was included in the purchase price due to the fact that the options were fully vested. We estimated the fair value of these options using a Black-Scholes option-pricing model. We estimated the fair value of the stock options assuming no expected dividends and the following weighted-average assumptions:

Expected term (in years)	2.4
Expected volatility	30%
Risk-free interest rate	4.9%
Stock price on date of grant	$22.49
Weighted-average exercise price	$13.11

Purchase Price Allocation

The following summarizes the Guidant purchase price allocation (in millions):

Cash	$6,708
Intangible assets subject to amortization	7,719
Goodwill	12,516
Other assets	2,400
Purchased research and development	4,169
Current liabilities	(1,881)
Net deferred income taxes	(2,497)
Exit costs	(161)
Other long-term liabilities	(701)
Deferred cost, ESOP	86
Total purchase price	28,358
Less: cash acquired	6,708
Purchase price, net of cash acquired	$21,650

We allocated the purchase price to specific intangible asset categories as follows:

	Amount Assigned (in millions)	Weighted Average Amortization Period (in years)	Risk-Adjusted Discount Rates used in Purchase Price Allocation
Amortizable intangible assets
Technology - core	$6,142	25	10%-16%
Technology - developed	885	6	10%
Customer relationships	688	15	10%-13%
Other	4	10	10%
	$7,719	22

Purchased research and development	$4,169		13%-17%

Goodwill	$12,516

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

We sold the Cardiac Surgery business we acquired with Guidant in a separate transaction in 2008.  Refer to Note F– Divestitures and Assets Held for Sale for further information.

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

Various factors contributed to the establishment of goodwill, including: the strategic benefit of entering the CRM market and diversifying our product portfolio; the value of Guidant’s highly trained assembled workforce as of the acquisition date; the expected revenue growth over time that is attributable to expanded indications and increased market penetration from future products and customers; the incremental value to our existing Interventional Cardiology business from having two drug-eluting stent platforms; and the synergies expected to result from combining infrastructures, reducing combined operational spend and program reprioritization. During 2008, we recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant. Refer to Note E – Goodwill and Other Intangible Assets for more information.

Pro Forma Results of Operations

The following unaudited pro forma information presents a summary of consolidated results of our operations and Guidant’s, as if the acquisition, the Abbott transaction and the financing for the acquisition had occurred at the beginning of 2006. We have adjusted the historical consolidated financial information to give effect to pro forma events that are (i) directly attributable to the acquisition and (ii) factually supportable. We present the unaudited pro forma condensed consolidated financial information for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition, the sale of the Guidant vascular intervention and endovascular solutions businesses to Abbott and the financing transactions with Abbott and other lenders been completed at the beginning of the period. Pro forma adjustments are tax-effected at our effective tax rate.

Year Ended
in millions, except per share data	December 31, 2006
(unaudited)

Net sales	$8,533
Net loss	(3,916)

Net loss per share - basic	$(2.66)
Net loss per share - assuming dilution	$(2.66)

The unaudited pro forma net loss includes $480 million for the amortization of purchased intangible assets, as well as the following non-recurring charges: purchased research and development of $4.169 billion; $267 million associated with the step-up value of acquired inventory sold; a tax charge for the drug-eluting stent license right obtained from Abbott; and $95 million for the fair value adjustment related to the sharing of proceeds feature of the Abbott stock purchase. In connection with the accounting for the acquisition of Guidant, we wrote up inventory acquired from manufacturing cost to fair value.

Costs Associated with Exit Activities

Included in the final Guidant purchase price allocation is $161 million associated with exit activities accrued pursuant to Issue No. 95-3. As of the acquisition date, management began to assess and formulate plans to exit certain Guidant activities.  As a result of these exit plans, we made severance, relocation and change-in-control payments. The majority of the exit costs relate to our first quarter 2007 reduction of the acquired CRM workforce. The affected workforce included primarily research and development employees, although employees within sales and marketing and certain other functions were also impacted.  We also made smaller workforce reductions internationally across multiple functions in order to eliminate duplicate facilities and rationalize our distribution network in certain countries.  During 2007 and 2008, we reduced our estimate for Guidant-related exit costs in accordance with Issue No. 95-3. A rollforward of the components of our accrual for Guidant-related and other exit costs is as follows:

	Workforce Reductions	Relocation Costs	Contractual Commitments	Total
Balance as of January 1, 2006
Purchase price adjustments	$190	$15	$30	$235
Charges utilized	(27)	(5)	(5)	(37)
Balance as of December 31, 2006	163	10	25	198
Purchase price adjustments	(63)	(2)	(7)	(72)
Charges utilized	(85)	(6)	(9)	(100)
Balance as of December 31, 2007	15	2	9	26
Purchase price adjustments	(1)	(1)		(2)
Charges utilized	(4)	(1)	(3)	(8)
Balance as of December 31, 2008	$10	$—	$6	$16

Payments Related to Prior Period Acquisitions

During 2008, we paid $675 million related to prior period acquisitions, consisting primarily of a $650 million fixed payment made to the principal former shareholders of Advanced Bionics Corporation in connection with our 2007 amendment to the original merger agreement, which was accrued at December 31, 2007. During 2007, we paid $248 million for acquisition-related payments associated primarily with Advanced Bionics, of which approximately $220 million was accrued at December 31, 2006. During 2006, we paid $397 million for acquisition-related payments associated primarily with Advanced Bionics, CryoVascular Systems, Inc. and Smart Therapeutics, Inc.

Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones. The amended agreement provides a new schedule of consolidated, fixed payments, consisting of $650 million that was paid in January 2008, and $500 million payable in March 2009. The fair value of these payments, determined to be $1.115 billion, was accrued at December 31, 2007. As of December 31, 2008, we have accrued $497 million representing the fair value of the payment to be made in March 2009. These payments will be the final payments made to Advanced Bionics. See Note F – Divestitures and Assets Held for Sale for further discussion of the amendment. As of December 31, 2008, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our other business combinations, excluding Advanced Bionics, some of which may be payable in common stock, is approximately $650 million. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2009 through 2022. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $2.4 billion.

Purchased Research and Development

In 2008, we recorded $43 million of purchased research and development charges, including $17 million associated with our acquisition of Labcoat, Ltd., $8 million attributable to our acquisition of CryoCor, Inc., and $18 million associated with entering certain licensing and development arrangements.

The $17 million of in-process research and development associated with our acquisition of Labcoat, Ltd. relates to their in-process coating technology for drug-eluting stents. The $8 million of purchased research and development associated with CryoCor relates to their cryogenic technology for use in the treatment of atrial fibrillation.

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

The $75 million of in-process research and development acquired with Remon relates to their pressure-sensing system development project, which we intend to combine with our existing CRM devices. As of December 31, 2008, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect to launch devices using pressure-sensing technology in 2012 in our EMEA region and certain Inter-Continental countries, in the U.S. in 2015, and Japan in 2016, subject to regulatory approvals. We expect material net cash inflows from such products to commence in 2015, following the launch of this technology in the U.S.

In 2006, we recorded $4.119 billion of purchased research and development, including a charge of approximately $4.169 billion associated with the in-process research and development obtained in conjunction with the Guidant acquisition; a credit of $67 million resulting primarily from the reversal of accrued contingent payments due to the cancellation of the TriVascular AAA program; and an expense of $17 million resulting primarily from the application of equity method accounting for one of our investments.

The $4.169 billion of purchased research and development associated with the Guidant acquisition consists primarily of approximately $3.26 billion for acquired CRM-related technology and $540 million for drug-eluting stent technology shared with Abbott. The purchased research and development value associated with the Guidant acquisition also includes $369 million representing the estimated fair value of the potential milestone payments of up to $500 million that we may receive from Abbott upon its receipt of regulatory approvals for certain products. We recorded the amounts as purchased research and development at the acquisition date because the receipt of the payments was dependent on future research and development activity and regulatory approvals, and the asset had no alternative future use as of the acquisition date. In 2008, Abbott received FDA approval and launched its XIENCE V™ everolimus-eluting coronary stent system in the U.S., and paid us $250 million, which we recognized as a gain in our consolidated financial statements. Under the terms of the agreement, we are entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese Ministry of Health, Labour and Welfare to market the XIENCE V™ stent system in Japan. If received, we will record this receipt as a gain in our consolidated financial statements at the time of receipt.

The most significant in-process purchased research and development projects acquired from Guidant included the next-generation CRM pulse generator platform and rights to the everolimus-eluting stent technology that we share with Abbott. The next-generation pulse generator platform incorporates new components and software while leveraging certain existing intellectual property, technology, manufacturing know-how and institutional knowledge of Guidant. We expect to leverage this platform across all CRM product families, including ICD systems, cardiac resynchronization therapy (CRT) devices and pacemaker systems, to treat electrical dysfunction in the heart. During 2008, we substantially completed the in-process CRM pulse generator project with the regulatory approval and launch of the COGNIS® CRT-D and TELIGEN® ICD devices in the U.S., our EMEA region and certain Inter-Continental countries. We expect to launch the INGENIO™ pacemaker system, utilizing this platform in both EMEA and the U.S. in the first half of 2011. As of December 31, 2008, we estimate that the total cost to complete the INGENIO™ technology is between $30 million and $35 million and expect material net cash inflows from the INGENIO™ device to commence in the second half of 2011.

The $540 million attributable to everolimus-eluting stent technology represents the estimated fair value of the rights to Guidant’s everolimus-based drug-eluting stent technology we share with Abbott. In December 2006, we launched the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott, in certain European countries. In 2007, we expanded our launch in Europe, as well as in key countries in other regions and, in July 2008, launched in the U.S. We expect to launch an internally developed and manufactured next-generation everolimus-based stent in late 2009 and in the U.S. and Japan in mid-2012. We expect that net cash inflows from our internally developed and manufactured everolimus-based drug-eluting stent, the PROMUS® Element™, will commence in 2010. As of December 31, 2008, we estimate that the cost to complete our internally manufactured next-generation everolimus-eluting stent technology project is between $150 million and $175 million.

Note E—Goodwill and Other Intangible Assets

The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization is as follows:

	As of December 31, 2008		As of December 31, 2007
(in millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizable intangible assets
Technology - core	$6,564	$854	$6,596	$526
Technology - developed	1,026	664	1,096	515
Patents	564	264	579	257
Other intangible assets	791	210	806	142
	$8,945	$1,992	$9,077	$1,440
Unamortizable intangible assets
Goodwill	$12,421		$15,103
Technology - core	291		327
	$12,712		$15,430

During the fourth quarter of 2008, we performed an interim goodwill impairment test on our U.S. CRM reporting unit, acquired with Guidant, and recorded a $2.613 billion goodwill impairment charge. The interim test was performed because the decline in our stock price and corresponding market capitalization during the fourth quarter created an indication of potential impairment of our goodwill balance. As the majority of the goodwill associated with our acquisition of Guidant is allocated to the U.S. CRM reporting unit, this unit is most impacted by subsequent changes in fair value. The key factors that contributed to the U.S. CRM goodwill impairment charge included disruptions in the credit and equity markets, and the resulting increase to weighted-average costs of capital; and reductions in CRM market demand relative to our assumptions at the time of the Guidant acquisition. At the time of the Guidant acquisition in 2006, we expected average U.S. net sales growth rates in the mid-teens. Due to changes in end market demand, we now expect average U.S. net sales growth rates in the mid to high single digits.

We used the income approach to determine the fair value of the U.S. CRM reporting unit acquired as part of the Guidant transaction and the amount of the goodwill impairment charge. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate.  This methodology is consistent with how we estimate the fair value of our reporting units during our annual goodwill impairment tests. In applying the income approach to calculate the fair value of the U.S. CRM reporting unit, we used reasonable estimates and assumptions about future revenue contributions and cost structures. In addition, the application of the income approach requires judgment in determining a risk-adjusted discount rate; at the reporting unit level, we based this determination on estimates of weighted-average costs of capital of a market participant. We performed a peer company analysis and considered the industry weighted-average return on debt and equity from a market participant perspective. Given the disruptions in the credit and equity markets, this weighted-average return increased 150 basis points between our annual test performed in the second quarter of 2008, and the interim test performed during the fourth quarter. The long-term growth rates for our U.S. CRM reporting unit underlying our interim test at December 31, 2008 are largely consistent with those applied in the annual test during the second quarter of 2008.

To calculate the amount of the goodwill impairment charge, we allocated the fair value of the U.S. CRM reporting unit to all of its assets and liabilities, including certain unrecognized intangible assets, in order to determine the implied fair value of goodwill at December 31, 2008. This allocation process required judgment and the use of additional valuation assumptions in deriving the individual fair values of our U.S. CRM reporting unit’s assets and liabilities as if the U.S. CRM reporting unit had been acquired in a business combination. We believe our determined fair values and the resulting goodwill impairment charge are based on reasonable assumptions and represent the best estimate of these amounts at December 31, 2008. The goodwill impairment charge has been excluded from the determination of segment income considered by management.

In addition, during 2008, we reduced our future revenue and cash flow forecasts associated with certain of our Peripheral Interventions-related intangible assets, primarily as a result of a recall of one of our products.  Therefore, we tested these intangible assets for impairment, in accordance with our accounting policies, and determined that these assets were impaired, resulting in a $131 million charge to write down these intangible assets to their fair value. Further, as a result of significantly lower than forecasted sales of certain of our Urology products, due to lower than anticipated market penetration, we determined that certain of our Urology-related intangible assets were impaired, resulting in a $46 million charge to write down these intangible assets to their fair value. These amounts have been excluded from the determination of segment income considered by management.

The intangible asset category and associated write down is as follows (in millions):

Technology - core	$126
Other intangible assets	51
$177

In 2007, we recorded intangible asset impairment charges of $21 million associated with our acquisition of Advanced Stent Technologies (AST), due to our decision to suspend further significant funding of R&D with respect to the Petal™ bifurcation stent. In 2006, we recorded intangible asset impairment charges of $23 million attributable to the cancellation of the AAA stent-graft program we acquired with TriVascular, Inc. In addition, we recorded intangible asset write-offs of $21 million associated with developed technology obtained as part of our 2005 acquisition of Rubicon Medical Corporation, and $12 million associated with our Real-time Position Management® System (RPM)™ technology, due to our decision to cease investment in these technologies.

Our core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired through business combinations that is fundamental to the on-going operations of our business and has no limit to its useful life. Our core technology that is not subject to amortization is comprised primarily of certain purchased stent and balloon technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We amortize all other core technology over its estimated useful life.

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio at December 31, 2008 is as follows:

Fiscal Year	Estimated Amortization Expense (in millions)
2009	$491
2010	478
2011	387
2012	343
2013	334

Goodwill as of December 31 as allocated to our U.S., EMEA and Inter-Continental segments for purposes of our goodwill impairment testing is presented below. Our U.S. goodwill is further allocated to our U.S. reporting units for our goodwill testing in accordance with Statement No. 142. During 2008, we reorganized our international business, and therefore, revised our reportable segments to reflect the way we currently manage and view our business. Refer to Note P – Segment Reporting for more information on our reporting structure and segment results. We have reclassified previously reported 2007 and 2006 goodwill balances and activity by segment to be consistent with the 2008 presentation.

(in millions)	United States	EMEA	Inter- Continental	Total
Balance as of January 1, 2007	$9,529	$3,955	$1,144	$14,628
Purchase price adjustments	77	54	11	142
Goodwill acquired	34	10	8	52
Contingent consideration	924	139	83	1,146
Goodwill reclassified to assets held for sale	(311)	(1)	(1)	(313)
Goodwill written off	(478)	(46)	(28)	(552)
Balance as of December 31, 2007	$9,775	$4,111	$1,217	$15,103
Purchase price adjustments	(7)	(38)	(29)	(74)
Contingent consideration	5			5
Goodwill written off	(2,613)			(2,613)
Balance as of December 31, 2008	$7,160	$4,073	$1,188	$12,421

During 2007, we determined that certain of our businesses were no longer strategic to our on-going operations. Therefore, in conjunction with the anticipated sales of our Auditory, Cardiac Surgery and Vascular Surgery businesses, we recorded $552 million of goodwill write-downs in 2007 in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets, and FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.  In addition, in accordance with Statement No. 144, we present separately the assets of the disposal groups, including the related goodwill, as ‘assets held for sale’ within our consolidated balance sheets.  Refer to Note F – Divestitures and Assets Held for Sale for more information regarding these transactions, and for the major classes of assets, including goodwill, classified as held for sale.

The 2007 and 2008 purchase price adjustments related primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes; as well as reductions in our estimate for Guidant-related exit costs.  In addition, the 2007 purchase price adjustments included changes in our estimates for the costs associated with Guidant product liability claims and litigation.

Note F—Divestitures and Assets Held for Sale

During 2007, we determined that our Auditory, Cardiac Surgery, Vascular Surgery, Venous Access, and Fluid Management businesses, as well as our TriVascular Endovascular Aortic Repair (EVAR) program, were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sale in the first quarter of 2008, as discussed below. We received gross proceeds of approximately $1.3 billion from these divestitures. The sale of these disposal groups has helped allow us to focus on our core businesses and priorities. Management committed to a plan to sell each of these businesses in 2007 and, pursuant to Statement No. 144, we adjusted the carrying value of the disposal groups to their fair value, less cost to sell (if lower than the carrying value) during 2007, and presented separately the assets of the disposal groups as ‘assets held for sale’ and the liabilities of the disposal groups as ‘liabilities associated with assets held for sale’ in our consolidated balance sheets.

In addition, in 2008 we committed to the sale of certain of our owned properties and, in accordance with Statement No. 144, have presented separately the carrying value, less cost to sell, of the properties as ‘assets held for sale’ in our consolidated balance sheets.

Auditory

In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. The acquisition of Advanced Bionics included potential earnout payments that were contingent primarily on the achievement of future performance milestones, with certain milestones tied to profitability. The amended agreement provides for a new schedule of consolidated, fixed payments to the former Advanced Bionics shareholders, consisting of $650 million that was paid upon closing in January 2008, and $500 million payable in March 2009. These payments will be the final payments made to Advanced Bionics. The former shareholders of Advanced Bionics approved the amended merger agreement in September 2007. Following the approval by the former shareholders, we accrued the fair value of these payments in accordance with Statement No. 141, as the payment of this consideration was determinable beyond a reasonable doubt. The fair value of these payments, determined to be $1.115 billion, was recorded as an increase to goodwill. At December 31, 2008, we have accrued $497 million, representing the present value of the final payment to be made in March 2009.

In conjunction with the amended merger agreement, in January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash. To adjust the carrying value of the disposal group to its fair value, less costs to sell, we recorded a loss of approximately $367 million (pre-tax) in 2007, representing primarily a write-down of goodwill. In addition, we recorded a tax benefit of $7 million during 2008 in connection with the closing of the transaction. Under the terms of the agreement, we retained an equity interest in the limited liability companies formed for purposes of operating the Auditory business and drug pump development program. In accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, we are accounting for these investments under the equity method of accounting.

Cardiac Surgery and Vascular Surgery

In January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses to the Getinge Group for net cash proceeds of approximately $700 million. To adjust the carrying value of the Cardiac Surgery and Vascular Surgery disposal group to its fair value, less costs to sell, we recorded a loss of approximately $193 million in 2007, representing primarily the write-down of goodwill. In addition, we recorded a tax expense of $19 million during 2008 in connection with the closing of the transaction.  We acquired the Cardiac Surgery business in April 2006 as part of the Guidant transaction (refer to Note D – Acquisitions) and acquired the Vascular Surgery business in 1995.

Fluid Management and Venous Access

In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Navylist Medical (affiliated with Avista Capital Partners) for net cash proceeds of approximately $400 million. We did not adjust the carrying value of the Fluid Management and Venous Access disposal group as of December 31, 2007, because the fair value of the disposal group, less costs to sell, exceeded its carrying value. We recorded a pre-tax gain of $234 million ($161 million after-tax) during 2008 associated with this transaction. We acquired the Fluid Management business as part of our acquisition of Schneider Worldwide in 1998. The Venous Access business was previously a component of our Oncology business.

TriVascular EVAR Program

In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($36 million after-tax) during 2008.

The combined assets held for sale and liabilities associated with the assets held for sale included in the accompanying consolidated balance sheets consist of the following:

	As of December 31,
(in millions)	2008	2007

Trade accounts receivable, net		$41
Inventories		71
Prepaid expenses and other current assets		3
Property, plant and equipment, net	$13	107
Goodwill		313
Other intangible assets, net		581
Other long-term assets		3
Assets held for sale	$13	$1,119

Accounts payable and accrued expenses		$32
Other current liabilities		6
Other non-current liabilities		1
Liabilities associated with assets held for sale		$39

The tangible assets and liabilities presented in the table above are primarily U.S. assets and liabilities and are included in our United States reportable segment.

The combined 2007 revenues associated with the disposal groups were $553 million, or seven percent of our net sales.

Note G – Investments and Notes Receivable

We have historically entered a significant number of alliances with publicly traded and privately held entities in order to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During 2007, in connection with our strategic initiatives, we announced our intent to sell the majority of our investment portfolio in order to monetize those investments determined to be non-strategic.

In June 2008, we signed definitive agreements with Saints Capital and Paul Capital Partners to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with these agreements we have received proceeds of $95 million as of December 31, 2008. In addition, we received proceeds of $54 million from other transactions to monetize certain other non-strategic investments and notes receivable during 2008.

We recorded total other-than-temporary impairments of $130 million during 2008, including $127 million related to non-strategic investments and notes receivable, which we have sold or intend to sell, and $3 million related to our strategic equity investments. Our 2008 other-than-temporary impairments included $112 million of impairments related to privately held entities, and $18 million of impairments related to publicly traded entities. In addition, we recorded gains of $52 million on the sale of non-strategic investments during 2008. We also recognized other costs of $5 million associated with the Saints and Paul agreements. During 2007, we recorded other-than-temporary impairments of $119 million related to our investments and notes receivable, and recorded gains of $65 million associated with the sale of equity investments and collection of notes receivable. During 2006, we recorded $122 million of total other-than-temporary impairments of our investments and notes receivable and recorded gains of $13 million associated with the sale of equity investments. Losses and gains associated with our investments and notes receivable are recorded in Other, net within our consolidated statements of operations.

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

	As of December 31,
(in millions)	2008	2007
Available-for-sale investments
Carrying value	$1	$18
Gross unrealized gains		26
Gross unrealized losses
Fair value	1	44

Equity method investments
Carrying value	45	60

Cost method investments
Carrying value	67	213
	$113	$317

As of December 31, 2008, we held $45 million of investments that we accounted for under the equity method. Our ownership percentages in these entities ranges from approximately five percent to 18 percent.  In accordance with EITF Issue No. 03-16, Accounting for Investments in Limited Liability Companies, and EITF Topic D-46, Accounting for Limited Partnership Investments, we account for these investments under the equity method of accounting. We recorded losses of $10 million, reported in Other, net, associated with the application of the equity method of accounting to these investments in 2008. We recorded $13 million of purchased research and development associated with the initial application of the equity method of accounting to certain investments in 2007; other income (expense) associated with equity method adjustments in 2007 was less than $1 million in the aggregate.

We had notes receivable of approximately $46 million at December 31, 2008 and $61 million at December 31, 2007 due from certain companies. In addition, we had approximately $20 million of cost method investments recorded in other current assets in our consolidated balance sheets as of December 31, 2008 as these investments will be monetized in 2009 pursuant to our definitive agreement with Saints.

Note H – Restructuring-related Activities

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan, which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines from one facility to another. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete worldwide in 2010.

We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million.  We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations.  We expect the plan to result in cash payments of approximately $395 million to $415 million.  The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$225 million to $230 million
Fixed asset write-offs	$20 million
Other (1)	$65 million to $70 million

Restructuring-related expenses:
Retention incentives	$75 million to $80 million
Accelerated depreciation	$10 million to $15 million
Transfer costs (2)	$30 million to $35 million

$425 million to $450 million

(1)	Consists primarily of consulting fees and contractual cancellations.
(2)	Consists primarily of costs to transfer product lines from one facility to another, including costs of transfer teams, freight and product line validations.

During 2008, we recorded $78 million of restructuring charges.  In addition, we recorded $55 million of expenses within other lines of our consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Asset Write-offs	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$34		$10			$34	$78

Restructuring-related expenses:
Cost of products sold		$9		$4	$4		17
Selling, general and administrative expenses		27		4			31
Research and development expenses		7					7
		43		8	4		55
	$34	$43	$10	$8	$4	$34	$133

During 2007, we recorded $176 million of restructuring charges, and $8 million of restructuring-related expenses within other lines of our consolidated statements of operations. The following presents these costs by major type and line item within our consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Asset Write-offs	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$158		$8			$10	$176

Restructuring-related expenses:
Cost of products sold		$1		$1			2
Selling, general and administrative expenses		2		$2			4
Research and development expenses		2					2
		5		3			8
	$158	$5	$8	$3		$10	$184

The termination benefits recorded during 2008 and 2007 represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits in 2009 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  The other restructuring costs, which, in 2008 and 2007, represented primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146.

We have incurred cumulative restructuring and restructuring-related costs of $317 million since we committed to the plan in October 2007. The following presents these costs by major type (in millions):

Termination benefits	$192
Retention incentives	48
Fixed asset write-offs	18
Accelerated depreciation	11
Transfer costs	4
Other	44
$317

In 2008, we made cash payments of approximately $185 million associated with our restructuring initiatives, which related to termination benefits and retention incentives paid and other restructuring charges.  We have made cumulative cash payments of approximately $230 million since we committed to our restructuring initiatives in October 2007. These payments were made using cash generated from our operations.  We expect to record the remaining costs associated with these restructuring initiatives through 2009 and make the remaining cash payments throughout 2009 and 2010 using cash generated from operations.

Costs associated with restructuring and restructuring-related activities are excluded from the determination of segment income, as they do not reflect expected on-going future operating expenses and are not considered by management when assessing operating performance.

The following is a rollforward of the liability associated with our restructuring initiatives since the inception of the plan in the fourth quarter of 2007, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets.

(in millions)	Termination Benefits	Other	Total
Charges	$158	$10	$168
Cash payments	(23)	(8)	(31)
Balance at December 31, 2007	135	2	137
Charges	34	34	68
Cash payments	(128)	(35)	(163)
Balance at December 31, 2008	$41	$1	$42

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $81 million associated with retention incentives, product transfer costs, asset write-offs and accelerated depreciation; and have made cumulative cash payments of $32 million associated with retention incentives and $4 million associated with product transfer costs.

Plant Network Optimization

On January 27, 2009, our Board of Directors approved, and we committed to, a plant network optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines from one facility to another and by closing certain facilities. The plan is a complement to our previously announced expense and head count reduction plan, and is intended to improve overall gross profit margins. Activities under the plan will be initiated in 2009 and are expected to be substantially completed by the end of 2011.

We estimate that the plan will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $120 million to $130 million of these charges will result in future cash outlays.  The following provides a summary of our estimates of costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$45 million to $50 million

Restructuring-related expenses:
Accelerated depreciation	$15 million to $20 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines from one facility to another, including costs of transfer teams, freight and product line validations.

The estimated restructuring charges relate primarily to termination benefits to be recorded pursuant to FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The accelerated depreciation will be recorded through cost of products sold over the new remaining useful life of the related assets and the production line transfer costs will be recorded through cost of products sold as incurred.

Note I—Borrowings and Credit Arrangements

We had total debt of $6.745 billion at December 31, 2008 at an average interest rate of 5.65 percent, as compared to total debt of $8.189 billion at December 31, 2007 at an average interest rate of 6.36 percent. Our borrowings consist of the following:

	As of December 31,
(in millions)	2008	2007

Current debt obligations
Credit and security facility		$250
Other	$2	6
	2	256

Long-term debt obligations
Term loan	2,825	4,000
Abbott loan	900	900
Senior notes	3,050	3,050
Fair value adjustment (1)	(8)	(9)
Discounts	(30)	(42)
Capital leases		28
Other	6	6
	6,743	7,933

	$6,745	$8,189

(1)
Represents unamortized losses related to interest rate swaps used to hedge the fair value of certain of our senior notes. See Note C - Fair Value Measurements for further discussion regarding the accounting treatment of our interest rate swaps.

In April 2006, to finance the cash portion of our acquisition of Guidant, we borrowed $6.6 billion, consisting of a $5.0 billion five-year term loan and a $700 million 364-day interim credit facility loan from a syndicate of commercial and investment banks, as well as a $900 million subordinated loan from Abbott. In addition, we terminated our existing revolving credit facilities and established a new $2.0 billion revolving credit facility. In May 2006, we repaid and terminated the $700 million 364-day interim credit facility loan and terminated the credit facility. Additionally, in June 2006, under our shelf registration previously filed with the SEC, we issued $1.2 billion of publicly registered senior notes. Refer to the Senior Notes section below for the terms of this issuance.

As of December 31, 2008, the debt maturity schedule for our term loan, as well as scheduled maturities of the other significant components of our debt obligations, is as follows:

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Term loan		$825	$2,000				$2,825
Abbott loan			900				900
Senior notes			850			$2,200	3,050
	$	$825	$3,750	$	$	$2,200	$6,775

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to interest rate swaps used to hedge the fair value of certain of our senior notes.

Term Loan and Revolving Credit Facility

In April 2006, we established our $2.0 billion, five-year revolving credit facility. Use of the borrowings is unrestricted and the borrowings are unsecured. In October of 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note L – Commitments and Contingencies, reducing the credit availability under the revolving facility. There were no amounts borrowed under this facility as of December 31, 2008 and 2007.

We are permitted to prepay the term loan prior to maturity with no penalty or premium. During 2007, we prepaid $1.0 billion of our five-year term loan, using $750 million of cash on hand and $250 million in borrowings against our credit facility secured by our U.S. trade receivables (refer to Other Credit Facilities section for more information on this facility). During 2008, we made prepayments of $1.175 billion. These additional prepayments satisfied the remaining $300 million of our term loan due in 2009 and $875 million of our term loan due in 2010.

In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants.  The amendment provides for an exclusion from the calculation of consolidated EBITDA, as defined by the amended agreement, through the credit agreement maturity in April 2011, of up to $346 million in restructuring charges to support our plant network optimization and other expense reduction initiatives; an exclusion for any litigation-related charges and credits until such items are paid or received; and an exclusion of up to $1.137 billion of any cash payments for litigation settlements or damage awards (net of any litigation payments received), and all cash payments (net of cash receipts) related to amounts that were recorded in the financial statements before January 1, 2009.  At the same time, we prepaid $500 million of our term loan and reduced our revolving credit facility by $250 million.  As a result, our next debt maturity of $325 million is due in April 2010. In addition, the agreement provides for an increase in interest rates on our term loan borrowings from LIBOR plus 1.00 percent to LIBOR plus 1.75 percent at current credit ratings. Further, the interest rate on unused facilities increases from 0.175 percent to 0.500 percent.

Abbott Loan

The $900 million loan from Abbott bears interest at a fixed 4.0 percent rate, payable semi-annually. The loan is subordinated to our senior, unsecured, subsidiary indebtedness. We are permitted to prepay the Abbott loan prior to maturity with no penalty or premium. We determined that an appropriate fair market interest rate on the loan from Abbott was 5.25 percent per annum. We recorded the loan at a discount of approximately $50 million at the inception of the loan and are recording interest at an imputed rate of 5.25 percent over the term of the loan. The remaining discount as of December 31, 2008 is $24 million.

Other Credit Facilities

We maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were $250 million in borrowings outstanding under this facility at December 31, 2007. During 2008, we repaid those amounts outstanding and extended the maturity of this facility to August 2009. There were no amounts outstanding under this facility at December 31, 2008.

Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $205 million at December 31, 2008). During 2008, we increased available borrowings under this facility from 15 billion Japanese yen (translated to $133 million at December 31, 2007). We discounted $190 million of notes receivable as of December 31, 2008 at an average interest rate of 1.13 percent and $109 million of notes receivable as of December 31, 2007 at an average interest rate of 1.15 percent. Discounted notes receivable are excluded from accounts receivable in the accompanying consolidated balance sheets.

At December 31, 2008, we had outstanding letters of credit of approximately $819 million, as compared to approximately $110 million at December 31, 2007, which consisted primarily of bank guarantees and collateral for workers’ compensation programs. The increase is due primarily to a $702 million letter of credit entered into in 2008 in conjunction with the Johnson & Johnson patent infringement case. We have accrued amounts associated with this case in our accompanying consolidated balance sheets. As of December 31, 2008, none of the beneficiaries had drawn upon the letters of credit or guarantees. Accordingly, we have not recognized a related liability in our consolidated balance sheets as of December 31, 2008 or 2007.  We believe we have sufficient cash on hand and intend to fund these payments without drawing on the letters of credit.

Senior Notes

We had senior notes of $3.050 billion outstanding at December 31, 2008 and 2007. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries, including our term loan and the Abbott loan.  Our senior notes consist of the following:

	Amount (in millions)	Issuance Date	Maturity Date	Semi-annual Coupon Rate

January 2011 Notes	$ 250	November 2004	January 2011	4.250%
June 2011 Notes	600	June 2006	June 2011	6.000%
June 2014 Notes	600	June 2004	June 2014	5.450%
November 2015 Notes	400	November 2005	November 2015	5.500%
June 2016 Notes	600	June 2006	June 2016	6.400%
January 2017 Notes	250	November 2004	January 2017	5.125%
November 2035 Notes	350	November 2005	November 2035	6.250%
	$ 3,050

In April 2006, we increased the interest rate payable on our November 2015 Notes and November 2035 Notes by 0.75 percent to 6.25 percent and 7.0 percent, respectively, in connection with credit ratings changes as a result of our acquisition of Guidant. Rating changes throughout 2007 and 2008 had no additional impact on the interest rates associated with our senior notes. At December 31, 2008, our credit ratings from Standard & Poor’s Rating Services (S&P) and Fitch Ratings were BB+, and our credit rating from Moody’s Investor Service was Ba1. These ratings are below investment grade and the ratings outlook by S&P and Moody’s is currently negative. During 2008, Fitch increased our rating from negative outlook to stable. Credit rating changes may impact our borrowing cost, but do not require the repayment of borrowings. These credit rating changes have not materially increased the cost of our existing borrowings.  Subsequent rating improvements may result in a decrease in the adjusted interest rate to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2015 and November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.

Debt Covenants

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, including a ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters of less than or equal to 4.5 to 1.0 through December 31, 2008. The maximum permitted ratio of total debt to EBITDA steps-down to 4.0 to 1.0 on March 31, 2009 and to 3.5 to 1.0 on September 30, 2009. The agreement also requires that we maintain a ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters of greater than or equal to 3.0 to 1.0. As of December 31, 2008, we were in compliance with the required covenants. Our ratio of total debt to EBITDA was approximately 2.7 to 1.0 and our ratio of EBITDA to interest expense was approximately 5.4 to 1.0 as of December 31, 2008. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.

Note J—Leases

Rent expense amounted to $92 million in 2008, $72 million in 2007, and $80 million in 2006.

Our obligations under noncancelable capital leases were not material as of December 31, 2008. Future minimum rental commitments at December 31, 2008 under other noncancelable lease agreements are as follows (in millions):

2009	$64
2010	56
2011	45
2012	35
2013	26
Thereafter	57
$283

Note K – Income Taxes

Our (loss) income before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2008	2007	2006
Domestic	$(3,018)	$(1,294)	$(4,535)
Foreign	987	725	1,000
	$(2,031)	$(569)	$(3,535)

The related provision for income taxes consists of the following:

	Year Ended December 31,
(in millions)	2008	2007	2006
Current
Federal	$110	$99	$375
State	27	46	53
Foreign	189	167	34
	326	312	462
Deferred
Federal	(279)	(345)	(421)
State	(20)	(20)	(24)
Foreign	(22)	(21)	25
	(321)	(386)	(420)
	$5	$(74)	$42

The reconciliation of income taxes at the federal statutory rate to the actual provision (benefit) for income taxes is as follows:

	2008		2007		2006
U.S. federal statutory income tax rate	(35.0	) %	(35.0	) %	(35.0	) %
State income taxes, net of federal benefit	0.4%		4.0%		0.5%
Effect of foreign taxes	(5.9	) %	(41.9	) %	(6.1	) %
Non-deductible acquisition expenses	0.5%		5.4%		40.8%
Research credit	(0.5	) %	(2.4	) %	(0.6	) %
Valuation allowance	2.9%		19.6%		2.2%
Divestitures	(9.9	) %	33.2%
Intangible asset impairments	46.5%
Section 199			(2.2	) %	(0.5	) %
Tax liability release on unremitted earnings					(3.8	) %
Sale of intangible assets					3.3%
Other, net	1.2%		6.3%		0.4%
	0.2%		(13.0	) %	1.2%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31,
(in millions)	2008	2007
Deferred tax assets
Inventory costs, intercompany profit and related reserves	$297	$250
Tax benefit of net operating loss, capital loss and tax credits	294	267
Reserves and accruals	392	573
Restructuring- and acquisition-related charges, including purchased research and development	115	112
Litigation and product liability reserves	188	82
Unrealized losses on derivative financial instruments	15	34
Investment writedown	59	107
Stock-based compensation	86	84
Federal benefit of uncertain tax positions	117	114
Other	34	17
	1,597	1,640
Less: valuation allowance on deferred tax assets	252	193
	1,345	1,447

Deferred tax liabilities
Property, plant and equipment	52	51
Intangible assets	2,617	2,967
Litigation settlement	25	24
Unrealized gains on available-for-sale securities		10
Other	2
	2,696	3,052
	$(1,351)	$(1,605)

At December 31, 2008, we had U.S. tax net operating loss, capital loss and tax credit carryforwards, the tax effect of which was $45 million, as compared to $79 million at December 31, 2007. In addition, we had foreign tax net operating loss carryforwards, the tax effect of which was $249 million at December 31, 2008, as compared to $188 million at December 31, 2007. These carryforwards will expire periodically beginning in 2009. We established a valuation allowance of $252 million against these carryforwards as of December 31, 2008 and $193 million as of December 31, 2007, due to our determination, after consideration of all positive and negative evidence, that it is more likely than not a portion of the carryforwards will not be realized. The increase in the valuation allowance at December 31, 2008 as compared to December 31, 2007 is attributable primarily to foreign net operating losses generated during the year.

The income tax impact of the unrealized gain or loss component of other comprehensive income was a provision of less than $1 million in 2008, a benefit of $53 million in 2007, and a benefit of $27 million in 2006.

We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $9.327 billion at December 31, 2008 and $7.804 billion at December 31, 2007.

Effective January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. At December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate. At December 31, 2007, we had $1.180 billion of gross unrecognized tax benefits, $415 million of which, if recognized, would affect our effective tax rate. The gross unrecognized tax benefits decreased at December 31, 2008, as compared to December 31, 2007, due principally to the resolution of federal, state and foreign examinations for both Boston Scientific and Guidant for the years 1998 through 2005, as discussed below. The unrecognized tax benefits which, if recognized, would impact our effective rate increased at December 31, 2008, as compared to December 31, 2007 due to the adoption of FASB Statement No. 141(R), Business Combinations, as of January 1, 2009, which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	2008	2007
Balance as of January 1	$1,180	$1,155
Additions based on positions related to the current year	128	80
Additions for tax positions of prior years	48	60
Reductions for tax positions of prior years	(161)	(47)
Settlements with Taxing Authorities	(82)	(61)
Statute of limitation expirations	(6)	(7)
Balance as of December 31	$1,107	$1,180

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000.  Substantially all material state, local, and foreign income tax matters have been concluded for all years though 2001.

During 2008, we resolved certain matters in federal, state, and foreign jurisdictions for Guidant and Boston Scientific for the years 1998 to 2005.  We settled multiple federal issues at the IRS examination and Appellate levels, including issues related to Guidant’s acquisition of Intermedics, Inc., and various litigation settlements. We also received favorable foreign court decisions and a favorable outcome related to our foreign research credit claims.  As a result of these audit activities, we decreased our reserve for uncertain tax positions, excluding tax payments, by $156 million, inclusive of $37 million of interest and penalties during 2008. During 2007, we settled several audits, obtained an Advance Pricing Agreement between the U.S. and Japan, and received a favorable appellate court decision on a previously outstanding Japan matter with respect to the 1995 to 1998 tax periods.  As a result of settlement of these matters, we decreased our reserve for uncertain tax positions, excluding tax payments, by $31 million, inclusive of $29 million of interest and penalties.

During 2008, we received the Revenue Agent’s Report for Guidant’s federal examination covering years 2001 through 2003, which contained significant proposed adjustments related primarily to the allocation of income between our U.S. and foreign affiliates.  We disagree with the proposed adjustment and we intend to contest this matter through applicable IRS and judicial procedures, as appropriate.  Although the final resolution of the proposed adjustments is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $176 million.

Our historical practice was and continues to be to recognize interest and penalties related to income tax matters in income tax expense (benefit).  We had $268 million accrued for gross interest and penalties at December 31, 2008 and $264 million at December 31, 2007.  The increase in gross interest and penalties was a result of $43 million recognized in our consolidated statements of operations, partially offset by a $39 million reduction, due primarily to payments. The total amount of interest and penalties recognized in our consolidated statements of operations in 2007 was $76 million.

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

In particular, we are engaged in significant patent litigation with Johnson & Johnson relating to stent systems, balloon catheters and stent delivery systems.  We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us.  Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.

In the normal course of business, product liability and securities claims are asserted against us. In addition, requests for information from governmental entities have increased in recent years which may evolve into legal proceedings. Product liability and securities claims may be asserted against us and requests for information may be received in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, requests for information and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations or liquidity.

Our accrual for legal matters that are probable and estimable was $1.089 billion at December 31, 2008 and $994 million at December 31, 2007, and includes estimated costs of settlement, damages and defense.  The increase in our accrual is due primarily to a pre-tax charge of $334 million resulting from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson, which we recorded during the third quarter of 2008. Partially offsetting this increase was a reduction of $187 million as result of payments made during the fourth quarter of 2008 related to the Guidant multi-district litigation (MDL) settlement. In the first quarter of 2009, we made an additional MDL payment of approximately $13 million, and anticipate making the remaining payments of $20 million during the first half of 2009. These amounts were both accrued as of December 31, 2008. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See Note A - Significant Accounting Policies for further discussion on our policy for accounting for legal, product liability and security claims.

In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our accrual as of December 31, 2008 or otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A jury trial on both actions found that the NIR® stent infringed one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis.  On May 16, 2002, the Court set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of the Cordis patent was valid and infringed. Our appeals of the infringement decision were denied. On September 30, 2008, the District Court entered final judgment against us and awarded Cordis $702 million in damages and interest. On October 10, 2008, we appealed the damage award. As a result of the Court’s ruling, we increased our accrual for litigation-related matters by $334 million in the third quarter of 2008. This accrual is in addition to $368 million of previously established accruals related to this matter.

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. The Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid and on October 8, 2008, the Dutch Court found the patent valid.

On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against us alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On April 30, 2008, the Court found that the NIR® stent did not infringe one patent of Johnson & Johnson and that the other Johnson & Johnson patent was invalid. On May 30, 2008, Cordis filed an appeal.

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. On October 31, 2007, a jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. A hearing on prospective relief was held on October 3, 2008, and an evidentiary hearing on February 2, 2009.

On March 26, 2002, we and our wholly owned subsidiary, Target Therapeutics, Inc., filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. Summary judgment motions with respect to one of the patents were filed by both parties and on March 21, 2008, the Court found infringement. Also, on January 18, 2008, the Court granted our motion for summary judgment that Cordis infringes a second patent in the suit. Based on this order, we have filed a motion for summary judgment of infringement of the third patent in the suit, as well as a request to add infringement of certain additional claims of the second patent. On August 15, 2008, the Court granted our motion for summary judgment relating to infringement. Trial on validity and damages is scheduled to begin on March 4, 2009.

On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express2® coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We answered the complaint, denying the allegations and filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express2®, Express2®, Express® Biliary, and Liberté® stents infringe a Johnson & Johnson patent and that the Liberté® stent infringes a second Johnson & Johnson patent. The jury only determined liability; monetary damages would be determined at a later trial. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our patent. Both parties appealed and a hearing was held on December 2, 2008.

On March 13, 2003, Boston Scientific Scimed and we filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher® drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis answered the complaint, denying the allegations, and filed a counterclaim against us alleging that the patent is not valid and is unenforceable. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher® drug-eluting stent infringes the original patent and upheld the validity of the patent. The jury determined liability only; any monetary damages would be determined at a later trial. On January 15, 2009, the U.S. Court of Appeals reversed the lower Court’s decision and found the patent invalid. On February 12, 2009, we filed a request for a rehearing and a rehearing en banc with the U.S. Court of Appeals.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. On September 12, 2008, the District Court issued a decision and ruled that a technical expert be appointed. On December 1, 2008, we filed a partial appeal of the decision in the Brussels Court of Appeals. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for December 1, 2009. In

January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We then filed a counterclaim infringement action in Italy and an infringement action in Germany. On February 10, 2009, the District Court of Dusseldorf issued an oral decision dismissing the German infringement action.

On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent. An appeal decision was received on March 15, 2007, finding the patent valid but not infringed. We appealed the finding and a decision on our appeal is expected during the second quarter of 2009.

On September 27, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on September 21, 2007, in Mannheim, Germany, and a decision has not yet been rendered.

On November 29, 2007, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® and Cypher® Select drug-eluting stents infringe one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. On October 17, 2008, the Court ruled that a technical expert be appointed to evaluate infringement. A hearing has been scheduled for April 17, 2009.

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. On August 29, 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On February 20, 2009, Johnson & Johnson filed a motion to amend its complaint to reinstate its tortious interference claims against us and Abbott. We have not yet responded to the motion. A trial date has not yet been scheduled.

On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of a U.S. patent owned by them and of non-infringement of the patent by our PROMUS® coronary stent system. On February 21, 2008, Cordis answered the complaints, denying the allegations, and filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. Trials on all four suits are scheduled to begin on February 8, 2010.

On January 15, 2008, Johnson & Johnson Inc. filed a suit for patent infringement against us alleging that the sale of the Express®, Express2® and TAXUS® Express2® stent delivery systems infringe two Canadian patents owned by Johnson & Johnson. Suit was filed in The Federal Court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On January 7, 2009, we answered the complaint denying the allegations.

On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that our PROMUS® coronary stent system, upon launch in the United States, will infringe three U.S. patents owned by Wyeth and licensed to Cordis. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. On May 23, 2008, we answered denying allegations of the complaint and asserting a counterclaim of invalidity. A trial has not yet been scheduled.

On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, will infringe a U.S. patent owned by them. The suit was filed in the United States District Court of Delaware seeking monetary and injunctive relief. A preliminary injunction hearing is scheduled for March 23, 2009.

Litigation with Medtronic, Inc.

On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the District Court for Delaware against us, Guidant Corporation (Guidant), and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. On November 21, 2008, Medtronic filed an amended complaint adding unenforceability of the patents. We answered the complaint on December 1, 2008.

Litigation with St. Jude Medical, Inc.

Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the District Court in Indianapolis. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. St. Jude and we have filed requests for rehearing with the Court of Appeals.

Litigation with Medinol Ltd.

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. On December 14, 2006, an appellate decision was rendered upholding the trial court ruling. We appealed the Court’s decision on March 14, 2007. We expect a decision on our appeal during the second quarter of 2009.

On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our PROMUS® coronary stent system infringes five U.S. patents, three European patents and two German patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. On June 29, 2008, the parties agreed that we can sell PROMUS® stent systems in the United States supplied to us by Abbott. A hearing on the European and German patents is scheduled to begin May 11, 2009.

On December 12, 2008, we submitted a request for arbitration against Medinol with the American Arbitration Association in New York. We are asking the Arbitration panel to enforce a contract between Medinol and us to have Medinol contribute to the final damage award owed to Johnson & Johnson for damages related to the sales of the NIR stent supplied to us by Medinol.

Other Stent System Patent Litigation

On April 4, 2005, Angiotech and we filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted patents were infringed and valid, and provided for injunctive and monetary relief. On January 27, 2009, the Court of Appeals affirmed that the patent was valid and infringed by Sahajanand.

On November 26, 2005, Angiotech and we filed suit against Occam International, BV in The Hague, The Netherlands seeking a preliminary injunction against Occam’s drug-eluting stent products based on infringement of patents owned by Angiotech and licensed to us. On January 27, 2006, the Court denied our request for a preliminary injunction. Angiotech and we have appealed the Court’s decision, and the parties agreed to pursue normal infringement proceedings against Occam in The Netherlands.

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

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express® coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 11, 2008, the jury found that our TAXUS® Express® and TAXUS® Liberté® stent products infringe Dr. Saffran’s patent and that the patent is valid. No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. On August 5, 2008, we filed an appeal with the U.S. Court of Appeals for the Federal Circuit in Washington, D.C. A hearing is set for March 2, 2009. On February 21, 2008, Dr. Saffran filed a new complaint alleging willful infringement by the continued sale of the TAXUS® stent products and on March 12, 2008, we answered denying the allegations.

On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS® Express® coronary stent system infringes a patent owned by them. The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the Eastern District Court of Texas and seeks monetary and injunctive relief. Wall Cardiovascular Technologies later amended its complaint to add Medtronic, Inc. to the suit with respect to Medtronic’s drug-eluting stent system. A Markman hearing has been scheduled for November 3, 2010. Trial is scheduled to begin on April 4, 2011.

On August 6, 2008, Boston Scientific Scimed and we filed suit against Wall Cardiovascular Technologies, in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity and unenforceability due to inequitable conduct and prosecution history laches of a U.S. patent owned by them, and of non-infringement of the patent by our PROMUS® coronary stent system. On October 9, 2008, Wall filed a motion to dismiss. On January 2, 2009, we filed an amended complaint to include noninfringement of the patent by our TAXUS® Liberté® stent delivery system and to add Cardio Holdings LLC as a defendant.

Other Patent Litigation

On August 7, 2008, Thermal Scalpel LLC filed suit against us and numerous other medical device companies alleging infringement of a patent related to an electrically heated surgical cutting instrument exclusively licensed to them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and other further relief. A trial has been scheduled for March 2011.

CRM Litigation

Approximately 76 product liability class action lawsuits and more than 2,250 individual lawsuits involving approximately 5,554 individual plaintiffs are pending in various state and federal jurisdictions against

Guidant alleging personal injuries associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 244 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but are suing for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering up to 8,550 patient claims, including all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. We have made payments of approximately $220 million related to the MDL settlement and, if certain agreed-upon requirements are met, may make substantially all of the remaining $20 million payment during the first half of 2009.

We are aware of more than 18 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions. On April 10, 2008, the Court certified a class of all persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. The second of these putative class actions encompasses all persons in whom pacemakers were implanted in Canada. A hearing on whether the pacemaker putative class action concluded on February 12, 2009.

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

Guidant or its affiliates are defendants in two separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s product communications.  The TPP actions are pending in state court in Minnesota, and are part of the coordinated state court proceeding ordered by the Minnesota Supreme Court. The plaintiffs in one of these cases are a number of Blue Cross & Blue Shield plans, while the plaintiffs in the other case are a national health insurer and its affiliates. A hearing was held on June 18, 2007, and a decision has not yet been rendered.

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

Securities Related Litigation

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, on behalf of themselves and all others similarly situated, each filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 16, 2008, the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall related claims and remanded the matter for further proceedings. On November 6, 2008, plaintiff filed a motion for class certification and on February 25, 2009, the Court certified the class. A trial has not yet been scheduled.

On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) Plan) and GESOP alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and Department of Labor Regulations. Other similar actions were filed in early 2006. On April 3, 2006, the Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA (the “Consolidated ERISA Complaint”). The Consolidated ERISA Complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants because they knew or should have known that the value of the Company’s stock was artificially inflated and was not a prudent investment for the 401(k) Plan. The Consolidated ERISA Complaint seeks equitable and monetary relief. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. On November 3, 2008, the Court denied Plaintiffs’ motion to certify a class, denied Hochstadt’s motion to intervene, and dismissed the action. On December 2, 2008, plaintiffs filed a notice of appeal.

On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006. This new complaint repeats the allegations of the August 23, 2006, Consolidated ERISA Complaint. On February 24, 2009, we responded to the complaint.

In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under ERISA. Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. In September 2007, we filed a motion to dismiss the complaint for failure to state a claim. In June 2008, the District Court dismissed the complaint in part, but ruled that certain of the plaintiffs’ claims may go forward to discovery. On October 29, 2008, the Magistrate Judge ruled that discovery should be limited, in the first instance, to alleged damages-related issues.

On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005, in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. Lead plaintiffs filed a consolidated amended complaint. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On May 21, 2008, the District Court denied plaintiffs motion to amend the judgment. On June 6, 2008, plaintiffs appealed the judgment to the United States Court of Appeals for the Seventh Circuit. On January 16, 2009, the appeal was argued before a panel of the Court.

Governmental Proceedings – BSC

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

On June 27, 2008, the Republic of Iraq filed a complaint against us and ninety-two other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint alleges RICO violations, conspiracy to commit fraud and the making of false statements and improper payments, and seeks monetary and punitive damages. We intend to vigorously defend against its allegations.

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

On November 13, 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information related to hedges and forward contracts primarily concerning our executive officers and directors. We are cooperating with the request.

Governmental Proceedings – Guidant

On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the New York’s Consumer Protection Law. In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its PRIZM 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of the law. The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a PRIZM 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. This case is currently pending in the MDL in the United States District Court for the District of Minnesota.

In October 2005, Guidant received administrative subpoenas from the U.S. Department of Justice U.S. Attorney’s offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the U.S. Attorney’s office in Boston requests documents concerning marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products. The subpoena from the U.S. Attorney’s office in Minneapolis requests documents relating to Guidant’s VENTAK PRIZM® 2 and CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the requests.

On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS (“Guidant France”) had agreed with the four other main suppliers of implantable cardiac defibrillators (“ICDs”) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. The French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On January 14, 2009, Guidant filed its rejoinder with the Paris Court of Appeals. A trial was held on February 17, 2009, and a decision is expected on April 8, 2009.

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

On October 24, 2008, we received a letter from the U.S. Department of Justice (“DOJ”) informing us of an investigation relating to surgical cardiac ablation system devices to treat atrial fibrillation. We are cooperating with the investigation.

On November 7, 2008, Guidant/Boston Scientific received a request from the Department of Defense, Defense Criminal Investigative Service and the Department of the Army, Criminal Investigation Command seeking information concerning sales and marketing interactions with physicians at Madigan Army Medical Center in Tacoma, Washington. We are cooperating with the request.

Other Proceedings

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law.  On October 5, 2007, Dr. Bonzel filed a complaint against us in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On May 16, 2008, we answered denying the allegations in the complaint. A hearing has been scheduled for May 8, 2009.

As of June 2003, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. Subsequently, Guidant was notified of additional claims and served with additional complaints relating to the ANCURE System. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Recently, Guidant resolved 8 filed lawsuits pending in the United States District Court for the District of Minnesota, subject to final dismissal. Guidant also has four cases pending in State Court in California. These cases have been dismissed on summary judgment and are pending appeal. Additionally, Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. It is uncertain how many of these claims will actually be pursued against Guidant.

Although insurance may reduce Guidant’s exposure with respect to ANCURE System claims, one of Guidant’s carriers, Allianz Insurance Company (Allianz), filed suit in the Circuit Court, State of Illinois, County of DuPage, seeking to rescind or otherwise deny coverage and alleging fraud. Additional carriers have intervened in the case and Guidant affiliates, including EVT, are also named as defendants. Guidant and its affiliates also initiated suit against certain of their insurers, including Allianz, in the Superior Court, State of Indiana, County of Marion, in order to preserve Guidant’s rights to coverage. On July 11, 2007, the Illinois court entered a final partial summary judgment ruling in favor of Allianz. Following appeals, both lawsuits are pending in the trial courts.

FDA Warning Letters

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. The FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. Between September and December 2008, the FDA approved all of our requests for final approval of Class III submissions previously on hold due to the corporate warning letter and has approved all eligible requests for Certificates to Foreign Governments (CFGs). The corporate warning letter remains in place pending final remediation of certain Medical Device Report (MDR) filing issues, which we are actively working with the FDA to resolve.

Matters Concluded Since January 1, 2008

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

On February 20, 2006, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our Liberté® coronary stent system infringes two U.S. patents and one European patent owned by Medinol. On May 2, 2008, the World Intellectual Property Organization panel held that the Medinol patents were valid but not infringed by our Liberté® and TAXUS® Liberté® stent systems. On June 6, 2008, the parties agreed not to appeal the decision.

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

Shareholder derivative suits relating to the ANCURE System were pending in the Southern District of Indiana and in the Superior Court of the State of Indiana, County of Marion. The suits, purportedly filed on behalf of Guidant, initially alleged that Guidant’s directors breached their fiduciary duties by taking improper steps or failing to take steps to prevent the ANCURE and EVT related matters described above. The complaints sought damages and other equitable relief. On March 9, 2007, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice for lack of standing in one of the pending state derivative actions. On March 27, 2008, the District Court granted the motion to dismiss the federal action and entered judgment in favor of all defendants. On July 11, 2008, the Superior Court granted the parties’ joint motion to dismiss the complaint with prejudice in the final state derivative action.

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

On December 30, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® drug-eluting stent infringes one of our German utility models. The suit was filed in Dusseldorf, Germany seeking monetary and injunctive relief. On August 26, 2008, we withdrew the suit.

On May 8, 2008, certain shareholders of CryoCor filed a lawsuit in the Superior Court of the State of California, County of San Diego, against CryoCor, its directors and us. The lawsuit alleged that the directors of CryoCor breached their fiduciary duties to their shareholders by approving the sale of the company to us and that we aided and abetted in the breach of fiduciary duties. On September 19, 2008, the suit was dismissed by the Court. Plaintiffs have agreed not to appeal the decision and we have agreed not to seek to recover costs.

On January 15, 2008, CryoCor, Inc. (acquired by Boston Scientific Scimed on May 28, 2008) (“CryoCor”) and AMS Research Corporation (“AMS”) filed a statement of claim in Canada alleging that cryoablation catheters and cryoconsole of CryoCath Technologies, Inc. (“CryoCath”) infringe certain Canadian patents licensed by CryoCor. The suit seeks injunctive relief and monetary damages. On September 23, 2008, the parties signed a settlement agreement and on September 25, 2008, the suit was dismissed.

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

On October 15, 2007, CryoCath filed suit for patent infringement against CryoCor alleging that cryoconsoles and cryoablation catheters sold by CryoCor infringe certain of CryoCath’s patents. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary damages and injunctive relief. On September 23, 2008, the parties signed a settlement agreement and on September 25, 2008, the suit was dismissed. Two of the patents asserted by CryoCath are also involved in interference proceedings provoked by CryoCor. The interferences are on-going at the U.S. Patent and Trademark Office.

On July 2, 2008, Cardio Access LLC filed suit against us alleging infringement of a patent related to an intra-aortic balloon access cannula owned by them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On November 4, 2008, the case was dismissed.

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

In April 2006, sixty-one former employees sued Guidant in the U.S. District Court for the District of Minnesota, alleging that Guidant discriminated against the former employees on the basis of their age when it terminated their employment in the fall of 2004 as part of a reduction in force. On December 17, 2008, a final settlement agreement was executed by the parties and on December 23, 2008, the Court ordered the case dismissed with prejudice.

In 2005, the Securities and Exchange Commission began a formal inquiry into issues related to certain of Guidant’s product disclosures and trading in Guidant stock. Guidant has cooperated with the inquiry. Since 2006, we have not received additional requests for information on this matter.

On October 23, 2008, we received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance, requesting certain information regarding payments made to certain psychiatrists, including those who may serve as leaders of professional societies or those who may serve as authorities for developing and modifying the diagnostic criteria for mental illness. We have cooperated with this request.

On February 28, 2007, we received a letter from the Congressional Committee on Oversight and Government Reform requesting information relating to our TAXUS® stent systems. The Committee’s request expressly related to concerns about the safety and off-label use of drug-eluting stents raised by a December 2006 FDA panel. We provided documents in response to the Committee’s request and there has been no further action from the Committee.

On March 1, 2006, Medtronic Vascular, Inc. filed suit against Boston Scientific Scimed and us, alleging that our balloon products infringe four U.S. patents owned by Medtronic Vascular. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On May 27, 2008, the Court found one of the patents not infringed. On the same date, the jury found the other three patents valid and infringed, awarding Medtronic $250 million in damages. On July 11, 2008, the Court granted our motion that certain accused products did not infringe one of the patents and ordered the parties to submit a new damage calculation. On July 21, 2008, Medtronic and we agreed that the Court’s ruling reduced the damages by approximately $64 million. On August 29, 2008, the Court found two Medtronic patents unenforceable for inequitable conduct and set new damages at $19 million. On January 23, 2009, the parties executed a settlement and stand-still agreement settling the action.

On August 12, 2008, we filed suit for patent infringement against Medtronic, Inc. and certain of its subsidiaries alleging that the sale of certain balloon catheters and stent delivery systems infringe four U.S. patents owned by us. The complaint was filed in the United States District Court for the Northern District of California seeking monetary and injunctive relief. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed on January 29, 2009.

On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we are seeking a declaratory judgment of patent invalidity and of non-infringement by our PROMUS® coronary stent system relating to two U.S. patents owned by Medtronic. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed on January 30, 2009.

On August 12, 2008, we and Endovascular Technologies, Inc. filed suit for patent infringement against Medtronic, Inc. and certain of its subsidiaries alleging that the sale of Medtronic’s AAA products infringe ten U.S. patents owned by the us. The complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, seeking monetary and injunctive relief. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed on February 2, 2009.

On August 13, 2008, Medtronic, Inc. and certain of its subsidiaries filed suit for patent infringement against us, Boston Scientific Scimed, Inc., Abbott and certain of Abbott’s subsidiaries alleging infringement of one U.S. patent owned by them. The complaint was filed in the United States District Court for the Eastern District of Texas, Marshall Division, seeking monetary and injunctive relief. On September 2, 2008, Medtronic filed an amended complaint adding a second patent to the suit. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed on February 2, 2009.

On April 4, 2007, SciCo Tec GmbH filed suit against us alleging certain of our balloon catheters infringe a U.S. patent owned by SciCo Tec GmbH. The suit was filed in the U. S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On May 10, 2007, SciCo Tec filed an amended complaint alleging certain additional balloon catheters and stent delivery systems infringe the same patent. On May 29, 2007, we responded to the amended complaint and filed a counterclaim seeking declaratory judgment of invalidity and non-infringement with respect to the patent at issue. On February 7, 2009, the parties settled this suit subject to negotiation of a definitive settlement agreement.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Medizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH. The suit was filed in Mannheim, Germany. We answered the complaint, denying the allegations and filed a nullity action against SciCo Tec relating to one of its German patents.  On February 7, 2009, the parties settled this suit subject to negotiation of a definitive settlement agreement.

Litigation-related Charges

We have recorded certain significant litigation-related charges as a separate line item in our accompanying consolidated statements of operations. In 2008, we recorded a charge of $334 million as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson. In 2007, we recorded a charge of $365 million associated with this case.

Note M—Stockholders’ Equity

Preferred Stock

We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. At December 31, 2008 and 2007, we had no shares of preferred stock issued or outstanding.

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

We did not repurchase any shares of our common stock during 2008, 2007 or 2006. Approximately 37 million shares remain under previous share repurchase authorizations. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions and alliances. There were no shares in treasury at December 31, 2008 or 2007.

Note N—Stock Ownership Plans

Employee and Director Stock Incentive Plans

On May 6, 2008, our shareholders approved an amendment and restatement of our 2003 Long-Term Incentive Plan (LTIP), increasing the number of shares of our common stock available for issuance under the plan by 70 million shares. Together with our 2000 LTIP, the plans provide for the issuance of up to 160 million shares of common stock. Shares reserved for future equity awards under our stock incentive plans totaled approximately 82 million at December 31, 2008. Together, the Plans cover officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the plans in recognition of the achievement of long-term performance objectives established by the Committee.

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

The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006 for options and restricted stock awards:

	Year Ended December 31,
(in millions)	2008	2007	2006
Cost of products sold	$21	$19	$15
Selling, general and administrative expenses	88	76	74
Research and development expenses	29	27	24
	138	122	113
Income tax benefit	41	35	32
	$97	$87	$81

Net loss per common share - basic	$0.06	$0.06	$0.06
Net loss per common share - assuming dilution	$0.06	$0.06	$0.06

Stock Options

We generally use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options granted to employees under our stock incentive plans. In conjunction with the Guidant acquisition, we converted certain outstanding Guidant options into approximately 40 million fully vested Boston Scientific options. See Note D - Acquisitions for further details regarding the fair value and valuation assumptions related to those awards. We calculated the fair value for all other options granted during 2008, 2007 and 2006 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2008	2007	2006
Options granted (in thousands)	4,905	1,969	5,438
Weighted-average exercise price	$12.53	$15.55	$21.48
Weighted-average grant-date fair value	$4.44	$6.83	$7.61

Black-Scholes Assumptions
Expected volatility	35%	35%	30%
Expected term (in years, weighted)	5.0	6.3	5.0
Risk-free interest rate	2.77% - 3.77%	4.05% - 4.96%	4.26% - 5.18%

Expected Volatility

For options granted prior to 2006, we used our historical volatility as a basis to estimate expected volatility in our valuation of stock options. Upon adoption of Statement No. 123(R), we changed our method of estimating expected volatility to consider historical volatility and implied volatility.

Expected Term

We estimate the expected term of our options using historical exercise and forfeiture data. We believe that this historical data is the best estimate of the expected term of our new option grants. Approximately 75 percent of stock options granted in 2007 related to a single grant to one member of our executive management team.  We performed a specific analysis for this grant and determined that the grant had an expected term of 6.7 years. We determined that the other grants during 2007 had an expected term of 5.0 years based on historical data.

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

Information related to stock options for 2008, 2007 and 2006 under stock incentive plans is as follows:

	Options (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2006	50,285	$20
Guidant converted options	39,649	13
Granted	5,438	21
Exercised	(10,548)	11
Cancelled/forfeited	(1,793)	25
Outstanding at December 31, 2006	83,031	$18
Granted	1,969	16
Exercised	(7,190)	12
Exchanged for DSUs	(6,599)	33
Cancelled/forfeited	(2,470)	24
Outstanding at December 31, 2007	68,741	$17
Granted	4,905	13
Exercised	(4,546)	8
Cancelled/forfeited	(8,034)	19
Outstanding at December 31, 2008	61,066	$17	3.7	$2

Exercisable at December 31, 2008	48,994	$16	2.7	$2
Expected to vest as of December 31, 2008	55,824	$17	3.3	$2

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

The total intrinsic value of options exercised in 2008 was $19 million, as compared to $28 million in 2007 and $102 million in 2006.

Non-Vested Stock

We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2008, 2007, and 2006, including those issued in connection with our stock option exchange program discussed above, is as follows:

	Non-Vested Stock Award Units (in thousands)	Weighted Average Grant-Date Fair Value

Balance at January 1, 2006	3,834	$30
Granted	6,580	23
Vested(1)	(52)	32
Forfeited	(487)	28
Balance at December 31, 2006	9,875	$26
Option exchange grants	1,115	16
Other grants	9,545	17
Vested (1)	(778)	29
Forfeited	(1,621)	22
Balance at December 31, 2007	18,136	$20
Granted	13,557	12
Vested (1)	(3,856)	21
Forfeited	(3,183)	18
Balance at December 31, 2008	24,654	$16

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of stock award units that vested during 2008 was approximately $47 million, as compared to $15 million in 2007 and $1 million in 2006.

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

We have been and will continue to recognize the expense in our consolidated statement of operations through 2009 using an accelerated attribution method.

Expense Attribution

We generally recognize compensation expense for our stock awards issued subsequent to the adoption of Statement No. 123(R) using a straight-line method over the substantive vesting period. Prior to the adoption of Statement No. 123(R), we allocated the pro forma compensation expense for stock option awards over the vesting period using an accelerated attribution method. We continue to amortize compensation expense related to stock option awards granted prior to the adoption of Statement No. 123(R) using an accelerated attribution method. Prior to the adoption of Statement No. 123(R), we recognized compensation expense for non-vested stock awards over the vesting period using a straight-line method. We continue to amortize compensation expense related to non-vested stock awards granted prior to the adoption of Statement No. 123(R) using a straight-line method. Most of our stock awards provide for immediate vesting upon retirement, death or disability of the participant. We expense stock-based awards over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant.

We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, an annual forfeiture rate of eight percent to all unvested stock awards as of December 31, 2008, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.

Unrecognized Compensation Cost

Under the provisions of Statement No. 123(R), we expect to recognize the following future expense for awards outstanding as of December 31, 2008:

	Unrecognized Compensation Cost (in millions)(1)	Weighted Average Remaining Vesting Period (in years)
Stock options	$24
Non-vested stock awards	184
	$208	3.1

(1) Amounts presented represent compensation cost, net of estimated forfeitures.

Employee Stock Purchase Plans

In 2006, our stockholders approved and adopted a new global employee stock purchase plan, which provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. Under the employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 90 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. This discount was reduced from 15 percent to ten percent effective for the offering period beginning July 1, 2007.  At December 31, 2008, there were approximately 13 million shares available for future issuance under the employee stock purchase plan.

Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2008	2007	2006
Shares issued or to be issued	3,505	3,418	2,765
Range of purchase prices	$6.97 - $10.37	$10.47 - $13.04	$14.20 - $14.31

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $7 million in expense associated with our employee stock purchase plan in 2008, $13 million in 2007 and $12 million in 2006.

In connection with our acquisition of Guidant, we assumed Guidant’s employee stock ownership plan (ESOP), which matched employee 401(k) contributions in the form of stock. As part of the Guidant purchase accounting, we recognized deferred costs of $86 million for the fair value of the shares that were unallocated on the date of acquisition. Common stock held by the ESOP was allocated among participants’ accounts on a periodic basis until these shares were exhausted and were treated as outstanding in the computation of earnings per share. As of December 31, 2008, all of the common stock held by the ESOP had been allocated to employee accounts. Allocated shares of the ESOP were charged to expense based on the fair value of the common stock on the date of transfer. We recognized compensation expense of $12 million in 2008, $23 million in 2007 and $19 million in 2006 related to the plan. Effective June 1, 2008, this plan was merged into our 401(k) Retirement Savings Plan.

Note O—Weighted-Average Shares Outstanding

The following is a reconciliation of weighted-average shares outstanding for basic and diluted loss per share computations:

	Year Ended December 31,
(in millions)	2008	2007	2006
Weighted-average shares outstanding - basic	1,498.5	1,486.9	1,273.7
Net effect of common stock equivalents
Weighted-average shares outstanding - assuming dilution	1,498.5	1,486.9	1,273.7

Weighted-average shares outstanding, assuming dilution, excludes the impact of 50.7 million stock options for 2008, 42.5 million stock options for 2007, and 30.3 million for 2006, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.

In addition, weighted-average shares outstanding, assuming dilution, excludes common stock equivalents of 5.8 million for 2008, 13.1 million for 2007 and 15.6 million for 2006 due to our net loss position for those years.

Note P—Segment Reporting

Each of our reportable segments generates revenues from the sale of medical devices. As of December 31, 2008, we had three reporting segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; and Inter-Continental. During 2008, we reorganized our international structure in order to allow for better utilization of infrastructure and resources. We combined our Middle East and Africa operations, previously included in our Inter-Continental segment, with Europe to form a new EMEA region and merged our former Asia Pacific region into our Inter-Continental segment. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment income. We exclude from segment income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to acquisitions, divestitures, litigation, restructuring activities, and goodwill and intangible asset impairment charges, as well as amortization expense, are excluded from segment income. Although we exclude these amounts from segment income, they are included in reported consolidated net income (loss) and are included in the reconciliation below.

We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2007 and 2006 net sales and operating results based on our standard currency exchange rates used for 2008 in order to remove the impact of currency fluctuations. In addition, we have reclassified previously reported 2007 and 2006 segment results to be consistent with the 2008 presentation. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2008	2007	2006

Net sales

United States	$4,487	$4,522	$4,415
EMEA	1,816	1,783	1,725
Inter-Continental	1,474	1,503	1,375
Net sales allocated to reportable segments	7,777	7,808	7,515
Sales generated from divested businesses	66	555	492
Impact of foreign currency fluctuations	207	(6)	(186)
	$8,050	$8,357	$7,821

Depreciation expense

United States	$62	$39	$30
EMEA	24	12	8
Inter-Continental	22	17	13
Depreciation expense allocated to reportable segments	108	68	51
Manufacturing operations	148	151	125
Corporate expenses and foreign exchange	65	79	75
	$321	$298	$251

Loss before income taxes

United States	$1,000	$1,214	$1,679
EMEA	865	923	777
Inter-Continental	774	796	606
Operating income allocated to reportable segments	2,639	2,933	3,062
Manufacturing operations	(407)	(621)	(577)
Corporate expenses and currency exchange	(394)	(462)	(376)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(2,800)	(1,244)	(4,584)
Amortization expense	(543)	(620)	(474)
Operating loss	(1,505)	(14)	(2,949)
Other expense	(526)	(555)	(586)
	$(2,031)	$(569)	$(3,535)

	As of December 31,
Total assets	2008	2007

United States	$2,455	$2,168
EMEA	1,643	1,551
Inter-Continental	623	733
Total assets allocated to reportable segments	4,721	4,452
Goodwill and other intangible assets	19,665	23,067
All other corporate and manufacturing operations assets	2,753	3,678
	$27,139	$31,197

Enterprise-Wide Information

Net sales
	Year Ended December, 31
(in millions)	2008	2007	2006

Cardiovascular	$3,468	$3,613	$4,133
CRM/ Electrophysiology	2,439	2,271	1,505
Neurovascular	455	447	413
Cardiovascular group	6,362	6,331	6,051
Endoscopy	943	866	777
Urology	431	403	371
Endosurgery group	1,374	1,269	1,148
Neuromodulation	245	204	146
	7,981	7,804	7,345
Divested businesses	69	553	476
	$8,050	$8,357	$7,821

United States	$4,487	$4,522	$4,415
Japan	861	797	560
Other foreign countries	2,633	2,525	2,370
	7,981	7,804	7,345
Divested businesses	69	553	476
	$8,050	$8,357	$7,821

	As of December 31,
Long-lived assets	2008	2007
United States	$1,159	$1,342
Ireland	246	235
Other foreign countries	323	138
Property, plant and equipment, net	1,728	1,715
Goodwill and other intangible assets	19,665	23,067
	$21,393	$24,782

Note Q - New Accounting Standards

Standards Implemented

Interpretation No. 48

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted Interpretation No. 48 as of the first quarter of 2007. Interpretation No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return, as well as enhanced disclosures regarding uncertainties in income tax positions, including a roll forward of tax benefits taken that do not qualify for financial statement recognition. Refer to Note K – Income Taxes to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information regarding our application of Interpretation No. 48 and its impact on our consolidated financial statements.

Statement No. 157

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. Statement No. 157 defines fair value, establishes a framework for measuring fair value in accordance with U.S. GAAP, and expands disclosures about fair value measurements. Statement No. 157 does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. We adopted the provisions of Statement No. 157 for financial assets and financial liabilities as of January 1, 2008, and will apply those provisions to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. Refer to Note C – Fair Value Measurements to our consolidated financial statements contained in Item 8 of this Annual Report for a discussion of our adoption of Statement No. 157 and its impact on our financial statements.

Statement No. 158

In September 2006, the FASB issued Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends Statements Nos. 87, 88, 106 and 132(R). Statement No. 158 requires recognition of the funded status of a benefit plan in the consolidated statements of financial position, as well as the recognition of certain gains and losses that arise during the period, but are deferred under pension accounting rules, in other comprehensive income (loss). Additionally, Statement No. 158 requires that, beginning with fiscal years ending after December 15, 2008, a business entity measure plan assets and benefit obligations as of its fiscal year-end statement of financial position. We adopted the measurement-date requirement in 2008 and the other provisions of Statement No. 158 in 2006.  Refer to Note A – Significant Accounting Policies to our 2008 consolidated financial statements included in Item 8 of this Annual Report for more information on our pension and other postretirement plans.

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

New Standards to be Implemented

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

Staff Position No. 157-2

In February 2008, the FASB released Staff Position No. 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of Statement No. 157 for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are required to apply the provisions of Statement No. 157 to nonfinancial assets and nonfinancial liabilities as of January 1, 2009. We do not believe the adoption of Staff Position No. 157-2 will have a material impact on our future results of operations or financial position.

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009, except for changes in tax assets and liabilities associated with prior acquisitions.

QUARTERLY RESULTS OF OPERATIONS

(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2008
Net sales	$2,046	$2,024	$1,978	$2,002
Gross profit	1,466	1,420	1,323	1,372
Operating income (loss)	580	303	28	(2,416)
Net income (loss)	322	98	(62)	(2,394)

Net income (loss) per common share - basic	$0.22	$0.07	$(0.04)	$(1.59)
Net income (loss) per common share - assuming dilution	$0.21	$0.07	$(0.04)	$(1.59)

2007
Net sales	$2,086	$2,071	$2,048	$2,152
Gross profit	1,518	1,508	1,473	1,517
Operating income (loss)	282	280	(147)	(430)
Net income (loss)	120	115	(272)	(458)

Net income (loss) per common share - basic	$0.08	$0.08	$(0.18)	$(0.31)
Net income (loss) per common share - assuming dilution	$0.08	$0.08	$(0.18)	$(0.31)

Our reported results for 2008 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related amounts and discrete tax items (after tax) of: $74 million of net credits in the first quarter, $98 million of net charges in the second quarter, $202 million of net charges in the third quarter and $2.570 billion of net charges in the fourth quarter. These charges consisted of: goodwill and intangible asset impairment charges, associated primarily with a write-down of goodwill; a gain related to the receipt of an acquisition-related milestone payment from Abbott Laboratories; purchased research and development charges, attributable primarily with the acquisitions of Labcoat, Ltd. and CryoCor, Inc.; restructuring charges associated with our on-going expense and head count reduction initiatives; a gain associated with the sale of certain non-strategic businesses; losses associated with the sale of certain non-strategic investments; litigation-related charges resulting primarily from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson; and discrete tax benefits related to certain tax positions associated with prior period acquisition-, divestiture-, litigation- and restructuring-related charges.

During 2007, we recorded intangible asset impairments and acquisition-, divestiture-, litigation- and restructuring-related charges (after tax) of: $20 million of net charges in the first quarter, $1 million of net charges in the second quarter, $435 million of net charges in the third quarter and $654 million of net charges in the fourth quarter. These charges consisted of: intangible asset impairments associated with our decision to suspend further significant funding of the Petal™ bifurcation project acquired with Advanced Stent Technologies; a charge attributable to estimated losses associated with litigation; restructuring charges associated with our expense and head count reduction initiatives; losses associated with the write-down of assets held for sale attributable to the sale of certain of our businesses; charges for purchased research and development costs related to certain acquisitions and strategic alliances; and Guidant integration costs.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTINGAND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Executive Vice President—Finance & Administration and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors and executive officers as of January 1, 2009, were as follows:

DIRECTORS
John E. Abele	72	Director; Founder
Ursula M. Burns	50	Director; President, Xerox Corporation
Nancy-Ann DeParle	52	Director; Managing Director, CCMP Capital Advisors, LLC
J. Raymond Elliott	59	Director; Retired Chairman, President and Chief Executive Officer of Zimmer Holdings, Inc.
Joel L. Fleishman	74	Director; Professor of Law and Public Policy, Duke University
Marye Anne Fox, Ph.D.	61	Director; Chancellor of the University of California, San Diego
Ray J. Groves	73	Director; Retired Chairman and Chief Executive Officer, Ernst & Young
Kristina M. Johnson, Ph.D.	51	Director; Provost and Senior Vice President of Academic Affairs, The Johns Hopkins University
Ernest Mario, Ph.D.	70	Director; Chairman and Chief Executive Officer, Capnia, Inc.
N.J. Nicholas, Jr.	69	Director; Private Investor
Pete M. Nicholas	67	Director; Founder, Chairman of the Board
John E. Pepper	70	Director; Co-Chair, National Underground Railroad Freedom Center
Uwe E. Reinhardt, Ph.D.	71	Director; Professor of Political Economy and Economics and Public Affairs, Princeton University
Senator Warren B. Rudman	78	Director; Former U.S. Senator, Co-Chairman, Stonebridge International, LLC and Of Counsel, Paul, Weiss, Rifkind, Wharton, & Garrison LLP
James R. Tobin	64	President and Chief Executive Officer and Director

EXECUTIVE OFFICERS
Donald Baim, M.D.	59	Executive Vice President, Chief Medical and Scientific Officer
Brian R. Burns	44	Senior Vice President, Quality
Jeffrey D. Capello	44	Senior Vice President, Chief Group Accounting Officer and Corporate Controller
Fredericus A. Colen	56	Executive Vice President and Group President, Cardiac Rhythm Management (CRM)
Paul Donovan	53	Senior Vice President, Corporate Communications
Jim Gilbert	51	Executive Vice President, Strategy and Business Development
William Kucheman	59	Senior Vice President and Group President, Cardiovascular
Sam R. Leno	63	Executive Vice President, Finance and Information Systems and Chief Financial Officer
William McConnell, Jr.	59	Senior Vice President, Sales, Marketing and Business Strategies, CRM
David McFaul	52	Senior Vice President, International
Stephen Moreci	57	Senior Vice President and Group President, Endosurgery
Michael Onuscheck	42	Senior Vice President and President, Neuromodulation
Timothy A. Pratt	59	Executive Vice President, Secretary and General Counsel
Kenneth J. Pucel	42	Executive Vice President, Operations
Lucia L. Quinn	55	Executive Vice President, Human Resources

John Abele, our co-founder, has been a director of Boston Scientific since 1979. Mr. Abele was our Treasurer from 1979 to 1992, our Co-Chairman from 1979 to 1995 and our Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. Mr. Abele is also the owner of The Kingbridge Centre and Institute, a 120-room conference center in Ontario that provides special services and research to businesses, academia and government. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele is the Chairman of the Board of the F.I.R.S.T. (For Inspiration and Recognition of Science and Technology) Foundation and is also a member of numerous not-for-profit boards. He is a member of the President’s Council of Olin College and Trustee Emeritas of Amherst College. Mr. Abele received a B.A. degree from Amherst College.

Ursula Burns has been a Director of Boston Scientific since 2002. Ms. Burns is President of Xerox Corporation. Ms. Burns joined Xerox in 1980, subsequently advancing through several engineering and management positions. Ms. Burns served as Vice President and General Manager, Departmental Business Unit from 1997 to 1999, Senior Vice President, Worldwide Manufacturing and Supply Chain Services from 1999 to 2000, Senior Vice President, Corporate Strategic Services from 2000 to 2001, President of Document Systems and Solutions Group from 2001 to 2003 and President of Business Group Operations and Corporate Senior Vice President until her most recent appointment in April 2007. She serves on the boards of directors of Xerox Corporation and American Express Corporation, as well as the F.I.R.S.T. (For Inspiration and Recognition of Science and Technology) Foundation, CASA National Center on Addiction and Substance Abuse at Columbia University and the National Academy Foundation. She is also a Trustee of The MIT Corporation and the University of

Rochester and is also a member of the board of directors of the U.S. Olympic Committee. Ms. Burns earned a B.S. degree from Polytechnic Institute of New York and an M.S. degree in mechanical engineering from Columbia University.

Nancy-Ann DeParle has been a Director of Boston Scientific since April 2006. Ms. DeParle is a Managing Director of CCMP Capital Advisors, LLC and a Senior Fellow at The Wharton School of the University of Pennsylvania. She had been a Senior Advisor for JPMorgan Partners from 2001 to 2006. Previously, she served as the Administrator of the Health Care Financing Administration (HCFA) (now the Centers for Medicare and Medicaid Services) from 1997 to 2000 and a fellow at the Institute of Politics at Harvard University from 2000 to 2001. Prior to her role at HCFA, Ms. DeParle was the Associate Director for Health and Personnel at the White House Office of Management and Budget from 1993 to 1997 and served as commissioner of the Tennessee Department of Human Services from 1987 to 1989. She also has worked as a lawyer in private practice in Nashville, Tennessee and Washington, D.C. Ms. DeParle is a director of Medco Health Solutions, Inc.; and Cerner Corporation, as well as CareMore Holdings, LLC, Novel Environment Power, and Legacy Hospital Partners, all private companies owned or managed by CCMP Capital Advisors. She is also a trustee of the Robert Wood Johnson Foundation and serves on the editorial board of Health Affairs. From 2002-2008, she served on the Medicare Payment Advisory Commission (MedPAC), which advises Congress on Medicare payment policy. Ms. DeParle received a B.A. degree from the University of Tennessee, a J.D. from Harvard Law School, and B.A. and M.A. degrees in Politics and Economics from Balliol College of Oxford University, where she was a Rhodes Scholar.

J. Raymond Elliott has been a Director of Boston Scientific in September 2007. Mr. Elliott was the Chairman of Zimmer Holdings, Inc. until November 2007 and was Chairman, President and Chief Executive Officer of Zimmer Holdings, Inc. from March 2001 to May 2007. Mr. Elliott was appointed President of Zimmer, Inc. in November 1997. Mr. Elliott has more than 35 years of experience in orthopedics, medical devices and consumer products. He has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and Europe and has served on six occasions as Chairman. He has served as a member of the board of directors and chair of the orthopedic sector of the Advanced Medical Technology Association (AdvaMed) and was a director of the Indiana Chamber of Commerce, the American Swiss Foundation and Bausch & Lomb Corporation. Mr. Elliott has served as the Indiana representative on the President’s State Scholars Program and as a trustee of the Orthopaedic Research and Education Foundation (OREF). He holds a bachelor’s degree from the University of Western Ontario, Canada.

Joel Fleishman has been a Director of Boston Scientific since 1992. He is also Professor of Law and Public Policy at Duke University where he has served in various administrative positions, including First Senior Vice President, since 1971. Mr. Fleishman is a founding member of the governing board of the Duke Center for Health Policy Research and Education and was the founding director from 1971 to 1983 of Duke University’s Terry Sanford Institute of Public Policy. He is the director of the Samuel and Ronnie Heyman Center for Ethics, Public Policy and the Professions and the director of the Duke University Philanthropic Research Program. From 1993 to 2001, Mr. Fleishman took a part time leave from Duke University to serve as President of the Atlantic Philanthropic Service Company, the U.S. program staff of Atlantic Philanthropies. Mr. Fleishman also serves as a member of the Board of Trustees of The Center for Effective Philanthropy and the Partnership for Public Service, Chairman of the Board of Trustees of the Urban Institute, Chairman of The Visiting Committee of the Kennedy School of Government, Harvard University, as well as several other charitable and not-for-profit organizations. He is also a director of Polo Ralph Lauren Corporation. Mr. Fleishman received A.B., M.A. and J.D. degrees from the University of North Carolina at Chapel Hill, and an LL.M. degree from Yale University.

Marye Anne Fox has been a Director of Boston Scientific since 2001. Dr. Fox has been Chancellor of the University of California, San Diego and Distinguished Professor of Chemistry since August 2004. Prior to that, she served as Chancellor of North Carolina State University and Distinguished University Professor of Chemistry from 1998 to 2004. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University’s Vice President for Research from 1994 to 1998. Dr. Fox has served as the Co-Chair of the National Academy of Sciences’ Government-University-Industry Research Roundtable as the Vice Chair of the National Science Board, and served on President Bush’s Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the boards of directors of Red Hat Corp., W.R. Grace Co. and the Camille and Henry Dreyfus Foundation. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.

Ray Groves has been a Director of Boston Scientific since 1999. Effective February 16, 2009, Mr. Groves became the Ombudsman for Standard & Poor’s. From 2001 to 2005, Mr. Groves served in various roles at Marsh Inc., including President, Chairman and Senior Advisor, and is a former member of the board of directors of its parent company, Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the boards of directors of the Colorado Physicians Insurance Company, and Group Ark Insurance Holdings, Ltd. Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the board of directors of the American Institute of Certified Public Accountants. He is a director of Nursing and Home Care, Inc., a member and former Chair of the board of directors of The Ohio State University Foundation and a member of the Dean’s Advisory Council of the Fisher College of Business. He is a former member of the Board of Overseers of The Wharton School of the University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is an advisory director of the Metropolitan Opera Association and a director of the Collegiate Chorale. Mr. Groves received a B.S. degree from The Ohio State University.

Kristina Johnson has been a Director since April 2006. Dr. Johnson is Provost and Senior Vice President of Academic Affairs at The Johns Hopkins University. Until September 2007, she was Dean of the Pratt School of Engineering at Duke University, a position she had held since July 1999. Previously she served as a professor in the Electrical and Computer Engineering Department, University of Colorado and as director of the National Science Foundation Engineering Research Center for Optoelectronics Computing Systems at the University of Colorado, Boulder. Dr. Johnson is a co-founder of the Colorado Advanced Technology Institute Center of Excellence in Optoelectronics and serves as a director of Minerals Technologies, Inc., AES Corporation and Nortel Corporation. Dr. Johnson is also Chair of the Board of Directors of Jhpiego, an international non-profit health organization affiliated with Johns Hopkins University, SparkIP and Center Stage, the Baltimore Theatre. Dr. Johnson was a Fulbright Faculty Scholar in the Department of Electrical Engineering at the University of Edinburgh, Scotland and a NATO Post-Doctoral Fellow at Trinity College, Dublin, Ireland. Dr. Johnson received B.S., M.S. and Ph.D. degrees in electrical engineering from Stanford University.

Ernest Mario has been a Director of Boston Scientific since 2001 and is currently the Chairman and Chief Executive Officer of Capnia, Inc. From 2003 to July 2007, Dr. Mario was Chairman of Reliant Pharmaceuticals. From 2003 to 2006, he was also the chief executive officer of Reliant Pharmaceuticals. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company, from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research based pharmaceutical company with leading drug delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the boards of directors of Maxygen, Inc., Pharmaceutical Product Development, Inc., Avid Radiopharmaceuticals, Inc. and Celgene Corporation. He was a Trustee of Duke University from 1988 to June 2007 and in July 2007 he retired as Chairman of the Board of the Duke University Health System which he chaired from its inception in 1996. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.

N.J. Nicholas, Jr. has been a Director of Boston Scientific since 1994 and is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. Mr. Nicholas is a director of Xerox Corporation and Time Warner Cable, Inc. He has served as a member of the President’s Advisory Committee for Trade Policy and Negotiations and the President’s Commission on Environmental Quality. Mr. Nicholas is Chairman of the Board of Trustees of the Environmental Defense Fund and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is the brother of Pete M. Nicholas, Chairman of the Board.

Pete Nicholas, our co-founder, has been Chairman of the Board since 1995. He has been a Director since 1979 and served as our Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining Boston Scientific, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Chairman Emeritus of the Board of Trustees of Duke University. Mr. Nicholas is also a Fellow of the American Academy of Arts and Sciences and Vice Chairman of the Trust for that organization. He also serves on several for profit and not for profit boards including CEOs for Fundamental Change in Education and the Boys and Girls Club of Boston. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1966. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is the brother of N.J. Nicholas, Jr., one of our directors.

John Pepper has been a Director of Boston Scientific since 2003 and he previously served as a director of Boston Scientific from November 1999 to May 2001. Mr. Pepper is Chairman of the Board of Directors of the Walt Disney Company since January 2007. He is also a Co-Chair of the Board of Directors of the National Underground Railroad Freedom Center and served as its Chief Executive Officer until May 2007. Previously he served as Vice President for Finance and Administration of Yale University from January 2004 to December 2005. Prior to that, he served as Chairman of the Executive Committee of the Board of Directors of The Procter & Gamble Company until December 2003. Since 1963, he has served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 to 1995 and director since 1984. He is a member of the Executive Committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from Yale University, The Ohio State University, Xavier University, University of Cincinnati, Mount St. Joseph College and St. Petersburg University (Russia).

Uwe Reinhardt has been a Director of Boston Scientific since 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and serves as a Trustee of the Duke University Health System, H&Q Healthcare Investors, H&Q Life Sciences Investors and Hambrecht & Quist Capital Management LLC. He is also the Commissioner of the Kaiser Family Foundation Commission on Medicaid and the Uninsured and a member of the boards of directors of Amerigroup Corporation and Legacy Hospital Partners, Inc. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in economics from Yale University.

Senator Warren Rudman has been a Director of Boston Scientific since 1999. Senator Rudman is Co-Chairman of Stonebridge International, LLC and has been Of Counsel to the international law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP since January 2003. Previously, he was a partner of the firm since 1992. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. He serves on the boards of directors of several funds managed by the Dreyfus Corporation. Senator Rudman is Vice Chairman of the International Advisory Board of D.B. Zwirn + Co. and a member of the External Advisory Council of BP America Inc. He is the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and an LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.

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

Donald Baim, M.D. joined Boston Scientific in July 2006 and is our Executive Vice President, Chief Medical and Scientific Officer. Prior to joining Boston Scientific, Dr. Baim was a Professor of Medicine at Harvard Medical School, and Senior Physician at the Brigham and Women’s Hospital. He has served as a member of the Interventional Cardiology Test Committee of the American Board of Internal Medicine (ABIM). In 1981, Dr. Baim joined Boston’s Beth Israel Hospital to establish an interventional cardiology program. In 2000, he joined the Brigham and Women’s Hospital in Boston, where, in addition to his clinical responsibilities, he directed the hospital’s participation in the Center for the Integration of Medicine and Innovative Technology (CIMIT). Since 2005, Dr. Baim has also served as Chief Academic Officer of the Harvard Clinical Research Institute (HCRI), a not-for-profit organization that designs, conducts, and analyzes pilot and pivotal trials of new medical devices to support their approval by the FDA. Dr. Baim completed his undergraduate training in Physics at the University of Chicago, and then received an M.D. from the Yale University School of Medicine.

Brian Burns has been our Senior Vice President of Quality since December 2004. Previously, Mr. Burns was our Vice President of Global Quality Assurance from January 2003 to December 2004, our Vice President of Cardiology Quality Assurance from January 2002 to January 2003 and our Director of Quality Assurance from April 2000 to January 2002. Prior to joining Boston Scientific, Mr. Burns held various positions with Cardinal Healthcare, Allegiance Healthcare and Baxter Healthcare. Mr. Burns received his B.S. degree in chemical engineering from the University of Arkansas.

Jeffrey D. Capello joined Boston Scientific in June 2008 as our Senior Vice President and Chief Accounting Officer, and became a member of the Executive Committee on January 1, 2009.  He is currently responsible for overseeing the Global Controllership, Treasury, and Information Technology organizations. Prior to joining us, he was the Senior Vice President and Chief Financial Officer with responsibilities for Business Development at PerkinElmer, Inc.  Prior to January 2006, he was the Vice President of Finance, Corporate Controller and Treasurer of PerkinElmer, Inc. and was named Chief Accounting Officer of Perkin Elmer in April 2002.  From 1991 to June 2001, he held various positions including that of partner from 1997 to 2001 at PriceWaterhouseCoopers LLP, a public accounting firm initially in the United States and later in the Netherlands. During 2008, Mr. Capello served on the Board of Directors of Sirtris Pharmaceuticals, Inc. and served as a member of its Audit Committee. He holds a Bachelor of Science degree in business administration from the University of Vermont and a Master of Business Administration degree from the Harvard Business School and is also a certified public accountant.

Fredericus A. Colen is our Executive Vice President and Group President, Cardiac Rhythm Management (CRM). Previously, he was our Executive Vice President, Operations and Technology for CRM. Mr. Colen joined Boston Scientific in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. Before joining Boston Scientific, he worked for several medical device companies, including Guidant Corporation, where he launched the Delta TDDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R&D for implantable pacemaker systems. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master’s Degree in Electrical Engineering with a focus on medical technology from the Technical University in Aachen, Germany.

Paul Donovan joined Boston Scientific in March 2000 and is our Senior Vice President, Corporate Communications. Prior to joining Boston Scientific, Mr. Donovan was the Executive Director of External Affairs at Georgetown University Medical Center, where he directed media, government and community relations as well as employee communications from 1998 to 2000. From 1997 to 1998, Mr. Donovan was Chief of Staff at the United States Department of Commerce. From 1993 to 1997, Mr. Donovan served as Chief of Staff to Senator Edward M. Kennedy and from 1989 to 1993 as Press Secretary to Senator Kennedy. Mr. Donovan is a director of the Massachusetts High Technology Council, and the Massachusetts Medical Device Industry Council. Mr. Donovan received a B.A. degree from Dartmouth College.

James Gilbert is our Executive Vice President, Strategy and Business Development. Formerly, he was our Group President, Cardiovascular and was responsible for our Cardiovascular Group, which included the Peripheral Interventions, Vascular Surgery, Neurovascular, Electrophysiology and Cardiac Surgery businesses. Mr. Gilbert oversees Business Development, Marketing Strategy and Analsyis, E-Marketing, and Health Economics and Reimbursement functions. He is also responsible for directing and supporting our corporate strategy process. Prior to this role, Jim served as a Senior Vice President and led our E-Marketing, Marketing Science, Corporate Sales and National Accounts, and Health Economics and Reimbursement functions.  Prior to joining Boston Scientific in 2004, Mr. Gilbert spent 23 years with Bain & Company, where he served as a partner and director and was the managing partner of Bain’s Global Healthcare Practice. Mr. Gilbert received his B.S. degree in industrial engineering and operations research from Cornell University and his M.B.A. from Harvard Business School.

William Kucheman is our Senior Vice President and Group President of the Cardiovascular Group.  Mr. Kucheman joined the Company in 1995 as a result of our acquisition of SCIMED Life Systems, Inc. Prior to his current role, he was our Senior Vice President of Marketing. In this role, he was responsible for the global marketing functions of our Cardiovascular group and all Corporate Marketing functions. He oversaw the commercialization strategy for our TAXUS® paclitaxel-eluting coronary stent system, defined and developed our Reimbursement and Outcomes Planning functions, and initiated Marketing Science and e-Marketing programs. Prior to that, Mr. Kucheman was our Vice President, Corporate Marketing and our Vice President, Strategic Marketing.  Prior to joining Boston Scientific, Mr. Kucheman held a variety of management positions in sales and marketing for SCIMED, Charter Medical Corporation, and Control Data Corporation. He began his career at the United States Air Force Academy Hospital and later was Healthcare Planner, Office of the Surgeon General, for the United States Air Force Medical Service. Mr. Kucheman has served on several industry boards including the board of directors of the Global Health Exchange, the Committee on Payment and Policy and AdvaMed. He has also served on the Board of Advisors to MillenniumDoctor.com and the Board of Advisors to the College of Business, Center for Services Marketing and Management, Arizona State University. Mr. Kucheman earned a B.S. and a M.B.A. from Virginia Polytechnic Institute.

Sam R. Leno is our Chief Financial Officer and Executive Vice President of Finance and Information Systems.  Mr. Leno joined us in June 2007 from Zimmer Holdings, Inc. where he served as its Executive Vice President, Finance and Corporate Services and Chief Financial Officer, a position to which he was appointed in December 2005. From October 2003 to December 2005, Mr. Leno served as Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer of Zimmer. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer of Zimmer. Prior to joining Zimmer, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. from March 1999 until he joined Zimmer. Between 1971 and March 1999, Mr. Leno held various chief financial officer and other financial positions with several U.S. based companies, and he previously served as a U.S. Naval Officer. Mr. Leno is a member of the Board of Directors of TomoTherapy Incorporated and is a member of its Audit Committee.  Mr. Leno earned a B.S. degree in Accounting from Northern Illinois University and an M.B.A. from Roosevelt University.

William F. McConnell, Jr. joined us in April 2006 following our acquisition of Guidant Corporation and is our Senior Vice President, CRM Sales, Marketing & Business Strategy. Prior to joining Boston Scientific, Mr. McConnell was Vice President and Chief Information Officer for Guidant Corporation which he joined in 1998. Previously, Mr. McConnell was Managing Partner — Business Consulting in the Indianapolis office of Arthur Andersen LLP.   He is Honorary Trustee of the Children’s Museum of Indianapolis and a life member of the Board of Directors for the American Red Cross of Greater Indianapolis.  Mr. McConnell received a B.S. degree from Miami University in Oxford, Ohio. He majored in Systems Analysis. He is also a Certified Public Accountant.

David McFaul is our Senior Vice President, International.  Prior to October 2007, he was our Regional President of Asia Pacific & Japan operations.  Mr. McFaul joined the Company in 1995 to oversee the development of the Company’s Canadian business previously was President of the Company’s Japan operations. Prior to this, Mr. McFaul was Vice President of Sales, Inter-Continental. Previously, he was Vice President and General Manager of the Company’s operations in Latin America, Canada and South Africa where he increased revenue nearly 50 percent. Prior to this, Mr. McFaul was General Manager, Canada and South Africa, Country Manager of Canada and National Sales Manager, Canada for the Company. Prior to Boston Scientific, Mr. McFaul held sales, marketing and general management positions at a variety of medical-related companies including Stryker Corporation, EBI Medical Systems, Baxter Corporation, and Abbott Labs. Mr. McFaul is currently on the Board of Directors of Covalon Technologies Ltd. Mr. McFaul earned a B.A. in History and Geography from Simon Fraser University and took graduate courses at Simon Fraser University Graduate School.

Stephen Moreci has been our Senior Vice President and Group President, Endosurgery since December 2000. Mr. Moreci joined Boston Scientific in 1989 as Vice President and General Manager for our Cardiac Assist business. In 1991, he was appointed Vice President and General Manager for our Endoscopy business. In 1994, Mr. Moreci was promoted to Group Vice President for our Urology and Gynecology businesses. In 1997, he assumed the role of President of our Endoscopy business. In 1999, he was named President of our Vascular business, which included peripheral interventions, vascular surgery and oncology. In 2001, he assumed the role of Group President, Endosurgery, responsible for our urology/gynecology, oncology, endoscopy and Endovations businesses. Prior to joining Boston Scientific, Mr. Moreci had a 13-year career in medical devices, including nine years with Johnson & Johnson and four years with DermaCare. Mr. Moreci received a B.S. degree from Pennsylvania State University.

Michael Onuscheck was appointed to our Executive Committee in July of 2008 and is our Senior Vice President and President of the Neuromodulation business.   Michael joined Boston Scientific in 2004 with our acquisition of Advanced Bionics as the Vice President of Sales and Clinical Services in our Auditory business. Most recently he was Vice President of Sales and Marketing for the Boston Scientific’s Pain Management business. Previously, Michael held a variety of management positions at Medtronic in spinal reconstructive surgery and stereotactic image guided surgery. Prior to Medtronic, he worked for Pfizer Inc., where he held a variety of sales and marketing assignments. He is currently a director of the California Health Institute. Michael earned a B.A. in Business Administration and Psychology from Washington and Jefferson College.

Timothy Pratt is our Executive Vice President, Secretary and General Counsel. Mr. Pratt joined Boston Scientific in May of 2008 where he is responsible for worldwide management of our legal functions.  Previously, Mr. Pratt worked for the law firm of Shook, Hardy & Bacon.  He joined the firm in 1977 and became partner in 1981. He concentrated his practice in the defense of pharmaceutical and medical device litigation and toxic tort cases.  Mr. Pratt was co-chair of Shook, Hardy’s 100-Attorney Pharmaceutical and Medical Device Litigation Division.  Mr. Pratt is active in the Federation of Defense and Corporate Counsel (FDCC), where he serves as a director on their board.  He is also active in the American Bar Association (ABA) and speaks regularly at the Defense Research Institute (DRI), where he has served as chair of the DRI Corporate Counsel Roundtable and as a member of the DRI Civil Rules Advisory Committee.  For over 20 years, Mr. Pratt has served on the faculty for the National Institute for Trial Advocacy (NITA), and he

currently serves on the editorial advisory board for the BNA, Inc. publication, Medical Devices Law & Industry Report.  Mr. Pratt received his Bachelor of Arts degree at Tarkio College and graduated Order of the Coif from Drake University Law School, where he served one year as editor-in-chief of the Drake Law Review.  After graduating, Mr. Pratt was law clerk to Judge Floyd R. Gibson of the U.S. Court of Appeals for Eighth Circuit.

Kenneth Pucel has been our Executive Vice President, Operations since November 2006 and is responsible for our manufacturing plants in the U.S. and Ireland. Previously, he was our Senior Vice President, Operations from December 2004 to November 2006. Prior to that Mr. Pucel was our Vice President and General Manager, Operations from September 2002 to December 2004 and our Vice President of Operations from June 2001 to September 2002 and before that he held various positions in the Company’s Cardiovascular Group, including Manufacturing Engineer, Process Development Engineer, Operations Manager, Production Manager and Director of Operations. Mr. Pucel received a Bachelor of Science degree in Mechanical Engineering with a focus on Biomedical Engineering from the University of Minnesota.

Lucia Luce Quinn joined Boston Scientific in January 2005 and is our Executive Vice President of Human Resources.  Prior to that, she was our Senior Vice President and Assistant to the President. Prior to joining Boston Scientific, Ms. Quinn was the Senior Vice President, Advanced Diagnostics and Business Development for Quest Diagnostics from 2001 to 2004. In this role, Ms. Quinn was responsible for developing multiple multi-million dollar businesses, including evaluating and developing strategic and operational direction. Prior to this, Ms. Quinn was Vice President, Corporate Strategic Marketing for Honeywell International from 1999 to 2001 and before that she held various positions with Digital Equipment Corporation from 1989 to 1998, including Corporate Vice President, Corporate Strategy and Worldwide Brand Strategy & Management. Ms. Quinn received her Bachelor in Arts in Management from Simmons College.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 18, 2009, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENTAND RELATED STOCKHOLDER MATTERS

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 18, 2009, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTORINDEPENDENCE

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 18, 2009, is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 18, 2009, is incorporated into this Annual Report on Form 10-K by reference.

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

(a)(3)    Exhibits (* documents filed with this report)

EXHIBIT NO.	TITLE

3.1	Restated By-laws of the Company (Exhibit 3.1(ii), Current Report on Form 8-K dated May 11, 2007, File No. 1-11083).

3.2	Third Restated Certificate of Incorporation (Exhibit 3.2, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

4.1	Specimen Certificate for shares of the Company’s Common Stock (Exhibit 4.1, Registration No. 33-46980).

4.2	Description of Capital Stock contained in Exhibits 3.1 and 3.2.

4.3	Indenture dated as of June 25, 2004 between the Company and JPMorgan Chase Bank (formerly The Chase Manhattan Bank) (Exhibit 4.1, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.4
Indenture dated as of November 18, 2004 between the Company and J.P. Morgan Trust Company, National Association, as Trustee (Exhibit 4.1, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.5	Form of First Supplemental Indenture dated as of April 21, 2006 (Exhibit 99.4, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.6	Form of Second Supplemental Indenture dated as of April 21, 2006 (Exhibit 99.6, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.7	5.45% Note due June 15, 2014 in the aggregate principal amount of $500,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.8	5.45% Note due June 15, 2014 in the aggregate principal amount of $100,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.9	Form of Global Security for the 5.125% Notes due 2017 in the aggregate principal amount of $250,000,000 (Exhibit 4.3, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.10	Form of Global Security for the 4.250% Notes due 2011 in the aggregate principal amount of $250,000,000 (Exhibit 4.2, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.11
Form of Global Security for the 5.50% Notes due 2015 in the aggregate principal amount of $400,000,000, and form of Notice to the holders thereof (Exhibit 4.1, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.5, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.12
Form of Global Security for the 6.25% Notes due 2035 in the aggregate principal amount of $350,000,000, and form of Notice to holders thereof (Exhibit 4.2, Current Report on Form 8-K dated November 17, 2005 and Exhibit 99.7, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.13	Indenture dated as of June 1, 2006 between the Company and JPMorgan Chase Bank, N.A., as Trustee (Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.14	Form of Global Security for the 6.00% Notes due 2011 in the aggregate principal amount of $600,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.15	Form of Global Security for the 6.40% Notes due 2016 in the aggregate principal amount of $600,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

10.1
Form of Amended and Restated Credit and Security Agreement dated as of November 7, 2007 by and among Boston Scientific Funding Corporation, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.1, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.2
Form of Amendment No. 1 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 6, 2008 by and among Boston Scientific Funding LLC, the Company, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-11083).

10.3
Form of Omnibus Amendment dated as of December 21, 2006 among the Company, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Amendment No. 1 to Receivables Sale Agreement and Amendment No. 9 to Credit and Security Agreement) (Exhibit 10.2, Annual Report on 10-K year ended December 31, 2006, File No. 1-11083).

10.4
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding Corporation, as the Buyer (Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.5
Form of Credit Agreement dated as of April 21, 2006 among the Company, BSC International Holding Limited, Merrill Lynch Capital Corporation, Bear Stearns Corporate Lending Inc., Deutsche Bank Securities Inc., Wachovia Bank, National Association, Bank of America, N.A., Banc of America Securities LLC, Merrill Lynch & Co. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as amended (Exhibit 99.1, Current Report on Form 8-K dated April 21, 2006, Exhibit 10.1, Current Report on Form 8-K dated August 17, 2007, and Exhibit 10.1, Current Report on Form 8-K dated February 20, 2009, File No. 1-11083).

10.6
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.7
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

10.8
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

10.10	Form of Offer Letter between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.1, Current Report on Form 8-K dated July 27, 2006, File No. 1-11083).

10.11	Form of Stock Option Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.2, Current Report on Form 8-K dated July 27, 2006, File No. 1-11083).

10.12	Form of Deferred Stock Unit Agreement dated as of July 25, 2006 between Boston Scientific and Donald S. Baim, M.D. (Exhibit 10.3, Current Report on Form 8-K dated July 27, 200, File No. 1-11083).

10.13	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

10.14
Form of Retention Agreement between the Company and certain Executive Officers, as amended (Exhibit 10.1, Current Report on Form 8-K dated February 20, 2007 and Exhibit 10.6, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.15	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.16	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.17	Form of Non-Qualified Stock Option Agreement (vesting over two years) (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

10.18	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.19	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.20	Form of Deferred Stock Unit Award Agreement (vesting over four years) (Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).

10.21	Form of Deferred Stock Unit Award Agreement (vesting over two years) (Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).

10.22	Form of Non-Qualified Stock Option Agreement (Non-employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.23	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.24	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).

10.25
Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and amended (Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.1, Current Report on Form 8-K dated September 24, 2004, Exhibit 10.52, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.21, Annual Report on Form 10-K for year ended December 31, 2007, and Exhibit 10.2, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.26
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.27
Boston Scientific Corporation Non – Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (Exhibit 10.1, Current Report on Form 8-K dated October 28, 2008, File No. 1-11083).

10.28
Boston Scientific Corporation 1992 Non-Employee Directors' Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No.1-11083).

10.29
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).

10.30
Boston Scientific Corporation 2000 Long Term Incentive Plan, as amended (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, and Exhibit 10.3, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.31
Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.32
Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).

10.33	Form of Deferred Stock Unit Agreement between Lucia L. Quinn and Boston Scientific Corporation dated May 31, 2005 (Exhibit 10.1, Current Report on Form 8-K dated May 31, 2005, File No. 1-11083).

10.34
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.35	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).

10.36	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).

10.37	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).

10.38	Form of 2008 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated January 23, 2008, File No. 1-11083).

10.39	Form of 2009 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.40	Form of Non-Qualified Stock Option Agreement (Executive) (Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.41	Form of Deferred Stock Unit Award Agreement (Executive) (Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.42	Form of Non-Qualified Stock Option Agreement (Special) (Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

10.43	Form of Deferred Stock Unit Award Agreement (Special) (Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).

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

10.46
RadioTherapeutics Corporation 1994 Stock Incentive Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).

10.47	Guidant Corporation 1994 Stock Plan, as amended (Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.48	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended (Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.49	Guidant Corporation 1998 Stock Plan, as amended (Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.50	Form of Guidant Corporation Option Grant (Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).

10.51
Settlement Agreement effective September 21, 2005 among Medinol Ltd., Jacob Richter and Judith Richter and Boston Scientific Corporation, Boston Scientific Limited and Boston Scientific Scimed, Inc. (Exhibit 10.1, Current Report on Form 8-K dated September 21, 2005, File No. 1-11083).

10.52
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.53
Purchase Agreement between Guidant Corporation and Abbott Laboratories dated April 21, 2006, as amended (Exhibit 10.2 and Exhibit 10.3, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083).

10.54
Promissory Note between BSC International Holding Limited (“Borrower”) and Abbott Laboratories (“Lender”) dated April 21, 2006 in the aggregate principal amount of $900,000,000 (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083).

10.55
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.56
Boston Scientific Executive Allowance Plan, as amended (Exhibit 10.53, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated October 30, 2007, and Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-11083).

10.57
Boston Scientific Executive Retirement Plan, as amended (Exhibit 10.54, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.5, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.58
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006, as amended (2000 Long-Term Incentive Plan) (Exhibit 10.56, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.7, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.59
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006, as amended (2003 Long-Term Incentive Plan) (Exhibit 10.57, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.8, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).

10.60	Form of Severance Pay and Layoff Notification Plan as Amended and Restated effective as of November 1, 2007 (Exhibit 10.1, Current Report on Form 8-K dated November 1, 2007, File No. 1-11083).

10.61	Form of Offer Letter between Boston Scientific and Sam R. Leno dated April 11, 2007 (Exhibit 10.1, Current Report on Form 8-K dated May 7, 2007, File No. 1-11083).

10.62	Form of Deferred Stock Unit Award dated June 5, 2007 between Boston Scientific and Sam R. Leno (Exhibit 10.1, Quarterly Report on Form 10-Q for period ended June 30, 2007, File No. 1-11083).

10.63	Form of Non-Qualified Stock Option Agreement dated June 5, 2007 between Boston Scientific and Sam R. Leno (Exhibit 10.2, Quarterly Report on Form 10-Q dated June 30, 2007, File-No. 1-11083).

10.64	Form of Transition and Separation Agreement dated May 23, 2008 between Boston Scientific and Paul A. LaViolette (Exhibit 10.1, Current Report on Form 8-K dated May 30, 2008, File No. 1-11083).

*10.65	Form of Offer Letter between Boston Scientific and Jeffrey Capello dated May 16, 2008.

*10.66	Form of Non-Qualified Stock Option Agreement dated February 24, 2009 between Boston Scientific and James R. Tobin.

*11
Statement regarding computation of per share earnings (included in Note O – Weighted-average Shares Outstanding to the Company's 2008 consolidated financial statements for the year ended December 31, 2008 included in Item 8).

*12	Statement regarding computation of ratios of earnings to fixed charges.

14	Code of Conduct (Exhibit 14, Annual Report on Form 10-K for the year ended December 31, 2005, File No. 1-11083).

*21	List of the Company’s subsidiaries as of February 20, 2009.

*23	Consent of Independent Registered Public Accounting Firm, Ernst & Young, LLP.

*31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 27, 2009	By:	/s/ Sam R. Leno
Sam R. Leno
Chief Financial Officer

Dated: February 27, 2009	By:	/s/ Jeffrey D. Capello
Jeffrey D. Capello
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: February 27, 2009	By:	/s/ John E. Abele
John E. Abele
Director, Founder

Dated: February 27, 2009	By:	/s/ Ursula M. Burns
Ursula M. Burns
Director

Dated: February 27, 2009	By:	/s/ Nancy-Ann DeParle
Nancy-Ann DeParle
Director

Dated: February 27, 2009	By:	/s/ J. Raymond Elliott
J. Raymond Elliott
Director

Dated: February 27, 2009	By:	/s/ Joel L. Fleishman
Joel L. Fleishman
Director

Dated: February 27, 2009	By:	/s/ Marye Anne Fox, Ph.D.
Marye Anne Fox, Ph.D.
Director

Dated: February 27, 2009	By:	/s/ Ray J. Groves
Ray J. Groves
Director

Dated: February 27, 2009	By:	/s/ Kristina M. Johnson, Ph.D.
Kristina M. Johnson, Ph.D
Director

Dated: February 27, 2009	By:	/s/ Ernest Mario, Ph.D.
Ernest Mario, Ph.D.
Director

Dated: February 27, 2009	By:	/s/ N.J. Nicholas, Jr.
N.J. Nicholas, Jr.
Director

Dated: February 27, 2009	By:	/s/ Pete M. Nicholas
Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 27, 2009	By:	/s/ John E. Pepper
John E. Pepper
Director

Dated: February 27, 2009	By:	/s/ Uwe E. Reinhardt, Ph.D.
Uwe E. Reinhardt, Ph.D.
Director

Dated: February 27, 2009	By:	/s/ Senator Warren B. Rudman
Senator Warren B. Rudman
Director

Dated: February 27, 2009	By:	/s/ James R. Tobin
James R. Tobin
Director, President and Chief Executive Officer
(Principal Executive Officer)

Schedule II
VALUATION AND QUALIFYING ACCOUNTS (in millions)

Description	Balance Beginning of Year	Charges to Costs and Expenses	Deductions to Allowances for Uncollectible Accounts (a)	Charges to (Deductions from) Other Accounts (b)	Balance at End of Year

Year Ended December 31, 2008:
Allowances for uncollectible accounts and sales returns and allowances	$137	$8	$(11)	$(3)	$131

Year Ended December 31, 2007:
Allowances for uncollectible accounts and sales returns and allowances	$135	15	(13)		$137

Year Ended December 31, 2006:
Allowances for uncollectible accounts and sales returns and allowances	$83	27	(7)	32	$135

(a) Uncollectible amounts written off.
(b) Represents charges for sales returns and allowances, net of actual sales returns.