Form 10-Q
period 2009-03-31
BOSTON SCIENTIFIC CORP
filed 2009-05-07
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009	Commission File No. 1-11083

BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock, $.01 par value	Shares outstanding as of April 30, 2009 1,506,407,068

TABLE OF CONTENTS

                       Page No.

PART I
FINANCIAL INFORMATION

ITEM 1.              CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
in millions, except per share data	2009	2008

Net sales	$2,010	$2,046
Cost of products sold	607	580

Gross profit	1,403	1,466

Operating expenses:
Selling, general and administrative expenses	651	661
Research and development expenses	257	244
Royalty expense	46	46
Amortization expense	128	143
Purchased research and development		13
Gain on divestitures		(250)
Restructuring charges	23	29
Litigation-related charges	287
	1,392	886
Operating income	11	580

Other income (expense):
Interest expense	(102)	(131)
Other, net	(6)	13

(Loss) income before income taxes	(97)	462
Income tax (benefit) expense	(84)	140
Net (loss) income	$(13)	$322

Net (loss) income per common share — basic	$(0.01)	$0.22
Net (loss) income per common share — assuming dilution	$(0.01)	$0.21

Weighted-average shares outstanding
Basic	1,504.8	1,494.1
Assuming dilution	1,504.8	1,500.1

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
in millions, except share data	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$897	$1,641
Trade accounts receivable, net	1,369	1,402
Inventories	852	853
Deferred income taxes	864	911
Prepaid expenses and other current assets	592	645
Total current assets	4,574	5,452

Property, plant and equipment, net	1,708	1,728
Goodwill and other intangible assets, net	19,539	19,665
Other long-term assets	284	294
	$26,105	$27,139

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current debt obligations	$5	$2
Accounts payable	254	239
Accrued expenses	2,014	2,612
Other current liabilities	158	380
Total current liabilities	2,431	3,233

Long-term debt	6,242	6,743
Deferred income taxes	2,245	2,262
Other long-term liabilities	1,911	1,727

Commitments and contingencies

Stockholders' equity

Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares and issued 1,506,323,486 shares as of March 31, 2009 and 1,501,635,679 shares as of December 31, 2008	15	15
Additional paid-in capital	15,989	15,944
Accumulated deficit	(2,745)	(2,732)
Other stockholders' equity (deficit)	17	(53)
Total stockholders' equity	13,276	13,174
	$26,105	$27,139

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(in millions)	2009	2008

Cash provided by operating activities	$261	$266

Investing activities:
Purchases of property, plant and equipment	(60)	(57)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	50	37
Payments for acquisitions of businesses, net of cash acquired	(4)
Payments relating to prior period acquisitions	(502)	(654)
Proceeds from business divestitures		1,300
Payments for investments in companies and acquisitions of certain technologies	(1)	(6)

Cash (used for) provided by investing activities	(517)	620

Financing activities:
Payments on long-term borrowings	(500)	(625)
Proceeds from issuances of shares of common stock	12	26

Cash used for financing activities	(488)	(599)

Net (decrease) increase in cash and cash equivalents	(744)	287
Cash and cash equivalents at beginning of period	1,641	1,452
Cash and cash equivalents at end of period	$897	$1,739

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2008.

Certain prior year amounts have been reclassified to conform to the current year presentation. See Note M - Segment Reporting for further details.

NOTE B – FINANCIAL INSTRUMENTS

Derivative Instruments and Hedging Activities

We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with Financial Accounting Standards Board (FASB) Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. In accordance with Statement No. 133, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.  Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Statement No. 133.

Currency Hedging

We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use non-derivatives (primarily European manufacturing operations) and derivatives (currency forward and option contracts) to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by currency exchange rate changes.

Designated Foreign Currency Hedges

All of our designated currency hedge contracts as of March 31, 2009 and December 31, 2008 were cash flow hedges under Statement No. 133.  We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.475 billion as of March 31, 2009 and $2.587 billion as of December 31, 2008.

During the first quarter of 2009, we recognized net gains of $16 million in earnings on our cash flow hedges. All currency cash flow hedges outstanding as of March 31, 2009 mature within 36 months. As of March 31, 2009, $65 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $6 million as of December 31, 2008. As of March 31, 2009, $32 million of net gains, net of tax, may be reclassified to earnings within the next twelve months.

The success of our hedging program depends, in part, on forecasts of transaction activity in various currencies (primarily Japanese yen, Euro, British pound sterling, Australian dollar and Canadian dollar). We may experience unanticipated currency exchange gains or losses to the extent that there are differences between forecasted and actual activity during periods of currency volatility. Changes in currency exchange rates related to any unhedged transactions may impact our earnings and cash flows.

Non-designated Foreign Currency Contracts

We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Statement No. 133 outstanding in the contract amount of $1.765 billion as of March 31, 2009 and $1.809 billion as of December 31, 2008.

Interest Rate Hedging

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.

We designate these derivative instruments either as fair value or cash flow hedges under Statement No. 133. We record changes in the fair value of fair value hedges in other, net, which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest expense includes interest payments made or received under interest rate derivative instruments. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. All of our interest rate swap contracts outstanding as of March 31, 2009 and December 31, 2008 were designated as cash flow hedges in accordance with Statement No. 133.

We had floating-to-fixed interest rate swaps indexed to three-month LIBOR outstanding in the notional amount of $4.350 billion as of March 31, 2009 and $4.900 billion as of December 31, 2008. The objective of these derivative instruments is to hedge against variability in our future interest payments on our LIBOR-indexed floating-rate loans as a result of changes in LIBOR. Three-month LIBOR approximated 1.192 percent as of March 31, 2009 and 1.425 percent as of December 31, 2008.

In addition, in prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate swaps and floating-to-fixed treasury locks. We are amortizing the related gains and losses realized upon termination into earnings over the term of the hedged debt in accordance with Statement No. 133.

During the first quarter of 2009, we recognized $13 million of net losses in earnings related to all currently outstanding and previously terminated interest rate derivative contracts. As of March 31, 2009, $15 million of net losses, net of tax, are recorded in AOCI to recognize the effective portion of our interest rate derivative contracts, as compared to $20 million of net losses as of December 31, 2008. As of March 31, 2009, $16 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.

Counterparty Credit Risk

We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or group of counterparties. We reduce our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure by each counterparty to $50 million, and by actively monitoring their credit ratings and outstanding positions on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and do not contain provisions that are dependent on our credit ratings from any credit rating agency.

We also employ master netting arrangements that reduce our counterparty payment settlement risk on any given maturity date to the net amount of any receipts or payments due between us and the counterparty financial institution. Thus, the maximum loss due to credit risk by counterparty is limited to the unrealized gains in such contracts net of any unrealized losses should any of these counterparties fail to perform as contracted. Although these protections do not eliminate concentrations of credit, as a result of the above considerations, we do not consider the risk of counterparty default to be significant.

Fair Value of Derivative Instruments

The following tables present the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under Statement No. 133 on our unaudited condensed consolidated statement of operations for the first quarter of 2009 (in millions).

Cash Flow Hedges	Amount of Gain (Loss) Recognized in OCI (Effective Portion)	Amount of Gain (Loss) Reclassified from AOCI into Earnings (Effective Portion)		Location in Statement of Operations	Amount of Gain (Loss) Recognized in Earnings on Ineffective Portion and Amount Excluded from Effectiveness Testing (*)		Location in Statement of Operations

Interest rate swap contracts	$(2)	$(10	) ***	Interest expense	$(2	) **	Interest expense
Foreign exchange contracts	128	16		Cost of products sold			Cost of products sold
	$126	$6			$(2)

* Other than described in ** below, the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis in the first quarter of 2009.
** During the first quarter of 2009, we prepaid $500 million of our term loan, and recognized $2 million of ineffectiveness in accordance with Statement No. 133 on interest rate swaps for which there was no longer an underlying exposure.

*** We had $8 million of gains recorded in AOCI as of March 31, 2009 related to floating-to-fixed treasury locks terminated during 2005 and 2006.  We recognized less than $1 million as a reduction in interest expense during the first quarter of 2009 related to these instruments.

Derivatives Not Designated as Hedging Instruments	Amount of Gain Recognized in Income	Location in Statement of Operations

Foreign exchange contracts	$54	Other, net
	$54

We did not have fair value hedges or net investment hedges outstanding as of March 31, 2009. However, prior to 2006, we entered into fixed-to-floating interest rate swaps, which we designated as fair value hedges under Statement No. 133. We terminated these hedges during 2006 and, as of March 31, 2009, the carrying amount of certain of our senior notes included $3 million of unamortized gains and $10 million of unamortized losses related to these interest rate swaps. We recognized approximately $1 million of interest expense during the first quarter of 2009 related to these instruments.

Statement No. 133 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB Statement No. 157, Fair Value Measurements, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2009, we have classified our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Statement No. 157, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following table presents the fair value of our derivative instruments as they appear in our unaudited condensed consolidated balance sheets as of March 31, 2009 by type of contract and whether it is a qualifying hedge under Statement No. 133.

(in millions)	Location in Balance Sheet	Balance as of March 31, 2009

Derivative Assets:

Designated Hedging Instruments
Currency Exchange Contracts	Prepaid expenses and other current assets	$76
Currency Exchange Contracts	Other long-term assets	64
		140
Non-Designated Hedging Instruments
Currency Exchange Contracts	Prepaid expenses and other current assets	32
		$172

Derivative Liabilities:

Designated Hedging Instruments
Currency Exchange Contracts	Other current liabilities	$19
Currency Exchange Contracts	Other long-term liabilities	12
Interest Rate Swap Contracts	Other current liabilities	29
Interest Rate Swap Contracts	Other long-term liabilities	9
		69
Non-Designated Hedging Instruments
Currency Exchange Contracts	Other current liabilities	16
		$85

Other Fair Value Measurements

On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:

●	Level 1 – Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

●	Level 2 – Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

●
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

Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$363			$363
Available-for-sale investments	1			1
Derivative and hedging contracts		$172		172
	$364	$172		$536

Liabilities
Derivative and hedging contracts		$85		$85
		$85		$85

In addition to $363 million invested in money market funds as of March 31, 2009, we had $332 million of cash invested in short-term time deposits, and $202 million in interest bearing and non-interest bearing bank accounts.

As of March 31, 2009, we had no material assets or liabilities that are measured at fair value on either a recurring or non-recurring basis using significant unobservable inputs (Level 3).

NOTE C – SUPPLEMENTAL BALANCE SHEET INFORMATION

The following are the components of various balance sheet items as of March 31, 2009 and December 31, 2008.

Inventories

	March 31,	December 31,
(in millions)	2009	2008

Finished goods	$537	$555
Work-in-process	143	135
Raw materials	172	163
	$852	$853

Sales of the PROMUS® everolimus-eluting stent system represented approximately eight percent of our total net sales for the first quarter of 2009. We are reliant on Abbott Laboratories for our supply of PROMUS® stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact their ability to increase or decrease the level of supply to us in a timely manner; therefore, our PROMUS® stent system supply may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS® stent systems from Abbott is sufficient to meet customer demand. Further, our supply agreement with Abbott for PROMUS® stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension; and through the end of the second quarter of 2012 in the U.S. and Japan. We are incurring incremental costs and expending incremental resources in order to develop and commercialize an internally developed and manufactured next-generation everolimus-eluting stent system. We expect to launch this product, the PROMUS® Element™ stent system, in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in late 2009 and in the U.S. and Japan in mid-2012.

In addition, the price we pay for our supply of PROMUS® stent systems is determined by our contracts with Abbott. Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for PROMUS® stent systems and third-party reports of our average selling price of PROMUS® stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of PROMUS® stent systems. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2006, 2007 and a portion of 2008.

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2009	2008

Property, plant and equipment	$3,113	$3,110
Less: accumulated depreciation	1,405	1,382
	$1,708	$1,728

Goodwill and other intangible assets, net

	March 31,	December 31,
(in millions)	2009	2008

Goodwill	$12,425	$12,421
Core technology	6,855	6,855
Other intangible assets	2,379	2,381
	21,659	21,657
Less: accumulated amortization	2,120	1,992
	$19,539	$19,665

Accrued Warranties

Changes in our product warranty accrual during the first quarter of 2009 consisted of the following (in millions):

Balance as of December 31, 2008	$62
Provision	5
Settlements/ reversals	(10)
Balance as of March 31, 2009	$57

NOTE D – BORROWINGS AND CREDIT ARRANGEMENTS

We had total debt of $6.247 billion as of March 31, 2009 at an average interest rate of 5.84 percent, as compared to total debt of $6.745 billion as of December 31, 2008 at an average interest rate of 5.65 percent. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2009 is as follows:

	Payments due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Term loan		$325	$2,000				$2,325
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050
	$	$325	$3,750	$	$	$2,200	$6,275

Note:
The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.

In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants. The amendment provides for an exclusion from the calculation of consolidated EBITDA, as defined by the amended agreement, through the credit agreement maturity in April 2011, of up to $346 million in restructuring charges to support our Plant Network Optimization and other expense reduction initiatives, described in Note F – Restructuring-related Activities; an exclusion for any litigation-related charges and credits until such items are paid or received; and an exclusion of up to $1.137 billion of any cash payments for litigation settlements or damage awards (net of any litigation payments received), and all cash payments (net of cash receipts) related to amounts that were recorded in the financial statements before January 1, 2009. At the same time, we prepaid $500 million of our term loan and reduced our revolving credit facility by $250 million. In addition, the agreement provides for an increase in interest rates on our term loan borrowings from LIBOR plus 1.00 percent to LIBOR plus 1.75 percent at current credit ratings. Further, the interest rate on unused facilities increased from 0.175 percent to 0.500 percent.

In connection with the amendment of our term loan and revolving credit facility, we reduced availability under our credit facility to $1.750 billion. Further reducing our borrowing capacity, in 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note L – Commitments and Contingencies. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. There were no amounts borrowed under this facility as of March 31, 2009 or December 31, 2008. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $187 million as of March 31, 2009 and $205 million as of December 31, 2008). We discounted notes receivable of $173 million as of March 31, 2009 and $190 million as of December 31, 2008. Discounted notes receivable are excluded from accounts receivable in the accompanying unaudited condensed consolidated balance sheets.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant Requirement	Actual as of March 31, 2009
Maximum leverage ratio (1)	4.0 to 1.0	2.9 to 1.0
Minimum interest coverage ratio (2)	3.0 to 1.0	4.9 to 1.0

(1)	Ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four fiscal quarters. The maximum permitted leverage ratio steps down to 3.5 to 1.0 on September 30, 2009.

(2)	Ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.

As of March 31, 2009, we were in compliance with the required covenants. If at any time we are not able to maintain these covenants, we could be required to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.

NOTE E – ACQUISITIONS

Purchased Research and Development

Our policy is to record certain costs associated with strategic alliances as purchased research and development. In accordance with this policy, we recorded $13 million of purchased research and development charges in the first quarter of 2008, associated with entering certain licensing and development arrangements. Our adoption of FASB Statement No. 141(R), Business Combinations, as of January 1, 2009, did not change this policy with respect to asset purchases. For any future business combinations that we consummate, we will recognize purchased research and development as an intangible asset, in accordance with Statement No. 141(R). Our research and development projects acquired in connection with prior business combinations and alliances are progressing in line with the estimates set forth in our 2008 Annual Report on Form 10-K.

Payments Related to Prior Period Acquisitions

Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones. The amended agreement provided a new schedule of consolidated, fixed payments, consisting of $650 million that was paid in 2008, and a final $500 million payment, which we made during the first quarter of 2009. During the first quarter of 2009, we made total payments of $502 million related to prior period acquisitions. As of March 31, 2009, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior business combinations is approximately $650 million. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2009 through 2022. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $2.4 billion.

NOTE F – RESTRUCTURING-RELATED ACTIVITIES

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development (R&D) projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete in 2010.

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

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$225 million to $230 million
Fixed asset write-offs	$20 million
Other (1)	$65 million to $70 million

Restructuring-related expenses:
Retention incentives	$75 million to $80 million
Accelerated depreciation	$10 million to $15 million
Transfer costs (2)	$30 million to $35 million

$425 million to $450 million

(1)	Consists primarily of consulting fees and contractual cancellations.
(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams,freight and product line validations.

In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The plan, a complement to our 2007 Restructuring plan, is intended to improve overall gross profit margins. Activities under the Plant Network Optimization plan were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011.

We estimate that the execution of this plan will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $120 million to $130 million of these charges will result in future cash outlays.  The following provides a summary of our estimates of costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$45 million to $50 million

Restructuring-related expenses:
Accelerated depreciation	$15 million to $20 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.

During the first quarter of 2009, we recorded $23 million of restructuring charges.  In addition, we recorded $14 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations, as well as by plan:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$18				$5	$23

Restructuring-related expenses:
Cost of products sold		$1	$2	$7		10
Selling, general and administrative expenses		3				3
Research and development expenses		1				1
		5	2	7		14
	$18	$5	$2	$7	$5	$37

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Other	Total
2007 Restructuring plan	$3	$5	$1	$4	$5	$18
Plant Network Optimization plan	15		1	3		19
	$18	$5	$2	$7	$5	$37

During the first quarter of 2008, we recorded $29 million of restructuring charges.  In addition, we recorded $15 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$20				$9	$29

Restructuring-related expenses:
Cost of products sold		$3	$1			4
Selling, general and administrative expenses		6	3			9
Research and development expenses		2				2
		11	4			15
	$20	$11	$4	$	$9	$44

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits throughout 2009 and 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Statement No. 146. Accelerated depreciation is being recorded over the new remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring and restructuring-related costs of $354 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2007 Restructuring	Plant Network Optimization	Total
Termination benefits	$195	$15	$210
Retention incentives	53		53
Fixed asset write-offs	18		18
Accelerated depreciation	12	1	13
Transfer costs	8	3	11
Other	49		49
	$335	$19	$354

During the first quarter of 2009, we made cash payments of approximately $20 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits, retention incentives, production line transfer costs and other restructuring costs.  We have made cumulative cash payments of approximately $247 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations.  We expect to record the remaining costs associated with the 2007 Restructuring plan during 2009 and make the remaining cash payments throughout 2009 and into 2010 using cash generated from operations. During the first quarter of 2009, we made cash payments of approximately $3 million associated with our Plant Network Optimization plan, which related to termination benefits and production line transfer costs, and represent the total amounts paid since committing to the Plant Network Optimization plan.  These payments were made using cash generated from our operations.  We expect to record the remaining costs associated with the Plant Network Optimization plan throughout 2009 and 2010, and make the remaining cash payments through 2011 using cash generated from operations.

The following is a rollforward of the liability associated with our restructuring initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets.

	2007 Restructuring			Plant Network Optimization
(in millions)	Termination Benefits	Other	Subtotal	Termination Benefits	Total
Charges	$158	$10	$168		$168
Cash payments	(23)	(8)	(31)		(31)
Balance as of December 31, 2007	135	2	137		137
Charges	34	34	68		68
Cash payments	(128)	(35)	(163)		(163)
Balance as of December 31, 2008	41	1	42		42
Charges	3	5	8	$15	23
Cash payments	(9)	(5)	(14)		(14)
Balance as of March 31, 2009	$35	$1	$36	$15	$51

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $91 million associated with retention incentives, asset write-offs, accelerated depreciation and transfer costs pursuant to our 2007 Restructuring plan, and made cumulative cash payments of $35 million associated with retention incentives and $8 million associated with transfer costs. We have also incurred cumulative charges of $4 million associated with accelerated depreciation and transfer costs pursuant to our Plant Network Optimization plan and made cumulative cash payments of $3 million.

NOTE G – DIVESTITURES

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. We completed the sale of these businesses in the first quarter of 2008, receiving pre-tax proceeds of approximately $1.3 billion, and recognized a pre-tax gain of $250 million associated with these divestitures.

During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During the first quarter of 2009, we substantially completed the sale of our non-strategic investments, and received additional proceeds and collections of notes receivable of approximately $50 million.

NOTE H – COMPREHENSIVE INCOME

The following table provides a summary of our comprehensive income:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Net (loss) income	$(13)	$322
Foreign currency translation adjustment	(6)	10
Net change in derivative financial instruments	76	(93)
Net change in equity investments		(7)
Other		(2)
Comprehensive income	$57	$230

NOTE I – WEIGHTED-AVERAGE SHARES OUTSTANDING

The following is a reconciliation of weighted-average shares outstanding for basic and diluted earnings per share computations:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Weighted average shares outstanding - basic	1,504.8	1,494.1
Net effect of common stock equivalents		6.0
Weighted average shares outstanding - assuming dilution	1,504.8	1,500.1

Weighted-average shares outstanding, assuming dilution, excludes the impact of 3.9 million common stock equivalents for the first quarter of 2009 due to our net loss position in that period.

Additionally, weighted-average shares outstanding, assuming dilution, excludes the impact of 65 million stock options for the first quarter of 2009, and 57 million for the first quarter of 2008 due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.

We issued approximately five million shares of our common stock during the first quarter of 2009, and four million during the first quarter of 2008 following the exercise of the underlying stock options or vesting of the underlying deferred stock units, or purchase under our employee stock purchase plan.

NOTE J – STOCK-BASED COMPENSATION

The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Cost of products sold	$6	$6
Selling, general and administrative expenses	29	28
Research and development expenses	10	7
	45	41
Less: Income tax benefit	(15)	(12)
	$30	$29

Impact on net (loss) income per common share - basic	$(0.02)	$(0.02)
Impact on net (loss) income per common share - assuming dilution	$(0.02)	$(0.02)

NOTE K – INCOME TAXES

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,		Percentage Point Increase
	2009	2008	(Decrease)
Reported tax rate	86.6%	30.3%	56.3%
Impact of certain charges*	(65.6)%	(6.7)%	(58.9)%

*These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the first quarter of 2009, as compared to the same period in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In the first quarter of 2009, these charges included restructuring and litigation-related charges; a favorable tax ruling on a divestiture-related gain recognized in a prior period, resulting in a $63 million tax benefit; and discrete items associated primarily with state law changes.  In 2008, these charges included restructuring and restructuring-related charges, a gain on the divestiture of certain non-strategic businesses, and discrete tax items associated with the resolution of various tax matters.

As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. As of March 31, 2009, we had $1.116 billion of gross unrecognized tax benefits, $993 million of which, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate.

We recognize interest and penalties related to income taxes as a component of income tax expense.  We recognized interest expense of $11 million in the first quarter of 2009.  The total amount of interest and penalties recognized in the first quarter of 2008 was a reduction of expense of $2 million due to the settlement of previously recorded tax matters.  We had $286 million accrued for gross interest and penalties as of March 31, 2009 and $268 million as of December 31, 2008.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first quarter of 2009, we resolved certain matters and paid taxes related to a foreign audit.  As a result of payments related to these matters, we decreased our reserve for uncertain tax positions by $7 million.

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

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and transactional related issues; with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $161 million.

NOTE L – COMMITMENTS AND CONTINGENCIES

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

Our accrual for legal matters that are probable and estimable was $1.340 billion as of March 31, 2009 and $1.089 million as of December 31, 2008, and includes estimated costs of settlement, damages and defense.  The increase in our accrual is due primarily to first quarter charges of $237 million as a result of a ruling in a patent infringement case brought against us by Johnson & Johnson, and $50 million related to the settlement of a patent infringement case brought against us by Bruce Saffran, M.D., Ph.D. described below. Partially offsetting this increase was a decrease of $15 million due to first quarter payments related to the 2008 settlement of certain litigation between us and Medtronic, Inc., and $18 million attributable to payments made during the quarter related to the Guidant multi-district product liability litigation (MDL) settlement, described below. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of these litigation and claims and, therefore, additional losses may be accrued in the future, which could adversely impact our operating results, cash flows and our ability to comply with our debt covenants.

In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below or as disclosed in our 2008 Annual Report on Form 10-K, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding can not be estimated. Except as disclosed below, there have been no material developments with regard to the litigation or other proceedings disclosed in our 2008 Annual Report on Form 10-K.

Litigation with Johnson & Johnson

On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A jury trial on both actions found that the NIR® stent infringed one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On May 16, 2002, the Court set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of a Cordis patent was valid and infringed. Our appeals of the infringement decision were denied. On September 30, 2008, the District Court entered final judgment against us and awarded Cordis $702 million in damages and interest. As a result of the Court’s ruling, we increased our accrual for litigation-related matters by $334 million in the third quarter of 2008. This accrual is in addition to $368 million of previously established accruals related to this matter. On October 10, 2008, we appealed the damage award. A hearing is scheduled for June 5, 2009.

On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. On October 31, 2007, a jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. On April 9, 2009, the District Court awarded Cordis a post judgment royalty on certain sales after November 2007. We intend to appeal the jury’s findings regarding infringement, as well as the District Court’s damages award.

On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express 2® coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe a Johnson & Johnson patent and that the Liberté® stent infringes a second Johnson & Johnson patent. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stent systems infringe our patent and that the patent is valid. The Court of Appeals instructed the District Court to dismiss with prejudice the infringement claims against our TAXUS Liberté® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe one Johnson & Johnson patent and that the patent is valid. The Court of Appeals also affirmed that our Liberté® stent infringes a second Johnson & Johnson patent and that the patent is valid. Damages will be determined in a future court proceeding. In conjunction with the March 31, 2009 Court of Appeals decision, we recorded a litigation-related charge of $237 million during the first quarter of 2009.  This amount represents an estimate of the low end of the range of potential outcomes related to this matter.  The range is subject to substantial estimation, including attempting to determine the possible future findings of a jury.  As such, the high end of the range cannot be reasonably estimated at this time. Both parties have filed a request for a rehearing and a rehearing en banc with the Court of Appeals.

On March 13, 2003, Boston Scientific Scimed and we filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher® drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis filed a counterclaim against us alleging that the patent is not valid and is unenforceable. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher® drug-eluting stent infringes the patent and upheld the validity of the patent. On January 15, 2009, the U.S. Court of Appeals reversed the lower Court’s decision and found the patent invalid. On February 12, 2009, we filed a request for a rehearing and a rehearing en banc with the U.S. Court of Appeals and on March 24, 2009, our request was denied. We are considering our options for further appellate review.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. On September 12, 2008, the District Court issued a decision and ruled that a technical expert be appointed. On December 1, 2008, we filed a partial appeal of the decision in the Brussels Court of Appeals. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for December 1, 2009. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We then filed a counterclaim infringement action in Italy and an infringement action in Germany. On February 10, 2009, the District Court of Dusseldorf issued a decision dismissing the German infringement action. On March 24, 2009, we filed an appeal with the Court of Appeals in Dusseldorf, Germany. A hearing is scheduled in Italy for October 7, 2009.

On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent. An appeal decision was received on March 15, 2007, finding the patent valid but not infringed. We appealed the finding and on March 6, 2009, the Dutch Supreme Court dismissed our appeal.

On September 27, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on September 21, 2007, in Mannheim, Germany, and a further hearing is scheduled for August 7, 2009.

On November 29, 2007, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® and Cypher® Select drug-eluting stents infringe one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. On October 17, 2008, the Court ruled that a technical expert be appointed to evaluate infringement. A hearing has been scheduled for August 7, 2009.

On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. On August 29, 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On February 20, 2009, Johnson & Johnson filed a motion to amend its complaint to reinstate its tortious interference claims against us and Abbott and to add additional breach allegations against Guidant. On March 27, 2009, we filed an opposition to the motion. A trial date has not yet been scheduled.

On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, will infringe a U.S. patent owned by them. The suit was filed in the United States District Court of Delaware seeking monetary and injunctive relief. A preliminary injunction hearing is scheduled for May 27, 2009.

Litigation with St. Jude Medical, Inc.

Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the District Court in Indianapolis. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009 the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. The en banc hearing has been set for May 29, 2009.

Litigation with Medinol Ltd.

On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us. The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. On December 14, 2006, an appellate decision was rendered upholding the trial court ruling. On March 6, 2009, the Dutch Supreme Court reversed the appellate court decision and sent the case back to the appellate court for further proceedings.

Other Stent System Patent Litigation

On August 6, 2008, Boston Scientific Scimed and we filed suit against Wall Cardiovascular Technologies, in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity and unenforceability due to inequitable conduct and prosecution history laches of a U.S. patent owned by them, and of non-infringement of the patent by our PROMUS® coronary stent system. On January 2, 2009, we filed an amended complaint to include noninfringement of the patent by our TAXUS® Liberté® stent delivery system and to add Cardio Holdings LLC as a defendant. On February 27, 2009, Wall and Cardio Holdings filed a motion to dismiss.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. A trial has been scheduled for November 30, 2009, if the Court does not grant our motion to transfer.

CRM Litigation

Approximately 19 product liability class action lawsuits and more than 615 individual lawsuits involving approximately 1,012 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 244 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering up to 8,550 patient claims, including all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. More than 8,000 claims have been approved for participation in the MDL settlement.  As a result, we have made payments of approximately $225 million related to the MDL settlement and, if certain agreed-upon requirements are met, may make substantially all of the remaining $15 million payment during the second quarter of 2009. On April 6, 2009, the judge in the MDL issued an order dismissing with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement.  Further dismissal orders are expected as additional claimants are approved for participation in the settlement.

We are aware of more than 18 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Nine of those suits pending in Canada are putative class actions, seven of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Court certified a class of all persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. The second of these lead putative class actions encompasses all persons in whom pacemakers were implanted in Canada. A hearing on whether this putative class action should be certified concluded on February 12, 2009.

Securities Related Litigation

On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, on behalf of themselves and all others similarly situated, each filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and DOJ investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 16, 2008, the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall related claims and remanded the matter for further proceedings. On February 25, 2009, the Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. A trial has not yet been scheduled.

Governmental Proceedings – Guidant

On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS (Guidant France) had agreed with the four other main suppliers of implantable cardiac defibrillators (ICDs) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. The French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On April 8, 2009, the Paris Court of Appeals dismissed the Minister's request for increased sanctions and confirmed the monetary fines previously assessed.

Other Proceedings

On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law.  On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On May 16, 2008, we answered denying the allegations in the complaint. A hearing has been scheduled for May 8, 2009.

FDA Warning Letters

In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. The FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III submissions previously on hold due to the corporate warning letter and has approved all eligible requests for Certificates to Foreign Governments. The corporate warning letter remains in place pending final remediation of certain Medical Device Report filing issues, which we are actively working with the FDA to resolve. We have informed the FDA that we are ready for reinspection of the impacted sites and expect reinspections to begin shortly.

During the first quarter of 2009, we acquired a third-party sterilization facility currently subject to a warning letter from the FDA. The FDA has requested documentation and explanation regarding various corrective actions related to the facility. This information has been provided and we are currently working with the FDA to resolve remaining issues. We do not expect this warning letter to have an impact on the resolution of our corporate warning letter.

Matters Concluded Since January 1, 2009

On April 2, 1997, Ethicon and other Johnson & Johnson subsidiaries filed a cross-border proceeding in The Netherlands alleging that the NIR® stent infringes a European patent licensed to Ethicon. In January 1999, Johnson & Johnson amended the claims of the patent and changed the action from a cross-border case to a Dutch national action. The Dutch Court asked the Dutch Patent Office for technical advice on the validity of the amended patent. On August 31, 2005, the Dutch Patent Office issued its technical advice that the amended patent was valid and on October 8, 2008, the Dutch Court found the patent valid. In light of a prior finding of noninfringement, we have determined not to appeal the finding.

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

On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we were seeking a declaratory judgment of patent invalidity and of non-infringement by our PROMUS® coronary stent system relating to two U.S. patents owned by Medtronic. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed on January 30, 2009.

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

On April 4, 2007, SciCo Tec GmbH filed suit against us alleging certain of our balloon catheters infringe a U.S. patent owned by SciCo Tec GmbH. The suit was filed in the U. S. District Court for the Eastern District of Texas seeking monetary and injunctive relief. On May 10, 2007, SciCo Tec filed an amended complaint alleging certain additional balloon catheters and stent delivery systems infringe the same patent. On February 7, 2009, the parties settled this suit and on April 20, 2009, the parties executed a definitive settlement agreement. On May 6, 2009, the District Court dismissed the case with prejudice.

On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Medizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH. The suit was filed in Mannheim, Germany.   On February 7, 2009, the parties settled this suit and on April 21, 2009, the parties executed a definitive settlement agreement.

On March 26, 2002, we and our wholly owned subsidiary, Target Therapeutics, Inc., filed suit for patent infringement against Cordis alleging that certain detachable coil delivery systems infringe three U.S. patents, owned by or exclusively licensed to Target. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On February 27, 2009, the parties executed a definitive settlement agreement and on March 11, 2009, the case was formally dismissed.

On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express® coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 11, 2008, the jury found that our TAXUS® Express® and TAXUS® Liberté® stent products infringe Dr. Saffran’s patent and that the patent is valid. No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. On March 16, 2009, Bruce N. Saffran, M.D., PhD. and we agreed to settle all outstanding litigation between us. As a result of this agreement, we recorded a litigation-related charge of $50 million during the first quarter of 2009. A joint motion to dismiss the appeal with prejudice was granted on March 20, 2009. On April 3, 2009, a related complaint was also dismissed.

With respect to ANCURE System claims, Guidant litigated coverage claims with its insurers in the Circuit Court of DuPage County Illinois and the Superior Court of Marion County, Indiana. Three of the insurers settled in 2008 and Guidant settled with the other insurers in March 2009. In April 2009, both the Illinois and the Indiana lawsuits were dismissed.

NOTE M – SEGMENT REPORTING

During the first quarter of 2009, we reorganized our international structure to provide more direct sales focus in the marketplace. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. Each of our reportable segments generates revenues from the sale of medical devices. As of March 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.

We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for the first quarter of 2008 based on our standard currency exchange rates used for 2009, in order to remove the impact of currency fluctuations. In addition, we have reclassified previously reported segment results to be consistent with the 2009 presentation. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
(in millions)	2009	2008

Net sales

United States	$1,170	$1,117
EMEA	473	457
Japan	207	211
Inter-Continental	168	156
Net sales allocated to reportable segments	2,018	1,941
Sales generated from divested businesses	4	32
Impact of foreign currency fluctuations	(12)	73
	$2,010	$2,046

(Loss) income before income taxes

United States	$274	$280
EMEA	228	217
Japan	116	126
Inter-Continental	78	75
Operating income allocated to reportable segments	696	698
Manufacturing operations	(106)	(101)
Corporate expenses and currency exchange	(127)	(67)
Acquisition-, divestiture-, litigation-, and restructuring- related net (charges) credits	(324)	193
Amortization expense	(128)	(143)
	11	580
Other expense	(108)	(118)
	$(97)	$462

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an intangible asset and amortized over its estimated useful life. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. During the first quarter of 2009, we did not consummate any material business combinations.

Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance.  We adopted Statement No. 161 as of the first quarter ended March 31, 2009. Refer to Note B – Financial Instruments for these disclosures.

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

In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. We are involved in several post-closing separation activities through transition service agreements, some from which we continue to generate net sales. These transition service agreements expire throughout 2009 and 2010. Refer to Strategic Initiatives and Note G – Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these business divestitures.

Financial Summary

Our net sales for the first quarter of 2009 were $2.010 billion, including sales from divested businesses of $4 million, as compared to net sales of $2.046 billion for the first quarter of 2008, including sales from divested businesses of $32 million, a decrease of $36 million or two percent. Excluding the impact of foreign currency, which contributed a negative $85 million to net sales, and sales from divested businesses, our net sales increased four percent for the first quarter of 2009, as compared to the same period in the prior year. See Quarterly Results for a discussion of our net sales. Our reported net loss for the first quarter of 2009 was $13 million, or $0.01 per share, as compared to net income of $322 million, or $0.21 per share, for the first quarter of 2008. Our reported results for the first quarter of 2009 included acquisition-, divestiture-, litigation- and restructuring-related charges; and discrete tax items (after-tax) of $201 million, or $0.13 per share, consisting primarily of:

•	$240 million ($287 million pre-tax) of litigation-related charges associated with various litigation matters;
•	$26 million ($37 million pre-tax) of restructuring and restructuring-related charges associated with our Plant Network Optimization and 2007 Restructuring plans; and
•	a $63 million credit, on both a pre-tax and after-tax basis, for discrete tax items related to certain tax positions associated with prior period divestiture-related credits.

Our reported results for the first quarter of 2008 included acquisition-, divestiture-, litigation- and restructuring-related net credits (after-tax) of $74 million, consisting of gains of $114 million associated with the divestiture of certain of our non-strategic businesses, partially offset by $32 million of restructuring and restructuring-related costs, and $8 million of purchased research and development charges.

Business and Market Overview

Cardiac Rhythm Management

Net sales of our Cardiac Rhythm Management (CRM) products (excluding Electrophysiology) represented approximately 29 percent of our consolidated net sales for the first quarter of 2009 and 28 percent in the first quarter of 2008. We estimate that the worldwide CRM market will approach $11.0 billion in 2009. Worldwide CRM market growth rates over the past three years, including the implantable converter defibrillator (ICD) market, have been below those experienced in prior years, resulting primarily from previous industry field actions and a lack of new indications for use. However, for the last five consecutive quarters, we have seen consistent growth in the worldwide ICD market.

The following are the components of our worldwide CRM sales:

(in millions)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	U.S.	International	Total	U.S.	International	Total
ICD systems	$312	$132	$444	$274	$137	$411
Pacemaker systems	84	61	145	82	72	154
CRM products	396	193	589	356	209	565
Electrophysiology products	29	8	37	29	9	38
Total CRM	$425	$201	$626	$385	$218	$603

Our U.S. sales of CRM products in the first quarter of 2009 increased $40 million, or 11 percent, as compared to the first quarter of 2008, representing the fourth consecutive quarter of double digit growth. Our U.S. sales benefited from an increase in the size of the U.S. CRM market and from the successful launch of our next-generation COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) and TELIGEN® ICD systems, as well as the launches of our CONFIENT® ICD system, the LIVIAN® CRT-D system, and the ALTRUA™ family of pacemaker systems.

Our international CRM product sales decreased $16 million in the first quarter of 2009, or eight percent, as compared to the first quarter of 2008, due primarily to foreign currency exchange, which contributed a negative $27 million to first quarter 2009 sales as compared to the same period in the prior year. In addition, our net sales and market share in Japan have been negatively impacted as we move to a direct sales model for our CRM products in this region and, until we fully implement this model, our net sales and market share in Japan may continue to be negatively impacted.

During 2008, we received more than a dozen new CRM product approvals. We will continue to expand our product pipeline and expect to begin offering our LATITUDE® Patient Management System in certain European countries in the second quarter of 2009. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. In addition, we expect to launch our COGNIS® and TELIGEN® systems in Japan in the fourth quarter of 2009, subject to regulatory approval. We also plan to launch our next-generation pacemaker system, INGENIO™, in the U.S., our EMEA (Europe/Middle East/Africa) region and certain Inter-Continental countries in the first half of 2011 and believe that these launches position us for sustainable growth within the worldwide CRM market.

Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in net sales from our CRM products could have a significant impact on our results of operations. We believe we are well positioned within the CRM market; however, the following variables may impact the size of the CRM market and/or our share of that market:

•	our ability to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in our technology;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology;

•	the successful conclusion and positive outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches; and

•	average selling prices and the overall number of procedures performed.

Coronary Stents

Net sales of our coronary stent systems represented approximately 24 percent of our consolidated net sales in the first quarters of 2009 and 2008. During the first quarter of 2009, we increased our leadership position in the worldwide drug-eluting stent market with an estimated 44 percent market share. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention procedures performed, as well as the percentage of those that are actually stented; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2009. Uncertainty regarding the efficacy of drug-eluting stent systems, as well as the perceived risk of late stent thrombosis1 following the use of drug-eluting stent systems, contributed to a decline in the worldwide drug-eluting stent market size during 2006 and 2007. However, data addressing this risk and supporting the safety of drug-eluting stent systems positively affected trends in the growth of the drug-eluting stent market throughout 2008 and into 2009, as referring cardiologists regained confidence in this technology.

We are the only company in the industry to offer a two-drug platform strategy with our TAXUS® paclitaxel-eluting stent system and the PROMUS® everolimus-eluting stent system. The following are the components of our worldwide coronary stent system sales:

(in millions)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$132	$162	$294	$218	$192	$410
PROMUS®	114	37	151		18	18
Drug-eluting	246	199	445	218	210	428
Bare-metal	16	28	44	26	36	62
	$262	$227	$489	$244	$246	$490

U.S. sales of our drug-eluting stent systems increased $28 million, or 13 percent, in the first quarter of 2009, as compared to the same period in the prior year. Despite an increase in competition following two new market entrants in 2008, during the first quarter of 2009, we maintained our leadership position with an estimated 50 percent share of the U.S. drug-eluting stent market, as compared to 47 percent share during the fourth quarter
__________________
1  Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

of 2008 and 50 percent share during the first quarter of 2008. Included in our net sales for the first quarter of 2009 was a $14 million reduction of our sales returns reserves following the completion of our planned transition from our TAXUS® Express2 drug-eluting stent system to our second-generation TAXUS Liberté®  stent system. We believe we have maintained our position within the U.S. drug-eluting stent market due to the success of our two-drug platform strategy and the strength of the TAXUS® Liberté® stent system and our TAXUS® Express2® Atom™ stent system, both of which we launched in the U.S. during the fourth quarter of 2008. In addition, increases in the number of stent procedures performed in the U.S. during the first quarter of 2009, as compared to the same period in the prior year, as well as increasing penetration rates, have had a positive effect on the size of the U.S. drug-eluting stent market and our net sales. Average drug-eluting stent penetration rates in the U.S. were 75 percent during the first quarter of 2009, as compared to 63 percent during the first quarter of 2008. Penetration rates in the U.S. have steadily increased for five consecutive quarters, indicating the on-going recovery of the U.S. drug-eluting stent market. Partially offsetting the impact of increased penetration rates on the market were reductions in average selling prices in the first quarter of 2009, as compared to the first quarter of 2008, due to competitive pricing pressure.

Our international drug-eluting stent system sales decreased $11 million, or five percent, in the first quarter of 2009 as compared to the first quarter of 2008, due primarily to the impact of foreign currency exchange, which contributed a negative $16 million to our first quarter sales, as compared to the same period in the prior year. Within our international business, net sales of our drug-eluting stent systems in Japan increased $13 million, or 23 percent, driven primarily by the February launch of our second-generation TAXUS® Liberté® stent system. We estimate that our share of the drug-eluting stent market in Japan was 54 percent for the first quarter of 2009, as compared to 44 percent for the first quarter of 2008. We expect to launch PROMUS® Element™ in our EMEA region and certain Inter-Continental countries in late 2009 and in the U.S. and Japan in mid-2012. We expect to launch the PROMUS® everolimus-eluting coronary stent system during the fourth quarter of 2009 in Japan, subject to regulatory approval.

In July 2008, Abbott Laboratories launched its XIENCE V™ everolimus-eluting coronary stent system in the U.S., and, simultaneously, we launched the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system. The PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of the PROMUS® stent system increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Further, the price we pay for our supply of PROMUS® stent systems is determined by our contracts with Abbott.  Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for PROMUS® stent systems and third-party reports of our average selling price of PROMUS® stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of PROMUS® stent systems. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs, and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2006, 2007 and a portion of 2008. As a result, during 2009, we may record a gain or loss based on this retroactive adjustment, and our on-going profit margins on the PROMUS® stent system may increase or decrease.

We are reliant on Abbott for our supply of PROMUS® stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or the process for forecasting, ordering and receiving shipments may impact their ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of PROMUS® stent systems may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of PROMUS® stent systems from Abbott is sufficient to meet customer demand. Further, our supply agreement with Abbott for PROMUS®

stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension; and through the end of the second quarter of 2012 in the U.S. and Japan. We are developing a next-generation internally manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system and expect to launch this system in our EMEA region and certain Inter-Continental countries in late 2009 and in the U.S. and Japan in mid-2012. We are incurring incremental costs and expending incremental resources in order to develop and commercialize the PROMUS® Element™ stent system and expect that this stent system will have gross profit margins more comparable to our TAXUS® stent system and will improve our overall gross profit and operating profit margins once launched. Our product pipeline also includes the next-generation TAXUS® Element™ coronary stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the fourth quarter of 2009 and in the U.S. and Japan in mid-2011.

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

However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•	our ability to successfully launch next-generation products and technology features;

•	physician and patient confidence in our current and next-generation technology, including drug-eluting stent technology;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed, average number of stents used per procedure, and average selling prices of drug-eluting stent systems;

•	the outcome of intellectual property litigation;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.

During the first quarter of 2009, we successfully negotiated closure of several long-standing legal matters, including any outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases, and settling all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with certain of our existing competitors, including Johnson & Johnson, and other independent patent holders. There can be no assurance that an adverse outcome in one or more proceedings would not materially impact our ability to meet our objectives in the coronary stent market, and our liquidity and results of operations. See Note L - Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a description of these legal proceedings.

Interventional Cardiology (excluding coronary stent systems)

In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures; as well as ultrasound and imaging systems. Worldwide net sales of these products decreased to $249 million in the first quarter of 2009, as compared to $266 million in the first quarter of 2008, a decrease of $17 million or six percent. This decrease includes the unfavorable impact of foreign currency exchange, which contributed a negative $13 million to our net sales.  Our international net sales were $140 million in the first quarter of 2009, as compared to $146 million in the first quarter of 2008.  Excluding the impact of foreign currency exchange, our international net sales increased $7 million, or five percent, primarily due to the strength of our ultrasound and imaging systems sales.  U.S. net sales represented $109 million in the first quarter of 2009, as compared to $120 million for the same period in the prior year, a decrease of $11 million or nine percent. This decrease was a result of the timing of new product introductions. However, in November 2008, the FDA approved our Apex™ PTCA dilatation catheter, used in treating atherosclerotic lesions, and we continue to hold a strong leadership position in the U.S. PTCA balloon catheter market with a 59 percent market share.

Peripheral Interventions

Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Worldwide net sales of these products decreased to $158 million in the first quarter of 2009, as compared to $177 million in the first quarter of 2008, a decrease of $19 million or 12 percent.  The decrease was a result of U.S. sales declines of $9 million, as well as declines in international Peripheral Interventions sales, due primarily to the unfavorable impact of foreign currency exchange, which contributed a negative $7 million in the first quarter of 2009 as compared to the same period in the prior year. Despite the sales declines in the first quarter of 2009, we believe that we are well positioned in the growing Peripheral Interventions market.  In the fourth quarter of 2008, we received FDA approval for three new products: our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling™ Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. We believe that these product offerings will provide momentum and generate growth for our Peripheral Interventions business.

Neurovascular

We market a broad line of products used in treating diseases of the neurovascular system and hold leading market positions in several product markets. Worldwide net sales of our Neurovascular products decreased to $87 million in the first quarter of 2009, as compared to $92 million for the first quarter of 2008, a decrease of $5 million or five percent, primarily as a result of new competitive launches. U.S. Neurovascular net sales represented $31 million in the first quarter of 2009, as compared to $32 million for the same period in the prior year, and international Neurovascular net sales represented $56 of our net sales million in the first quarter of 2009, as compared to $60 million for the same period in the prior year. We plan to launch a next-generation family of detachable coils, including an enhanced delivery system with reduced coil detachment times, in the U.S. in the second half of 2009. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.

Endosurgery

Our Endosurgery group develops and manufactures devices to treat a variety of medical conditions, including diseases of the digestive and pulmonary systems within our Endoscopy division, and urological and gynecological disorders within our Urology/Gynecology division. Our Endosurgery group net sales accounted for 17 percent of our total net sales for the first quarter of 2009 and 16 percent for the first quarter of 2008.  The following are the components of our worldwide Endosurgery net sales:

(in millions)	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	U.S.	International	Total	U.S.	International	Total
Endoscopy	$122	$110	$232	$116	$113	$229
Urology/Gynecology	83	21	104	77	23	100
	$205	$131	$336	$193	$136	$329

Worldwide net sales of our Endoscopy products grew one percent in the first quarter of 2009, as compared to the first quarter of 2008.  An increase in U.S. net sales of five percent was partially offset by declines in international net sales of three percent, due primarily to the impact of foreign currency exchange, which contributed a negative $12 million to first quarter net sales as compared to the same period in the prior year. Excluding the impact of foreign currency, our worldwide Endoscopy sales increased six percent for the first quarter of 2009, as compared to the first quarter of 2008. This increase was driven primarily by the performance of our biliary and hemostasis franchises. We continue to see strong adoption  of our SpyGlass® Direct Visualization System for single-operator duodenoscope assisted cholangiopancreatoscopy, or visual examination of the bile and pancreatic ducts.  In addition, our hemostasis franchise net sales during the first quarter of 2009 benefited from increased utilization of our Resolution® Clip Device, the only currently-marketed mechanical clip designed to open and close (up to five times) before deployment to enable a physician to see the effects of the clip before committing to deployment.

Worldwide net sales of our Urology/Gynecology products grew five percent in the first quarter of 2009, as compared to the first quarter of 2008. An increase in U.S. net sales of eight percent was partially offset by declines in international net sales of nine percent, due primarily to the impact of foreign currency exchange, which contributed a negative $3 million to first quarter 2009 net sales as compared to the same period in the prior year. Excluding the impact of foreign currency, our worldwide Urology/Gynecology net sales increased seven percent for the first quarter of 2009, as compared to the first quarter of 2008. This growth was driven primarily by our Gynecology franchise, which grew 19 percent in the quarter, as compared to the same period in the prior year, as a result of several new product launches. This growth was led by our line of sling-based devices and kits, which are used in the treatment of a variety of stress- and age-related disorders of the lower female anatomy. We anticipate offering new and expanded technologies throughout the remainder of 2009 in both our Endoscopy and Urology/Gynecology businesses, including expanded indications for our SpyGlass® Direct Visualization System and new RX Biliary catheters, as well as additional pelvic floor repair kits and several other Urology and Gynecology products.

Neuromodulation

Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the treatment of chronic pain. Worldwide net sales of our Neuromodulation products increased to $61 million for the first quarter of 2009, as compared to $57 million for the first quarter of 2008, an increase of $4 million or eight percent. U.S. net sales represented $58 million for the first quarter of 2009, as compared to $54 million for the same period in the prior year, and international net sales represented the remaining $3 million for both periods. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which allows the physician to target specific areas of pain more precisely. In addition, we are currently assessing the use of our SCS system to treat additional sources of pain. These factors, coupled with the move of our Neuromodulation business to a new state-of-the-art facility during 2008, position us well for continued growth in this market.

Regulatory Compliance

In January 2006, legacy Boston Scientific received a corporate warning letter from the U.S. Food and Drug Administration (FDA) notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and has approved all currently eligible requests for Certificates to Foreign Governments. The corporate warning letter remains in place pending final remediation of certain Medical Device Report filing issues, which we are actively working with the FDA to resolve. This remediation has resulted and may continue to result in incremental medical device and vigilance reporting, which could adversely affect physician perception of our products. We have informed the FDA that we are ready for reinspection of the impacted sites and expect reinspections to begin shortly.

During the first quarter of 2009, we acquired a third-party sterilization facility currently subject to a warning letter from the FDA. The FDA has requested documentation and explanation regarding various corrective actions related to the facility. This information has been provided and we are currently working with the FDA to resolve remaining issues. We do not expect this warning letter to have an impact on the resolution of our corporate warning letter.

Strategic Initiatives

In 2007, we announced several initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital improvements and our people that are essential to our long-term success. These initiatives have helped to provide better focus on our core businesses and priorities, which we believe will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. The execution of these programs enabled us to reduce R&D and selling, general and administrative (SG&A) expenses by an annualized run rate of approximately $500 million exiting 2008. Each of these initiatives is described in further detail below.

Restructuring

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We initiated activities under the plan in the fourth quarter of 2007 and expect to be substantially complete in 2010.   Refer to Quarterly Results and Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for information on restructuring-related activities and estimated costs.

Plant Network Optimization

In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The plan is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization plan were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Quarterly Results and Note F – Restructuring-related Activities to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for information on restructuring-related activities and estimated costs.

Divestitures

During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sales in the first quarter of 2008. We received pre-tax proceeds of approximately $1.3 billion from the sales of these businesses, and eliminated 2,000 positions in connection with these divestitures.

During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During the first quarter of 2009, we substantially completed the sale of our non-strategic investments, and received additional proceeds and collections of notes receivable of approximately $50 million.

Quarterly Results

Net Sales

The following tables provide our first quarter net sales by region and the relative change on an as reported and constant currency basis. We exclude net sales related to divested businesses from the net sales of our reportable segments. During the first quarter of 2009, we reorganized our international businesses to provide more direct sales focus in the marketplace and now have three international reporting segments. We have reclassified previously reported 2008 results to be consistent with the 2009 presentation.

			Change
	Three Months Ended		As Reported	Constant
	March 31,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

United States	$1,170	$1,117	5%	5%

EMEA	446	507	(12)%	3%
Japan	243	222	9%	(2)%
Inter-Continental	147	168	(13)%	6%
International	836	897	(7)%	2%

Subtotal	2,006	2,014	0%	4%

Divested Businesses	4	32	N/A	N/A

Worldwide	$2,010	$2,046	(2)%	2%

The following tables provide our first quarter worldwide net sales by division and the relative changes on an as reported and constant currency basis. During the first quarter of 2009, we combined our Peripheral Embolization business, previously a component of our Neurovascular division, with our Peripheral Interventions business. We have reclassified previously reported 2008 results to be consistent with the 2009 presentation.

			Change
	Three Months Ended		As Reported	Constant
	March 31,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

Interventional Cardiology	$738	$756	(3)%	1%
Peripheral Interventions	158	177	(12)%	(7)%
Cardiovascular	896	933	(4)%	0%

Neurovascular	87	92	(5)%	0%

Cardiac Rhythm Management	589	565	4%	9%
Electrophysiology	37	38	(3)%	(1)%
Cardiac Rhythm Management	626	603	4%	8%

Endoscopy	232	229	1%	6%
Urology/Gynecology	104	100	5%	7%
Endosurgery	336	329	2%	7%

Neuromodulation	61	57	8%	9%

Subtotal	2,006	2,014	0%	4%

Divested Businesses	4	32	N/A	N/A

Worldwide	$2,010	$2,046	(2)%	2%

We manage our international operating regions and divisions excluding the effect of changes in foreign currency, and we manage market risk from currency exchange rate changes at the corporate level. To calculate revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using standard foreign exchange rates. The regional constant currency growth rates in the table above can be recalculated from our net sales by reportable segment as presented in Note M – Segment Reporting to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. The divisional constant currency growth rates in the table above can be recalculated from the reconciliation provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q1 2009 Net Sales as compared to Q1 2008
	Change		Estimated
(in millions)	As Reported Currency Basis	Constant Currency Basis	Impact of Foreign Currency

Interventional Cardiology	$(18)	$11	$(29)
Peripheral Interventions	(19)	(12)	(7)
Cardiovascular	(37)	(1)	(36)

Neurovascular	(5)	0	(5)

Cardiac Rhythm Management	24	51	(27)
Electrophysiology	(1)	0	(1)
Cardiac Rhythm Management	23	51	(28)

Endoscopy	3	15	(12)
Urology/Gynecology	4	7	(3)
Endosurgery	7	22	(15)

Neuromodulation	4	5	(1)

Subtotal	(8)	77	(85)

Divested Businesses	(28)	(28)	0

Worldwide	$(36)	$49	$(85)

U.S. Net Sales

Our U.S. net sales, excluding sales from divested businesses, increased $53 million, or five percent in the first quarter of 2009, as compared to the first quarter of 2008. The increase was due primarily to an increase in U.S. CRM product sales of $40 million in the first quarter of 2009, as compared to the same period in the prior year, as well as an increase in U.S. sales of our coronary stent systems of $18 million. In addition, U.S. sales in our Endosurgery division grew $12 million in the first quarter of 2009, as compared to the same period in the prior year, driven by strength in our biliary and hemostasis franchises, and our Neuromodulation division increased sales by $4 million.  These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $11 million in the first quarter of 2009, as compared to the same period in the prior year, as well as a decrease of $9 million from our Peripheral Interventions business. Refer to the Business and Market Overview section for a more detailed discussion of our net sales.

International Net Sales

Our international net sales, excluding sales from divested businesses, decreased $61 million, or seven percent, in the first quarter of 2009, as compared to the first quarter of 2008. The decrease was attributable primarily to the impact of foreign currency exchange, which contributed a negative $85 million to our international net sales, excluding sales from divested businesses. Excluding the impact of foreign currency and sales from divested businesses, our international net sales increased two percent as compared to the same period in the prior year. Within our international business, net sales of our coronary stent systems decreased $19 million and CRM product sales decreased $16 million. In addition, international net sales from our Peripheral Interventions business decreased $10 million in the first quarter of 2009, as compared to the same period in the prior year, and net sales from our Interventional Cardiology (excluding coronary stent systems) business decreased $6 million. Each of our international businesses was negatively impacted by the effect of foreign currency fluctuations during the first quarter of 2009, as compared to the same period in the prior year. Refer to the Business and Market Overview section for a more detailed discussion of our net sales.

Gross Profit

For the first quarter of 2009, our gross profit was $1.403 billion, as compared to $1.466 billion for the first quarter of 2008. Our gross profit margin for the first quarter of 2009 decreased to 69.8 percent from 71.7 percent for the same period in the prior year. The following is a reconciliation of our gross profit margin and a description of the drivers of the change from period to period:

Gross profit margin - three months ended March 31, 2008	71.7%
Shifts in product sales mix	(2.5)%
Net impact of foreign currency	1.4%
All other	(0.8)%
Gross profit margin - three months ended March 31, 2009	69.8%

The primary factor contributing to a shift in product sales mix toward lower margin products was a decrease in sales of our higher margin TAXUS® drug-eluting stent systems. The shift in sales away from TAXUS® stent systems during the first quarter of 2009 was due primarily to increased sales of the PROMUS® stent system in the U.S., following its July 2008 approval and launch. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system. In the first quarter of 2009, sales of the PROMUS® stent system represented 34 percent of our worldwide drug-eluting stent system sales, as compared to four percent in the first quarter of 2008. In addition, our gross profit margin for the first quarter of 2009, as compared to the same period in the prior year, was positively impacted by the settlement of foreign currency hedge contracts on intercompany and third party transactions.

Operating Expenses

The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2009		2008
(in millions)	$	% of Net Sales	$	% of Net Sales
Selling, general and administrative expenses	651	32.4	661	32.3
Research and development expenses	257	12.8	244	11.9
Royalty expense	46	2.3	46	2.2

Selling, General and Administrative (SG&A) Expenses

In the first quarter of 2009, our SG&A expenses decreased by $10 million, or two percent, as compared to the first quarter of 2008. As a percentage of our net sales, SG&A expenses increased slightly to 32.4 percent for the first quarter of 2009, from 32.3 percent for the same period in the prior year. The decrease in our SG&A expenses related primarily to a $20 million benefit from foreign currency exchange fluctuations and $6 million of lower restructuring-related charges associated with our 2007 Restructuring plan. Refer to the Strategic Initiatives section for discussion of this initiative. These decreases were partially offset by costs associated with certain initiatives to increase our net sales growth.

Research and Development (R&D) Expenses

Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In the first quarter of 2009, our R&D expenses increased by $13 million, or five percent, as compared to the first quarter of 2008, driven by an increase in new product development activities associated with our Cardiovascular, Neurovascular and Neuromodulation technologies. As a percentage of our net sales, R&D expenses increased to 12.8 percent for the first quarter of 2009, from 11.9 percent for the same period in the prior year. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that will contribute to our short- and long-term profitable sales growth.

Royalty Expense

In the first quarter of 2009, our royalty expense was flat with the first quarter of 2008. As a percentage of our net sales, royalty expense increased slightly to 2.3 percent from 2.2 percent for the same period in the prior year. Royalty expense attributable to sales of our drug-eluting stent systems increased $7 million as compared to the first quarter of 2008. This was driven by an overall increase in worldwide sales of drug-eluting stent systems, as well as a shift in the mix of our drug-eluting stent system sales towards the PROMUS® stent system, following its launch in the U.S. in 2008. The royalty rate applied to sales of the PROMUS® stent system is, on average, higher than that associated with sales of our TAXUS® stent system. Offsetting this increase was a decrease in royalty expense of $7 million attributable to our other products, which relates primarily to the expiration of a CRM royalty agreement during the quarter.

Amortization Expense

In the first quarter of 2009, our amortization expense decreased to $128 million, as compared to $143 million for the first quarter of 2008, a decrease of $15 million or ten percent. The decrease related primarily to the 2008 write down of certain intangible assets to their fair values, and to certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life during 2008.

Purchased Research and Development

Our policy is to record certain costs associated with strategic alliances as purchased research and development. In accordance with this policy, we recorded $13 million of purchased research and development charges in the first quarter of 2008 associated with entering certain licensing and development arrangements. Our adoption of Financial Accounting Standards Board (FASB) Statement No. 141(R), Business Combinations, as of January 1, 2009, did not change this policy with respect to asset purchases. For any future business combinations that we consummate, we will recognize purchased research and development as an intangible asset, in accordance with Statement No. 141(R). Our research and development projects acquired in connection with prior business combinations and alliances are progressing in line with the estimates set forth in our 2008 Annual Report on Form 10-K. We expect to continue to pursue these research and development efforts and believe we have a reasonable chance of completing the projects.

Litigation-related Charges

We record certain significant litigation-related charges as a separate line item in our accompanying unaudited condensed consolidated statements of operations. In the first quarter of 2009, we recorded a pre-tax charge of $237 million associated with a decision reached by the Court of Appeals for the Federal Circuit upholding the District Court’s decision that certain of our stent systems infringed certain Johnson & Johnson patents. This amount represents an estimate of the low end of the range of potential outcomes related to this matter. The range is subject to substantial estimation, including attempting to determine the possible future findings of a jury.  As such, the high end of the range cannot be reasonably estimated at this time. In addition, we recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D. See further discussion of our material legal proceedings in Note L — Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Restructuring Charges and Restructuring-related Activities

In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support.  The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete in 2010.

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

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$225 million to $230 million
Fixed asset write-offs	$20 million
Other (1)	$65 million to $70 million

Restructuring-related expenses:
Retention incentives	$75 million to $80 million
Accelerated depreciation	$10 million to $15 million
Transfer costs (2)	$30 million to $35 million

$425 million to $450 million

(1)	Consists primarily of consulting fees and contractual cancellations.
(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams,freight and product line validations.

As a result of the execution of our 2007 Restructuring plan and our divestiture-related initiatives, we reduced R&D and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million to $40 million, as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from these initiatives into targeted head count increases of 500 positions, primarily in direct sales, to drive sales growth.

In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The plan is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization plan were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. We estimate that the plan will result in annual reductions of manufacturing costs of approximately $65 million to $80 million in 2012.  These savings are in addition to the estimated $35 million to $40 million of annual reductions of manufacturing costs in 2012 from activities under our 2007 Restructuring plan.

We estimate that the execution of this plan will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $120 million to $130 million of these charges will result in future cash outlays.  The following provides a summary of our estimates of costs associated with the plan by major type of cost:

Type of cost	Total estimated amount expected to be incurred
Restructuring charges:
Termination benefits	$45 million to $50 million

Restructuring-related expenses:
Accelerated depreciation	$15 million to $20 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.

During the first quarter of 2009, we recorded $23 million of restructuring charges.  In addition, we recorded $14 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations, as well as by plan:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$18				$5	$23

Restructuring-related expenses:
Cost of products sold		$1	$2	$7		10
Selling, general and administrative expenses		3				3
Research and development expenses		1				1
		5	2	7		14
	$18	$5	$2	$7	$5	$37

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Other	Total
2007 Restructuring plan	$3	$5	$1	$4	$5	$18
Plant Network Optimization plan	15		1	3		19
	$18	$5	$2	$7	$5	$37

During the first quarter of 2008, we recorded $29 million of restructuring charges.  In addition, we recorded $15 million of expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:

(in millions)	Termination Benefits	Retention Incentives	Accelerated Depreciation	Transfer Costs	Other	Total
Restructuring charges	$20				$9	$29

Restructuring-related expenses:
Cost of products sold		$3	$1			4
Selling, general and administrative expenses		6	3			9
Research and development expenses		2				2
		11	4			15
	$20	$11	$4	$	$9	$44

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits throughout 2009 and 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.  Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment.  Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146. Accelerated depreciation is being recorded over the new remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring and restructuring-related costs of $354 million since we committed to each plan. The following presents these costs by major type and by plan:

(in millions)	2007 Restructuring	Plant Network Optimization	Total
Termination benefits	$195	$15	$210
Retention incentives	53		53
Fixed asset write-offs	18		18
Accelerated depreciation	12	1	13
Transfer costs	8	3	11
Other	49		49
	$335	$19	$354

In the first quarter of 2009, we made cash payments of approximately $22 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits and retention incentives, production line transfer costs and other restructuring costs.  We have made cumulative cash payments of approximately $250 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations.  We expect to record the remaining costs associated with the 2007 Restructuring plan during 2009 and make the remaining cash payments throughout 2009 and into 2010 using cash generated from operations. In the first quarter of 2009, we made cash payments of approximately $3 million associated with our Plant Network Optimization plan, which related to termination benefits and production line transfer costs, and represent the total amounts paid since committing to the Plant Network Optimization plan.  These payments were made using cash generated from our operations.  We expect to record the remaining costs associated with the Plant Network Optimization plan throughout 2009 and 2010, and make the remaining cash payments through 2011 using cash generated from operations.

Gain on Divestitures

In the first quarter of 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses. Refer to the Strategic Initiatives section and Note G – Divestitures to our unaudited condensed consolidated financial statements included in Item 1 of this Annual Report for more information on our business divestitures.

Interest Expense

Our interest expense decreased to $102 million in the first quarter of 2009 as compared to $131 million in the first quarter of 2008. The decrease in our interest expense related primarily to a decrease in our average debt levels, due to debt prepayments of $1.425 billion during 2008 and $500 million during the first quarter of 2009, as well as a decrease in our average borrowing rate.

Other, net

Our other, net reflected expense of $6 million in the first quarter of 2009, as compared to income of $13 million in the first quarter of 2008. The following are the components of other, net:

	Three Months Ended
	March 31,
(in millions)	2009	2008
Interest income	$4	$17
Foreign currency (losses) gains	(6)	5
Net losses on investments and notes receivable		(6)
Other	(4)	(3)
	$(6)	$13

Our interest income decreased in the first quarter of 2009, as compared to the first quarter of 2008, due primarily to lower average investment rates, as well as lower average cash balances.

Tax Rate

The following table provides a summary of our reported tax rate:

	Three Months Ended March 31,		Percentage Point Increase
	2009	2008	(Decrease)
Reported tax rate	86.6%	30.3%	56.3%
Impact of certain charges*	(65.6)%	(6.7)%	(58.9)%

*These charges are taxed at different rates than our effective tax rate.

The increase in our reported tax rate for the first quarter of 2009, as compared to the same period in the prior year, related primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In the first quarter of 2009, these charges included restructuring and litigation-related charges; a favorable tax ruling on a gain from a prior period divestiture, resulting in a $63 million tax benefit;  and discrete items associated primarily with state law changes.  In 2008, these charges included restructuring and restructuring-related charges, a gain on the divestiture of certain non-strategic businesses, and discrete tax items associated with the resolution of various tax matters.

As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. As of March 31, 2009, we had $1.116 billion of gross unrecognized tax benefits, $993 million of which, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate.

We recognize interest and penalties related to income taxes as a component of income tax expense.  We recognized interest expense of $11 million in the first quarter of 2009. The total amount of interest and penalties recognized in the first quarter of 2008 was a reduction of expense of $2 million due to the settlement of previously recorded tax matters. We had $286 million accrued for gross interest and penalties as of March 31, 2009 and $268 million as of December 31, 2008.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions.  We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first quarter of 2009, we resolved certain matters and paid taxes related to a foreign audit. As a result of payments related to these matters, we decreased our reserve for uncertain tax positions by $7 million.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $161 million.

Critical Accounting Policies

Our financial results are affected by the selection and application of accounting policies and methods. As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations. Refer to Note E – Acquisitions to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for a discussion of our adoption of this standard. There were no other material changes in the three months ended March 31, 2009 to the application of critical accounting policies as described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Liquidity and Capital Resources

The following tables provide a summary of our net debt and cash flow:

Net Debt2

	March 31,	December 31,
(in millions)	2009	2008
Short-term debt	$5	$2
Long-term debt	6,242	6,743
Total debt	6,247	6,745
Less: cash and cash equivalents	897	1,641
Net debt	$5,350	$5,104

2 Management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure. Users of our financial statements should consider this non-GAAP financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with GAAP.

Cash Flow

	Three Months Ended March 31,
(in millions)	2009	2008
Cash provided by operating activities	$261	$266
Cash (used for) provided by investing activities	(517)	620
Cash used for financing activities	(488)	(599)

Operating Activities

Cash generated from operations decreased slightly in the first quarter of 2009, as compared to the first quarter of 2008. The decrease was due primarily to lower gross profit, resulting primarily from lower net sales and shifts in product mix; as well as litigation-related payments of $33 million attributable to the settlement of certain outstanding litigation with Medtronic and payments on the Guidant multi-district product liability litigation (MDL) settlement. These decreases were partially offset by lower restructuring-related payments of $60 million, due to the expiration of severance agreements associated with our 2007 Restructuring plan; and lower interest payments as a result of debt prepayments and a lower average debt balance.

Investing Activities

During the first quarter of 2009, our investing activities included a final fixed payment of approximately $500 million to Advanced Bionics, as well as capital expenditures of $60 million. We expect to incur total capital expenditures of approximately $375 million during 2009, which includes capital expenditures to further upgrade our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform and to support continued growth in our business units. These cash outflows were partially offset by $50 million of proceeds during the quarter associated with the monetization of the majority of our investments in, and notes receivable from certain publicly traded and privately held companies.

Financing Activities

Our cash flows from financing activities reflect issuances and repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs. We expect to continue to use a significant portion of our future operating cash flow over the next several years to reduce our debt obligations.

Debt

We had total debt of $6.247 billion as of March 31, 2009 at an average interest rate of 5.84 percent, as compared to total debt of $6.745 billion as of December 31, 2008 at an average interest rate of 5.65 percent. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2009, is as follows:

	Payments due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total
Term loan		$325	$2,000				$2,325
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050
	$	$325	$3,750	$	$	$2,200	$6,275

Note:
The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.

In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants.  Refer to Note D – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for information regarding the terms of the amendment. At the same time, we prepaid $500 million of our term loan and reduced our revolving credit facility by $250 million.

Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants. As of March 31, 2009, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. See Note D – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Equity

During the first quarter of 2009, we received $12 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $26 million in the first quarter of 2008. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.

Contractual Obligations and Commitments

Certain of our acquisitions involve the payment of contingent consideration. See Note E – Acquisitions to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions.

There have been no material changes to our contractual obligations and commitments as reported in our 2008 Annual Report on Form 10-K.

Legal Matters

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

Our accrual for legal matters that are probable and estimable was $1.340 billion as of March 31, 2009 and $1.089 million as of December 31, 2008, and includes estimated costs of settlement, damages and defense.  The increase in our accrual is due primarily to first quarter charges of $237 million as a result of a ruling in a patent infringement case brought against us by Johnson & Johnson, and $50 million related to the settlement of a patent infringement case brought against us by Bruce Saffran, M.D., Ph.D. These matters are described in Note L – Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report. Partially offsetting this increase was a decrease of $15 million as a result of first quarter payments related to the 2008 settlement of certain litigation between us and Medtronic, Inc., and $18 million attributable to payments made during the quarter related to the Guidant multi-district product liability litigation (MDL) settlement, both described in Note L. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results and cash flows. See further discussion of our material legal proceedings in Note L for material developments with regard to the litigation disclosed in our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements

Statement No. 141(R)

In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased in-process research and development be recognized as an intangible asset and amortized over its estimated useful life. We are required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. During the first quarter of 2009, we did not consummate any material business combinations.

Statement No. 161

In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance.  We adopted Statement No. 161 as of the first quarter ended March 31, 2009. Refer to Note B – Financial Instruments to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for these disclosures.

Safe Harbor for Forward-Looking Statements

Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance; our growth strategy; the cost, timing and effectiveness of our 2007 Restructuring and Plant Network Optimization initiatives; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; research and development efforts; product development and iterations; new product launches and launches of our existing products in new geographies; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the outcome of matters before taxing authorities; intellectual property and litigation matters; our ability to finance our capital needs and expenditures; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet the financial covenants required by our term loan and revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at this time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.

Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified significant forward-looking statements below and elsewhere in this Quarterly Report, which are based on certain risks and uncertainties, in order to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and elsewhere in this Quarterly Report.

CRM Products

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

Coronary Stent Business

•
Volatility in the coronary stent market, our estimates for the worldwide coronary stent market, the recovery of the coronary stent market, our ability to increase coronary stent net sales, competitive offerings and the timing of receipt of regulatory approvals to market existing and anticipated drug-eluting stent technology and other stent platforms;

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

•
Our share of the worldwide and U.S. drug-eluting stent markets, the distribution of share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure, average selling prices, and the penetration rate of drug-eluting stent technology in the U.S. and international markets;

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, our ability to adequately address concerns regarding the perceived risk of late stent thrombosis, and the results of drug-eluting stent clinical trials undertaken by us, our competitors or other third parties;

•	Abbott’s ability to obtain approval for its XIENCE V™ everolimus-eluting coronary stent system in Japan and Abbott’s payment to us of the associated milestone obligation;

•	Our reliance on Abbott’s manufacturing capabilities and supply chain, and our ability to align our PROMUS® stent system supply from Abbott with customer demand;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions; and

•	Our ability to retain key members of our cardiology sales force and other key personnel.

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

•	The effect of our litigation, risk management practices, including self-insurance, and compliance activities on our loss contingencies, legal provision and cash flows;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

•	Costs associated with our on-going compliance and quality activities and sustaining organizations;

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide; and

•	Legislative or regulatory efforts to modify the product approval or reimbursement process, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency.

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

•
Our ability to develop next-generation products and technologies successfully across all of our businesses, as well as our ability to develop products and technologies successfully in our other businesses;

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

•
Our ability to prioritize our internal research and development project portfolio and our external investment portfolio to identify profitable growth opportunities and keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of any of these projects;

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

Liquidity

•
Our ability to implement, fund, and achieve timely and sustainable cost improvement measures consistent with our expectations, including our 2007 Restructuring plan, intended to better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives, and our Plant Network Optimization plan, intended to improve overall gross profit margins;

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments, as well as to effectively manage our debt levels and covenant compliance and to minimize the impact of interest rate fluctuations on our earnings and cash flows;

•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to resolve open tax matters favorably and recover substantially all of our deferred tax assets; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.

Other

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee or Board of Directors;

•	Risks associated with our acquisition of Guidant, including, among other things, the indebtedness we have incurred and the integration challenges we will continue to face;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we execute our 2007 Restructuring and Plant Network Optimization plans; and

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including our 2007 Restructuring and Plant Network Optimization plans, in order to streamline our operations, reduce our debt obligations and improve our gross margins.

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

Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.240 billion as of March 31, 2009 and $4.396 billion as of December 31, 2008. We recorded $172 million of other assets and $47 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2009, as compared to $132 million of other assets and $195 million of other liabilities as of December 31, 2008. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $263 million as of March 31, 2009 and by $315 million as of December 31, 2008. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $322 million as of March 31, 2009 and by $385 million as of December 31, 2008. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.

Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had interest rate derivative instruments outstanding in the notional amount of $4.350 billion as of March 31, 2009 and $4.90 billion as of December 31, 2008. The notional amount decrease is due to the early termination of certain interest rate contracts in the amount of $500 million during the quarter.  We recorded $38 million of other liabilities to recognize the fair value of our interest rate derivative instruments as of March 31, 2009 as compared to $46 million as of December 31, 2008. A one-percentage point increase in interest rates would increase the derivative instruments’ fair value by $26 million as of March 31, 2009, as compared to an increase of $32 million as of December 31, 2008. A one-percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $30 million as of March 31, 2009 as compared to a decrease of $35 million as of December 31, 2008. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. As of December 31, 2008, $6.172 billion of our outstanding debt obligations was at fixed interest rates or had been converted to fixed interest rates through the use of interest rate derivative instruments, representing 99 percent of our total debt.

See Note B - Financial Instruments to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report for detailed information regarding our derivative financial instruments.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President - Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

During the quarter ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

Note L - Commitments and Contingencies to our unaudited condensed consolidated financial statements contained elsewhere in this Quarterly Report is incorporated herein by reference.

ITEM 1A.                  RISK FACTORS

In addition to information set forth in this report, you should carefully consider the factors discussed in “Part II, Item 1A. Risk Factors” in our 2008 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 7, 2009.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive Vice President - Finance and Information Systems