Form 10-Q
period 2009-06-30
BOSTON SCIENTIFIC CORP
filed 2009-08-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009	Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of July 31, 2009
Common Stock, $.01 par value	1,507,498,546

Page No.
PART I FINANCIAL INFORMATION	3

Item 1. Condensed Consolidated Financial Statements	3

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	65

Item 4. Controls and Procedures	66

PART II OTHER INFORMATION	67

Item 1. Legal Proceedings	67

Item 1A. Risk Factors	67

Item 4. Submission of Matters to a Vote of Security Holders	68

Item 5. Other Information	69

Item 6. Exhibits	69

SIGNATURE	70
EX-10.1 Form of Retention Agreement
EX-10.2 Amendment No.2 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters
EX-31.1 Section 302 Certification of the Chief Executive Officer
EX-31.2 Section 302 Certification of the Chief Financial Officer
EX-32.1 Section 906 Certification of the Chief Executive Officer
EX-32.2 Section 906 Certification of the Chief Financial Officer
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions, except per share data)	2009	2008	2009	2008
Net sales	$2,074	$2,024	$4,084	$4,071
Cost of products sold	630	604	1,237	1,185

Gross profit	1,444	1,420	2,847	2,886

Operating expenses:
Selling, general and administrative expenses	671	655	1,321	1,315
Research and development expenses	263	253	520	497
Royalty expense	53	48	98	94
Loss on program termination	16		16
Amortization expense	126	135	255	279
Intangible asset impairment charges	10		10
Purchased research and development	17	16	17	29
Gain on divestitures				(250)
Restructuring charges	13	10	36	39
Litigation-related charges			287

	1,169	1,117	2,560	2,003

Operating income	275	303	287	883

Other income (expense):
Interest expense	(92)	(118)	(194)	(249)
Other, net	(3)	(85)	(10)	(72)

Income before income taxes	180	100	83	562
Income tax expense (benefit)	22	2	(62)	142

Net income	$158	$98	$145	$420

Net income per common share — basic	$0.10	$0.07	$0.10	$0.28
Net income per common share — assuming dilution	$0.10	$0.07	$0.10	$0.28

Weighted-average shares outstanding
Basic	1,506.8	1,497.6	1,505.8	1,495.8
Assuming dilution	1,514.5	1,505.2	1,511.6	1,502.6
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(in millions, except share data)	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,194	$1,641
Trade accounts receivable, net	1,444	1,402
Inventories	878	853
Deferred income taxes	870	911
Prepaid expenses and other current assets	410	645

Total current assets	4,796	5,452

Property, plant and equipment, net	1,719	1,728
Goodwill	12,425	12,421
Other intangible assets, net	6,981	7,244
Other long-term assets	272	294

	$26,193	$27,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$330	$2
Accounts payable	213	239
Accrued expenses	2,021	2,612
Other current liabilities	186	380

Total current liabilities	2,750	3,233

Long-term debt	5,920	6,743
Deferred income taxes	2,165	2,262
Other long-term liabilities	1,944	1,727

Commitments and contingencies

Stockholders’ equity

Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares and issued 1,507,258,301 shares as of June 30, 2009 and 1,501,635,679 shares as of December 31, 2008	15	15
Additional paid-in capital	16,009	15,944
Accumulated deficit	(2,588)	(2,732)
Other stockholders’ deficit	(22)	(53)

Total stockholders’ equity	13,414	13,174

	$26,193	$27,139

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2009	2008

Cash provided by operating activities	$680	$524

Investing activities:
Purchases of property, plant and equipment	(134)	(136)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	50	47
Payments for acquisitions of businesses, net of cash acquired	(4)	(21)
Payments relating to prior period acquisitions	(517)	(669)
Proceeds from business divestitures		1,288
Payments for investments in companies and acquisitions of certain technologies	(35)	(11)

Cash (used for) provided by investing activities	(640)	498

Financing activities:
Payments on long-term borrowings	(500)	(912)
Proceeds from issuances of shares of common stock	13	48
Excess tax benefit from option excercises		4

Cash used for financing activities	(487)	(860)

Effect of foreign exchange rates on cash		2

Net (decrease) increase in cash and cash equivalents	(447)	164
Cash and cash equivalents at beginning of period	1,641	1,452

Cash and cash equivalents at end of period	$1,194	$1,616

See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2008 Annual Report on Form 10-K.
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note M — Segment Reporting for further details.
NOTE B — FINANCIAL INSTRUMENTS
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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of June 30, 2009 and December 31, 2008 were cash flow hedges under Statement No. 133. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.693 billion as of June 30, 2009 and $2.587 billion as of December 31, 2008.
We recognized in earnings net gains of $8 million on our cash flow hedges during the second quarter of 2009 and $24 million for the first half of 2009. All currency cash flow hedges outstanding as of June 30, 2009 mature within 36 months. As of June 30, 2009, $4 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $6 million as of December 31, 2008. As of June 30, 2009, $10 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities and certain short-term earnings and cash flow exposures related to our Japanese operations that do not qualify for hedge accounting under Statement No. 133. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Statement No. 133; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Statement No. 133 outstanding in the contract amount of $1.832 billion as of June 30, 2009 and $1.809 billion as of December 31, 2008.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Statement No. 133. We record changes in the fair value of fair value hedges in other, net, which is offset by changes in the fair value of the hedged debt obligation to the extent the hedge is effective. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. All of our interest rate swap contracts outstanding as of June 30, 2009 and December 31, 2008 were designated as cash flow hedges in accordance with Statement No. 133.
We had floating-to-fixed interest rate swap contracts indexed to three-month LIBOR outstanding in the notional amount of $4.100 billion as of June 30, 2009 and $4.900 billion as of December 31, 2008. The objective of these derivative instruments is to hedge against potential variability in our future interest payments on our expected LIBOR-indexed floating-rate loans as a result of changes in LIBOR. Three-month LIBOR approximated 0.595 percent as of June 30, 2009 and 1.425 percent as of December 31, 2008. These interest rate swap contracts fix the interest rate on $2.200 billion of our expected LIBOR-indexed floating-rate loans for the remainder of 2009 at approximately 2.72 percent, and $1.900 billion of our expected 2010 loans at approximately 2.08 percent.

In addition, in prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate swap contracts and floating-to-fixed treasury locks. We are amortizing the related gains and losses realized upon termination into earnings over the term of the hedged debt in accordance with Statement No. 133.
We recognized in earnings $10 million of net losses related to our currently outstanding and previously terminated interest rate derivative contracts for the second quarter of 2009, and $23 million of net losses in the first half of 2009. As of June 30, 2009, $13 million of net losses, net of tax, are recorded in AOCI to recognize the effective portion of our interest rate derivative contracts, as compared to $20 million of net losses as of December 31, 2008. As of June 30, 2009, $16 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Fair Value of Derivative Instruments
The following tables present the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under Statement No. 133 on our unaudited condensed consolidated statement of operations for the second quarter and first half of 2009 (in millions).

	Amount of Gain	Amount of Gain			Amount of Gain (Loss)
	(Loss) Recognized	(Loss) Reclassified			Recognized in Earnings
	in OCI	from AOCI into			on Ineffective Portion and
	(Effective	Earnings		Location in Statement of	Amount Excluded from		Location in Statement of
Cash Flow Hedges	Portion), (pre tax)	(Effective Portion)		Operations	Effectiveness Testing (*)		Operations

Three Months Ended June 30, 2009

Interest rate swap contracts	$(6)	$(10	)**	Interest expense
Currency hedge contracts	(101)	8		Cost of products sold

	$(107)	$(2)

Six Months Ended June 30, 2009

Interest rate swap contracts	$(8)	$(20	)**	Interest expense	$(2	)***	Interest expense
Currency hedge contracts	27	24		Cost of products sold

	$19	$4			$(2)

*	Other than described in ***, the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis in the second quarter and first half of 2009.

**
We had $12 million of gains recorded in AOCI as of June 30, 2009 related to floating-to-fixed treasury locks terminated during 2005 and 2006. We recognized approximately $1 million as a reduction in interest expense during the first half of 2009 related to these instruments.

***
During the first quarter of 2009, we prepaid $500 million of our term loan debt, and recognized $2 million of ineffectiveness in accordance with Statement No. 133 on interest rate swaps for which there was no longer an underlying exposure.

		Amount of Gain (Loss)
		Recognized in Earnings (in millions)
	Location	Three Months	Six Months
Derivatives Not Designated as	in Statement of	Ended	Ended
Hedging Instruments	Operations	June 30, 2009	June 30, 2009

Currency hedge contracts	Other, net	$(20)	$33
Currency hedge contracts	Cost of products sold	(1)	(1)

		$(21)	$32

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by $22 million in gains from foreign currency transaction exposures during the second quarter of 2009 and by $37 million in losses on foreign currency transaction exposures for the first half of 2009.  As a result, we recorded a net foreign currency gain of $2 million during the second quarter of 2009 and a net foreign currency loss of $4 million during the first half of 2009 within other, net in our accompanying unaudited condensed consolidated financial statements.
We did not have fair value hedges or net investment hedges outstanding as of June 30, 2009. However, prior to 2006, we entered into fixed-to-floating interest rate swaps, which we designated as fair value hedges under Statement No. 133. We terminated these hedges during 2006 and, as of June 30, 2009, the carrying amount of certain of our senior notes included $3 million of unamortized gains and $9 million of unamortized losses related to these interest rate swaps. We recognized approximately $1 million of interest expense during the first half of 2009 related to these instruments.
Statement No. 133 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by FASB Statement No. 157, Fair Value Measurements, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2009, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Statement No. 157, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

The following table presents the fair value of our derivative instruments as they appear in our unaudited condensed consolidated balance sheets as of June 30, 2009 by type of contract and whether it is a qualifying hedge under Statement No. 133.

	Location in	Balance as of
(in millions)	Balance Sheet	June 30, 2009

Derivative Assets:

Designated Hedging Instruments
Currency Hedge Contracts	Prepaid expenses and other current assets	$31
Currency Hedge Contracts	Other long-term assets	27

		58

Non-Designated Hedging Instruments
Currency Hedge Contracts	Prepaid expenses and other current assets	12

Total Derivative Assets		$70

Derivative Liabilities:

Designated Hedging Instruments
Currency Hedge Contracts	Other current liabilities	$43
Currency Hedge Contracts	Other long-term liabilities	17
Interest Rate Swap Contracts	Other current liabilities	26
Interest Rate Swap Contracts	Other long-term liabilities	8

		94

Non-Designated Hedging Instruments
Currency Hedge Contracts	Other current liabilities	23

Total Derivative Liabilities		$117

Other Fair Value Measurements
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. Statement No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:
•	Level 1 — Inputs to the valuation methodology are quoted market prices for identical assets or liabilities.

•	Level 2 — Inputs to the valuation methodology are other observable inputs, including quoted market prices for similar assets or liabilities and market-corroborated inputs.

•
Level 3 — Inputs to the valuation methodology are unobservable inputs based on management’s best estimate of inputs market participants would use in pricing the asset or liability at the measurement date, including assumptions about risk.

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
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2009:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$564			$564
Available-for-sale investments	1			1
Currency and interest rate hedge contracts		$70		70

	$565	$70		$635

Liabilities
Currency and interest rate hedge contracts		$117		$117

		$117		$117

In addition to $564 million invested in money market funds as of June 30, 2009, we had $504 million of cash invested in short-term time deposits, and $126 million in interest bearing and non-interest bearing bank accounts.
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $69 million as of June 30, 2009 and $67 million as of December 31, 2008. Our assets and liabilities measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) were $7 million as of June 30, 2009.
The fair value of our debt obligations was $5.965 billion as of June 30, 2009 and $6.184 billion as of December 31, 2008. Refer to Note D — Borrowings and Credit Arrangements for a discussion of our debt obligations.
NOTE C — SUPPLEMENTAL BALANCE SHEET INFORMATION
The following are the components of various balance sheet items as of June 30, 2009 and December 31, 2008.
Inventories

	June 30,	December 31,
(in millions)	2009	2008
Finished goods	$562	$555
Work-in-process	137	135
Raw materials	179	163

	$878	$853

Sales of the PROMUS® everolimus-eluting stent system represented approximately eight percent of our total net sales for the first half of 2009. We are reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system is sufficient to meet customer demand. Our supply agreement with Abbott for everolimus-eluting stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension; and through the end of the second quarter of 2012 in the U.S. and Japan. We expect to launch our next-generation, internally-manufactured everolimus-eluting coronary stent system, the PROMUS® Element™ stent system, in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in the fourth quarter of 2009 and in the U.S. and Japan in mid-2012.
In addition, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During 2009, we may make a payment to or receive payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs, and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2006, 2007 and a portion of 2008.
Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2009	2008
Property, plant and equipment	$3,186	$3,110
Less: accumulated depreciation	1,467	1,382

	$1,719	$1,728

Depreciation expense was $78 million for the second quarter of 2009, $79 million for the second quarter of 2008, $152 million for the first half of 2009, and $159 million for the first half of 2008.
Other intangible assets, net

	June 30,	December 31,
(in millions)	2009	2008
Core technology	$6,855	$6,855
Other intangible assets	2,384	2,381

	9,239	9,236
Less: accumulated amortization	2,258	1,992

	$6,981	$7,244

During the second quarter of 2009, due to lower than anticipated market penetration of one of our Urology technology offerings, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment in accordance with the provisions of FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded a $10 million charge to write off the balance of these intangible assets as of June 30, 2009. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated financial statements, and these amounts have been excluded from the determination of segment income considered by management.

Accrued Expenses

	June 30,	December 31,
(in millions)	2009	2008
Legal reserves	$863	$924
Acquisition-related obligations	7	520
Payroll and related liabilities	392	438
Restructuring liabilities	50	42
Accrual for program termination	16
Other	693	688

	$2,021	$2,612

In the second quarter of 2009, we cancelled one of our internal research and development (R&D) programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, associated with future payments that we believe we remain contractually obligated to make. This obligation is included in accrued expenses within our accompanying unaudited condensed consolidated financial statements as of June 30, 2009, and presented above.
Other Long-term Liabilities

	June 30,	December 31,
(in millions)	2009	2008
Legal reserves	$404	$165
Accrued income taxes	1,158	1,100
Other long-term liabilities	382	462

	$1,944	$1,727

Accrued Warranties
Changes in our product warranty accrual during the first half of 2009 consisted of the following (in millions):

Balance as of December 31, 2008	$62
Provision	10
Settlements/ reversals	(18)

Balance as of June 30, 2009	$54

NOTE D — BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $6.250 billion as of June 30, 2009 at an average interest rate of 5.51 percent, as compared to total debt of $6.745 billion as of December 31, 2008 at an average interest rate of 5.65 percent. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2009 is as follows:

	Payments due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Term loan		$325	$2,000				$2,325
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050

		$325	$3,750			$2,200	$6,275

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.

In July 2009, we made a prepayment of $225 million towards our term loan. As a result, our next debt maturity is $100 million due in April 2010.
In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants. The amendment provides for an exclusion from the calculation of consolidated EBITDA, as defined by the amended agreement, through the credit agreement maturity in April 2011, of up to $346 million in restructuring charges to support our Plant Network Optimization and other expense reduction initiatives, described in Note F - Restructuring-related Activities; an exclusion for any litigation-related charges and credits until such items are paid or received; and an exclusion of up to $1.137 billion of any cash payments for litigation settlements or damage awards (net of any litigation payments received), and all cash payments (net of cash receipts) related to amounts that were recorded in the financial statements before January 1, 2009. At the same time, we prepaid $500 million of our term loan. In addition, the agreement provides for an increase in interest rates on our term loan borrowings from LIBOR plus 1.00 percent to LIBOR plus 1.75 percent at current credit ratings. Further, the interest rate on unused facilities increased from 0.175 percent to 0.500 percent.
In connection with the amendment of our term loan and revolving credit facility, we reduced availability under our credit facility by $250 million to $1.750 billion. Further reducing our borrowing capacity, in 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note L — Commitments and Contingencies. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. During the third quarter of 2009, we extended the maturity of this facility to August 2010. There were no amounts borrowed under this facility as of June 30, 2009 or December 31, 2008. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $192 million as of June 30, 2009 and $205 million as of December 31, 2008). We discounted notes receivable of $188 million as of June 30, 2009 and $190 million as of December 31, 2008. Discounted notes receivable are excluded from accounts receivable in the accompanying unaudited condensed consolidated balance sheets.
Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	June 30, 2009
Maximum leverage ratio (1)	4.0 to 1.0	2.9 to 1.0
Minimum interest coverage ratio (2)	3.0 to 1.0	5.2 to 1.0

(1)	Ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four fiscal quarters. The maximum permitted leverage ratio steps down to 3.5 to 1.0 on September 30, 2009.

(2)	Ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
As of June 30, 2009, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.

NOTE E — ACQUISITIONS
Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of FASB Statement No. 141(R), Business Combinations, as of January 1, 2009, did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the second quarter and first half of 2009, and $13 million in the first half of 2008, associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R), the transaction did not qualify as a business combination. We did not consummate any material business combinations in the first half of 2009. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset, in accordance with Statement No. 141(R). In the second quarter of 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million. In connection with the acquisition, we recorded pre-tax purchased research and development charges of $16 million.
Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones. The amended agreement provided a new schedule of consolidated, fixed payments, consisting of $650 million that was paid in 2008, and a final $500 million payment, which we made during the first quarter of 2009. During the first half of 2009, including the $500 million payment to the former shareholders of Advanced Bionics, we made total payments of $517 million related to prior period acquisitions. As of June 30, 2009, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior acquisitions is approximately $730 million. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2009 through 2025. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $2.8 billion.
NOTE F — RESTRUCTURING-RELATED ACTIVITIES
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
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million. We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the plan to result in cash payments of approximately $390 million to $405 million. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$215 million to $225 million
Fixed asset write-offs	$20 million to $25 million
Other (1)	$70 million to $75 million

Restructuring-related expenses:
Retention incentives	$70 million
Accelerated depreciation	$15 million to $20 million
Transfer costs (2)	$35 million

$425 million to $450 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The plan is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization plan were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. We estimate that the execution of this plan will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $120 million to $130 million of these charges will result in future cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$45 million to $50 million

Restructuring-related expenses:
Accelerated depreciation	$15 million to $20 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
We recorded restructuring charges of $13 million in the second quarter of 2009 and $10 million in the second quarter of 2008. In addition, we recorded expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives of $17 million in the second quarter of 2009 and $11 million in the second quarter of 2008. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations:

Three Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$3				$3	$7	$13

Restructuring-related expenses:
Cost of products sold		$1	$2	$9			12
Selling, general and administrative expenses		4					4
Research and development expenses		1					1

		6	2	9			17

	$3	$6	$2	$9	$3	$7	$30

Three Months Ended June 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges						$10	$10

Restructuring-related expenses:
Cost of products sold		$2	$1				3
Selling, general and administrative expenses		6					6
Research and development expenses		2					2

		10	1				11

		$10	$1			$10	$21

Restructuring and restructuring-related costs recorded in the second quarter of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$2	$6		$6	$3	$7	$24
Plant Network Optimization plan	1		$2	3			6

	$3	$6	$2	$9	$3	$7	$30

We recorded restructuring charges of $36 million in the first half of 2009 and $39 million in the first half of 2008. In addition, we recorded expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives of $30 million in the first half of 2009 and $26 million in the first half of 2008. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations:
Six Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$21				$3	$12	$36

Restructuring-related expenses:
Cost of products sold		$3	$4	$15			22
Selling, general and administrative expenses		6					6
Research and development expenses		2					2

		11	4	15			30

	$21	$11	$4	$15	$3	$12	$66

Six Months Ended June 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$20					$19	$39

Restructuring-related expenses:
Cost of products sold		$5	$2				7
Selling, general and administrative expenses		12	3				15
Research and development expenses		4					4

		21	5				26

	$20	$21	$5			$19	$65

Restructuring and restructuring-related costs recorded in the first half of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$4	$11	$1	$10	$3	$12	$41
Plant Network Optimization plan	17		3	5			25

	$21	$11	$4	$15	$3	$12	$66

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits throughout the remainder of 2009 and 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Statement No. 146. Accelerated depreciation is being recorded over the new remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $290 million and restructuring-related costs of $93 million since we committed to each plan. The following presents these costs by major type and by plan:

	2007	Plant
	Restructuring	Network
(in millions)	Plan	Optimization	Total

Termination benefits	$196	$17	$213
Fixed asset write-offs	21		21
Other	56		56

Total restructuring charges	273	17	290

Retention incentives	59		59
Accelerated depreciation	12	3	15
Transfer costs	14	5	19

Restructuring-related expenses	85	8	93

	$358	$25	$383

In the second quarter of 2009, we made cash payments of approximately $20 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits and retention incentives, production line transfer costs and other restructuring costs. We have made cumulative cash payments of approximately $270 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the 2007 Restructuring plan during the remainder of 2009 and make future cash payments throughout the remainder of 2009 and into 2010 using cash generated from operations. In the second quarter of 2009, we made cash payments of approximately $3 million associated with our Plant Network Optimization plan, which related to production line transfer costs. We have made cumulative cash payments of $5 million since committing to the Plant Network Optimization plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the Plant Network Optimization plan through 2011, and make future cash payments through 2011 using cash generated from operations.
The following is a rollforward of the liability associated with our restructuring initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets.

				Plant
				Network
	2007 Restructuring Plan			Optimization
	Termination			Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Total

Charges	$158	$10	$168		$168
Cash payments	(23)	(8)	(31)		(31)

Balance as of December 31, 2007	135	2	137		137
Charges	34	34	68		68
Cash payments	(128)	(35)	(163)		(163)

Balance as of December 31, 2008	41	1	42		42
Charges	4	12	16	$17	33
Cash payments	(13)	(12)	(25)		(25)

Balance as of June 30, 2009	$32	$1	$33	$17	$50

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $106 million associated with retention incentives, asset write-offs, accelerated depreciation and transfer costs pursuant to our 2007 Restructuring plan, and made cumulative cash payments of approximately $38 million associated with retention incentives and $14 million associated with transfer costs. We have also incurred cumulative charges of $9 million associated with accelerated depreciation and transfer costs pursuant to our Plant Network Optimization plan and made cumulative cash payments of $5 million.
NOTE G — DIVESTITURES
During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. We completed the sale of these businesses in the first quarter of 2008, receiving pre-tax proceeds of approximately $1.3 billion. During the first quarter of 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular Endovascular Aortic Repair (EVAR) program. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Navylist Medical (affiliated with Avista Capital Partners) for net cash proceeds of approximately $400 million. We recorded a pre-tax gain of $234 million ($161 million after-tax) during the first quarter of 2008 associated with this transaction. We acquired the Fluid Management business as part of our acquisition of Schneider Worldwide in 1998. The Venous Access business was previously a component of our former Oncology business. In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($36 million after-tax) during 2008.
During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During the first quarter of 2009, we substantially completed the sale of our non-strategic investments, and received additional proceeds and collections of notes receivable of approximately $50 million. We recognized a net gain of $3 million associated with these transactions in the first half of 2009, and a net loss of $96 million during the first half of 2008.

NOTE H — COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Net income	$158	$98	$145	$420
Foreign currency translation adjustment	26	20	20	30
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(66)	65	9	(28)
Net change in unrealized gains or losses on equity investments, net of tax		(1)	1	(8)
Other				(2)

Comprehensive income	$118	$182	$175	$412

NOTE I — WEIGHTED-AVERAGE SHARES OUTSTANDING
The following is a reconciliation of weighted-average shares outstanding for basic and diluted earnings per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Weighted average shares outstanding — basic	1,506.8	1,497.6	1,505.8	1,495.8
Net effect of common stock equivalents	7.7	7.6	5.8	6.8

Weighted average shares outstanding — assuming dilution	1,514.5	1,505.2	1,511.6	1,502.6

Weighted-average shares outstanding, assuming dilution, excludes the impact of 51 million stock options for the second quarter of 2009, 41 million for the second quarter of 2008, 58 million for the first half of 2009, and 49 million for the first half of 2008, due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.
We issued approximately 1.0 million shares of our common stock in the second quarter of 2009, 3.3 million in the second quarter of 2008, 5.6 million during the first half of 2009, and 7.5 million during the first half of 2008 following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan.
NOTE J — STOCK-BASED COMPENSATION
The following presents the impact of stock-based compensation expense on our unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Cost of products sold	$6	$6	$12	$12
Selling, general and administrative expenses	20	21	49	49
Research and development expenses	7	7	17	14

	33	34	78	75
Income tax benefit	(10)	(11)	(25)	(23)

	$23	$23	$53	$52

Impact on net income per common share — basic	$(0.02)	$(0.02)	$(0.04)	$(0.03)
Impact on net income per common share — assuming dilution	$(0.02)	$(0.02)	$(0.04)	$(0.03)

NOTE K — INCOME TAXES
The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	June 30,		Point
	2009	2008	Increase (Decrease)

Reported tax rate	12.2%	2.0%	10.2%
Impact of certain charges*	6.5%	18.1%	(11.6)%

	Six Months Ended		Percentage
	June 30,		Point
	2009	2008	Increase (Decrease)

Reported tax rate	(74.7)%	25.3%	(100.0)%
Impact of certain charges*	94.5%	(3.3)%	97.8%

*	These charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2009, as compared to the same periods in 2008, relates primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2009, these charges included intangible asset impairment charges, purchased research and development charges, restructuring- and litigation-related charges, and a favorable tax ruling on a divestiture-related gain recognized in a prior period. Our reported tax rate was also affected by discrete items, associated primarily with resolutions of uncertain tax positions and a favorable adjustment as a result of a state law change, resulting in tax benefits of $13 million for the second quarter of 2009 and $87 million for the first half of 2009. In 2008, these charges included purchased research and development charges, a gain on the divestiture of certain non-strategic businesses, restructuring-related charges, and discrete tax items associated with the resolution of various tax matters.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. As of June 30, 2009, we had $1.082 billion of gross unrecognized tax benefits, $959 million of which, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions related to audit settlements of $59 million in the first half of 2009.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized income tax related interest and penalties of $8 million in the second quarter of 2009, $13 million in the second quarter of 2008, $20 million in the first half of 2009 and $11 million in the first half of 2008, including a net release in the first quarter. We had $296 million accrued for gross interest and penalties as of June 30, 2009 and $268 million as of December 31, 2008.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first half of 2009, we resolved various federal and foreign jurisdictions matters.
In the second quarter of 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest, in the second quarter of 2009. We disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate. We also continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Revenue Agent’s Report for Guidant Corporation’s federal tax examination covering years 2001 through 2003, which we received in 2008. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $82 million.
NOTE L — COMMITMENTS AND CONTINGENCIES
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
In the normal course of business, product liability and securities claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and liquidity.

In addition, the medical device industry is the subject of numerous governmental investigations often involving marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and liquidity.
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
Our accrual for legal matters that are probable and estimable was $1.267 billion as of June 30, 2009 and $1.089 billion as of December 31, 2008, and includes estimated costs of settlement, damages and defense. The increase in our accrual is due primarily to first quarter charges of $237 million as a result of a ruling in a patent infringement case brought against us by Johnson & Johnson, and $50 million related to the settlement of a patent infringement case brought against us by Bruce Saffran, M.D., Ph.D, described below. Partially offsetting this increase was a decrease of approximately $100 million attributable to litigation-related payments made during the first half of the year. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants.
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
Litigation with Johnson & Johnson
On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. On April 13, 1998, Cordis filed another suit for patent infringement against Boston Scientific Scimed and us, alleging that our NIR® stent infringes two additional patents owned by Cordis. The suits were filed in the U.S. District Court for the District of Delaware seeking monetary damages, injunctive relief and that the patents be adjudged valid, enforceable and infringed. A jury trial on both actions found that the NIR® stent infringed one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On May 16, 2002, the Court set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of a Cordis patent was valid and infringed. Our appeals of the infringement decision were denied. On September 30, 2008, the District Court entered final judgment against us and awarded Cordis $702 million in damages and interest. As a result of the Court’s ruling, we increased our accrual for litigation-related matters by $334 million in the third quarter of 2008. This accrual is in addition to $368 million of previously established accruals related to this matter. On October 10, 2008, we appealed the damage award and the oral argument was held on June 5, 2009.
On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. On October 31, 2007, a jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. On April 9, 2009, the District Court awarded Cordis a post judgment royalty on certain sales after November 2007. On July 24, 2009, we appealed the decisions of the District Court and, on July 30, 2009, Cordis cross appealed.
On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express 2® coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe a Johnson & Johnson patent and that the Liberté® stent infringes a second Johnson & Johnson patent. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stent systems infringe our patent and that the patent is valid. The Court of Appeals instructed the District Court to dismiss with prejudice the infringement claims against our TAXUS Liberté® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe one Johnson & Johnson patent and that the patent is valid. The Court of Appeals also affirmed that our Liberté® stent infringes a second Johnson & Johnson patent and that the patent is valid. In conjunction with the March 31, 2009 Court of Appeals decision, we recorded a litigation-related charge of $237 million during the first quarter of 2009. This amount represents an estimate of the low end of the range of potential outcomes related to this matter. The range is subject to substantial estimation, including attempting to determine the possible future findings of a jury. As such, the high end of the range cannot be reasonably estimated at this time. Both parties filed a request for a rehearing and a rehearing en banc with the Court of Appeals, and on June 26, 2009, the Court of Appeals denied both petitions. Damages will be determined in a future court proceeding.
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
On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and enjoined the sale of certain products. An appeal decision was received on March 15, 2007, finding the patent valid but not infringed. We appealed the finding and on March 6, 2009, the Dutch Supreme Court dismissed our appeal. On August 3, 2009, Johnson & Johnson filed a motion seeking damages for the wrongful enforcement of the injunction.

On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. On September 12, 2008, the District Court issued a decision and ruled that a technical expert be appointed. On December 1, 2008, we filed a partial appeal of the decision in the Brussels Court of Appeals. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for December 1, 2009. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We then filed a counterclaim infringement action in Italy and an infringement action in Germany. On February 10, 2009, the District Court of Dusseldorf

issued a decision dismissing the German infringement action. On March 24, 2009, we filed an appeal with the Court of Appeals in Dusseldorf, Germany. A hearing was held in Italy on July 8, 2009.
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
On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of four U.S. patents owned by them and of non-infringement of the patents by our PROMUS® coronary stent system. On February 21, 2008, Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. On June 25, 2009, we amended our complaints to allege that the four patents owned by Johnson & Johnson and Cordis are unenforceable. A liability trial on all four suits is scheduled to begin on February 4, 2010. The Court has bifurcated damages and our unenforceability defenses. A separate trial on these issues will be scheduled after a final decision on any appeal following the liability trial.
On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, will infringe a U.S. patent owned by them. The suit was filed in the United States District Court of Delaware seeking monetary and injunctive relief. On November 10, 2008, Cordis filed a motion for summary judgment and on May 1, 2009, we filed a motion to dismiss the case. On May 26, 2009, Cordis dismissed its request for injunctive relief. On May 27, 2009, a hearing was held on the parties’ motions and on July 21, 2009, the District Court denied both parties’ motions.
Litigation with St. Jude Medical, Inc.
Guidant Sales Corp., Cardiac Pacemakers, Inc. (CPI) and Mirowski are plaintiffs in a patent infringement suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the District Court in Indianapolis. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009 the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. The en banc hearing was held on May 29, 2009.
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
Other Stent System Patent Litigation
On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court, Central District of California seeking monetary damages and rescission of the contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. On July 11, 2008, the Court of Appeals vacated the District Court’s consent judgment and remanded the case back to the District Court for further clarification. On June 11, 2009, the District Court ordered a stay of the action pursuant to the parties’ joint stipulation.
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
On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts.
Cardiac Rhythm Management (CRM) Litigation
Approximately 19 product liability class action lawsuits and more than 513 individual lawsuits involving approximately 822 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 125 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. Through the end of the second quarter, more than 8,100 claims have been approved for participation in the MDL settlement. As a result, through the end of the second quarter, we have made payments of approximately $229 million related to the MDL settlement and, if certain agreed-upon requirements are met, may make substantially all of the remaining $11 million payment during the third quarter of 2009. On April 6, 2009, the judge in the MDL issued an order dismissing with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement. Further dismissal orders are expected as additional claimants are approved for participation in the settlement.
We are aware of more than 18 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. The second of these lead putative class actions encompasses all persons in whom pacemakers were implanted in Canada. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada.
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
Governmental Proceedings — Guidant
In October 2005, Guidant received administrative subpoenas from the U.S. Department of Justice U.S. Attorney’s offices in Boston and Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena from the U.S. Attorney’s office in Boston requests documents concerning certain marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products arising prior to our acquisition of Guidant in 2006. The subpoena from the U.S. Attorney’s office in Minneapolis requests documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2 and CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the requests, including producing a significant volume of documents and, in the Minneapolis matter, providing witnesses for grand jury proceedings.

On October 24, 2008, we received a letter from the U.S. Department of Justice (DOJ) informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. We have divested the surgical cardiac ablation business and the devices at issue are no longer sold by us. On July 13, 2009, we became aware that a judge in Texas partially unsealed a qui tam whistleblower complaint on which this investigation is based. The government has not yet decided whether to intervene in the suit. We are cooperating with the government’s investigation.
On November 7, 2008, Guidant/Boston Scientific received a request from the Department of Defense (DOD), Defense Criminal Investigative Service and the Department of the Army, Criminal Investigation Command seeking information concerning sales and marketing interactions with physicians at Madigan Army Medical Center in Tacoma, Washington. Since that date, we have been cooperating with the DOD and the Department of Justice to review CRM’s financial interactions with military personnel.
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the Court dismissed all but one of Dr. Bonzel’s claims and set a deadline of October 16, 2009, for Dr. Bonzel to file additional facts to support his remaining claim.
FDA Warning Letters
In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. The FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III submissions previously on hold due to the corporate warning letter and has approved all eligible requests for Certificates to Foreign Governments. The corporate warning letter remains in place pending final remediation of certain Medical Device Report filing issues, which we are actively working with the FDA to resolve. We have informed the FDA that we are ready for reinspection of the impacted sites.
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
On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express® coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 11, 2008, the jury found that our TAXUS® Express® and TAXUS® Liberté® stent products infringe Dr. Saffran’s patent and that the patent is valid. No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. On March 16, 2009, Bruce N. Saffran, M.D., PhD. and we agreed to settle all outstanding litigation between us. As a result of this agreement, we recorded a litigation-related charge of $50 million during the first quarter of 2009, and made related payments of $45 million in the first half of 2009. A joint motion to dismiss the appeal with prejudice was granted on March 20, 2009. On April 3, 2009, a related complaint was also dismissed.
On April 19, 2007, SciCo Tec GmbH, filed suit against us and our subsidiary, Boston Scientific Medizintechnik GmbH, alleging certain of our balloon catheters infringe a German patent owned by SciCo Tec GmbH. The suit was filed in Mannheim, Germany. On February 7, 2009, the parties settled this suit and on April 21, 2009, the parties executed a definitive settlement agreement. We made the associated payment during the second quarter of 2009.
On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS (Guidant France) had agreed with the four other main suppliers of implantable cardioverter defibrillators (ICDs) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. The French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On April 8, 2009, the Paris Court of Appeals dismissed the Minister’s request for increased sanctions and confirmed the monetary fines previously assessed.
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
On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that our PROMUS® coronary stent system infringes five U.S. patents, three European patents and two German patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. On June 29, 2008, the parties agreed that we can sell PROMUS® stent systems in the United States supplied to us by Abbott. A hearing on the European and German patents was scheduled to begin May 11, 2009. On May 21, 2009, the parties reached a confidential settlement agreement and on June 15, 2009, a Stipulation and Order was filed terminating the proceedings.

NOTE M — SEGMENT REPORTING
During the first quarter of 2009, we reorganized our international structure to provide more direct sales focus in the marketplace. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. Each of our reportable segments generates revenues from the sale of medical devices. As of June 30, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Net sales

United States	$1,194	$1,088	$2,364	$2,205
EMEA	475	464	948	922
Japan	215	196	421	408
Inter-Continental	182	168	349	323

Net sales allocated to reportable segments	2,066	1,916	4,082	3,858
Sales generated from divested businesses	1	18	5	49
Impact of foreign currency fluctuations	7	90	(3)	164

	$2,074	$2,024	$4,084	$4,071

Income before income taxes

United States	$268	$253	$542	$533
EMEA	224	220	452	437
Japan	121	109	237	236
Inter-Continental	83	80	162	156

Operating income allocated to reportable segments	696	662	1,393	1,362
Manufacturing operations	(96)	(89)	(203)	(190)
Corporate expenses and currency exchange	(142)	(98)	(268)	(166)
Intangible asset impairment charges; and acquisition-, divestiture-, litigation-, and restructuring- related net (charges) credits	(57)	(37)	(380)	156
Amortization expense	(126)	(135)	(255)	(279)

	275	303	287	883
Other expense, net	(95)	(203)	(204)	(321)

	$180	$100	$83	$562

NOTE N— NEW ACCOUNTING PRONOUNCEMENTS
Statement No. 141(R)
In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. We were required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. During the first half of 2009, we did not consummate any material business combinations.
Statement No. 161
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by

requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance. We adopted Statement No. 161 as of our first quarter ended March 31, 2009. Refer to Note B — Financial Instruments for more information.
Statement No. 165
In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. Statement No. 165 also requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. We adopted Statement No. 165 for our second quarter ended June 30, 2009. Its adoption did not impact our results of operations or financial condition. Refer to
Note O — Subsequent Events for more information regarding our evaluation of subsequent events.
Statement No. 168
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ as the single source of authoritative U.S. GAAP. The Codification™ will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification™. We are required to adopt Statement No. 168 for our third quarter ending September 30, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
NOTE O— SUBSEQUENT EVENTS
We have evaluated events occurring after the date of our accompanying unaudited condensed consolidated balance sheets through August 6, 2009, the date of the filing of this Quarterly Report on Form 10-Q. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note D — Borrowings and Credit Arrangements, and Note L — Commitments and Contingencies for more information.

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
In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. We are involved in several post-closing separation activities through transition service agreements, some from which we continue to generate net sales. These transition service agreements expire throughout 2009 and 2010. Refer to Strategic Initiatives and Note G — Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these business divestitures.
Financial Summary
Three Months Ended June 30, 2009
Our net sales for the second quarter of 2009 were $2.074 billion, which included net sales from divested businesses of $2 million, as compared to net sales of $2.024 billion for the second quarter of 2008, which included net sales from divested businesses of $19 million, an increase of $50 million or two percent. Excluding the impact of foreign currency exchange rates, which contributed a negative $83 million to net sales, and net sales from divested businesses, our net sales increased seven percent for the second quarter of 2009, as compared to the same period in the prior year. See Quarterly Results for a discussion of the components of our net sales. Our reported net income for the second quarter of 2009 was $158 million, or $0.10 per share, as compared to $98 million, or $0.07 per share, for the second quarter of 2008. Our reported results for the second quarter of 2009 included intangible asset impairment charges; acquisition- and divestiture-related charges; restructuring and restructuring-related costs; and discrete tax items (after-tax) of $36 million, or $0.03 per share, consisting of:
•	$8 million ($10 million pre-tax) of intangible asset impairment charges associated primarily with certain Urology-related intangible assets;

•	$17 million, on both a pre-tax and after-tax basis, of purchased research and development charges, associated with the acquisition of certain technology rights;

•	$22 million ($30 million pre-tax) of restructuring and restructuring-related costs associated with our Plant Network Optimization plan and 2007 Restructuring plan; and

•	an $11 million credit for discrete tax items related to the application of a state law change to certain tax positions taken in a prior period.
Our reported results for the second quarter of 2008 included acquisition- and divestiture-related net charges as well as restructuring and restructuring-related costs (after-tax) of $98 million, or $0.06 per share, consisting of $64 million ($96 million pre-tax) of losses associated with the divestiture of certain non-strategic investments, $19 million ($16 million pre-tax) of purchased research and development charges, and $15

million ($21 million pre-tax) of restructuring and restructuring-related costs.
Six Months Ended June 30, 2009
Our net sales for the first half of 2009 were $4.084 billion, which included net sales from divested businesses of $7 million, as compared to net sales of $4.071 billion for the first half of 2008, which included net sales from divested businesses of $51 million, an increase of $13 million, or less than one percent. Excluding the impact of foreign currency exchange rates, which contributed a negative $167 million to net sales, and net sales from divested businesses, our net sales increased six percent for the first half of 2009, as compared to the same period in the prior year. See Quarterly Results for a discussion of the components of our net sales. Our reported net income for the first half of 2009 was $145 million, or $0.10 per share, as compared to $420 million, or $0.28 per share, for the first half of 2008. Our reported results for the first half of 2009 included intangible asset impairment charges; acquisition-, divestiture-, and litigation-related net charges; restructuring and restructuring-related costs; and discrete tax items (after-tax) of $236 million, or $0.15 per share, consisting primarily of:
•	$8 million ($10 million pre-tax) of intangible asset impairment charges associated primarily with certain Urology-related intangible assets;

•	$17 million, on both a pre-tax and after-tax basis, of purchased research and development charges, associated with the acquisition of certain technology rights;

•	$47 million ($66 million pre-tax) of restructuring and restructuring-related costs associated with our Plant Network Optimization plan and expense and 2007 Restructuring plan;

•	$240 million ($287 million pre-tax) of litigation-related charges associated with various litigation matters; and

•	a $74 million credit for discrete tax items related to certain tax positions taken in a prior period.
Our reported results for the first half of 2008 included acquisition-, divestiture- and litigation-related net charges as well as restructuring and restructuring-related costs (after-tax) of $23 million, or $0.01 per share, consisting of $47 million ($65 million pre-tax) of restructuring and restructuring-related costs, and $27 million ($29 million pre-tax) of purchased research and development charges, partially offset by a $51 million ($154 million pre-tax) net credit associated with the divestiture of certain of our non-strategic businesses and investments.
Business and Market Overview
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) net sales represented approximately 30 percent of our consolidated net sales for the second quarters of 2009 and 2008. We estimate that the worldwide CRM market, including Electrophysiology, will approximate $12.6 billion in 2009, representing a slight increase from approximately $12.2 billion in the prior year. However, we believe that recent results from the Boston Scientific sponsored MADIT-CRT clinical trial and long-term follow up data from our MADIT II clinical study may drive further market expansion by reinforcing the clinical effectiveness of implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) therapy. Specifically, our landmark MADIT-CRT clinical trial reached its primary endpoint with preliminary results indicating that Boston Scientific’s CRT-D therapy significantly reduced the relative risk of all-cause mortality or first heart failure intervention when compared to traditional ICD therapy. This result demonstrated that early intervention with Boston Scientific’s CRT-D therapy in certain patients can slow the progression of heart failure. In addition, during the second quarter of 2009, we announced eight-year follow-up data from our MADIT II clinical study, which demonstrated that the life-saving benefits of ICD therapy actually improved over time.
Our worldwide CRM net sales in the second quarter of 2009 were at their highest since our acquisition of Guidant Corporation in 2006. The following are the components of our worldwide CRM sales:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total

ICD systems	$315	$139	$454	$276	$144	$420
Pacemaker systems	90	65	155	88	70	158

CRM products	405	204	609	364	214	578
Electrophysiology products	29	8	37	28	10	38

Total CRM	$434	$212	$646	$392	$224	$616

Our U.S. CRM net sales in the second quarter of 2009 increased $42 million, or 11 percent, as compared to the second quarter of 2008, representing the fifth consecutive quarter of double digit growth. Our U.S. net sales benefited from the successful launch of our next-generation COGNIS® CRT-D and TELIGEN® ICD systems, our CONFIENT® ICD system, LIVIAN® CRT-D system, and ALTRUA™ family of pacemaker systems, as well as an increase in the size of the U.S. CRM market.
Our international CRM net sales decreased $12 million, or five percent, in the second quarter of 2009, as compared to the second quarter of 2008, due primarily to foreign currency exchange rates, which contributed a negative $27 million to second quarter 2009 sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, international sales of our ICD systems grew $13 million, or ten percent, due to the international launch of our COGNIS® CRT-D and TELIGEN® ICD systems, our CONFIENT® ICD system, and our LIVIAN® CRT-D system. We expect to receive approval to launch our COGNIS® CRT-D and TELIGEN® ICD systems in Japan in the fourth quarter of 2009. We are targeting the completion of our international launch of our COGNIS® CRT-D and TELIGEN® ICD systems in early 2010. In addition, in July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have begun a phased launch in certain European countries. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. We also plan to launch our next-generation pacemaker system, INGENIO™, in the U.S., our EMEA (Europe/Middle East/Africa) region and certain Inter-Continental countries in the first half of 2011 and believe that these launches position us for sustainable growth within the worldwide CRM market.
Net sales from our CRM group represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of operations. We believe we are well positioned within the CRM market; however, the following variables may impact the size of the CRM market and/or our share of that market:
•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology;

•	the successful conclusion and positive outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel;

•	new competitive launches; and

•	average selling prices and the overall number of procedures performed.
Coronary Stent Systems
Net sales of our coronary stent systems represented approximately 23 percent of our consolidated net sales in the second quarter of 2009 and 22 percent in the second quarter of 2008. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2009. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). Uncertainty regarding the efficacy of drug-eluting stent systems, as well as the perceived risk of late stent thrombosis1 following the use of drug-eluting stent systems, contributed to a decline in the worldwide drug-eluting stent market size during 2006 and 2007. However, data addressing this risk and supporting the safety of drug-eluting stent systems has positively affected trends in the growth of the drug-eluting stent market throughout 2008 and into 2009, as referring cardiologists regained confidence in this technology.
We are the only company in the industry to offer a two-drug platform strategy with our TAXUS® paclitaxel-eluting stent system and the PROMUS® everolimus-eluting stent system, supplied to us by Abbott Laboratories. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total

TAXUS®	$111	$158	$269	$175	$183	$358
PROMUS®	127	45	172		24	24

Drug-eluting	238	203	441	175	207	382
Bare-metal	15	28	43	25	33	58

	$253	$231	$484	$200	$240	$440

Our U.S. sales of drug-eluting stent systems increased $63 million, or 36 percent, in the second quarter of 2009, as compared to the same period in the prior year. However, our net sales for the second quarter of 2008 included a $22 million sales returns reserve adjustment associated with the planned transition from our TAXUS® Express2 drug-eluting stent system to our second-generation TAXUS Liberté® stent system, which contributed to $22 million, or 15 percent, of the increase in the second quarter of 2009, as compared to the second quarter of 2008. The remaining increase of $41 million, or 21 percent, was due to organic growth of our U.S. drug-eluting stent system net sales. Despite an increase in competition following two new market entrants during 2008, we maintained our leadership position with an estimated 50 percent share of the U.S. drug-eluting stent market, consistent with the first quarter of 2009 and up from 47 percent share during the fourth quarter of 2008. We believe we have maintained our position within the U.S. drug-eluting stent market due to the success of our two-drug platform strategy and the strength of our TAXUS® Liberté® stent system, as well as our TAXUS® Express2® Atom™ stent system, launched in the U.S. during the fourth quarter of 2008. In the second quarter of 2009, we received FDA approval for the TAXUS® Liberté® Atom™ coronary stent system and, in July 2009, received approval for the TAXUS® Liberté® Long coronary stent system, further adding to our industry leadership for the widest range of coronary stent sizes. In addition, increases in the number of stent procedures performed in the U.S. during the second quarter of 2009, as compared to the same period in the prior year, as well as increasing penetration rates, have had a positive effect on the size of the U.S. drug-eluting stent market and our net sales. Average

[1]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

drug-eluting stent penetration rates in the U.S. were 75 percent during the second quarter of 2009, as compared to 66 percent during the second quarter of 2008. Penetration rates in the U.S. consistently increased throughout 2008 and have remained steady at 75 percent for two consecutive quarters, indicating a recovery and stabilization of the U.S. drug-eluting stent market. Partially offsetting the impact of increased penetration rates and unit volume increases on the size of the market were reductions in average selling prices in the first half of 2009, as compared to the first half of 2008.
Our international drug-eluting stent system sales decreased $4 million, or two percent, in the second quarter of 2009 as compared to the second quarter of 2008, due primarily to the impact of foreign currency exchange rates, which contributed a negative $17 million to our second quarter 2009 drug-eluting stent system sales, as compared to the same period in the prior year. Within our international business, net sales of our drug-eluting stent systems in Japan increased $15 million, or 28 percent, driven primarily by the February launch of our second-generation TAXUS® Liberté® stent system. We estimate that our share of the drug-eluting stent market in Japan was 53 percent for the second quarter of 2009, as compared to 44 percent for the second quarter of 2008. Until recently, our TAXUS® drug-eluting stent system was one of only two drug-eluting stent products on the market in Japan. In May 2009, however, an additional competitor entered this market, which negatively impacted our share throughout the second quarter. We expect approval of the PROMUS® everolimus-eluting coronary stent system in Japan during the fourth quarter of 2009, and expect to launch in the fourth quarter of 2009 or first quarter of 2010. Our net sales of drug-eluting stent systems in our EMEA region decreased $17 million, or 16 percent, due primarily to the negative impact of foreign currency exchange rates, while our Inter-Continental region net sales of these systems remained flat with the second quarter of 2008. We expect to launch a next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009 and in the U.S. and Japan in mid-2012. Our product pipeline also includes the next-generation TAXUS® Element™ coronary stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the fourth quarter of 2009 and in the U.S. and Japan in mid-2011.
In July 2008, Abbott Laboratories launched its XIENCE V™ everolimus-eluting coronary stent system in the U.S., and, simultaneously, we launched the PROMUS® everolimus-eluting coronary stent system. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position, with an estimated 42 percent market share. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, supplied to us by Abbott is significantly lower than that of our TAXUS® stent system. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Further, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment at pre-determined intervals based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During 2009, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs, and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2006, 2007 and a portion of 2008. As a result, during 2009, we may record a gain or loss based on this retroactive adjustment, and our on-going profit margins may be negatively impacted.
We are reliant on Abbott for our supply of everolimus-eluting stent systems. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system is sufficient to meet customer demand. Our supply agreement with Abbott for everolimus-eluting stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension; and through the end of the second quarter of 2012 in the U.S. and Japan. We are currently developing a next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, and expect that stent system will have gross profit margins more comparable to our TAXUS® stent system and will improve our overall gross profit and operating profit margins once launched. We expect to launch the PROMUS® Element™ stent system in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009 and in the U.S. and Japan in mid-2012.
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
However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:
•	our ability to successfully launch next-generation products and technology features, including the PROMUS® Element™ and TAXUS® Element™ stent systems;

•	physician and patient confidence in our current and next-generation technology, including drug-eluting stent technology;

•	the impact of competitive pricing pressure on average selling prices of drug-eluting stent systems available in the market;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed and average number of stents used per procedure;

•	the outcome of intellectual property litigation;

•	variations in clinical results or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.
During the first half of 2009, we successfully negotiated closure of several long-standing legal matters, including any outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases, and settled all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with certain of our existing competitors, including Johnson & Johnson, and other independent patent holders. There can be no assurance that an adverse outcome in one or more proceedings would not materially impact our ability to meet our objectives in the coronary stent market, and our liquidity and results of operations. See Note L- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these legal proceedings.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures; as well as ultrasound and imaging systems. Our worldwide net sales of these products decreased to $252 million in the second quarter of 2009, as compared to $267 million in the second quarter of 2008, a decrease of $15 million or six percent. This decrease includes the unfavorable impact of foreign currency exchange rates, which contributed a negative $8 million to our Interventional Cardiology (excluding coronary stent system) net sales in the second quarter of 2009, as compared to the second quarter of 2008. Our international net sales of these products were $145 million in the second quarter of 2009, as compared to $147 million in the second quarter of 2008. Our U.S. net sales represented $107 million in the second quarter of 2009, as compared to $120 million for the same period in the prior year, a decrease of $13 million or 11 percent. This decrease was primarily the result of the timing of new product introductions and competitive product launches. However, we continue to hold a strong leadership position in the U.S. PTCA balloon catheter market with 57 market percent share, and are planning a number of additional new product launches over the next four quarters, including the Apex™ platinum pre-dilatation balloon catheter for improved radiopacity, the NC Quantum™ Apex™ post-dilatation balloon catheter and Kinetix™ guidewires.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products decreased to $171 million in the second quarter of 2009, as compared to $177 million in the second quarter of 2008, a decrease of $6 million or four percent. The decrease was due primarily to the impact of foreign currency exchange rates, which contributed a negative $9 million to our second quarter 2009 Peripheral Interventions net sales, as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our Peripheral Interventions net sales increased two percent in the second quarter of 2009, as compared to the second quarter of 2008. We believe that we are well positioned in the growing Peripheral Interventions market, due in part to recent FDA approvals for three new products: our

Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling™ Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. We believe that these product offerings will continue to provide positive momentum for our Peripheral Interventions business.
Neurovascular
We market a broad line of products used in treating diseases of the neurovascular system and hold leading market positions in several product markets. Our worldwide net sales of Neurovascular products decreased to $87 million in the second quarter of 2009, as compared to $92 million for the second quarter of 2008, a decrease of $5 million, or five percent. Excluding the negative impact of foreign currency exchange rates, our worldwide Neurovascular net sales in the second quarter of 2009 were flat with the same period in the prior year, primarily as a result of new competitive launches. We plan to launch a next-generation family of detachable coils, including an enhanced delivery system with reduced coil detachment times, in the U.S. in the fourth quarter of 2009. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
Endosurgery
Our Endosurgery group develops and manufactures devices to treat a variety of medical conditions, including diseases of the digestive and pulmonary systems within our Endoscopy division, and urological and gynecological disorders within our Urology/Gynecology division. Our Endosurgery group net sales accounted for 17 percent of our total net sales for the second quarters of 2009 and 2008. The following are the components of our worldwide Endosurgery net sales:

	Three Months Ended			Three Months Ended
	June 30, 2009			June 30, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total

Endoscopy	$127	$119	$246	$119	$124	$243
Urology/Gynecology	89	25	114	84	25	109

	$216	$144	$360	$203	$149	$352

Our worldwide net sales of Endoscopy products increased $3 million, or one percent, in the second quarter of 2009, as compared to the second quarter of 2008. An increase in U.S. net sales of $8 million was partially offset by declines in international net sales of $5 million, due primarily to the impact of foreign currency exchange rates, which contributed a negative $11 million to second quarter 2009 net sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our worldwide Endoscopy net sales increased six percent in the second quarter of 2009, as compared to the second quarter of 2008, driven primarily by the U.S. launch of the WallFlex® biliary stent system and continued commercialization of the WallFlex® esophageal stent. We continue to see strong adoption of our SpyGlass® Direct Visualization System for single-operator duodenoscope assisted cholangiopancreatoscopy, or visual examination of the bile and hepatic ducts and, in the second quarter of 2009, received approval for an expanded indication for the SpyScope® Access and Delivery Catheter, used in conjunction with the Spyglass® System, for use in the pancreatic ducts. In addition, our hemostasis franchise net sales during the second quarter of 2009 benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding.
Our worldwide net sales of Urology/Gynecology products increased $5 million, or five percent, in the second quarter of 2009, as compared to the second quarter of 2008. Excluding the impact of foreign currency exchange rates, net sales of our Urology/Gynecology products increased seven percent in the second quarter of 2009, as compared to the same period in the prior year. This increase was driven primarily by an increase in U.S. net sales, fueled by our Gynecology business on the strength of several new product launches, including our Solyx™ single incision sling system and our Uphold™ pelvic floor repair kit, within our pelvic floor franchise. In addition, we executed two new Gynecology product launches during the quarter with our second-generation ProCerva® Hydro ThermAblator® (HTA) procedure set, as well as our new Pinnacle® posterior pelvic floor repair kit. We expect these launches to continue to drive growth in our Gynecology business throughout the remainder of 2009.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the treatment of chronic pain. Our worldwide net sales of Neuromodulation products increased to $72 million for the second quarter of 2009, as compared to $61 million for the second quarter of 2008, an increase of $11 million or 17 percent. Our U.S. net sales of Neuromodulation products were $68 million for the second quarter of 2009, as compared to $58 million for the same period in the prior year. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which allows the physician to target specific areas of pain more precisely. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we are initiating a trial to assess the therapeutic effectiveness and cost effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could initiate consideration of spinal cord stimulation much earlier in the continuum of care. These factors, coupled with the move of our Neuromodulation business to a new state-of-the-art facility during 2008, position us well for continued growth in this market.
Regulatory Compliance
In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and has approved all currently eligible requests for Certificates to Foreign Governments. The corporate warning letter remains in place pending final remediation of certain Medical Device Report filing issues, which we are actively working with the FDA to resolve. This remediation has resulted and may continue to result in incremental medical device and vigilance reporting, which could adversely affect physician perception of our products. We have informed the FDA that we are ready for reinspection of the impacted sites.
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
Restructuring
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We initiated activities under the plan in the fourth quarter of 2007 and expect to be substantially complete in 2010. Refer to Quarterly Results and Note F— Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization plan, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The plan is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization plan were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Quarterly Results and Note F— Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
Divestitures
During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses were no longer strategic to our on-going operations. We completed the sale of these businesses in the first quarter of 2008, receiving pre-tax proceeds of approximately $1.3 billion, and eliminated 2,000 positions in connection with these divestitures. Refer to Quarterly Results for more information.
During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During the first half of 2009, we substantially completed the sale of our non-strategic investments, and received additional proceeds and collections of notes receivable of approximately $50 million.
Quarterly Results
Net Sales
The following tables provide our net sales by region for the second quarter and first half of 2009 and 2008, and the relative change on an as reported and constant currency basis. We manage our international operating regions and divisions excluding the effect of changes in foreign currency, and we manage market risk from currency exchange rate changes at the corporate level. To calculate revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using standard foreign exchange rates. We exclude net sales related to divested businesses from the net sales of our reportable segments. During the first quarter of 2009, we reorganized our international businesses to provide more direct sales focus in the marketplace and now have three international reporting segments. We have reclassified previously reported 2008 results to be consistent with the 2009 presentation.

			Change
	Three Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

United States	$1,194	$1,088	10%	10%

EMEA	469	531	(12)%	2%
Japan	240	205	17%	9%
Inter-Continental	169	181	(6)%	8%

International	878	917	(4)%	5%

Subtotal	2,072	2,005	3%	7%

Divested Businesses	2	19	N/A	N/A

Worldwide	$2,074	$2,024	2%	7%

			Change
	Six Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

United States	$2,364	$2,205	7%	7%

EMEA	915	1,039	(12)%	3%
Japan	482	427	13%	3%
Inter-Continental	316	349	(10)%	7%

International	1,713	1,815	(6)%	4%

Subtotal	4,077	4,020	1%	6%

Divested Businesses	7	51	N/A	N/A

Worldwide	$4,084	$4,071	0%	4%

The following tables provide our worldwide net sales by division for the second quarter and first half of 2009 and 2008, and the relative changes on an as reported and constant currency basis. During the first quarter of 2009, we combined our Peripheral Embolization business, previously a component of our Neurovascular division, with our Peripheral Interventions business. We have reclassified previously reported 2008 results to be consistent with the 2009 presentation.

			Change
	Three Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

Cardiac Rhythm Management	$609	$578	5%	10%
Electrophysiology	37	38	(3)%	(1)%

Cardiac Rhythm Management Group	646	616	5%	9%

Interventional Cardiology	736	707	4%	8%
Peripheral Interventions	171	177	(4)%	2%

Cardiovascular Group	907	884	3%	7%

Neurovascular	87	92	(5)%	0%

Endoscopy	246	243	1%	6%
Urology/Gynecology	114	109	5%	7%

Endosurgery Group	360	352	2%	6%

Neuromodulation	72	61	17%	18%

Subtotal	2,072	2,005	3%	7%

Divested Businesses	2	19	N/A	N/A

Worldwide	$2,074	$2,024	2%	7%

			Change
	Six Months Ended		As Reported	Constant
	June 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

Cardiac Rhythm Management	$1,197	$1,143	5%	9%
Electrophysiology	74	76	(3)%	(1)%

Cardiac Rhythm Management Group	1,271	1,219	4%	9%

Interventional Cardiology	1,473	1,463	1%	5%
Peripheral Interventions	329	355	(8)%	(3)%

Cardiovascular Group	1,802	1,818	(1)%	3%

Neurovascular	174	184	(5)%	0%

Endoscopy	478	472	1%	6%
Urology/Gynecology	219	209	5%	7%

Endosurgery Group	697	681	2%	6%

Neuromodulation	133	118	13%	14%

Subtotal	4,077	4,020	1%	6%

Divested Businesses	7	51	N/A	N/A

Worldwide	$4,084	$4,071	0%	4%

The regional constant currency growth rates in the tables above can be recalculated from our net sales by reportable segment as presented in Note M— Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q2 2009 Net Sales as compared to Q2 2008
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
(in millions)	Basis	Basis	Currency

Cardiac Rhythm Management	$31	$57	$(26)
Electrophysiology	(1)	0	(1)

Cardiac Rhythm Management Group	30	57	(27)

Interventional Cardiology	29	57	(28)
Peripheral Interventions	(6)	3	(9)

Cardiovascular Group	23	60	(37)

Neurovascular	(5)	0	(5)

Endoscopy	3	14	(11)
Urology/Gynecology	5	7	(2)

Endosurgery Group	8	21	(13)

Neuromodulation	11	12	(1)

Subtotal	67	150	(83)

Divested Businesses	(17)	(17)	0

Worldwide	$50	$133	$(83)

	Q2 2009 YTD Net Sales as compared to Q2 2008
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
(in millions)	Basis	Basis	Currency

Cardiac Rhythm Management	$54	$107	$(53)
Electrophysiology	(2)	0	(2)

Cardiac Rhythm Management Group	52	107	(55)

Interventional Cardiology	10	67	(57)
Peripheral Interventions	(26)	(9)	(17)

Cardiovascular Group	(16)	58	(74)

Neurovascular	(10)	(1)	(9)

Endoscopy	6	29	(23)
Urology/Gynecology	10	15	(5)

Endosurgery Group	16	44	(28)

Neuromodulation	15	16	(1)

Subtotal	57	224	(167)

Divested Businesses	(44)	(44)	0

Worldwide	$13	$180	$(167)

U.S. Net Sales
Our U.S. net sales, excluding net sales from divested businesses, increased $106 million, or ten percent in the second quarter of 2009, as compared to the second quarter of 2008. The increase was due primarily to an increase in U.S. CRM product sales of $41 million in the second quarter of 2009, as compared to the same period in the prior year, as well as an increase in U.S. sales of our coronary stent systems of $53 million. This increase is due partially to the impact of a $22 million sales returns reserve adjustment recorded in the second quarter of 2008 associated with the planned transition from our TAXUS® Express2 drug-eluting stent system to our second-generation TAXUS Liberté® stent system, which we launched in the second half of 2008. In addition, U.S. sales in our Endosurgery group grew $13 million in the second quarter of 2009, as compared to the same period in the prior year, and our Neuromodulation division increased sales by $10 million. These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $13 million in the second quarter of 2009, as compared to the same period in the prior year. Refer to the Business and Market Overview section for a more detailed discussion of our net sales.
During the first half of 2009, our U.S. net sales, excluding net sales from divested businesses, increased $159 million, or seven percent, as compared to the first half of 2008. The increase was driven primarily by an increase in U.S. CRM product sales of $81 million and an increase of $71 million in U.S. sales of our coronary stent systems. In addition, U.S. sales in our Endosurgery group grew $25 million in the first half of 2009, as compared to the same period in the prior year, and our Neuromodulation division increased sales $14 million. These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $24 million in the first half of 2009, as compared to the same period in the prior year, as well as a decrease of $9 million in net sales from our Peripheral Interventions business.
International Net Sales
Our international net sales, excluding net sales from divested businesses, decreased $39 million, or four percent, in the second quarter of 2009, as compared to the second quarter of 2008. The decrease was attributable primarily to the impact of foreign currency exchange rates, which contributed a negative $83 million to our international net sales, excluding sales from divested businesses, as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, net sales in our EMEA region increased $11 million, or two percent, in the second quarter of 2009, as compared to the same period in the prior year, driven primarily by an increase in CRM product sales of $9 million. Our net sales in Japan increased $19 million, or nine percent, excluding the impact of foreign currency exchange rates, in the second quarter of 2009, as compared to the second quarter of 2008, due primarily to an increase in drug-eluting stent system sales of $10 million. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $14 million, or eight percent, for the second quarter of 2009, as compared to the same period in the prior year, due primarily to an increase in drug-eluting stent system sales of $6 million and an increase of $4 million in sales of CRM products. Refer to the Business and Market Overview section for a more detailed discussion of our net sales.
In the first half of 2009, our international net sales decreased $102 million, or six percent, as compared to the first half of 2008. The decrease was attributable primarily to the impact of foreign currency exchange rates, which contributed a negative $167 million to our international net sales, excluding divested businesses, as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, net sales in our EMEA region increased $26 million, or three percent, in the first half of 2009, as compared to the same period in the prior year, driven primarily by an increase in CRM product sales of $16 million. Our net sales in Japan increased $13 million, or three percent, excluding the impact of foreign currency exchange rates, in the first half of 2009, as compared to the first half of 2008, due primarily to an increase in drug-eluting stent system sales of $17 million, partially offset by a slight decline in CRM product sales. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $26 million, or seven percent, for the first half of 2009, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year over year growth.

Gross Profit
For the second quarter of 2009, our gross profit was $1.444 billion, as compared to $1.420 billion for the second quarter of 2008. For the first half of 2009, our gross profit was $2.847 billion, as compared to $2.886 billion for the first half of 2008. Our gross profit margin for the second quarter of 2009 decreased slightly to 69.6 percent from 70.2 percent for the second quarter of 2008, and to 69.7 percent for the first half of 2009 from 70.9 percent for the first half of 2008. The following is a reconciliation of our gross profit margin and a description of the drivers of the change from period to period:

	Three	Six
	Months	Months
Gross profit margin — period ended June 30, 2008	70.2%	70.9%
Shifts in product sales mix	(1.3)%	(2.4)%
Net impact of foreign currency	1.3%	1.3%
All other	(0.6)%	(0.1)%

Gross profit margin — period ended June 30, 2009	69.6%	69.7%

The primary factor contributing to a shift in product sales mix toward lower margin products for both periods was a decrease in sales of our higher margin TAXUS® drug-eluting stent systems. The shift in sales away from TAXUS® stent systems during the first half of 2009 was due primarily to increased sales of the PROMUS® stent system in the U.S., following its July 2008 approval and launch. Sales of the PROMUS® stent system represented 39 percent of our worldwide drug-eluting stent system sales in the second quarter of 2009 and 36 percent for the first half of 2009, as compared to six percent in the second quarter of 2008 and five percent for the first half of 2008. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system is significantly lower than that of our TAXUS® stent system. In addition, our gross profit margin for the second quarter and first half of 2009, as compared to the same periods in the prior year, was positively impacted by the settlement of foreign currency hedge contracts on intercompany and third party transactions.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Net		Net		Net		Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	671	32.4	655	32.4	1,321	32.3	1,315	32.3
Research and development expenses	263	12.7	253	12.5	520	12.7	497	12.2
Royalty expense	53	2.6	48	2.4	98	2.4	94	2.3
Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2009, our SG&A expenses increased by $16 million, or two percent, as compared to the second quarter of 2008. In the first half of 2009, our SG&A expenses increased $6 million, or less than one percent, as compared to the first half of 2008. These increases relate primarily to costs associated with initiatives targeted at increasing profitable sales growth, including expanding our CRM field sales force, and higher variable costs associated with higher net sales. These increases were partially offset by benefits from foreign currency exchange rates of $20 million in the second quarter of 2009 and $40 million during the first half of 2009.

Research and Development (R&D) Expenses
Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In the second quarter of 2009, our R&D expenses increased $10 million, or four percent, as compared to the second quarter of 2008. Our investment in R&D spending for the first half of 2009 increased $23 million, or five percent, as compared to the first half of 2008. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that will contribute to our short- and long-term profitable sales growth.
Royalty Expense
In the second quarter of 2009, our royalty expense increased $5 million or 10 percent, as compared to the second quarter of 2008. In the first half of 2009, our royalty expense increased $4 million, or four percent, as compared to the first half of 2008. These increases were driven by the increase in worldwide sales of our drug-eluting stent systems, as well as the shift in the mix of our drug-eluting stent system sales towards the PROMUS® stent system, following its launch in the U.S. in 2008. The royalty rate applied to sales of the PROMUS® stent system is, on average, higher than that associated with sales of our TAXUS® stent system. Partially offsetting this increase was a decrease attributable to the expiration of a CRM royalty agreement during the first quarter of 2009.
Loss on Program Termination
In the second quarter of 2009, we cancelled one of our internal R&D programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with Financial Accounting Standards Board (FASB) Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities, associated with future payments that we believe we remain contractually obligated to make. We continue to focus on developing new technologies that will contribute to profitable sales growth in the future and do not believe that the cancellation of this program will have a material adverse impact on our future results of operations or cash flows.
Amortization Expense
In the second quarter of 2009, our amortization expense decreased to $126 million, as compared to $135 million for the second quarter of 2008, a decrease of $9 million or seven percent. In the first half of 2009, our amortization expense decreased $24 million, or nine percent, as compared to the first half of 2008. These decreases relate primarily to certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life during 2008, as well as the 2008 write down of certain intangible assets to their fair values.
Intangible Asset Impairment Charges
During the second quarter of 2009, due to lower than anticipated market penetration of one of our Urology technology offerings, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment and recorded a $10 million charge to write off the balance of these intangible assets as of June 30, 2009. We do not believe that this impairment will have a material impact on our future operations or cash flows.
Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of FASB Statement No. 141(R), Business Combinations, as of January 1, 2009, did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the second quarter and first half of 2009, and $13 million in the first half of 2008 associated with the entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R), the transaction did not qualify as a business combination. We did not consummate any material business combinations in the first half of 2009. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset, in accordance with Statement No. 141(R). In the second quarter of 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million. In connection with the acquisition, we recorded pre-tax purchased research and development charges of $16 million.
Gain on Divestitures
During the first quarter of 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular Endovascular Aortic Repair (EVAR) program. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Navylist Medical (affiliated with Avista Capital Partners) for net cash proceeds of approximately $400 million. We recorded a pre-tax gain of $234 million ($161 million after-tax) during the first quarter of 2008 associated with this transaction. We acquired the Fluid Management business as part of our acquisition of Schneider Worldwide in 1998. The Venous Access business was previously a component of our former Oncology business. In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. We discontinued our EVAR program in 2006. In connection with the sale, we recorded a pre-tax gain of $16 million ($36 million after-tax) during 2008.
Litigation-related Charges
We record certain significant litigation-related charges as a separate line item in our accompanying unaudited condensed consolidated statements of operations. In the first quarter of 2009, we recorded a pre-tax charge of $237 million associated with a decision reached by the Court of Appeals for the Federal Circuit upholding the District Court’s decision that certain of our stent systems infringed certain Johnson & Johnson patents. This amount represents an estimate of the low end of the range of potential outcomes related to this matter. The range is subject to substantial estimation, including attempting to determine the possible future findings of a jury. As such, the high end of the range cannot be reasonably estimated at this time. In addition, we recorded a pre-tax charge of $50 million in the first quarter of 2009 associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D., and made associated payments of $45 million during the first half of 2009. See further discussion of our material legal proceedings in Note L— Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
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
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million. We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the plan to result in cash payments of approximately $390 million to $405 million. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$215 million to $225 million
Fixed asset write-offs	$20 million to $25 million
Other (1)	$70 million to $75 million

Restructuring-related expenses:
Retention incentives	$70 million
Accelerated depreciation	$15 million to $20 million
Transfer costs (2)	$35 million

$425 million to $450 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
As a result of the execution of our 2007 Restructuring plan and our divestiture-related initiatives, we reduced R&D and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million to $40 million, as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in direct sales, to drive sales growth.
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
We estimate that the execution of the Plant Network Optimization plan will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $120 million to $130 million of these charges will result in future cash outlays. The following provides a summary of our estimates of costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$45 million to $50 million

Restructuring-related expenses:
Accelerated depreciation	$15 million to $20 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.

We recorded restructuring charges of $13 million in the second quarter of 2009 and $10 million in the second quarter of 2008. In addition, we recorded expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives of $17 million in the second quarter of 2009 and $11 million in the second quarter of 2008. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations:
Three Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$3				$3	$7	$13

Restructuring-related expenses:
Cost of products sold		$1	$2	$9			12
Selling, general and administrative expenses		4					4
Research and development expenses		1					1

		6	2	9			17

	$3	$6	$2	$9	$3	$7	$30

Three Months Ended June 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges						$10	$10

Restructuring-related expenses:
Cost of products sold		$2	$1				3
Selling, general and administrative expenses		6					6
Research and development expenses		2					2

		10	1				11

		$10	$1			$10	$21

Restructuring and restructuring-related costs recorded in the second quarter of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$2	$6		$6	$3	$7	$24
Plant Network Optimization plan	1		$2	3			6

	$3	$6	$2	$9	$3	$7	$30

We recorded restructuring charges of $36 million in the first half of 2009 and $39 million in the first half of 2008. In addition, we recorded expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives of $30 million in the first half of 2009 and $26 million in the first half of 2008. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations:
Six Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$21				$3	$12	$36

Restructuring-related expenses:
Cost of products sold		$3	$4	$15			22
Selling, general and administrative expenses		6					6
Research and development expenses		2					2

		11	4	15			30

	$21	$11	$4	$15	$3	$12	$66

Six Months Ended June 30, 2008

	Termination	Retention	Accelerated		Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Transfer Costs	Write-offs	Other	Total

Restructuring charges	$20					$19	$39

Restructuring-related expenses:
Cost of products sold		$5	$2				7
Selling, general and administrative expenses		12	3				15
Research and development expenses		4					4

		21	5				26

	$20	$21	$5			$19	$65

Restructuring and restructuring-related costs recorded in the first half of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$4	$11	$1	$10	$3	$12	$41
Plant Network Optimization plan	17		3	5			25

	$21	$11	$4	$15	$3	$12	$66

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits and FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. We expect to record the additional termination benefits throughout the remainder of 2009 and 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which are being recorded over the future service period during which eligible employees must remain employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with FASB Statement No. 146. Accelerated depreciation is being recorded over the new remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $290 million and restructuring-related costs of $93 million since we committed to each plan. The following presents these costs by major type and by plan:

	2007	Plant
	Restructuring	Network
(in millions)	Plan	Optimization	Total

Termination benefits	$196	$17	$213
Fixed asset write-offs	21		21
Other	56		56

Total restructuring charges	273	17	290

Retention incentives	59		59
Accelerated depreciation	12	3	15
Transfer costs	14	5	19

Total restructuring-related expenses	85	8	93

	$358	$25	$383

In the second quarter of 2009, we made cash payments of approximately $20 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits and retention incentives, production line transfer costs and other restructuring costs. We have made cumulative cash payments of approximately $270 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the 2007 Restructuring plan during the remainder of 2009 and make future cash payments throughout the remainder of 2009 and into 2010 using cash generated from operations. In the second quarter of 2009, we made cash payments of approximately $3 million associated with our Plant Network Optimization plan, which related to production line transfer costs. We have made cumulative cash payments of $5 million since we committed to the Plant Network Optimization plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the Plant Network Optimization plan through 2011, and make future cash payments through 2011 using cash generated from operations.
Interest Expense
Our interest expense decreased to $92 million in the second quarter of 2009 and $194 million for the first half of 2009, as compared to $118 million in the second quarter of 2008 and $249 million for the first half of 2009. The decrease in our interest expense was a result of a decrease in our average debt levels, due to debt prepayments of $1.0 billion since the second quarter of 2008, as well as a decrease in our average borrowing rate. Refer to the Liquidity and Capital Resources section and Note D — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Other, net
Our other, net reflected expense of $3 million for the second quarter of 2009, $85 million for the second quarter of 2008; and expense of $10 million for the first half of 2009 and $72 million for the first half of 2008. The following are the components of other, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2009	2008	2009	2008

Interest income	$2	$11	$5	$28
Foreign currency gains (losses)	2	2	(4)	7
Net losses on investments and notes receivable	(1)	(98)	(2)	(104)
Other (expense) income	(6)		(9)	(3)

	$(3)	$(85)	$(10)	$(72)

Other, net included interest income of $2 million for the second quarter of 2009, $11 million for the second quarter of 2008, $5 million for the first half of 2009 and $28 million for the first half of 2008. The decrease during 2009 as compared to 2008 was due primarily to lower average investment rates. In addition, other, net included expense of $1 million for the second quarter of 2009, $98 million for the second quarter of 2008, $2 million during the first half of 2009 and $104 million for the first half of 2008, associated with net losses attributable to our investment portfolio. The decrease in 2009, as compared to 2008, related primarily to the sale of our non-strategic investments. Refer to Note G- Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a discussion of the sale of these investments.

Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	June 30,		Point
	2009	2008	Increase (Decrease)
Reported tax rate	12.2%	2.0%	10.2%
Impact of certain charges*	6.5%	18.1%	(11.6)%

	Six Months Ended		Percentage
	June 30,		Point
	2009	2008	Increase (Decrease)
Reported tax rate	(74.7)%	25.3%	(100.0)%
Impact of certain charges*	94.5%	(3.3)%	97.8%

*	These charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2009, as compared to the same periods in 2008, relates primarily to the impact of certain charges that are taxed at different rates than our effective tax rate. In 2009, these charges included intangible asset impairment charges, purchased research and development charges, restructuring- and litigation-related charges, and a favorable tax ruling on a divestiture-related gain recognized in a prior period. Our reported tax rate was also affected by discrete items, associated primarily with resolutions of uncertain tax positions and a favorable adjustment as a result of a state law change, resulting in tax benefits of $13 million for the second quarter of 2009 and $87 million for the first half of 2009. In 2008, these charges included purchased research and development charges, a gain on the divestiture of certain non-strategic businesses, restructuring-related charges, and discrete tax items associated with the resolution of various tax matters.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. As of June 30, 2009, we had $1.082 billion of gross unrecognized tax benefits, $959 million of which, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions related to audit settlements in the first half of 2009.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized income tax related interest and penalties of $8 million in the second quarter of 2009, $13 million in the second quarter of 2008, $20 million in the first half of 2009 and $11 million in the first half of 2008, including a net release in the first quarter. We had $296 million accrued for gross interest and penalties as of June 30, 2009 and $268 million as of December 31, 2008.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first half of 2009, we resolved various federal and foreign jurisdictions matters.
In the second quarter of 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest, in the second quarter of 2009. We disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate. We also continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Revenue

Agent’s Report for Guidant’s federal tax examination covering years 2001 through 2003, which we received in 2008. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $82 million.
On May 4, 2009, the Obama administration announced several legislative proposals to reform the United States tax rules, including provisions that may limit the deferral of United States income tax on unremitted earnings of our foreign subsidiaries, reduce or eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. It is uncertain whether any of these proposals will ultimately become legislation; however, if constituted into legislation, these proposals may have a significant adverse impact to our future results of operations.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies. Unless discussed below, there were no material changes in the six months ended June 30, 2009 to the application of critical accounting policies as described in our 2008 Annual Report on Form 10-K.
We test our goodwill balances as of April 1 during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under FASB Statement No. 142, Goodwill and Other Intangible Assets, as described in our 2008 Annual Report on Form 10-K. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2009 annual impairment assessment, we identified our reporting units to be our six U.S. operating segments, which in aggregate make up the U.S. reportable segment, and our four international operating segments.
During 2008 and 2009, and consistent with prior periods, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We considered using the market approach and cost approach but concluded they were not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we made assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use risk-adjusted weighted average costs of capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows. Due to economic conditions and the related increase in volatility in the equity and credit markets, which became more pronounced starting in the fourth quarter of 2008, our estimated risk-adjusted WACC increased 150 basis points from 9.5 percent during our 2008 second quarter annual goodwill impairment assessment to 11.0 percent during our 2008 fourth quarter interim impairment assessment. This change, along with reductions in market demand for products in our U.S. CRM reporting unit relative to our assumptions at the time of the Guidant acquisition, were the key factors contributing to a $2.613 billion goodwill impairment charge that we recorded in the fourth quarter of 2008, discussed in our 2008 Annual Report on Form 10-K. Our estimated market participant WACC decreased 50 basis points from 11.0 percent during our 2008 fourth quarter interim impairment assessment to 10.5 percent during our 2009 second quarter annual goodwill impairment assessment, and our other significant assumptions remained largely consistent. We did not identify any reporting units whose carrying value exceeded its fair value during our 2009 second quarter annual impairment assessment.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations. Refer to Note E - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a discussion of our adoption of this standard.
Liquidity and Capital Resources
The following provides a summary and description of our cash inflows (outflows) for the six months ended June 30, 2009:

	Six Months Ended
	June 30,
(in millions)	2009	2008
Cash provided by operating activities	$680	$524
Cash (used for) provided by investing activities	(640)	498
Cash used for financing activities	(487)	(860)
Operating Activities
Cash generated from operations increased $156 million for the first half of 2009, as compared to the first half of 2008. The increase was due primarily to net tax refunds of $89 million in the first half of 2009, as compared to net tax payments of approximately $217 million in the first half of 2008, as well as reductions in restructuring-related payments of $75 million due to the expiration of severance agreements associated with our 2007 Restructuring plan. Partially offsetting these items were decreases of approximately $100 million associated with payments for legal settlements, as well as the impact of increases in other working capital of approximately $100 million. During the second half of the year, we expect to make a litigation-related payment of approximately $700 million, which is accrued in our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report as of June 30, 2009 and December 31, 2008. Partially offsetting this cash outflow, we also expect to receive a $250 million milestone payment from Abbott Laboratories during the fourth quarter of 2009, upon receipt of approval to market the XIENCE V™ stent system in Japan. Refer to our 2008 Annual Report on Form 10-K for a description of this milestone payment and our acquisition of Guidant Corporation and related transaction with Abbott.
Investing Activities
During the first half of 2009, our investing activities included a final fixed payment of approximately $500 million related to our prior period acquisition of Advanced Bionics Corporation, as well as capital expenditures of $134 million. We expect to incur total capital expenditures of approximately $375 million during 2009, which includes capital expenditures to further upgrade our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform and to support continued growth in our business units.

Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt, payments for share repurchases and proceeds from stock issuances related to our equity incentive programs. We expect to continue to use a portion of our future operating cash flow to reduce our debt obligations.
Debt
The following is a summary of our net debt2 position as of June 30, 2009 and December 31, 2008:

	June 30,	December 31,
(in millions)	2009	2008
Current debt obligations	$330	$2
Long-term debt	5,920	6,743

Total debt	6,250	6,745
Less: cash and cash equivalents	1,194	1,641

Net debt	$5,056	$5,104

The debt maturity schedule for the significant components of our debt obligations as of June 30, 2009, is as follows:

	Payments due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Term loan		$325	$2,000				$2,325
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050

		$325	$3,750			$2,200	$6,275

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
In July 2009, we made a prepayment of $225 million towards our term loan. As a result, our next debt maturity is $100 million due in April 2010.
In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants. Refer to Note D — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding the terms of the amendment. At the same time, we prepaid $500 million of our term loan. We prepaid $925 million of our term loan during the first half of 2008.
In connection with the amendment of our term loan and revolving credit facility, we reduced availability under our credit facility by $250 million to $1.750 billion. Further reducing our borrowing capacity, in 2008, we issued a $717 million surety bond backed by a $702 million letter of credit and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case pending appeal, described in Note L — Commitments and Contingencies. We also maintain a $350 million credit and security facility secured

[2]
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

by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. During the third quarter of 2009, we extended the maturity of this facility to August 2010. There were no amounts borrowed under this facility as of June 30, 2009 or December 31, 2008. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $192 million as of June 30, 2009 and $205 million as of December 31, 2008). We discounted notes receivable of $188 million as of June 30, 2009 and $190 million as of December 31, 2008.
Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants. As of June 30, 2009, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers. See Note D — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
Equity
During the first half of 2009, we received $13 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $48 million in the first half of 2008. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
Contractual Obligations and Commitments
Certain of our acquisitions involve the payment of contingent consideration. See Note E - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions. There have been no material changes to our contractual obligations and commitments as reported in our 2008 Annual Report on Form 10-K.
Legal Matters
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities and product liability litigation, as well as governmental investigations that could result in civil and criminal proceedings. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to product liability claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with FASB Statement No. 5, Accounting for Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.
Our accrual for legal matters that are probable and estimable was $1.267 billion as of June 30, 2009 and $1.089 billion as of December 31, 2008, and includes estimated costs of settlement, damages and defense. The increase in our accrual is due primarily to first quarter charges of $237 million as a result of a ruling in a patent infringement case brought against us by Johnson & Johnson, and $50 million related to the settlement of a patent infringement case brought against us by Bruce Saffran, M.D., Ph.D. These matters are described in Note L- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. Partially offsetting this increase was a decrease of approximately

$100 million attributable to litigation-related payments made during the first half of the year, including $45 million of payments made to Dr. Saffran. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note L for material developments with regard to the litigation disclosed in our 2008 Annual Report on Form 10-K.
Recent Accounting Pronouncements
Statement No. 141(R)
In December 2007, the FASB issued Statement No. 141(R), Business Combinations, a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. We were required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. During the first half of 2009, we did not consummate any material business combinations.
Statement No. 161
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance. We adopted Statement No. 161 as of our first quarter ended March 31, 2009. Refer to Note B — Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for more information.

Statement No. 165
In May 2009, the FASB issued Statement No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. Statement No. 165 also requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. We adopted Statement No. 165 for our second quarter ended June 30, 2009. Its adoption did not impact our results of operations or financial condition. Refer to Note O - Subsequent Events to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for more information regarding our evaluation of subsequent events.
Statement No. 168
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification™ as the single source of authoritative U.S. GAAP. The Codification™ will supersede all existing non-SEC accounting and reporting standards. As a result, upon adoption, all references to accounting literature in our SEC filings will conform to the appropriate reference within the Codification™. We are required to adopt Statement No. 168 for our third quarter ending September 30, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operations.
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
Coronary Stent Business
•
Volatility in the coronary stent market, our estimates for the worldwide coronary stent market, the recovery of the coronary stent market, our ability to increase coronary stent net sales, competitive offerings and the timing of receipt of regulatory approvals, both in the U.S. and internationally, to market existing and anticipated drug-eluting stent technology and other stent platforms;

•	Our ability to successfully launch next-generation products and technology features, including our TAXUS® Element™ and PROMUS® Element™ stent systems;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our ability to manage the mix of net sales of everolimus-eluting stent systems supplied to us by Abbott relative to our total drug-eluting stent net sales and to launch on-schedule a next-generation internally-manufactured everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent system;

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

•	Abbott’s ability to obtain approval for its XIENCE V™ everolimus-eluting coronary stent system in Japan and Abbott’s payment to us of the associated milestone obligation;

•	Our reliance on Abbott’s manufacturing capabilities and supply chain, and our ability to align our everolimus-eluting stent system supply from Abbott with customer demand;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions; and

•	Our ability to retain key members of our cardiology sales force and other key personnel.
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

•	Heightened global regulatory enforcement arising from political and regulatory changes as well as economic pressures;

•	The effect of our litigation, risk management practices, including self-insurance, and compliance activities on our loss contingencies, legal provision and cash flows;

•	The impact of our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

•	Costs associated with our on-going compliance and quality activities and sustaining organizations;

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide; and

•	Legislative or regulatory efforts to modify the product approval or reimbursement process, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency.
Innovation
•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop next-generation products and technologies successfully across all of our businesses;

•	Our ability to fund and achieve benefits from our focus on internal research and development and external alliances as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the strategic acquisitions we have consummated or may consummate in the future;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these alliances;

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

•
Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us, including our ability to refinance our existing debt on favorable terms;

•	Our ability to resolve open tax matters favorably and recover substantially all of our deferred tax assets; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.
Other
•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete;

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee or Board of Directors;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we execute our 2007 Restructuring and Plant Network Optimization plans; and

•	Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including our 2007 Restructuring and Plant Network Optimization plans, in order to streamline our operations, reduce our debt obligations and improve our gross margins.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, litigation and government investigations, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We discuss those and other important risks and uncertainties that may affect our future operations in Part I, Item IA- Risk Factors in our most recent Annual Report on Form 10-K and may update that discussion in Part II, Item 1A — Risk Factors in this or another Quarterly Report on Form 10-Q. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.
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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.525 billion as of June 30, 2009 and $4.396 billion as of December 31, 2008. We recorded $70 million of other assets and $83 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2009, as compared to $132 million of other assets and $195 million of other liabilities as of December 31, 2008. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $285 million as of June 30, 2009 and $315 million as of December 31, 2008. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $348 million as of June 30, 2009 and by $385 million as of December 31, 2008. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had interest rate derivative instruments outstanding in the notional amount of $4.100 billion as of June 30, 2009 and $4.900 billion as of December 31, 2008. The notional amount decrease is due to the early termination of certain interest rate contracts in the amount of $300 million, as well as $500 million of interest rate contracts reaching maturity during the first half of 2009. We recorded $34 million of other liabilities to recognize the fair value of our interest rate derivative instruments as of June 30, 2009 as compared to $46 million as of December 31, 2008. A one-percentage point increase in interest rates would increase the derivative instruments’ fair value by $20 million as of June 30, 2009, as compared to an increase of $32 million as of December 31, 2008. A one-percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $20 million as of June 30, 2009 as compared to a decrease of $35 million as of December 31, 2008. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. As of June 30, 2009, $6.125 billion of our outstanding debt obligations was at fixed interest rates or had been converted to fixed interest rates through the use of interest rate derivative instruments, representing 98 percent of our total debt.
See Note B — Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for detailed information regarding our derivative financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President — Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the quarter ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Note L — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the risk factors set forth below and other information set forth in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2008 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.
The medical device industry is the subject of numerous governmental investigations often involving marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management, impose administrative costs and have an adverse effect on our financial condition, results of operations and liquidity.
We have received subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice, the Office of Inspector General of the Department of Health and Human Services, and the Department of Defense. These investigations relate primarily to the conduct of clinical trials, conflicts of interests and financial arrangements with health care providers and consultants, regulatory compliance and product promotional practices. We are cooperating with these investigations and are responding to these requests. Cooperation typically involves document production costs, human resources costs and diversion of management and employee focus. We cannot predict when these investigations will be resolved, the outcome of these investigations or their impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. Finally, if these investigations continue over a long period of time, they could further divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.

Changes in tax laws or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Accordingly, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Our Annual Meeting of Stockholders was held on May 5, 2009, at which stockholders of record as of March 6, 2009 voted on:
(i)	the election of thirteen nominees for director; and

(ii)	the ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.
A total of 1,306,861,038 shares, or approximately 87 percent of our common stock, were present or represented by proxy at the meeting. The matters listed above were voted upon as follows:
(i)	The individuals named below were elected as directors:

		Votes	Votes
Director Nominee	Votes For	Withheld	Abstaining
John E. Abele	1,281,734,711	20,537,745	4,588,505
Ursula M. Burns	1,258,106,217	45,267,361	3,487,459
Marye Anne Fox	1,257,107,511	46,284,006	3,469,443
Ray J. Groves	1,276,496,015	26,054,177	4,310,845
Kristina M. Johnson	957,586,352	345,033,947	4,240,662
Ernest Mario	1,264,041,610	39,125,807	3,693,583
N.J. Nicholas, Jr.	1,259,032,641	42,922,838	4,905,442
Pete M. Nicholas	1,237,226,689	64,327,848	5,306,501
John E. Pepper	1,256,470,353	46,522,740	3,867,867
Uwe E. Reinhardt	1,285,110,085	17,899,008	3,851,906
Warren B. Rudman	1,283,987,753	18,895,659	3,977,509
John E. Sununu	1,287,244,014	16,211,389	3,405,597
James R. Tobin	1,269,290,672	31,489,446	6,080,842
As previously disclosed, on May 20, 2009, Kristina M. Johnson resigned from our Board of Directors in connection with her confirmation as Under Secretary in the U.S. Department of Energy and, on May 22, 2009, Ursula M. Burns resigned from our Board of Directors in connection with her appointment as Chief Executive Officer of Xerox Corporation. Further, effective July 13, 2009, James R. Tobin retired from our Board of Directors, as well as from his position as our President, Chief Executive Officer and member of our Executive Committee. The remaining directors elected at our 2009 Annual Meeting of Stockholders have been elected to serve a one-year term until our 2010 Annual Meeting of Stockholders.

Our Board of Directors elected J. Raymond Elliott, who replaced James R. Tobin as our President, Chief Executive Officer and member of our Executive Committee effective as of July 13, 2009, to serve on the Board of Directors effective July 13, 2009. Mr. Elliott will serve until our 2010 Annual Meeting of Stockholders.
On July 28, 2009, our Board of Directors elected Katharine T. Bartlett and Bruce L. Byrnes to serve on the Board of Directors effective, August 1, 2009. Ms. Bartlett and Mr. Byrnes will serve until our 2010 Annual Meeting of Stockholders.
Katharine Bartlett is the A. Kenneth Pye Professor of Law at the Duke University School of Law, where she served as Dean from 2000-2007. She earned a B.A. degree from Wheaton College, magna cum laude, Phi Beta Kappa; an M.A. degree from Harvard University; and a J.D. degree from the Boalt Hall School of Law at the University of California, Berkeley, where she served as an editor of the Law Review.
Bruce Byrnes is the retired Vice Chairman of the Board- Global Brand Building Training of The Procter and Gamble Company, a position he held from July 2007 through June 2008. During his 38-year career with Procter and Gamble, Mr. Byrnes also served as its Vice Chairman of the Board — Global Household Care from 2004 to 2007, its Vice Chairman of the Board and President — Global Beauty & Feminine Care and Global Health Care from 2002 to 2004. Mr. Byrnes is a Director of Cincinnati Bell Inc, and served as a trustee of the Cincinnati Art Museum. He holds a B.A. degree from Princeton University. He graduated from Princeton University in 1970.
(ii) The ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending December 31, 2009 was approved by a vote of 1,294,369,319 shares voting for, 10,296,780 shares voting against, and 2,194,938 abstaining.
ITEM 5. OTHER INFORMATION
Effective August 5, 2009, we agreed to amend the terms of our (a) Amended and Restated Credit and Security Agreement (the Credit Agreement) dated as of November 7, 2007, as amended, by and among us, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada, and (b) the Amended Fee Letters described in the Credit Agreement to extend the term of the Credit Agreement by an additional 364 days and to increase certain fees thereunder.
ITEM 6. EXHIBITS (* documents filed with this report)
10.1*	Form of Retention Agreement between Boston Scientific and J. Raymond Elliott, effective as of July 13, 2009

10.2*
Form of Amendment No. 2 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 5, 2009 by and among us, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada.

10.3	Form of Transition and Retirement Agreement dated June 25, 2009 between Boston Scientific and James R. Tobin (Exhibit 10.1, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083)

10.4	Form of Offer Letter between Boston Scientific and J. Raymond Elliott dated June 22, 2009 (Exhibit 10.2, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer

32.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President — Finance and Information Systems and Chief Financial Officer

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six month periods ended June 30, 2009 and 2008, (ii) the Condensed Consolidated Statements of Financial Position as of June 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and (iv) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2009.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive Vice
President — Finance and Information Systems