Form 10-Q
period 2009-09-30
BOSTON SCIENTIFIC CORP
filed 2009-11-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009	Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2009
Common Stock, $.01 par value	1,510,429,990

Page No.
PART I FINANCIAL INFORMATION	3

Item 1. Condensed Consolidated Financial Statements	3

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	71

Item 4. Controls and Procedures	72

PART II OTHER INFORMATION	73

Item 1. Legal Proceedings	73

Item 1A. Risk Factors	73

Item 6. Exhibits	74

SIGNATURE	75
Ex-31.1 Certification of the Chief Executive Officer pursuant to Section 302
Ex-31.2 Certification of the Chief Financial Officer pursuant to Section 302
Ex 32.1 Certification of the Chief Executive Officer pursuant to Section 906
Ex-32.2 Certification of the Chief Financial Officer pursuant to Section 906
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except per share data	2009	2008	2009	2008
Net sales	$2,025	$1,978	$6,109	$6,048
Cost of products sold	629	655	1,867	1,839

Gross profit	1,396	1,323	4,242	4,209

Operating expenses:
Selling, general and administrative expenses	665	610	1,987	1,925
Research and development expenses	258	252	778	749
Royalty expense	51	51	149	144
Loss on program termination			16
Amortization expense	126	131	381	410
Intangible asset impairment charges		155	10	155
Purchased research and development		(8)	17	21
Acquisition-related milestone		(250)		(250)
Gain on divestitures				(250)
Restructuring charges	9	20	44	59
Litigation-related net charges	236	334	523	334

	1,345	1,295	3,905	3,297

Operating income	51	28	337	912

Other income (expense):
Interest expense	(91)	(112)	(285)	(361)
Other, net	(4)	16	(13)	(57)

(Loss) income before income taxes	(44)	(68)	39	494
Income tax expense (benefit)	50	(6)	(12)	136

Net (loss) income	$(94)	$(62)	$51	$358

Net (loss) income per common share — basic	$(0.06)	$(0.04)	$0.03	$0.24
Net (loss) income per common share — assuming dilution	$(0.06)	$(0.04)	$0.03	$0.24

Weighted-average shares outstanding
Basic	1,509.3	1,500.9	1,507.0	1,497.5
Assuming dilution	1,509.3	1,500.9	1,514.4	1,504.4
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
in millions, except share data	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,381	$1,641
Trade accounts receivable, net	1,431	1,402
Inventories	942	853
Deferred income taxes	825	911
Prepaid expenses and other current assets	383	645

Total current assets	4,962	5,452

Property, plant and equipment, net	1,731	1,728
Goodwill	12,432	12,421
Other intangible assets, net	6,855	7,244
Other long-term assets	249	294

	$26,229	$27,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$256	$2
Accounts payable	225	239
Accrued expenses	2,431	2,612
Other current liabilities	264	380

Total current liabilities	3,176	3,233

Long-term debt	5,774	6,743
Deferred income taxes	2,133	2,262
Other long-term liabilities	1,849	1,727

Commitments and contingencies

Stockholders’ equity

Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares and issued 1,510,249,821 shares as of September 30, 2009 and 1,501,635,679 shares as of December 31, 2008	15	15
Additional paid-in capital	16,056	15,944
Accumulated deficit	(2,681)	(2,732)
Other stockholders’ deficit	(93)	(53)

Total stockholders’ equity	13,297	13,174

	$26,229	$27,139

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2009	2008

Cash provided by operating activities	$1,164	$1,162

Investing activities:
Purchases of property, plant and equipment	(225)	(208)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	54	110
Payments for acquisitions of businesses, net of cash acquired	(4)	(21)
Payments relating to prior period acquisitions	(517)	(669)
Proceeds from business divestitures		1,286
Payments for investments in companies and acquisitions of certain technologies	(41)	(26)

Cash (used for) provided by investing activities	(733)	472

Financing activities:
Payments on credit and security facility and long-term borrowings	(725)	(1,425)
Proceeds from issuances of shares of common stock	32	68
Excess tax benefit from option excercises		4

Cash used for financing activities	(693)	(1,353)

Effect of foreign exchange rates on cash	2	1

Net (decrease) increase in cash and cash equivalents	(260)	282
Cash and cash equivalents at beginning of period	1,641	1,452

Cash and cash equivalents at end of period	$1,381	$1,734

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2008 Annual Report on Form 10-K.
We have evaluated events occurring after the date of our accompanying unaudited condensed consolidated balance sheets through the time of the filing of this Quarterly Report on Form 10-Q on November 6, 2009. On November 3, 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order to resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, discussed further in Note L — Commitments and Contingencies. This subsequent event provided additional evidence about conditions that existed as of the date of the balance sheet in our accompanying unaudited condensed consolidated financial statements, including the estimates inherent in the process of preparing financial statements and is, therefore, a ‘recognized subsequent event,’ as defined by Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (ASC) Topic 855, Subsequent Events. Accordingly, we have recorded a loss of $294 million in the third quarter of 2009 in our accompanying unaudited condensed consolidated statements of operations, and increased our associated litigation-related reserves in our accompanying unaudited condensed consolidated balance sheets by $294 million as of September 30, 2009. Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note L — Commitments and Contingencies for more information.
Certain prior year amounts have been reclassified to conform to the current year presentation. See Note M — Segment Reporting for further details.
NOTE B — FINANCIAL INSTRUMENTS
Derivative Instruments and Hedging Activities
We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.
Currency Hedging
We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions and balances. We use both derivative instruments (currency forward and option contracts), and non-derivatives (primarily European manufacturing operations) to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by currency exchange rate changes.
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of September 30, 2009 and December 31, 2008 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.762 billion as of September 30, 2009 and $2.587 billion as of December 31, 2008.
We recognized in earnings net losses of less than $1 million on our cash flow hedges during the third quarter of 2009 and net gains of $23 million for the first nine months of 2009. All currency cash flow hedges outstanding as of September 30, 2009 mature within 36 months. As of September 30, 2009, $87 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $6 million as of December 31, 2008. As of September 30, 2009, $52 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities and certain short-term earnings and cash flow exposures related to our Japanese operations that do not qualify for hedge accounting under Topic 815. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.040 billion as of September 30, 2009 and $1.809 billion as of December 31, 2008.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the fair value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. All of our interest rate swap contracts outstanding as of September 30, 2009 and December 31, 2008 were designated as cash flow hedges in accordance with ASC Topic 815.
We had floating-to-fixed interest rate swap contracts indexed to three-month LIBOR outstanding in the notional amount of $4.000 billion as of September 30, 2009 and $4.900 billion as of December 31, 2008. The objective of these derivative instruments is to hedge against potential variability in our future interest payments on our expected LIBOR-indexed floating-rate loans as a result of changes in LIBOR. Three-month LIBOR approximated 0.29 percent as of September 30, 2009 and 1.43 percent as of December 31, 2008. These interest rate swap contracts fix the interest rate on $2.100 billion of our expected LIBOR-indexed floating-rate loans for the remainder of 2009 at approximately 2.75 percent, and $1.900 billion of our expected LIBOR-indexed floating-rate loans for 2010 at approximately 2.08 percent.
In addition, in prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate swap contracts and floating-to-fixed treasury locks. We are amortizing the related gains and losses realized upon termination into earnings over the term of the hedged debt in accordance with Topic 815.
We recognized in earnings $13 million of net losses related to our currently outstanding and previously terminated interest rate derivative contracts for the third quarter of 2009, and $35 million of net losses in the first nine months of 2009. As of September 30, 2009, $12 million of net losses, net of tax, are recorded in AOCI to recognize the effective portion of our interest rate derivative contracts, as compared to $20 million of net losses as of December 31, 2008. As of September 30, 2009, $13 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Fair Value of Derivative Instruments
The following tables present the effect of our derivative instruments designated as cash flow hedges and those not designated as hedging instruments under Topic 815 on our accompanying unaudited condensed consolidated statements of operations for the third quarter and first nine months of 2009 (in millions).

	Amount of Gain	Amount of Gain		Amount of Gain (Loss)
	(Loss) Recognized	(Loss) Reclassified		Recognized in Earnings
	in OCI	from AOCI into		on Ineffective Portion and
	(Effective	Earnings	Location in Statement of	Amount Excluded from		Location in Statement of
Cash Flow Hedges	Portion)	(Effective Portion)	Operations	Effectiveness Testing(*)		Operations

Three Months Ended September 30, 2009

Interest rate swap contracts	$(10)	$(11)	Interest expense **	$(1	)***	Interest expense
Currency hedge contracts	(133)	(1)	Cost of products sold			Cost of products sold

	$(143)	$(12)		$(1)

Nine Months Ended September 30, 2009

Interest rate swap contracts	$(18)	$(31)	Interest expense **	$(2	)***	Interest expense
Currency hedge contracts	(106)	23	Cost of products sold			Cost of products sold

	$(124)	$(8)		$(2)

*
Other than described in *** the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis in the third quarter and the first nine months of 2009.

**
We had $11 million of gains recorded in AOCI as of September 30, 2009 related to floating-to-fixed treasury locks terminated during 2005 and 2006. We recognized approximately $2 million as a reduction in interest expense during the first nine months of 2009.

***
We prepaid $225 million of our term loan debt in the third quarter of 2009 and $725 million in the first nine months of 2009, and recognized ineffectiveness of $1 million in the third quarter of 2009 and $2 million for the first nine months of 2009 on interest rate swaps for which there is no longer an underlying exposure, in accordance with ASC Topic 815.

		Amount of Gain (Loss)
		Recognized in Earnings (in millions)
	Location	Three Months	Nine Months
Derivatives Not Designated as	in Statement of	Ended	Ended
Hedging Instruments	Operations	September 30, 2009	September 30, 2009

Currency hedge contracts	Other, net	$(41)	$(8)
Currency hedge contracts	Cost of products sold		(1)

		$(41)	$(9)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by $40 million in gains from foreign currency transaction exposures during the third quarter of 2009 and by $4 million in gains on foreign currency transaction exposures for the first nine months 2009. As a result, we recorded a net foreign currency loss of $1 million during the third quarter of 2009 and a net foreign currency loss of $4 million during the first nine months of 2009 within other, net in our accompanying unaudited condensed consolidated financial statements.
We did not have fair value hedges or net investment hedges outstanding as of September 30, 2009. However, prior to 2006, we entered into fixed-to-floating interest rate swaps, which we designated as fair value hedges under Topic 815. We terminated these hedges during 2006 and, as of September 30, 2009, the carrying amount of certain of our senior notes included $3 million of unamortized gains and $8 million of unamortized losses related to these interest rate swaps. We recognized approximately $1 million of interest expense during the third quarter of 2009 and approximately $2 million during the first nine months of 2009 related to these instruments.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2009, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

(in millions)	Location in Balance Sheet (1)	Balance as of September 30, 2009

Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$20
Currency hedge contracts	Other long-term assets	10

		30

Not-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	14

Total Derivative Assets		$44

Derivative Liabilities:

Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$96
Currency hedge contracts	Other long-term liabilities	64
Interest rate swap contracts	Other current liabilities	20
Interest rate swap contracts	Other long-term liabilities	11

		191

Not-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	49

Total Derivative Liabilities		$240

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
Other Fair Value Measurements
On a recurring basis, we measure certain financial assets and financial liabilities at fair value based upon quoted market prices, where available. Where quoted market prices or other observable inputs are not available, we apply valuation techniques to estimate fair value. Topic 820 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the measurement of fair value. The three levels of the hierarchy are defined as follows:
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

Our investments in money market funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our money market funds are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with our accounting policies, as these funds are highly liquid and readily convertible to known amounts of cash.
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2009:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$873			$873
Currency hedge contracts		$44		44

	$873	$44		$917

Liabilities
Currency hedge contracts		$209		$209
Interest rate swap contracts		31		31

		$240		$240

In addition to $873 million invested in money market funds as of September 30, 2009, we had $414 million of cash invested in short-term time deposits, and $94 million in interest bearing and non-interest bearing bank accounts.
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $69 million as of September 30, 2009 and $67 million as of December 31, 2008. As of September 30, 2009, we had no material assets or liabilities measured at fair value on either a recurring or non-recurring basis using significant unobservable inputs (Level 3).
The fair value of our debt obligations was $6.008 billion as of September 30, 2009 and $6.184 billion as of December 31, 2008. The change in fair value reflects debt prepayments of $725 million partially offset by an increase in the fair market value of our remaining debt obligations. Refer to Note D — Borrowings and Credit Arrangements for a discussion of our debt obligations.
NOTE C — SUPPLEMENTAL BALANCE SHEET INFORMATION
The following are the components of various balance sheet items as of September 30, 2009 and December 31, 2008.
Inventories

	September 30,	December 31,
(in millions)	2009	2008
Finished goods	$634	$555
Work-in-process	134	135
Raw materials	174	163

	$942	$853

Sales of the PROMUS® everolimus-eluting stent system represented approximately eight percent of our total net sales for the first nine months of 2009. We are currently reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems in the U.S. and Japan, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system is sufficient to meet customer demand. Our supply agreement with Abbott for everolimus-eluting stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension; and through the end of the second quarter of 2012 in the U.S. and Japan. In November 2009, we announced receipt of CE Mark approval to market our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, and simultaneously launched this stent system in our EMEA region and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012.
In addition, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During the fourth quarter of 2009 or soon thereafter, we may make a payment to or receive payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs, and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2006, 2007 and the first quarter of 2008.
Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2009	2008
Property, plant and equipment	$3,226	$3,110
Less: accumulated depreciation	(1,495)	(1,382)

	$1,731	$1,728

Depreciation expense was $85 million for the third quarter of 2009, $79 million for the third quarter of 2008, and $237 million for the first nine months of 2009 and 2008.
Other intangible assets, net

	September 30,	December 31,
(in millions)	2009	2008
Core technology	$6,855	$6,855
Other intangible assets	2,381	2,381

	9,236	9,236
Less: accumulated amortization	(2,381)	(1,992)

	$6,855	$7,244

We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. During the second quarter of 2009, due to lower than anticipated market penetration of one of our Urology technology offerings, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment in accordance with the provisions of ASC Topic 360, Property, Plant, and Equipment (formerly FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets), and recorded a $10 million charge to write off the balance of these intangible assets. We recorded pre-tax intangible asset impairment charges of $155 million in the third quarter of 2008, as described in our 2008 Annual Report on Form 10-K. We recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated financial statements, and these amounts have been excluded from the determination of segment income considered by management.
Accrued Expenses

	September 30,	December 31,
(in millions)	2009	2008
Legal reserves	$1,221	$924
Acquisition-related obligations	13	520
Payroll and related liabilities	440	438
Restructuring liabilities	49	42
Accrual for program termination	16
Other	692	688

	$2,431	$2,612

In the second quarter of 2009, we cancelled one of our internal research and development (R&D) programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities), associated with future payments that we believe we remain contractually obligated to make. This obligation is included in accrued expenses within our accompanying unaudited condensed consolidated financial statements as of September 30, 2009, and presented above.
Other Long-term Liabilities

	September 30,	December 31,
(in millions)	2009	2008
Accrued income taxes	$1,121	$1,100
Legal reserves	341	165
Other litigation-related accruals	23	78
Other long-term liabilities	364	384

	$1,849	$1,727

During the third quarter of 2009, we reduced our June 30, 2009 balance of other litigation-related accruals by $58 million, following certain favorable court rulings during the third quarter. The remaining $23 million accrual represents our best estimate of the amount that we may pay related to this matter. The $58 million reduction in the accrual was recorded as a litigation-related credit in our accompanying unaudited condensed consolidated financial statements.

Accrued Warranties
Changes in our product warranty accrual during the first nine months of 2009 and 2008 consisted of the following (in millions):

	2009	2008
Balance as of December 31 - prior year	$62	$66
Provision	21	43
Settlements/ reversals	(28)	(43)

Balance as of September 30 - current year	$55	$66

NOTE D — BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $6.030 billion as of September 30, 2009 and $6.745 billion as of December 31, 2008. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2009 is as follows:

	Payments due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Term loan		$100	$2,000				$2,100
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050

		$100	$3,750			$2,200	$6,050

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants. The amendment provides for an exclusion from the calculation of consolidated EBITDA, as defined by the amended agreement, through the credit agreement maturity in April 2011, of up to $346 million in restructuring charges; an exclusion for any litigation-related charges and credits until such items are paid or received; and an exclusion of up to $1.137 billion of any cash payments for litigation settlements or damage awards (net of any litigation payments received), and all cash payments (net of cash receipts) related to amounts that were recorded in the financial statements before January 1, 2009. In addition, the agreement provides for an increase in interest rates on our term loan borrowings from LIBOR plus 1.00 percent to LIBOR plus 1.75 percent at current credit ratings. Further, the interest rate on unused facilities increased from 0.175 percent to 0.500 percent.
In connection with the amendment of our term loan and revolving credit facility, we reduced availability under our credit facility by $250 million to $1.750 billion. In 2008, we issued a $717 million surety bond backed by a $702 million letter of credit under our revolving credit facility, and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case described in Note L — Commitments and Contingencies. In October 2009, we satisfied the related obligation of $716 million using cash generated from operations, and now have full access to our $1.750 billion credit facility. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. During the third quarter of 2009, we extended the maturity of this facility to August 2010. There were no amounts borrowed under this facility as of September 30, 2009 or December 31, 2008. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $205 million as of September 30, 2009 and December 31, 2008). We discounted notes receivable of $200 million as of September 30, 2009 and $190 million as of December 31, 2008. Discounted notes receivable are excluded from accounts receivable in the accompanying unaudited condensed consolidated balance sheets.
We prepaid $225 million of our term loan during the third quarter of 2009 and $725 million during the first nine months of 2009. We prepaid $250 million of our term loan during the third quarter of 2008 and $1.175 billion in the first nine months of 2008. In October 2009, we prepaid an additional $250 million of our term loan. As a result, our next debt maturity is in 2011.
Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	September 30, 2009
Maximum leverage ratio (1)	3.5 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	5.9 times

(1)	Ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
As of September 30, 2009, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
NOTE E — ACQUISITIONS
Purchased Research and Development
In May 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million. In connection with the acquisition, during the second quarter of 2008, we recorded purchased research and development charges of $16 million, based on the best information available at the time. In the third quarter of 2008, we made certain purchase accounting adjustments related to changes in deferred taxes and other accruals, which resulted in a credit of $8 million to amounts allocated to purchased research and development. As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Additionally, Statement No. 141(R) superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) (Topic 805) requires that purchased research and development be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. During the first nine months of 2009, we did not consummate any material business combinations. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset.
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the first nine months of 2009 and $13 million in the first nine months of 2008, associated with entering certain licensing and development arrangements. Since the 2009 technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R) (Topic 805), the transactions did not qualify as business combinations.
Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones. The amended agreement provided a new schedule of consolidated, fixed payments, consisting of $650 million that was paid in 2008, and a final $500 million payment, which we made during the first quarter of 2009. During the first nine months of 2009, including the $500 million payment to the former shareholders of Advanced Bionics, we made total payments of $517 million related to prior period acquisitions. As of September 30, 2009, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior acquisitions is approximately $720 million. The milestones associated with the contingent consideration must be reached in certain future periods ranging from 2009 through 2026. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $2.8 billion.
NOTE F — RESTRUCTURING-RELATED ACTIVITIES
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete in the first half of 2010.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million. We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the plan to result in cash payments of approximately $385 million to $405 million. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$220 million to $225 million
Fixed asset write-offs	$25 million
Other (1)	$65 million to $70 million

Restructuring-related expenses:
Retention incentives	$65 million to $70 million
Accelerated depreciation	$15 million to $20 million
Transfer costs (2)	$35 million to $40 million

$425 million to $450 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in future cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$40 million to $45 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
We recorded restructuring charges of $9 million in the third quarter of 2009 and $20 million in the third quarter of 2008. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $19 million in the third quarter of 2009 and $14 million in the third quarter of 2008. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations:
Three Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$4				$3	$2	$9

Restructuring-related expenses:
Cost of products sold		$1	$3	$9			13
Selling, general and administrative expenses		3	2				5
Research and development expenses		1					1

		5	5	9			19

	$4	$5	$5	$9	$3	$2	$28

Restructuring and restructuring-related costs recorded in the third quarter of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$2	$5	$3	$6	$3	$2	$21
Plant Network Optimization program	2		2	3			7

	$4	$5	$5	$9	$3	$2	$28

Three Months Ended September 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$12					$8	$20

Restructuring-related expenses:
Cost of products sold		$2	$2				4
Selling, general and administrative expenses		9					9
Research and development expenses		1					1

		12	2				14

	$12	$12	$2			$8	$34

We recorded restructuring charges of $44 million in the first nine months of 2009 and $59 million in the first nine months of 2008. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $50 million in the first nine months of 2009 and $40 million in the first nine months of 2008. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations:
Nine Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$25				$6	$13	$44

Restructuring-related expenses:
Cost of products sold		$4	$7	$25			36
Selling, general and administrative expenses		9	2				11
Research and development expenses		3					3

		16	9	25			50

	$25	$16	$9	$25	$6	$13	$94

Restructuring and restructuring-related costs recorded in the first nine months of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$6	$16	$4	$17	$6	$13	$62
Plant Network Optimization program	19		5	8			32

	$25	$16	$9	$25	$6	$13	$94

Nine Months Ended September 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$32					$27	$59

Restructuring-related expenses:
Cost of products sold		$7	$4				11
Selling, general and administrative expenses		20	4				24
Research and development expenses		5					5

		32	8				40

	$32	$32	$8			$27	$99

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation — Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record the additional termination benefits throughout the remainder of 2009 and into 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which are being recorded over the service period during which eligible employees must remain employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $298 million and restructuring-related costs of $113 million since we committed to each plan. The following presents these costs by major type and by plan:

	2007	Plant
	Restructuring	Network
(in millions)	Plan	Optimization	Total

Termination benefits	$198	$19	$217
Fixed asset write-offs	24		24
Other	57		57

Total restructuring charges	279	19	$298

Retention incentives	65		65
Accelerated depreciation	15	5	20
Transfer costs	20	8	28

Restructuring-related expenses	100	13	113

	$379	$32	$411

In the third quarter of 2009, we made cash payments of $13 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits, production line transfer costs and other restructuring costs. We have made cumulative cash payments of $283 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the 2007 Restructuring plan during the remainder of 2009 and 2010 and make future cash payments throughout the remainder of 2009 and 2010 using cash generated from operations. In the third quarter of 2009, we made cash payments of $3 million associated with our Plant Network Optimization program, which related to production line transfer costs. We have made cumulative cash payments of $8 million since committing to the Plant Network Optimization program. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the Plant Network Optimization program through 2011, and make future cash payments through 2012 using cash generated from operations.
The following is a rollforward of the liability associated with our restructuring initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets.

				Plant
				Network
	2007 Restructuring Plan			Optimization
	Termination			Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Total
Charges	$158	$10	$168		$168
Cash payments	(23)	(8)	(31)		(31)

Balance as of December 31, 2007	135	2	137		137
Charges	34	34	68		68
Cash payments	(128)	(35)	(163)		(163)

Balance as of December 31, 2008	41	1	42		42
Charges	6	13	19	$19	38
Cash payments	(18)	(13)	(31)		(31)

Balance as of September 30, 2009	$29	$1	$30	$19	$49

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $124 million associated with retention incentives, asset write-offs, accelerated depreciation and transfer costs pursuant to our 2007 Restructuring plan, and made cumulative cash payments of approximately $38 million associated with retention incentives and $20 million associated with transfer costs. We have also incurred cumulative charges of $13 million associated with accelerated depreciation and transfer costs pursuant to our Plant Network Optimization program and made cumulative cash payments of $8 million.
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
During the first quarter of 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular Endovascular Aortic Repair (EVAR) program. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Navylist Medical (affiliated with Avista Capital Partners) and recorded a pre-tax gain of $234 million associated with this transaction. The Venous Access business was previously a component of our former Oncology business. In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. and recorded a pre-tax gain of $16 million associated with this transaction.
During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During the first nine months of 2009, we completed the sale of our non-strategic investments, and received additional proceeds from sales of investments and collections of notes receivable of $54 million. We recognized a net gain of $3 million associated with these transactions in the first nine months of 2009, and a net loss of $80 million during the first nine months of 2008.
NOTE H — COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive (loss) income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Net (loss) income	$(94)	$(62)	$51	$358
Foreign currency translation adjustment	12	(38)	33	(7)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(82)	111	(73)	83
Net change in unrealized gains or losses on equity investments, net of tax	(1)	(7)		(16)
Other, net of tax				(2)

Comprehensive (loss) income	$(165)	$4	$11	$416

NOTE I — WEIGHTED-AVERAGE SHARES OUTSTANDING
The following is a reconciliation of weighted-average shares outstanding for basic and diluted earnings per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Weighted average shares outstanding — basic	1,509.3	1,500.9	1,507.0	1,497.5
Net effect of common stock equivalents			7.4	6.9

Weighted average shares outstanding — assuming dilution	1,509.3	1,500.9	1,514.4	1,504.4

Weighted-average shares outstanding, assuming dilution, excludes the impact of 10.9 million common stock equivalents for the third quarter of 2009, and 7.0 million common stock equivalents for the third quarter of 2008 due to our net loss position in those periods.
Additionally, weighted-average shares outstanding, assuming dilution, excludes the impact of 46 million stock options for the third quarter of 2009, 45 million for the third quarter of 2008, 54 million for the first nine months of 2009, and 48 million for the first nine months of 2008, due to the exercise prices of these stock options being greater than the average market price of our common stock during those periods.
We issued approximately three million shares of our common stock in the third quarter of 2009, two million in the third quarter of 2008, nine million during the first nine months of 2009, and 10 million during the first nine months of 2008 following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan.
NOTE J — STOCK-BASED COMPENSATION
The following presents the impact of stock-based compensation expense on our accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Cost of products sold	$5	$4	$17	$16
Selling, general and administrative expenses	21	20	70	69
Research and development expenses	7	7	24	21

	33	31	111	106
Income tax benefit	(10)	(9)	(35)	(32)

	$23	$22	$76	$74

Net (loss) income per common share — basic	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Net (loss) income per common share — assuming dilution	$(0.02)	$(0.01)	$(0.05)	$(0.05)

NOTE K — INCOME TAXES
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	September 30		Point
	2009	2008	Increase (Decrease)
Reported tax rate	(113.6)%	8.8%	(122.4)%
Impact of certain charges*	128.9%	18.7%	110.2%

	Nine Months Ended		Percentage
	September 30		Point
	2009	2008	Increase (Decrease)
Reported tax rate	(30.8)%	27.5%	(58.3)%
Impact of certain charges*	49.1%	(4.2)%	53.3%

*	These charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the third quarter and the first nine months of 2009, as compared to the same periods in 2008, relates primarily to the impact of certain items that are taxed at different rates than our effective tax rate. In 2009, these items included intangible asset impairment charges, purchased research and development, restructuring and litigation- related charges and a favorable tax ruling on a divestiture-related gain recognized in a prior period. Our reported tax rate was also affected by discrete items, associated primarily with resolutions of uncertain tax positions related to audit settlements and changes in estimates for tax benefits claimed related to prior periods, resulting in a net tax expense of $2 million for the third quarter of 2009 and a net tax benefit of $85 million for the first nine months of 2009. In 2008, these items included purchased research and development, amounts recorded for the divestiture of certain non-strategic businesses, restructuring-related charges, and discrete tax items associated with the resolution of various tax matters.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit.
As of September 30, 2009, we had $1.075 billion of gross unrecognized tax benefits, $952 million of which, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions related to audit settlements of $63 million in the first nine months of 2009.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized a net release of interest and penalties of $2 million in the third quarter of 2009, and we recognized $17 million of interest expense in the first nine months of 2009. In 2008, we recognized $21 million of interest expense in the third quarter and $32 million in the first nine months of 2008, including a net release of interest and penalties in the first quarter. We had $293 million accrued for gross interest and penalties as of September 30, 2009 and $268 million as of December 31, 2008.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first nine months of 2009, we resolved various federal and foreign jurisdictions matters.
In the second quarter of 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest, in the second quarter of 2009. In the third quarter of 2009, we filed amended tax returns with the state authorities and released any excess reserves. We continue to disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate. We also continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Revenue Agent’s Report for Guidant Corporation’s federal tax examination covering years 2001 through 2003, which we received in 2008. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material adverse impact on our results of operations.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $123 million.
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
In particular, although our recent settlement with Johnson & Johnson resolved 14 litigation matters, as discussed below, we continue to be involved in significant patent litigation with Johnson & Johnson relating to stent systems, balloon catheters and stent delivery systems. We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
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
We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies (formerly FASB Statement No. 5, Accounting for Contingencies), we accrue anticipated costs of settlement, damages losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.
Our accrual for legal matters that are probable and estimable was $1.562 billion as of September 30, 2009 and $1.089 billion as of December 31, 2008, and includes estimated costs of settlement, damages and defense. The increase in our accrual is due primarily to third quarter 2009 charges of $294 million associated with an agreement in principle reached with the U.S. Department of Justice, and first quarter charges of $237 million as a result of a ruling in a patent infringement case brought against us by Johnson & Johnson, described below. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants.
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
Litigation with Johnson & Johnson
On April 13, 1998, Cordis filed suit for patent infringement against Boston Scientific Scimed and us in the U.S. District Court for the District of Delaware, alleging that our NIR stent infringes three claims of two patents owned by Cordis. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed and that one of the claims was invalid. The District Court also found the two patents unenforceable for inequitable conduct. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that the two patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider.
On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express 2® coronary stent infringes a U.S. patent owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us. On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint. On June 21, 2005, a jury found that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe a Johnson & Johnson patent and that the Liberté® stent infringes a second Johnson & Johnson patent. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stent systems infringe our patent and that the patent is valid. The Court of Appeals instructed the District Court to dismiss with prejudice the infringement claims against our TAXUS Liberté® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe one Johnson & Johnson patent and that the patent is valid. The Court of Appeals also affirmed that our Liberté® stent infringes a second Johnson & Johnson patent and that the patent is valid. In conjunction with the March 31, 2009 Court of Appeals decision, we recorded a litigation-related charge of $237 million during the first quarter of 2009 and are accruing interest quarterly. This amount represents an estimate of the low end of the range of potential outcomes related to this matter. The range is subject to substantial estimation, including attempting to determine the possible future findings of a jury. As such, the high end of the range cannot be reasonably estimated at this time. Both parties filed a request for a rehearing and a rehearing en banc with the Court of Appeals, and on June 26, 2009, the Court of Appeals denied both petitions. On September 24, 2009, both parties filed Petitions for Writ of Certiorari before the U.S. Supreme Court. Trials on damages are scheduled to begin on February 1, 2010.
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
On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, will infringe a U.S. patent owned by them. The suit was filed in the United States District Court of Delaware seeking monetary and injunctive relief. On November 10, 2008, Cordis filed a motion for summary judgment and on May 1, 2009, we filed a motion to dismiss the case. On May 26, 2009, Cordis dismissed its request for injunctive relief. On July 21, 2009, the District Court denied both parties’ motions. A trial is scheduled to begin in September 2010.
On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed and us alleging that our PROMUS® coronary stent system infringes a patent owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the United States District Court for the District of New Jersey seeking monetary and injunctive relief. On the same day, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by our PROMUS® coronary stent system.
Litigation with St. Jude Medical, Inc.
Guidant Sales Corp., Cardiac Pacemakers, Inc. and Mirowski Family Ventures L.L.C. are plaintiffs in a patent infringement suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the District Court in Indianapolis. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009 the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. On August 19, 2009, the en banc Court of Appeals held that damages are limited to U.S. sales only.
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
On December 12, 2008, we submitted a request for arbitration against Medinol with the American Arbitration Association in New York. We are asking the Arbitration panel to enforce a contract between Medinol and us to have Medinol contribute to any final damage award owed to Johnson & Johnson for damages related to the sales of the NIR stent supplied to us by Medinol. A panel of three arbitrators has been constituted to hear the Arbitration.
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
On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the suit. On October 20, 2009, we filed an amended answer to the amended complaint and counterclaim for patent infringement by an OrbusNeich coronary stent system of three U.S. patents owned by us.
Cardiac Rhythm Management (CRM) Litigation
Approximately 15 product liability class action lawsuits and more than 234 individual lawsuits involving approximately 328 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 32 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the United States District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we will pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. Through the end of the third quarter, more than 8,160 claims have been approved for participation in the MDL settlement. As a result, through the end of the third quarter, we have made payments of approximately $232 million related to the MDL settlement and, if certain agreed-upon requirements are met, may make substantially all of the remaining $8 million payment during the fourth quarter of 2009. On April 6, 2009 and on September 24, 2009, the judge in the MDL issued orders dismissing with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement. Further dismissal orders are expected as additional claimants are approved for participation in the settlement.
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
On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan and GESOP alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and Department of Labor Regulations. Other similar actions were filed in early 2006. On April 3, 2006, the Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7,

2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA (the “Consolidated ERISA Complaint”). The Consolidated ERISA Complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants because they knew or should have known that the value of the Company’s stock was artificially inflated and was not a prudent investment for the 401(k) Plan (the “First ERISA Action”). The Consolidated ERISA Complaint seeks equitable and monetary relief. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. On November 3, 2008, the Court denied Plaintiffs’ motion to certify a class, denied Hochstadt’s motion to intervene, and dismissed the action. On December 2, 2008, plaintiffs filed a notice of appeal.
On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 (the “Second ERISA Action”). This new complaint repeats the allegations of the August 23, 2006, Consolidated ERISA Complaint. On September 30, 2009, we and certain of the proposed class representatives in the First and Second ERISA Actions entered into a memorandum of understanding reflecting an agreement-in-principle to settle the First and Second ERISA Actions in their entirety. The proposed settlement has not yet been finalized or submitted to the District Court for approval.
In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under ERISA. Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. In September 2007, we filed a motion to dismiss the complaint for failure to state a claim. In June 2008, the District Court dismissed the complaint in part, but ruled that certain of the plaintiffs’ claims may go forward to discovery. On October 29, 2008, the Magistrate Judge ruled that discovery should be limited, in the first instance, to alleged damages-related issues. On October 8, 2009, we reached a resolution with the plaintiffs in this matter. The proposed settlement has not yet been finalized or submitted to the District Court for approval.
On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005, in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On May 21, 2008, the District Court denied plaintiffs motion to amend the judgment. On June 6, 2008, plaintiffs appealed the judgment to the United States Court of Appeals for the Seventh Circuit. On January 16, 2009, the appeal was argued before a panel of the Court. On October 21, 2009, the Court of Appeals affirmed the decision of the District Court granting our motion to dismiss the case with prejudice.

Governmental Proceedings — Guidant
In October 2005, Guidant received an administrative subpoena from the U.S. Department of Justice U.S. Attorney’s office in Boston, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena requests documents concerning certain marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products arising prior to our acquisition of Guidant in 2006. Guidant is cooperating with the request, including producing a significant volume of documents.
In October 2005, Guidant received an administrative subpoena from the U.S. Department of Justice U.S. Attorney’s office in Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena requests documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2 and CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the request, including producing a significant volume of documents and providing witnesses for grand jury proceedings.
On November 3, 2009, Guidant and the Department of Justice reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant will plead to two misdemeanor charges related to failure to include information in reports to the FDA and Boston Scientific will pay approximately $296 million in fines and civil forfeitures on behalf of Guidant. We expect to execute a definitive agreement during the fourth quarter of 2009 or early 2010. We have recorded a charge of $294 million in the third quarter as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual.
On October 24, 2008, we received a letter from the U.S. Department of Justice (DOJ) informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. We have divested the surgical cardiac ablation business and the devices at issue are no longer sold by us. We are cooperating with the government’s investigation. On July 13, 2009, we became aware that a judge in Texas partially unsealed a qui tam whistleblower complaint which is the basis for the DOJ investigation. In August 2009, the government which has the right to intervene and take over the conduct of the qui tam case, filed a notice indicating that it has elected not to intervene in this matter at this time.
Following the unsealing of the whistleblower complaint, we received in August 2009 shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. The matter was referred to a special committee of the Board to investigate and then to make a recommendation to the full Board.
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
On September 25, 2009, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General, requesting certain information relating to contributions made by CRM to charities with ties to physicians or their families. We are currently working with the government to understand the scope of the subpoena.
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim. Our response is due on December 23, 2009.
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
During the first quarter of 2009, we acquired a third-party sterilization facility currently subject to a warning letter from the FDA. The FDA had requested documentation and explanation regarding various corrective actions related to the facility. This information has been provided to the FDA and we are currently working with them to resolve remaining issues. During September 2009, the FDA inspected the facility and issued no observations. We do not expect this warning letter to have an impact on the resolution of our corporate warning letter.
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
On April 4, 2005, Angiotech and we filed suit against Sahajanand Medical Technologies Pvt. Ltd. in The Hague, The Netherlands seeking a declaration that Sahajanand’s drug-eluting stent products infringe patents owned by Angiotech and licensed to us. On May 3, 2006, the Court found that the asserted patents were infringed and valid, and provided for injunctive and monetary relief. On January 27, 2009, the Court of Appeals affirmed that the patent was valid and infringed by Sahajanand. On October 23, 2009, the parties agreed to settle this suit.
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
On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we were seeking a declaratory judgment of patent invalidity and of non-infringement by our PROMUS® coronary stent system relating to two U.S. patents owned by Medtronic. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed with respect to Boston Scientific on January 30, 2009.
On August 12, 2008, we and Endovascular Technologies, Inc. filed suit for patent infringement against Medtronic, Inc. and certain of its subsidiaries alleging that the sale of Medtronic’s AAA products infringe ten U.S. patents owned by us. The complaint was filed in the United States District Court for the Eastern District of Texas, Tyler Division, seeking monetary and injunctive relief. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed with respect to the Boston Scientific entities on February 2, 2009.
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
On December 16, 2005, Bruce N. Saffran, M.D., Ph.D. filed suit against us alleging that our TAXUS® Express® coronary stent system infringes a patent owned by Dr. Saffran. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. On February 11, 2008, the jury found that our TAXUS® Express® and TAXUS® Liberté® stent products infringe Dr. Saffran’s patent and that the patent is valid. No injunction was requested, but the jury awarded damages of $431 million. The District Court awarded Dr. Saffran $69 million in pre-judgment interest and entered judgment in his favor. On March 16, 2009, Bruce N. Saffran, M.D., PhD. and we agreed to settle all outstanding litigation between us. As a result of this agreement, we recorded a litigation-related charge of $50 million during the first quarter of 2009, and have made related payments of $45 million. A joint motion to dismiss the appeal with prejudice was granted on March 20, 2009. On April 3, 2009, a related complaint was also dismissed.
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
On January 16, 2007, the French Competition Council (Conseil de la Concurrence which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS had agreed with the four other main suppliers of implantable cardioverter defibrillators (ICDs) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of seventeen (17) University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. The French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On April 8, 2009, the Paris Court of Appeals dismissed the Minister’s request for increased sanctions and confirmed the monetary fines previously assessed.
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
On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes five U.S. patents, three European patents and two German patents owned by Medinol. Medinol is seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provides, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. On June 29, 2008, the parties agreed that we can sell PROMUS® stent systems in the United States supplied to us by Abbott. A hearing on the European and German patents was scheduled to begin May 11, 2009. On May 21, 2009, the parties reached a confidential settlement agreement and on June 15, 2009, a Stipulation and Order was filed terminating the proceedings.
On August 6, 2008, Boston Scientific Scimed and we filed suit against Wall Cardiovascular Technologies, in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity and unenforceability due to inequitable conduct and prosecution history laches of a U.S. patent owned by them, and of non-infringement of the patent by the PROMUS® coronary stent system, supplied to us by Abbott. On January 2, 2009, we filed an amended complaint to include noninfringement of the patent by our TAXUS® Liberté® stent delivery system and to add Cardio Holdings LLC as a defendant. On February 27, 2009, Wall and Cardio Holdings filed a motion to dismiss. On August 24, 2009, the District Court dismissed the case.
On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. A jury trial found that the NIR® stent infringed one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On May 16, 2002, the Court set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of a Cordis patent was valid and infringed. Our appeals of the infringement decision were denied. On September 30, 2008, the District Court entered final judgment against us and awarded Cordis $702 million in damages and interest. As a result of the Court’s ruling, we increased our accrual for litigation-related matters by $334 million in the third quarter of 2008. This accrual is in addition to $368 million of previously established accruals related to this matter. On October 10, 2008, we appealed the damage award and the oral argument was held on June 5, 2009. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits. In connection with the settlement, we made a payment of $716 million to Johnson & Johnson on October 1, 2009. The settlement payment was within our reserve for the NIR® suit.
On August 22, 1997, Johnson & Johnson filed a suit for patent infringement against us alleging that the sale of the NIR® stent infringes certain Canadian patents owned by Johnson & Johnson. Suit was filed in the federal court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On April 30, 2008, the Court found that the NIR® stent did not infringe one patent of Johnson & Johnson and that the other Johnson & Johnson patent was invalid. On May 30, 2008, Cordis filed an appeal. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.
On February 14, 2002, we, and certain of our subsidiaries, filed suit for patent infringement against Johnson & Johnson and Cordis alleging that certain balloon catheters and stent delivery systems sold by Johnson & Johnson and Cordis infringe five U.S. patents owned by us. The complaint was filed in the U.S. District Court for the Northern District of California seeking monetary and injunctive relief. On October 15, 2002, Cordis filed a counterclaim alleging that certain balloon catheters and stent delivery systems sold by us infringe three U.S. patents owned by Cordis and seeking monetary and injunctive relief. On December 6, 2002, we filed an amended complaint alleging that two additional patents owned by us are infringed by the Cordis’ products. On October 31, 2007, a jury found that we infringe a patent of Cordis. The jury also found four of our patents invalid and infringed by Cordis. No damages were determined because the judge found that Cordis failed to submit evidence sufficient to enable a jury to make a damage assessment. On April 9, 2009, the District Court awarded Cordis a post judgment royalty on certain sales after November 2007. On July 24, 2009, we appealed the decisions of the District Court and, on July 30, 2009, Cordis cross appealed. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.
On March 13, 2003, Boston Scientific Scimed and we filed suit for patent infringement against Johnson & Johnson and Cordis, alleging that its Cypher® drug-eluting stent infringes one of our patents. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. Cordis filed a counterclaim against us alleging that the patent is not valid and is unenforceable. On July 1, 2005, a jury found that Johnson & Johnson’s Cypher® drug-eluting stent infringes the patent and upheld the validity of the patent. On January 15, 2009, the U.S. Court of Appeals reversed the lower Court’s decision and found the patent invalid. On February 12, 2009, we filed a request for a rehearing and a rehearing en banc with the U.S. Court of Appeals and on March 24, 2009, our request was denied. On July 22, 2009, we filed a Petition of Writ of Certiorari before the Supreme Court. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.
On May 12, 2004, we filed suit against two of Johnson & Johnson’s Dutch subsidiaries, alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, and Aqua T3 balloon delivery systems for those stents, and U-Pass angioplasty balloon catheters infringe one of our European patents. The suit was filed in the District Court of The Hague in The Netherlands seeking injunctive and monetary relief. On June 8, 2005, the Court found the Johnson & Johnson products infringe our patent and enjoined the sale of certain products. An appeal decision was received on March 15, 2007, finding the patent valid but not infringed. We appealed the finding and on March 6, 2009, the Dutch Supreme Court dismissed our appeal. On August 3, 2009, Johnson & Johnson filed a motion seeking damages for the wrongful enforcement of the injunction. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.
On August 5, 2004, we (through our subsidiary Schneider Europe GmbH) filed suit in the District Court of Brussels, Belgium against the Belgian subsidiaries of Johnson & Johnson, Cordis and Janssen Pharmaceutica alleging that Cordis’ Bx Velocity® stent, Bx Sonic® stent, Cypher® stent, Cypher® Select stent, Aqua T3™ balloon and U-Pass balloon infringe one of our European patents and seeking injunctive and monetary relief. On September 12, 2008, the District Court issued a decision and ruled that a technical expert be appointed. On December 1, 2008, we filed a partial appeal of the decision in the Brussels Court of Appeals. In December 2005, the Johnson & Johnson subsidiaries filed a nullity action in France. On January 25, 2008, we filed a counterclaim infringement action in France, and a hearing is scheduled for December 1, 2009. In January 2006, the same Johnson & Johnson subsidiaries filed nullity actions in Italy and Germany. On October 23, 2007, the German Federal Patent Court found the patent valid. We then filed a counterclaim infringement action in Italy and an infringement action in Germany. On February 10, 2009, the District Court of Dusseldorf issued a decision dismissing the German infringement action. On March 24, 2009, we filed an appeal with the Court of Appeals in Dusseldorf, Germany. A hearing was held in Italy on July 8, 2009. On September 29, 2009, the parties executed a settlement of these suits and 10 other intellectual property lawsuits.
On September 27, 2004, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® drug-eluting stent infringes one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. A hearing was held on September 21, 2007, in Mannheim, Germany, and a further hearing was held on August 7, 2009. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.
On November 29, 2007, Boston Scientific Scimed filed suit against a German subsidiary of Johnson & Johnson alleging the Cypher® and Cypher® Select drug-eluting stents infringe one of our European patents. The suit was filed in Mannheim, Germany seeking monetary and injunctive relief. On October 17, 2008, the Court ruled that a technical expert be appointed to evaluate infringement. A hearing was held on August 7, 2009. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.
On January 15, 2008, Johnson & Johnson Inc. filed a suit for patent infringement against us alleging that the sale of the Express®, Express 2 ® and TAXUS® Express 2 ® stent delivery systems infringe two Canadian patents owned by Johnson & Johnson. Suit was filed in The Federal Court of Canada seeking a declaration of infringement, monetary damages and injunctive relief. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits.

NOTE M — SEGMENT REPORTING
During the first quarter of 2009, we reorganized our international structure to provide more direct sales focus in the marketplace. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business and have reclassified below previously reported segment results to be consistent with the 2009 presentation. Each of our reportable segments generates revenues from the sale of medical devices. As of September 30, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting (formerly FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information). In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008
Net sales

United States	$1,167	$1,125	$3,530	$3,330
EMEA	423	427	1,368	1,344
Japan	207	194	626	600
Inter-Continental	182	165	537	494

Net sales allocated to reportable segments	1,979	1,911	6,061	5,768
Sales generated from divested businesses	2	12	5	58
Impact of foreign currency fluctuations	44	55	43	222

	$2,025	$1,978	$6,109	$6,048

(Loss) income before income taxes

United States	$248	$244	$790	$778
EMEA	189	206	641	644
Japan	111	109	348	345
Inter-Continental	81	76	242	232

Operating income allocated to reportable segments	629	635	2,021	1,999
Manufacturing operations	(90)	(99)	(292)	(290)
Corporate expenses and currency exchange	(98)	(112)	(367)	(278)
Intangible asset impairment charges; acquisition-, divestiture-, litigation-, and restructuring- related net charges	(264)	(265)	(644)	(109)
Amortization expense	(126)	(131)	(381)	(410)

	51	28	337	912
Other expense, net	(95)	(96)	(298)	(418)

	$(44)	$(68)	$39	$494

NOTE N— NEW ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC Topic 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification™ (ASC) as the single source of authoritative U.S. GAAP. The Codification™ supersedes all previous non-SEC accounting and reporting standards. We adopted Statement No. 168 for our third quarter ended September 30, 2009 and have conformed all references to accounting literature in this Quarterly Report to the appropriate reference within the Codification™. All new authoritative guidance is issued in the form of ASC Updates. We have provided dual-referencing for those standards that we adopted prior to the issuance of the Codification.™ The adoption of this standard did not have any impact on our financial position or results of operations.
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations or financial position.
Statement No. 167 (not yet codified)
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (to be codified within ASC Topic 810, Consolidation), which amends Interpretation No. 46(R) to replace the quantitative-based analysis for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (VIE). The revised approach is primarily qualitative and is focused on identifying which enterprise has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 1) the obligation to absorb losses of the entity or 2) the rights to receive benefits from the entity. We are required to adopt Statement No. 167 for our first quarter ending March 31, 2010. We do not believe the adoption of Statement No. 167 will have a significant impact on our future results of operations or financial position.
Statement No. 165 (codified within ASC Topic 855)
In May 2009, the FASB issued Statement No. 165, Subsequent Events (codified within ASC Topic 855, Subsequent Events), which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. Statement No. 165 also requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. We adopted Statement No. 165 for our second quarter ended June 30, 2009. Its adoption did not impact our results of operations or financial condition. Refer to Note A — Basis of Presentation for more information regarding our evaluation of subsequent events.
Statement No. 161 (codified within ASC Topic 815)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (codified within ASC Topic 815, Derivatives and Hedging), which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance. We adopted Statement No. 161 as of our first quarter ended March 31, 2009. Refer to Note B — Financial Instruments for more information.
Statement No. 141(R) (codified within ASC Topic 805)
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. We were required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. During the first nine months of 2009, we did not consummate any material business combinations.

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
Financial Summary
Three Months Ended September 30, 2009
Our net sales for the third quarter of 2009 were $2.025 billion, which included net sales from divested businesses of $2 million, as compared to net sales of $1.978 billion for the third quarter of 2008, which included net sales from divested businesses of $12 million, an increase of $47 million or two percent. Excluding the impact of foreign currency exchange rates, which contributed a negative $11 million to net sales, and net sales from divested businesses, our net sales increased three percent for the third quarter of 2009, as compared to the same period in the prior year. See Quarterly Results for a discussion of the components of our net sales. Our reported net loss for the third quarter of 2009 was $(94) million, or $(0.06) per share, as compared to $(62) million, or $(0.04) per share, for the third quarter of 2008. Our reported results for the third quarter of 2009 included litigation-related net charges, as well as restructuring and restructuring-related costs (after-tax) of $278 million, or $0.18 per share, as follows:
•
$257 million ($236 million pre-tax) of litigation-related net charges, associated with an agreement in principle reached with the U.S. Department of Justice, and the reduction of previously recorded reserves associated with certain other litigation related matters; and

•
$21 million ($28 million pre-tax) of restructuring and restructuring-related costs associated with our Plant Network Optimization program and 2007 Restructuring plan, described in Strategic Initiatives.

Our reported results for the third quarter of 2008 included intangible asset impairment charges; acquisition-, divestiture- and litigation-related net charges, as well as restructuring and restructuring-related costs (after-tax) of $202 million, or $0.14 per share.
Nine Months Ended September 30, 2009
Our net sales for the first nine months of 2009 were $6.109 billion, which included net sales from divested businesses of $9 million, as compared to net sales of $6.048 billion for the first nine months of 2008, which included net sales from divested businesses of $62 million, an increase of $61 million, or one percent. Excluding the impact of foreign currency exchange rates, which contributed a negative $179 million to net sales as compared to the third quarter of 2008, and net sales from divested businesses, our net sales increased five percent for the first nine months of 2009, as compared to the same period in the prior year. See Quarterly Results for a discussion of the components of our net sales. Our reported net income for the first nine months of 2009 was $51 million, or $0.03 per diluted share, as compared to $358 million, or $0.24 per diluted share, for the first nine months of 2008. Our reported results for the first nine months of 2009 included intangible asset impairment charges; acquisition-, divestiture-, and litigation-related net charges; restructuring and restructuring-related costs; and discrete tax items (after-tax), of $515 million or $0.34 per share, consisting primarily of:
•	$8 million ($10 million pre-tax) of intangible asset impairment charges associated primarily with certain Urology-related intangible assets;

•	$17 million, on both a pre-tax and after-tax basis, of purchased research and development charges, associated with the acquisition of certain technology rights;

•	$69 million ($94 million pre-tax) of restructuring and restructuring-related costs associated with our Plant Network Optimization program and 2007 Restructuring plan;

•	$497 million ($523 million pre-tax) of net charges associated with various litigation matters; and

•	a $74 million credit for discrete tax items related to certain tax positions taken in a prior period.
Our reported results for the first nine months of 2008 included intangible asset impairment charges; acquisition-, divestiture- and litigation-related net charges, as well as restructuring and restructuring-related costs (after-tax) of $225 million, or $0.15 per share.
Business and Market Overview
Cardiac Rhythm Management
We estimate that the worldwide cardiac rhythm management (CRM) market, including Electrophysiology, will approximate $12.6 billion in 2009, representing a slight increase from 2008. During the third quarter of 2009, results were published in the New England Journal of Medicine from the Boston Scientific sponsored MADIT-CRT clinical trial which provide evidence that Boston Scientific’s cardiac resynchronization therapy defibrillator (CRT-D) therapy significantly reduces the relative risk of all-cause mortality or first heart failure intervention when compared to traditional implantable cardiac resynchronization (ICD) therapy. These results demonstrated that early intervention with Boston Scientific’s CRT-D therapy in certain patients can slow the progression of heart failure. In addition, during the second quarter of 2009, we announced eight-year follow-up data from our MADIT II clinical study, which demonstrated that the life-saving benefits of ICD therapy improved over time. We expect to complete a pre-market approval filing with the FDA for an expanded CRT-D indication by the end of 2009, and believe that we can reasonably expect FDA approval by mid-2010. We believe an expanded indication would create an opportunity to strengthen the CRM market and further enhance our position within that market.
Our CRM group net sales represented approximately 30 percent of our consolidated net sales for the third quarters of 2009 and 2008. Our worldwide CRM group net sales increased $34 million, or six percent, in the third quarter of 2009, as compared to the third quarter of 2008. During the first nine months of 2009, we made significant investments in increasing the size of our CRM sales force and clinical support team in the U.S., EMEA and Japan. The increased sales force has not yet impacted our CRM net sales; however, we expect that these additional sales representatives will generate incremental net sales in future periods. The following are the components of our worldwide CRM group net sales:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total
ICD systems	$314	$131	$445	$291	$132	$423
Pacemaker systems	90	73	163	86	63	149

CRM products	404	204	608	377	195	572
Electrophysiology	30	8	38	30	10	40

Total CRM group	$434	$212	$646	$407	$205	$612

Our U.S. CRM group net sales increased $23 million, or eight percent, in the third quarter of 2009, as compared to the third quarter of 2008. Our U.S. net sales benefited from the continued success of our next-generation COGNIS® CRT-D and TELIGEN® ICD systems, and our ALTRUA™ family of pacemaker systems, as well as growth in the size of the U.S. CRM market. In 2010, we will continue to execute on our product pipeline and expect to launch a next-generation line of defibrillators in the U.S. by the end of that year, which include new features designed to improve functionality, diagnostic capability and ease of use.
Our international CRM group net sales increased $7 million, or three percent, in the third quarter of 2009, as compared to the third quarter of 2008. Excluding the impact of foreign currency exchange rates, which contributed a negative $9 million to third quarter 2009 CRM group net sales as compared to the same period in the prior year, international sales of our ICD systems (including CRT-D systems) grew $5 million, or four percent, driven by continued adoption of our COGNIS® CRT-D and TELIGEN® ICD systems. Further, our international pacemaker system net sales increased $11 million, or 19 percent, excluding the impact of foreign currency exchange rates, for the third quarter of 2009, as compared to the third quarter of 2008, driven primarily by growing adoption of our ALTRUA™ family of pacemakers. We recently received approval from the Japanese Ministry of Health, Labor and Welfare to market ALTRUA™ in that region and we were granted the top tier (Category 4) reimbursement level. We also expect to launch our COGNIS® CRT-D and TELIGEN® ICD systems in Japan in the fourth quarter of 2009 and are targeting the completion of our international launch of these systems in early 2010. In addition, in July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have begun a phased launch in certain European countries. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. We also plan to launch our next-generation INGENIO™ pacemaker system in the U.S., our EMEA (Europe/Middle East/Africa) region and certain Inter-Continental countries in the first half of 2011 and believe that these launches position us well within the worldwide CRM market.
Net sales from our CRM group represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM group net sales could have a significant impact on our results of operations. We believe we are well positioned within the CRM market; however, the following variables may impact the size of the CRM market and/or our share of that market:
•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology;

•	the impact of market and economic conditions on average selling prices and the overall number of procedures performed;

•	the successful conclusion and variations in outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel; and

•	new competitive launches.
Coronary Stent Systems
Net sales of our coronary stent systems represented approximately 22 percent of our consolidated net sales in the third quarters of 2009 and 2008. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2009, consistent with 2008. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate (a measure of the mix between bare-metal and drug-eluting stents used across procedures). Uncertainty regarding the efficacy of drug-eluting stent systems, as well as the perceived risk of late stent thrombosis1 following the use of drug-eluting stent systems, contributed to a decline in the worldwide drug-eluting stent market size during 2006 and 2007. However, data addressing this risk and supporting the safety of drug-eluting stent systems positively affected trends in the growth of the drug-eluting stent market throughout 2008 and thus far in 2009, as referring cardiologists regained and maintain confidence in this technology. Recently presented data from a single-center, non-double blinded, underpowered study sponsored by one of our competitors are inconsistent with the overall body of evidence supporting our TAXUS® paclitaxel-eluting coronary stent system. However, perceptions of these data could negatively affect physician and patient confidence in our technology and net sales of our TAXUS® stent systems.
We are the only company in the industry to offer a two-drug platform strategy with our TAXUS® stent system and the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott Laboratories. In November 2009, we announced receipt of CE Mark approval to market our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, and simultaneously launched this stent system in our EMEA region and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012. Our product pipeline also includes the next-generation TAXUS® Element™ stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the first half of 2010, in the U.S. mid-2011 and Japan in late 2011 or early 2012. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
	September 30, 2009			September 30, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total
TAXUS®	$106	$139	$245	$112	$159	$271
PROMUS®	116	50	166	97	28	125

Drug-eluting	222	189	411	209	187	396
Bare-metal	14	27	41	19	31	50

	$236	$216	$452	$228	$218	$446

Our U.S. sales of drug-eluting stent systems increased $13 million, or six percent, in the third quarter of 2009, as compared to the same period in the prior year. Despite an increase in competition following two new market entrants during 2008, we maintained our leadership position with an estimated 49 percent share of the U.S. drug-eluting stent market. We believe we have maintained our position in this market due to the success of our two-drug platform strategy and the strength of our TAXUS® Liberté® stent system, as well as our TAXUS® Express2® Atom™ stent system, launched in the U.S. during the fourth quarter of 2008. In the second quarter of 2009, we received FDA approval for the TAXUS® Liberté® Atom™ stent system and, in July 2009, we received approval for the TAXUS® Liberté® Long stent system, further adding to our industry leadership for the widest range of coronary stent sizes. In addition, increasing penetration rates have had a positive effect on the size of the U.S. drug-eluting stent market and our net sales. Average drug-eluting stent penetration rates in the U.S. were 75 percent during the third quarter of 2009, as compared to 70 percent

[1]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

during the third quarter of 2008. Penetration rates in the U.S. consistently increased throughout 2008 and have remained steady at 75 percent for three consecutive quarters, indicating a recovery and stabilization of the U.S. drug-eluting stent market. Partially offsetting the impact of increased penetration rates on the size of the market were reductions in average selling prices in the third quarter of 2009, as compared to the third quarter of 2008, as a result of competitive pricing pressures. We estimate that the average selling price of our drug-eluting stent systems decreased approximately eight percent for the third quarter of 2009, as compared to the same period in the prior year.
Our international drug-eluting stent system sales increased $2 million, or one percent, in the third quarter of 2009 as compared to the third quarter of 2008, but were negatively impacted by $5 million, as compared to the same period in the prior year, as a result of foreign currency exchange rates. Within our international business, net sales of our drug-eluting stent systems in Japan increased $13 million, or 27 percent, driven primarily by the favorable impact of foreign currency exchange rates in that region, as well as the February launch of our second-generation TAXUS® Liberté® stent system. We estimate that our share of the drug-eluting stent market in Japan was 47 percent for the third quarter of 2009, as compared to 45 percent for the third quarter of 2008 and 53 percent in the second quarter of 2009. Until recently, our TAXUS® drug-eluting stent system was one of only two drug-eluting stent products on the market in Japan. In May 2009, however, an additional competitor entered this market, which has negatively impacted our share throughout the second and third quarter. We expect approval of the PROMUS® stent system in Japan during the fourth quarter of 2009, and expect to launch in the first quarter of 2010. Our net sales of drug-eluting stent systems in our EMEA region decreased $8 million, or nine percent, and net sales of these systems in our Inter-Continental region decreased $3 million, or six percent, both due primarily to the negative impact of foreign currency exchange rates and reductions in our average selling prices. In November 2009, we announced receipt of CE Mark approval to market our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, and simultaneously launched this stent system in our EMEA region and certain Inter-Continental countries. Our PROMUS® Element™ stent system incorporates a unique platinum chromium alloy offering greater radial strength and flexibility than older alloys, and provides enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. This latest product offering demonstrates our commitment to DES market leadership and continued innovation. Our product pipeline also includes the next-generation TAXUS® Element™ stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the first half of 2010, in the U.S. mid-2011 and Japan in late 2011 or early 2012.
In July 2008, Abbott Laboratories launched its XIENCE V™ everolimus-eluting coronary stent system in the U.S., and, simultaneously, we launched the PROMUS® everolimus-eluting coronary stent system, supplied to us by Abbott. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position, with an estimated 41 percent market share in the third quarter of 2009. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® stent system. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. We expect that our PROMUS® ElementTM stent system, launched in our EMEA region and certain Inter-Continental countries in November 2009, will have gross profit margins more comparable to our TAXUS® stent system and will positively affect our overall gross profit and operating profit margins in these regions.
Further, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During the fourth quarter of 2009 or soon thereafter, we may make a payment to or receive a payment from Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs, and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of PROMUS® stent systems from Abbott during 2006, 2007 and the first quarter of 2008. As a result, during the fourth quarter of 2009 or soon thereafter, we may record a gain or loss based on this retroactive adjustment, and our on-going profit margins may be positively or negatively impacted.
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S. and Japan. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system is sufficient to meet customer demand. Our supply agreement with Abbott for everolimus-eluting stent systems extends through the middle of the fourth quarter of 2009 in Europe, and is currently being reviewed by the European Commission for possible extension; and through the end of the second quarter of 2012 in the U.S. and Japan. In November 2009, we launched our PROMUS® Element™ stent system in our EMEA region and certain Inter-Continental countries, and expect to launch this stent system in the U.S. and Japan in mid-2012.
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
We believe that we can sustain our leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:
•	our two drug-eluting stent platform strategy, including specialty stent sizes;

•	the broad, consistent, and favorable long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V™/PROMUS® stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:
•	our ability to successfully launch next-generation products and technology features, including the PROMUS® Element™ and TAXUS® Element™ stent systems;

•	physician and patient confidence in our current and next-generation technology, including drug-eluting stent technology;

•	the impact of competitive pricing pressure on average selling prices of drug-eluting stent systems available in the market;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed and average number of stents used per procedure;

•	the outcome of intellectual property litigation;

•	the successful conclusion and variations in outcomes of on-going and future clinical results involving our products, or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales force and other key personnel; and

•	changes in FDA clinical trial data and post-market surveillance requirements and the associated impact on new product launch schedules and the cost of product approvals and compliance.
During the first nine months of 2009, we successfully negotiated closure of several long-standing legal matters, including multiple matters with Johnson & Johnson; all outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases; and all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation in the coronary stent market. We are currently involved in a number of legal proceedings with certain of our existing competitors, including remaining matters with Johnson & Johnson, and other independent patent holders. There can be no assurance that an adverse outcome in one or more proceedings would not materially impact our ability to meet our objectives in the coronary stent market, and our liquidity and results of operations. See Note L- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these legal proceedings.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures; as well as ultrasound and imaging systems. Our worldwide net sales of these products decreased to $230 million in the third quarter of 2009, as compared to $248 million in the third quarter of 2008, a decrease of $18 million or seven percent. Our U.S. net sales represented $96 million in the third quarter of 2009, as compared to $112 million for the same period in the prior year, a decrease of $16 million or 14 percent. This decrease was primarily the result of the timing of new product introductions and competitive product launches, as well as the impact of product recalls associated with a third-party vendor, which had a negative impact of approximately $15 million resulting from sales returns and estimated lost sales. Our international net sales of these products were $134 million in the third quarter of 2009, as compared to $136 million in the third quarter of 2008, and benefited from a favorable foreign currency impact of $7 million. However, we continue to hold a strong leadership position in the PTCA balloon catheter market with 54 market percent share of the U.S. market, and are planning a number of additional new product launches over the next four quarters, including the Apex™ platinum pre-dilatation balloon catheter for improved radiopacity, the NC Quantum™ Apex™ post-dilatation balloon catheter and the Kinetix™ family of guidewires.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products decreased to $164 million in the third quarter of 2009, as compared to $166 million in the third quarter of 2008, a decrease of $2 million or one percent. The slight decrease was due primarily to the impact of foreign currency exchange rates, which contributed a negative $1 million to our third quarter 2009 Peripheral Interventions net sales, as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our Peripheral Interventions net sales were flat with the third quarter of 2008. We believe that we are well positioned in the growing Peripheral Interventions market, due in part to the recent launches of our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling™ Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. In addition, during the fourth quarter of 2009, we expect to receive FDA approval for an expanded indication for our Express® LD biliary stent system. We believe that these product offerings will continue to provide positive momentum for our Peripheral Interventions business.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products increased $22 million, or nine percent, to $260 million in the third quarter of 2009, as compared to $238 million in the third quarter of 2008. Our U.S. net sales increased $13 million during the third quarter of 2009 to $134 million, as compared to the same period in the prior year, and our international net sales increased $9 million, including a $1 million negative impact from foreign currency exchange rates, to $126 million. These increases were due primarily to higher net sales within our stent franchise, due largely to the U.S. launch of the WallFlex® biliary stent system and continued commercialization of the WallFlex® esophageal stent. In addition, our hemostasis franchise net sales during the third quarter of 2009 benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During the fourth quarter of 2009, we will continue the commercialization of our market-leading WallFlex® stent line; our Dreamwire™ high performance guidewire and Dreamtome™ RX cannulating sphincterotome; as well as expanded sizes of our Radial® Jaw 4 biopsy forceps.
Urology/Gynecology
Our Urology/Gynecology division develops and manufactures to devices to treat various urological and gynecological disorders. Our worldwide net sales of these products increased $5 million, or four percent, to $114 million in the third quarter of 2009, as compared to $109 million in the third quarter of 2008. Our U.S. net sales increased $1 million during the third quarter of 2009 to $87 million, as compared to $86 million for the same period in the prior year, and our international net sales increased $4 million to $27 million, as compared to $23 million in the third quarter of 2008. These increases were driven primarily by our Gynecology business, which grew nearly 20 percent in the third quarter of 2009, as compared to for the same period in the prior year, on the strength of several new product launches, including our Solyx™ single incision sling system and our Uphold™ vaginal support system. In addition, we executed two new Gynecology product launches during the second quarter with our second-generation ProCerva® Hydro ThermAblator® (HTA) procedure set, used in the treatment of excessive uterine bleeding, as well as our new

Pinnacle® posterior pelvic floor repair kit. We expect these launches to continue to drive growth in our Gynecology business throughout the remainder of 2009. Partially offsetting these increases during the quarter were recalls related to catheters used in our Prolieve Thermodilatation® System for the treatment of benign prostatic hyperplasia, and our first-generation HTA procedure set, which had a negative impact of approximately $5 million resulting from sales returns and estimated lost sales. We do not expect that this recall will have a material future impact on our Urology/Gynecology net sales.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the treatment of chronic pain. Our worldwide net sales of Neuromodulation products increased to $72 million for the third quarter of 2009, as compared to $59 million for the third quarter of 2008, an increase of $13 million or approximately 21 percent. Our U.S. net sales of Neuromodulation products were $69 million for the third quarter of 2009, as compared to $57 million for the same period in the prior year. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which allows the physician to target specific areas of pain more precisely. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we are initiating a trial to assess the therapeutic effectiveness and cost effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. These factors, coupled with the move of our Neuromodulation business to a new state-of-the-art facility during 2008, position us well for continued growth in this market.
Neurovascular
We market a broad line of products used in treating diseases of the neurovascular system and hold leading market positions in several product markets. Our worldwide net sales of Neurovascular products decreased to $85 million in the third quarter of 2009, as compared to $88 million for the third quarter of 2008, a decrease of $3 million, or approximately two percent, resulting primarily from new competitive launches. We plan to launch a next-generation family of detachable coils, including an enhanced delivery system designed to reduce coil detachment times, in the U.S. in the first quarter of 2010. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
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
During the first quarter of 2009, we acquired a third-party sterilization facility currently subject to a warning letter from the FDA. The FDA had requested documentation and explanation regarding various corrective actions related to the facility. This information has been provided to the FDA and we are currently working with them to resolve remaining issues. During September 2009, the FDA inspected the facility and issued no observations. We do not expect this warning letter to have an impact on the resolution of our corporate warning letter.
Healthcare Reform and Current Economic Climate
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments.

Recently, President Obama and members of Congress have proposed significant reforms to the U.S. healthcare system. In addition, Congressional leadership has proposed a government health insurance option to compete with private plans and an excise tax on medical devices. The excise tax proposals would require medical device companies to pay additional taxes of up to $4 billion each year, depending upon the proposal. In October 2009, the House of Representatives proposed the excise tax amount be reduced to $2 billion per year. Certain other provisions of the health reform proposals, if passed, may impose limitations on the prices we will be able to charge for our products, or the amounts of reimbursement available for our products from governmental agencies or third-party payors. The excise tax, if passed, could result in a significant increase in the tax burden on the medical device industry, which could have a material, negative impact on our results of operations and our cash flows. In addition, various healthcare reforms have also been proposed and passed at the state level. We cannot predict what new healthcare initiatives, if any, will be implemented at the federal or state level, or the effect any future legislation or regulation will have on us. However, an expansion in government’s role in the U.S. healthcare industry may lower reimbursements for our products, reduce medical procedure volumes and adversely affect our business. Further, the proposed legislation could change the way healthcare is developed and delivered, which may place added strains on healthcare providers and suppliers, and may impact technology investments and advancements.
Additionally, our results of operations could be substantially affected by global economic conditions and local operating and economic conditions. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. We cannot predict to what extent the global economic slowdown and the increased focus on healthcare systems and costs in the U.S. and abroad may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors.
Other Governmental Matters
Certain state governments have recently enacted, and the federal government has proposed, legislation aimed at increasing transparency in relationships between industry and health care professionals (HCPs). As a result, we are required by law to report many types of direct and indirect payments and other transfers of value to HCPs licensed by certain states and expect that we will have to make similar reports at the federal level in the near future. We are devoting substantial time and financial resources in order to develop and implement enhanced structure, policies, systems and processes in order to comply with these legal and regulatory requirements. Our new systems are designed to provide enhanced visibility and consistency across our businesses with respect to our interactions with health care professionals. Implementation of these policies, systems and processes could impact our results of operations.
Strategic Initiatives
In 2007, we announced several initiatives designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make needed investments in quality, research and development (R&D), capital improvements and our people that are essential to our long-term success. These initiatives have helped to provide better focus on our core businesses and priorities, which we believe will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. The execution of these programs enabled us to reduce R&D and selling, general and administrative (SG&A) expenses by an annualized run rate of approximately $500 million. Each of these initiatives is described in further detail below.

Restructuring
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We initiated activities under the plan in the fourth quarter of 2007 and expect to be substantially complete in the first half of 2010. Refer to Quarterly Results and Note F— Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs. We continue to assess opportunities for operational efficiencies, and better alignment of expenses with revenues, while preserving our ability to make needed investments in quality, research and development projects, capital and our people that are essential to our long-term success. Any restructuring initiatives that may result from these assessments could result in future charges to effect the initiatives.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Quarterly Results and Note F— Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
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
During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During the first nine months of 2009 we completed the sale of our non-strategic investments, and received additional proceeds from sales of investments and collections of notes receivable of $54 million.
Quarterly Results
Net Sales
The following tables provide our net sales by reportable segment for the third quarter and first nine months of 2009 and 2008, and the relative change on an as reported and constant currency basis. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. To calculate revenue growth rates that exclude the impact of currency exchange, we convert actual current-period net sales from local currency to U.S. dollars using standard currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note M— Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. We exclude net sales related to divested businesses from the net sales of our reportable segments. During the first quarter of 2009, we reorganized our international structure to provide more direct sales focus in the marketplace. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. As of September 30, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We have reclassified previously reported segment results to be consistent with the 2009 presentation.

			Change
	Three Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

United States	$1,167	$1,125	4%	4%

EMEA	438	472	(7)%	(1)%
Japan	243	198	23%	7%
Inter-Continental	175	171	2%	9%

International	856	841	2%	3%

Subtotal	2,023	1,966	3%	3%

Divested Businesses	2	12	N/A	N/A

Worldwide	$2,025	$1,978	2%	3%

			Change
	Nine Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

United States	$3,530	$3,330	6%	6%

EMEA	1,353	1,509	(10)%	2%
Japan	726	626	16%	4%
Inter-Continental	491	521	(6)%	8%

International	2,570	2,656	(3)%	4%

Subtotal	6,100	5,986	2%	5%

Divested Businesses	9	62	N/A	N/A

Worldwide	$6,109	$6,048	1%	4%

The following tables provide our worldwide net sales by division for the third quarter and first nine months of 2009 and 2008, and the relative changes on an as reported and constant currency basis. During the first quarter of 2009, we combined our Peripheral Embolization business, previously a component of our Neurovascular division, with our Peripheral Interventions business. We have reclassified previously reported 2008 results to be consistent with the 2009 presentation.

			Change
	Three Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

Cardiac Rhythm Management	$608	$572	6%	8%
Electrophysiology	38	40	(3)%	(3)%

Cardiac Rhythm Management Group	646	612	6%	7%

Interventional Cardiology	682	694	(2)%	(2)%
Peripheral Interventions	164	166	(1)%	0%

Cardiovascular Group	846	860	(2)%	(2)%

Neurovascular	85	88	(2)%	(2)%

Endoscopy	260	238	9%	10%
Urology/Gynecology	114	109	4%	4%

Endosurgery Group	374	347	8%	8%

Neuromodulation	72	59	21%	21%

Subtotal	2,023	1,966	3%	3%

Divested Businesses	2	12	N/A	N/A

Worldwide	$2,025	$1,978	2%	3%

			Change
	Nine Months Ended		As Reported	Constant
	September 30,		Currency	Currency
(in millions)	2009	2008	Basis	Basis

Cardiac Rhythm Management	$1,806	$1,715	5%	9%
Electrophysiology	112	116	(3)%	(2)%

Cardiac Rhythm Management Group	1,918	1,831	5%	8%

Interventional Cardiology	2,155	2,158	0%	3%
Peripheral Interventions	493	520	(6)%	(2)%

Cardiovascular Group	2,648	2,678	(1)%	2%

Neurovascular	259	272	(4)%	(1)%

Endoscopy	737	710	4%	7%
Urology/Gynecology	333	318	5%	6%

Endosurgery Group	1,070	1,028	4%	7%

Neuromodulation	205	177	16%	16%

Subtotal	6,100	5,986	2%	5%

Divested Businesses	9	62	N/A	N/A

Worldwide	$6,109	$6,048	1%	4%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q3 2009 Net Sales as compared to Q3 2008
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
(in millions)	Basis	Basis	Currency

Cardiac Rhythm Management	$36	$45	$(9)
Electrophysiology	(2)	(2)	0

Cardiac Rhythm Management Group	34	43	(9)

Interventional Cardiology	(12)	(13)	1
Peripheral Interventions	(2)	(1)	(1)

Cardiovascular Group	(14)	(14)	0

Neurovascular	(3)	(2)	(1)

Endoscopy	22	23	(1)
Urology/Gynecology	5	5	0

Endosurgery Group	27	28	(1)

Neuromodulation	13	13	0

Subtotal	57	68	(11)

Divested Businesses	(10)	(10)	0

Worldwide	$47	$58	$(11)

	Q3 2009 YTD Net Sales as compared to Q3 2008
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
(in millions)	Basis	Basis	Currency

Cardiac Rhythm Management	$91	$152	$(61)
Electrophysiology	(4)	(2)	(2)

Cardiac Rhythm Management Group	87	150	(63)

Interventional Cardiology	(3)	55	(58)
Peripheral Interventions	(27)	(8)	(19)

Cardiovascular Group	(30)	47	(77)

Neurovascular	(13)	(4)	(9)

Endoscopy	27	51	(24)
Urology/Gynecology	15	20	(5)

Endosurgery Group	42	71	(29)

Neuromodulation	28	29	(1)

Subtotal	114	293	(179)

Divested Businesses	(53)	(53)	0

Worldwide	$61	$240	$(179)

U.S. Net Sales
Our U.S. net sales, excluding net sales from divested businesses, increased $42 million, or four percent in the third quarter of 2009, as compared to the third quarter of 2008. The increase was driven primarily by an increase in U.S. CRM product sales of $27 million in the third quarter of 2009, as compared to the same period in the prior year, an increase in Endosurgery group net sales of $14 million, as well as growth in our Neuromodulation division U.S. net sales of $12 million. These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $16 million in the third quarter of 2009, as compared to the same period in the prior year. Refer to the Business and Market Overview section for a more detailed discussion of our net sales.
During the first nine months of 2009, our U.S. net sales, excluding net sales from divested businesses, increased $200 million, or six percent, as compared to the first nine months of 2008. The increase was driven primarily by an increase in U.S. CRM product sales of $108 million and an increase of $79 million in U.S. sales of our coronary stent systems. In addition, U.S. sales in our Endosurgery group grew $39 million in the first nine months of 2009, as compared to the same period in the prior year, and our Neuromodulation division increased U.S. net sales $26 million. These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $40 million and a decrease of $11 million in Peripheral Interventions U.S. net sales in the first nine months of 2009, as compared to the same period in the prior year.
International Net Sales
Our international net sales, excluding net sales from divested businesses, increased $15 million, or two percent, in the third quarter of 2009, as compared to the third quarter of 2008. The impact of foreign currency exchange rates contributed a negative $11 million to our international net sales, excluding net sales from divested businesses, in the third quarter of 2009, as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, net sales in our EMEA region decreased $4 million, or one percent, in the third quarter of 2009, as compared to the same period in the prior year, which was due primarily to lower sales of our coronary stent systems. Our net sales in Japan increased $13 million, or seven percent, excluding the impact of foreign currency exchange rates, in the third quarter of 2009, as compared to the third quarter of 2008, due primarily to an increase in drug-eluting stent system sales of $4 million and higher CRM product sales of $5 million. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $17 million, or nine percent, for the third quarter of 2009, as compared to the same period in the prior year, due primarily to an increase of $6 million in sales of CRM products and $4 million in Endosurgery group net sales. Refer to the Business and Market Overview section for a more detailed discussion of our net sales.
In the first nine months of 2009, our international net sales decreased $86 million, or three percent, as compared to the first nine months of 2008. The decrease was attributable primarily to the impact of foreign currency exchange rates, which contributed a negative $179 million to our international net sales, excluding divested businesses, as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, net sales in our EMEA region increased $24 million, or two percent, in the first nine months of 2009, as compared to the same period in the prior year, driven primarily by an increase in CRM product sales of $20 million. Our net sales in Japan increased $26 million, or four percent, excluding the impact of foreign currency exchange rates, in the first nine months of 2009, as compared to the first nine months of 2008, due primarily to an increase in drug-eluting stent system sales of $21 million. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $43 million, or eight percent, for the first nine months of 2009, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year over year growth.
Gross Profit
For the third quarter of 2009, our gross profit was $1.396 billion, as compared to $1.323 billion for the third quarter of 2008. For the first nine months of 2009, our gross profit was $4.242 billion, as compared to $4.209 billion for the first nine months of 2008. Our gross profit margin for the third quarter of 2009 increased to 68.9 percent from 66.9 percent for the third quarter of 2008 and decreased slightly to 69.4 percent for the first nine months of 2009, from 69.6 percent for the first nine months of 2008. The following is a reconciliation of our gross profit margin and a description of the drivers of the change from period to period:

	Three	Nine
	Months	Months
Gross profit margin — period ended September 30, 2008	66.9%	69.6%
Shifts in product sales mix	0.3%	(1.5)%
Net impact of foreign currency	1.7%	1.5%
Lower net inventory charges	0.7%	0.2%
All other	(0.7)%	(0.4)%

Gross profit margin — period ended September 30, 2009	68.9%	69.4%

The primary factor contributing to a shift in product sales mix toward lower margin products for the first nine months of 2009, as compared to the same period in the prior year, was a decrease in sales of our higher margin TAXUS® drug-eluting stent systems. The shift in sales away from TAXUS® stent systems during the first nine months of 2009 was due primarily to increased sales of the PROMUS® stent system in the U.S., following its July 2008 approval and launch. Sales of the PROMUS® stent system represented approximately 40 percent of our worldwide drug-eluting stent system sales in the third quarter of 2009 and first nine months of 2009, as compared to 32 percent in the third quarter of 2008 and 14 percent for the first nine months of 2008. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than that of our TAXUS® stent system. Our gross profit margins for the third quarter of 2009 were favorably impacted by a higher mix of ICD system sales within our CRM division, which was partially offset by the increased level of PROMUS® stent system sales, as compared to the third quarter of 2008. Our gross profit margins for the third quarter and first nine months of 2009, as compared to the same periods in the prior year, were positively impacted by the settlement of foreign currency hedge contracts on intercompany and third party transactions. In addition, our gross profit margins increased by 1.2 percentage points during the third quarter of 2009 due to the inclusion in the third quarter of 2008 of a $23 million charge related to an FDA warning letter received by one of our third-party sterilizers, which was partially offset by a 0.5 percentage point decrease during the third quarter of 2009, due to various product recalls. The impact of declines in average selling prices and increased expenses related to our restructuring initiatives were the other primary factors that impacted our gross profit margins in the third quarter and first nine months of 2009, as compared to the same periods in the prior year.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
		% of		% of		% of		% of
		Net		Net		Net		Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	665	32.8%	610	30.8%	1,987	32.5%	1,925	31.8%
Research and development expenses	258	12.7%	252	12.7%	778	12.7%	749	12.4%
Royalty expense	51	2.5%	51	2.6%	149	2.4%	144	2.4%
Selling, General and Administrative (SG&A) Expenses
In the third quarter of 2009, our SG&A expenses increased by $55 million, or nine percent, as compared to the third quarter of 2008. In the first nine months of 2009, our SG&A expenses increased $62 million, or three percent, as compared to the first nine months of 2008. These increases relate primarily to the addition of direct selling expenses and head count, including expanding our CRM field sales force, an increase in other variable costs associated with higher net sales, as well as an increase in legal fees associated with the settlement of various litigation-related matters. The increase for the first nine months of 2009, as compared to the same period in the prior year, was partially offset by a benefit from foreign currency exchange rates of approximately $40 million.

Research and Development (R&D) Expenses
Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In the third quarter of 2009, our R&D expenses increased $6 million, or two percent, as compared to the third quarter of 2008. Our investment in R&D spending for the first nine months of 2009 increased $29 million, or four percent, as compared to the first nine months of 2008. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that will contribute to our short- and long-term profitable sales growth.
Royalty Expense
In the third quarter of 2009, our royalty expense was flat with the third quarter of 2008. Royalty expense attributable to our drug-eluting stent systems increased $9 million as a result of an increase in overall sales of these stent systems, as well as the shift in the mix of our drug-eluting stent system sales towards the PROMUS® stent system, following its launch in the U.S. in mid-2008. The royalty rate applied to sales of the PROMUS® stent system is, on average, higher than that associated with sales of our TAXUS® stent system. Offsetting this increase was a decrease attributable to the expiration of a CRM royalty agreement during the first quarter of 2009.
In the first nine months of 2009, our royalty expense increased $5 million, or three percent, as compared to the first nine months of 2008. Royalty expense attributable to our drug-eluting stent systems increased $29 million as a result of an increase in overall sales of these stent systems, as well as the shift in the mix of our drug-eluting stent system sales towards the PROMUS® stent system. Partially offsetting this increase was a decrease attributable to the expiration of a CRM royalty agreement during the first quarter of 2009.
Loss on Program Termination
In the second quarter of 2009, we cancelled one of our internal R&D programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities), associated with future payments that we believe we remain contractually obligated to make. We continue to focus on developing new technologies that will contribute to profitable sales growth in the future and do not believe that the cancellation of this program will have a material adverse impact on our future results of operations or cash flows.
Amortization Expense
In the third quarter of 2009, our amortization expense decreased to $126 million, as compared to $131 million for the third quarter of 2008, a decrease of $5 million or four percent. In the first nine months of 2009, our amortization expense decreased $29 million, or seven percent, as compared to the first nine months of 2008. These decreases relate primarily to certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life during 2008, as well as the 2008 write down of certain intangible assets to their fair values, as described below.
Intangible Asset Impairment Charges
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in their remaining useful life. In addition, we review our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. During the second quarter of 2009, due to lower than anticipated market penetration of one of our Urology technology offerings, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment and recorded a $10 million charge to write off the balance of these intangible assets. We recorded pre-tax intangible asset impairment charges of $155 million in the third quarter of 2008, as described in our 2008 Annual Report on Form 10-K. We do not believe that these impairments will have a material impact on our future operations or cash flows.
Purchased Research and Development
In May 2008, we completed the acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million. In connection with the acquisition, during the second quarter of 2008, we recorded purchased research and development charges of $16 million, based on the best information available at the time. In the third quarter of 2008, we made certain purchase accounting adjustments related to changes in deferred taxes and other accruals, which resulted in a credit of $8 million to amounts allocated to purchased research and development. As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Additionally, Statement No. 141(R) superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) (Topic 805) requires that purchased research and development be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. During the first nine months of 2009, we did not consummate any material business combinations. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset.
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the first nine months of 2009 and $13 million in the first nine months of 2008, associated with entering certain licensing and development arrangements. Since the 2009 technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R) (Topic 805), the transactions did not qualify as business combinations.
Acquisition-related Milestone
In connection with Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of FDA approval to sell an everolimus-eluting stent system in the U.S. In July 2008, Abbott received FDA approval and launched its XIENCE V™ everolimus-eluting coronary stent system in the U.S., and paid us $250 million. We recorded this payment as a gain in our unaudited condensed consolidated statements of operations and classified its receipt within cash flows from operations. Under the terms of the agreement, we are entitled to a second milestone receipt of $250 million from Abbott upon approval from the Japanese Ministry of Health, Labor and Welfare to market the XIENCE V™ stent system in Japan. We expect this approval during the fourth quarter of 2009 and will record the associated milestone receipt as a gain in our consolidated statements of operations.
Gain on Divestitures
During the first quarter of 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular Endovascular Aortic Repair (EVAR) program. In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Navylist Medical (affiliated with Avista Capital Partners) and recorded a pre-tax gain of $234 million associated with this transaction. The Venous Access business was previously a component of our former Oncology business. In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. and recorded a pre-tax gain of $16 million associated with this transaction.
Restructuring Charges and Restructuring-related Activities
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007 and expect to be substantially complete in the first half of 2010.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $450 million. We are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the plan to result in cash payments of approximately $385 million to $405 million. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$220 million to $225 million
Fixed asset write-offs	$25 million
Other (1)	$65 million to $70 million

Restructuring-related expenses:
Retention incentives	$65 million to $70 million
Accelerated depreciation	$15 million to $20 million
Transfer costs (2)	$35 million to $40 million

$425 million to $450 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
As a result of the execution of our 2007 Restructuring plan and our divestiture-related initiatives, we reduced R&D and SG&A expenses by an annualized run rate of approximately $500 million. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million to $40 million as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions, to drive future sales growth.
In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. We estimate that the program will result in annual reductions of manufacturing costs of approximately $65 million to $80 million in 2012. These savings are in addition to the estimated $35 million to $40 million of annual reductions of manufacturing costs in 2012 from activities under our 2007 Restructuring plan.
We estimate that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in future cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred
Restructuring charges:
Termination benefits	$40 million to $45 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$75 million to $80 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
We recorded restructuring charges of $9 million in the third quarter of 2009 and $20 million in the third quarter of 2008. In addition, we recorded expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives of $19 million in the third quarter of 2009 and $14 million in the third quarter of 2008. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:
Three Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$4				$3	$2	$9

Restructuring-related expenses:
Cost of products sold		$1	$3	$9			13
Selling, general and administrative expenses		3	2				5
Research and development expenses		1					1

		5	5	9			19

	$4	$5	$5	$9	$3	$2	$28

Restructuring and restructuring-related costs recorded in the third quarter of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$2	$5	$3	$6	$3	$2	$21
Plant Network Optimization program	2		2	3			7

	$4	$5	$5	$9	$3	$2	$28

Three Months Ended September 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$12					$8	$20

Restructuring-related expenses:
Cost of products sold		$2	$2				4
Selling, general and administrative expenses		9					9
Research and development expenses		1					1

		12	2				14

	$12	$12	$2			$8	$34

We recorded restructuring charges of $44 million in the first nine months of 2009 and $59 million in the first nine months of 2008. In addition, we recorded expenses within other lines of our unaudited condensed consolidated statements of operations related to our restructuring initiatives of $50 million in the first nine months of 2009 and $40 million in the first nine months of 2008. The following presents these costs by major type and line item within our unaudited condensed consolidated statements of operations:
Nine Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$25				$6	$13	$44

Restructuring-related expenses:
Cost of products sold		$4	$7	$25			36
Selling, general and administrative expenses		9	2				11
Research and development expenses		3					3

		16	9	25			50

	$25	$16	$9	$25	$6	$13	$94

Restructuring and restructuring-related costs recorded in the first nine months of 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$6	$16	$4	$17	$6	$13	$62
Plant Network Optimization program	19		5	8			32

	$25	$16	$9	$25	$6	$13	$94

Nine Months Ended September 30, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$32					$27	$59

Restructuring-related expenses:
Cost of products sold		$7	$4				11
Selling, general and administrative expenses		20	4				24
Research and development expenses		5					5

		32	8				40

	$32	$32	$8			$27	$99

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation- Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record the additional termination benefits throughout the remainder of 2009 and into 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated.

Retention incentives represent cash incentives, which are being recorded over the service period during which eligible employees must remain employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $298 million and restructuring-related costs of $113 million since we committed to each plan. The following presents these costs by major type and by plan:

	2007	Plant
	Restructuring	Network
(in millions)	Plan	Optimization	Total

Termination benefits	$198	$19	$217
Fixed asset write-offs	24		24
Other	57		57

Total restructuring charges	279	19	$298

Retention incentives	65		65
Accelerated depreciation	15	5	20
Transfer costs	20	8	28

Restructuring-related expenses	100	13	113

	$379	$32	$411

In the third quarter of 2009, we made cash payments of $13 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits, production line transfer costs and other restructuring costs. We have made cumulative cash payments of $283 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the 2007 Restructuring plan during the remainder of 2009 and 2010 and make future cash payments throughout the remainder of 2009 and 2010 using cash generated from operations. In the third quarter of 2009, we made cash payments of $3 million associated with our Plant Network Optimization program, which related to production line transfer costs. We have made cumulative cash payments of $8 million since committing to the Plant Network Optimization program. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the Plant Network Optimization program through 2011, and make future cash payments through 2012 using cash generated from operations.
Litigation-related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. In November 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, discussed further in Note L — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report and recorded an associated net charge of $294 million in the third quarter of 2009. This charge represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. In addition, in the third quarter of 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $58 million. In the first quarter of 2009, we recorded pre-tax charges of $237 million associated with certain patent litigation matters and $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D., both described in Note L. In the third quarter of 2008, we recorded pre-tax charges of $334 million associated with certain patent-litigation matters. See further discussion of our material legal proceedings in Note L.

Interest Expense
Our interest expense decreased to $91 million in the third quarter of 2009 and $285 million for the first nine months of 2009, as compared to $112 million in the third quarter of 2008 and $361 million for the first nine months of 2008. The decrease in our interest expense was a result of a decrease in our average debt levels, due to debt prepayments of $725 million since the end of the third quarter of 2008, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.5 percent for the third quarter of 2009 and 5.6 percent for the first nine months of 2009, as compared to 5.9 percent for the third quarter of 2008 and 6.1 percent for the first nine months of 2008. Refer to the Liquidity and Capital Resources section and Note D — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Other, net
Our other, net reflected expense of $4 million for the third quarter of 2009, income of $16 million for the third quarter of 2008; and expense of $13 million for the first nine months of 2009 and $57 million for the first nine months of 2008. The following are the components of other, net:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2009	2008	2009	2008

Interest income	$1	$11	$6	$39
Foreign currency (losses) gains	(1)	(3)	(4)	4
Net gains (losses) on investments and notes receivable	3	14		(90)
Other expense, net	(7)	(6)	(15)	(10)

	$(4)	$16	$(13)	$(57)

Other, net included interest income of $1 million for the third quarter of 2009, $11 million for the third quarter of 2008, $6 million for the first nine months of 2009 and $39 million for the first nine months of 2008. The decrease during 2009 as compared to 2008 was due primarily to lower average investment rates available in the market. In addition, other, net included net gains of $3 million for the third quarter of 2009, $14 million for the third quarter of 2008, and net losses of $90 million for the first nine months of 2008, associated with our investment portfolio. The net gain on our investment portfolio for the first nine months of 2009 was less than $1 million. These gains and losses relate primarily to the sale of our non-strategic investments, described in. Note G- Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	September 30		Point
	2009	2008	Increase (Decrease)
Reported tax rate	(113.6)%	8.8%	(122.4)%
Impact of certain charges*	128.9%	18.7%	110.2%

	Nine Months Ended		Percentage
	September 30		Point
	2009	2008	Increase (Decrease)
Reported tax rate	(30.8)%	27.5%	(58.3)%
Impact of certain charges*	49.1%	(4.2)%	53.3%

*	These charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the third quarter and the first nine months of 2009, as compared to the same periods in 2008, relates primarily to the impact of certain items that are taxed at different rates than our effective tax rate. In 2009, these items included intangible asset impairment charges, purchased research and development, restructuring and litigation- related charges and a favorable tax ruling on a divestiture-related gain recognized in a prior period. Our reported tax rate was also affected by discrete items, associated primarily with resolutions of uncertain tax positions related to audit settlements, changes in estimates for tax benefits claimed related to prior periods and a favorable adjustment as a result of a state law change. In 2008, these items included purchased research and development, amounts recorded for the divestiture of certain non-strategic businesses, restructuring-related charges, and discrete tax items associated with the resolution of various tax matters.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit.
As of September 30, 2009, we had $1.075 billion of gross unrecognized tax benefits, $952 million of which, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, $978 million of which, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefits is attributable primarily to the resolution of certain unrecognized tax positions related to audit settlements of $63 million in the first nine months of 2009.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized a net release of interest and penalties of $2 million in the third quarter of 2009, and we recognized $17 million of interest expense in the first nine months of 2009. In 2008, we recognized $21 million of interest expense in the third quarter and $32 million in the first nine months of 2008, including a net release of interest and penalties in the first quarter. We had $293 million accrued for gross interest and penalties as of September 30, 2009 and $268 million as of December 31, 2008.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During the first nine months of 2009, we resolved various federal and foreign jurisdictions matters.
In the second quarter of 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest, in the second quarter of 2009. In the third quarter of 2009, we filed amended tax returns with the state authorities and released any excess reserves. We continue to disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate. We also continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Revenue Agent’s Report for Guidant Corporation’s federal tax examination covering years 2001 through 2003, which we received in 2008. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material adverse impact on our results of operations.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to $123 million.
On May 4, 2009, the Obama administration announced several legislative proposals to reform the United

States tax rules, including provisions that may limit the deferral of United States income tax on our unremitted earnings, reduce or eliminate utilization or substantially reduce our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are enacted into law, they could have a material adverse impact on our financial position and results of operations.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies. Unless discussed below, there were no material changes in the nine months ended September 30, 2009 to the application of critical accounting policies as described in our 2008 Annual Report on Form 10-K.
We test our goodwill balances as of April 1 during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (formerly FASB Statement No. 142, Goodwill and Other Intangible Assets), as described in our 2008 Annual Report on Form 10-K. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2009 annual impairment assessment, we identified our reporting units to be our six U.S. operating segments, which in aggregate make up the U.S. reportable segment, and our four international operating segments.
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
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Refer to Note E - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a discussion of our adoption of this standard.
Liquidity and Capital Resources
The following provides a summary and description of our cash inflows (outflows) for the nine months ended September 30, 2009:

	Nine Months Ended
	September 30,
(in millions)	2009	2008
Cash provided by operating activities	$1,164	$1,162
Cash (used for) provided by investing activities	(733)	472
Cash used for financing activities	(693)	(1,353)
Operating Activities
Cash generated from operations for the first nine months of 2009 was relatively flat with the first nine months of 2008. Lower net tax payments of approximately $300 million, due primarily to significant payments made in 2008 associated with gains on the divestiture of non-strategic businesses described in Note G — Divestitures to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, and lower restructuring-related cash outlays of approximately $80 million due to the expiration of severance agreements associated with our 2007 Restructuring plan were offset by the inclusion in the first nine months of 2008 of a $250 million milestone receipt from Abbott Laboratories, and an approximately $100 million increase in legal payments. In October 2009, we made a litigation-related payment of $716 million to Johnson & Johnson, which was previously accrued. Partially offsetting this cash outflow, we expect to receive a $250 million milestone receipt from Abbott during the fourth quarter of 2009, upon receipt of approval to market the XIENCE V™ stent system in Japan. Refer to our 2008 Annual Report on Form 10-K for a description of this milestone payment and our acquisition of Guidant Corporation and related transaction with Abbott.
Investing Activities
During the first nine months of 2009, our investing activities included a final fixed payment of approximately $500 million related to our prior period acquisition of Advanced Bionics Corporation, as well as capital expenditures of $225 million. During the first nine months of 2008, our investing activities included the receipt of approximately $1.3 billion from the divestiture of certain non-strategic businesses and net proceeds of approximately $95 million from the sale of non-strategic investments, partially offset by $690 million in acquisition-related payments, including a $650 million payment related to Advanced Bionics, and capital expenditures of $208 million. We expect to incur total capital expenditures of between $325 million and $350 million during 2009, which includes capital expenditures to further upgrade our quality systems and information systems infrastructure, to enhance our manufacturing capabilities in order to support a second drug-eluting stent platform and to support continued growth in our business units.
Financing Activities
Our cash flows from financing activities reflect repayments of debt and proceeds from stock issuances related to our equity incentive programs. We expect to continue to use a portion of our future operating cash flow to reduce our debt obligations and plan to refinance our 2011 debt maturities by mid-2010 through a combination of public and private offerings.
Debt
The following is a summary of our net debt2 position as of September 30, 2009 and December 31, 2008:

	September 30,	December 31,
(in millions)	2009	2008
Current debt obligations	$256	$2
Long-term debt	5,774	6,743

Total debt	6,030	6,745
Less: cash and cash equivalents	1,381	1,641

Net debt	$4,649	$5,104

The debt maturity schedule for the significant components of our debt obligations as of September 30, 2009, is as follows:

	Payments due by Period
(in millions)	2009	2010	2011	2012	2013	Thereafter	Total

Term loan		$100	$2,000				$2,100
Abbott Laboratories loan			900				900
Senior notes			850			$2,200	3,050

		$100	$3,750			$2,200	$6,050

Note:
The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.

We prepaid $725 million of our term loan during the first nine months of 2009 and $1.175 billion in the first nine months of 2008. In addition, in the third quarter of 2008, we repaid $250 million outstanding under our credit and security facility. There were no amounts borrowed under this facility as of September 30, 2009 or December 31, 2008. In October, 2009, we prepaid an additional $250 million of our term loan. As a result, our next debt maturity is in 2011.
In February 2009, we amended our term loan and revolving credit facility agreement to increase flexibility under our financial covenants. Refer to Note D — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding the terms of the amendment. In connection with the amendment, we reduced availability under our credit facility by $250 million to $1.750 billion. In 2008, we issued a $717 million surety bond backed by a $702 million letter of credit under our revolving credit facility, and $15 million of cash to secure a damage award related to the Johnson & Johnson patent infringement case described in Note L — Commitments and Contingencies. In October 2009, we satisfied the related obligation of $716 million using cash generated from operations, and now have full access to our $1.750 billion credit facility. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. During the third quarter of 2009, we extended the maturity of this facility to August 2010. There were no amounts borrowed under this facility as of September 30, 2009 or December 31, 2008. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen

[2]
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

(translated to approximately $205 million as of September 30, 2009 and December 31, 2008). We discounted notes receivable of $200 million as of September 30, 2009 and $190 million as of December 31, 2008.
Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants. As of September 30, 2009, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to further renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers. See Note D — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
Equity
During the first nine months of 2009, we received $32 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $68 million in the first nine months of 2008. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
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
Legal Matters
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities and product liability litigation, as well as governmental investigations that could result in civil and criminal proceedings. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are substantially self-insured with respect to product liability claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies (formerly FASB Statement No. 5, Accounting for Contingencies), we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.
Our accrual for legal matters that are probable and estimable was $1.562 billion as of September 30, 2009 and $1.089 billion as of December 31, 2008, and includes estimated costs of settlement, damages and defense. The increase in our accrual is due primarily to third quarter 2009 charges of $294 million associated with an agreement in principle reached with the U.S. Department of Justice, and first quarter charges of $237 million as a result of a ruling in a patent infringement case brought against us by Johnson & Johnson, described in Note L- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note L for material developments with regard to the litigation disclosed in our 2008 Annual Report on Form 10-K.

Recent Accounting Pronouncements
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC Topic 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification™ (ASC) as the single source of authoritative U.S. GAAP. The Codification™ supersedes all previous non-SEC accounting and reporting standards. We adopted Statement No. 168 for our third quarter ended September 30, 2009 and have conformed all references to accounting literature in this Quarterly Report to the appropriate reference within the Codification™. All new authoritative guidance is issued in the form of ASC Updates. We have provided dual-referencing for those standards that we adopted prior to the issuance of the Codification.™ The adoption of this standard did not have any impact on our financial position or results of operations.
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements) and requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. The consensus eliminates the use of the residual method of allocation and requires the use of the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables subject to ASC 605-25. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations or financial position.
Statement No. 167 (not yet codified)
In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (to be codified within ASC Topic 810, Consolidation), which amends Interpretation No. 46(R) to replace the quantitative-based analysis for determining which enterprise, if any, has a controlling financial interest in a variable interest entity (VIE). The revised approach is primarily qualitative and is focused on identifying which enterprise has both the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 1) the obligation to absorb losses of the entity or 2) the rights to receive benefits from the entity. We are required to adopt Statement No. 167 for our first quarter ending March 31, 2010. We do not believe the adoption of Statement No. 167 will have a significant impact on our future results of operations or financial position.
Statement No. 165 (codified within ASC Topic 855)
In May 2009, the FASB issued Statement No. 165, Subsequent Events (codified within ASC Topic 855, Subsequent Events), which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. Statement No. 165 also requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. We adopted Statement No. 165 for our second quarter ended June 30, 2009. Its adoption did not impact our results of operations or financial condition. Refer to Note A — Basis of Presentation for more information regarding our evaluation of subsequent events.
Statement No. 161 (codified within ASC Topic 815)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (codified within ASC Topic 815, Derivatives and Hedging), which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance. We adopted Statement No. 161 as of our first quarter ended March 31, 2009. Refer to Note B — Financial Instruments for more information.
Statement No. 141(R) (codified within ASC Topic 805)
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires the recognition of assets acquired and liabilities assumed arising from contractual contingencies at their acquisition date fair values. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. We were required to adopt Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. During the first nine months of 2009, we did not consummate any material business combinations.
Additional Information
Rule 10b5-1 Trading Plans
Periodically, certain of our officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amounts, prices and dates (or formula(s) for determining the amounts, prices and dates) of future purchases or sales of our stock, including the exercise and sale of stock options, and is entered into at a time when the person is not in possession of material non-public information about the company.
On August 18, 2009, William H. Kucheman, our Senior Vice President and Group President, Cardiovascular, entered into a Rule 10b5-1 Trading Plan. Mr. Kucheman’s plan covers the sale of 17,668 shares of our stock to be acquired upon the exercise of 6,000 stock options expiring on July 25, 2010 and 11,668 stock options expiring on December 6, 2010. Transactions under Mr. Kucheman’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or August 31, 2010, whichever is earlier. On August 20, 2009, 11,668 stock options were exercised and sold in accordance with the plan at the pre-established stock price threshold.
Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance; our growth strategy; the cost, timing and effectiveness of our 2007 Restructuring and Plant Network Optimization initiatives; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; research and development efforts; product development and iterations; new product launches and launches of our existing products in new geographies; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the effect of proposed tax laws; the outcome of matters before taxing authorities; intellectual property and litigation matters; our ability to finance our capital needs and expenditures; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet the financial covenants required by our term loan and revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at this time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.
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

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to successfully launch next-generation products and technology features, including the INGENIO™ pacemaker system;

•	Our ability to grow sales of both new and replacement implant units and to benefit timely from the expansion of our CRM sales force;

•	Our ability to retain key members of our CRM sales force and other key personnel;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies;

•	Our ability to successfully and timely implement a direct sales model for our CRM products in Japan; and

•	Our ability to avoid disruption in the supply of certain components, materials or products; or to quickly secure additional or replacement components, materials or products on a timely basis.
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

•	Our ability to successfully launch next-generation products and technology features, including our TAXUS® Element™ and PROMUS® Element™ stent systems;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

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

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, our ability to adequately address concerns regarding the perceived risk of late stent thrombosis;

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

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop next-generation products and technologies successfully across all of our businesses;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these alliances;

•	Our ability to achieve benefits from our focus on internal research and development and external alliances and acquisitions as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives;

•	Our ability to integrate the strategic acquisitions we have consummated or may consummate in the future;

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
Liquidity
•
Our ability to implement, fund, and achieve timely and sustainable cost improvement measures consistent with our expectations, including our 2007 Restructuring plan, intended to better align operating expenses with expected revenue levels and reallocate resources to better support growth initiatives, and our Plant Network Optimization program, intended to improve overall gross profit margins;

•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance and to minimize the impact of interest rate fluctuations on our earnings and cash flows;

•
Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us, including our ability to refinance our existing debt on favorable terms;

•	Our ability to resolve open tax matters favorably and recover substantially all of our deferred tax assets; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.
Other
•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete;

•	Risks associated with significant changes made or to be made to our organizational structure, or to the membership of our executive committee or Board of Directors;

•	Our ability to manage inventory levels, accounts receivable, gross margins and operating expenses and to react effectively to worldwide economic and political conditions;

•	Our ability to retain our key employees and avoid business disruption and employee distraction as we execute our 2007 Restructuring plan and Plant Network Optimization program; and

•
Our ability to maintain management focus on core business activities while also concentrating on resolving the corporate warning letter and implementing strategic initiatives, including our 2007 Restructuring plan and Plant Network Optimization program, in order to streamline our operations, reduce our debt obligations and improve our gross margins.

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.802 billion as of September 30, 2009 and $4.396 billion as of December 31, 2008. We recorded $44 million of other assets and $209 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2009, as compared to $132 million of other assets and $195 million of other liabilities as of December 31, 2008. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $289 million as of September 30, 2009 and $315 million as of December 31, 2008. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $348 million as of September 30, 2009 and by $385 million as of December 31, 2008. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had interest rate derivative instruments outstanding in the notional amount of $4.000 billion as of September 30, 2009 and $4.900 billion as of December 31, 2008. These interest derivative instruments fix the interest rate on $2.100 billion of our expected LIBOR-indexed floating-rate loans for the remainder of 2009 and $1.900 billion of our expected LIBOR-indexed floating-rate loans for 2010. The notional amount decrease is due to the early termination of certain interest rate contracts in the amount of $400 million, as well as $500 million of interest rate contracts maturing during the first nine months of 2009. We recorded $31 million of other liabilities to recognize the fair value of our interest rate derivative instruments as of September 30, 2009 as compared to $46 million as of December 31, 2008. A one-percentage point increase in interest rates would increase the derivative instruments’ fair value by $14 million as of September 30, 2009, as compared to an increase of $32 million as of December 31, 2008. A one-percentage point decrease in interest rates would decrease the derivative instruments’ fair value by $14 million as of September 30, 2009 as compared to a decrease of $35 million as of December 31, 2008. Any increase or decrease in the fair value of our interest rate derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged interest payments related to our LIBOR-indexed floating rate loans. As of September 30, 2009, $6.028 billion of our outstanding debt obligations was at fixed interest rates or had been converted to fixed interest rates through the use of interest rate derivative instruments, representing nearly 100 percent of our total debt.
See Note B — Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for detailed information regarding our derivative financial instruments.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Chief Financial Officer and Executive Vice President — Finance and Information Systems, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2009, our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
During the quarter ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Note L — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the information set forth below and other information contained in this report, you should carefully consider the factors discussed in “Part II, Item 1A. Risk Factors” in our June 30, 2009 Quarterly Report filed on Form 10-Q and “Part I, Item 1A. Risk Factors” in our 2008 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.
Heightened regulatory enforcement may adversely affect our ability to market and sell our products.
Heightened regulatory enforcement arising from changes in the political and regulatory environment as well as economic pressures may adversely affect our ability to obtain regulatory approval for our products and to maintain for sale products previously approved.  The FDA’s enhanced reporting requirements and ability to analyze reported data may result in more frequent field actions which may include communications to physicians and patients, recall of product from the field and repair or replacement of devices. One or more of these field actions could have a material impact on our net sales, cash flow and reputation in the marketplace.

ITEM 6. EXHIBITS (* documents filed with this report)

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2009 and 2008, (ii) the Condensed Consolidated Statements of Financial Position as of September 30, 2009 and December 31, 2008, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and (iv) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 6, 2009.

BOSTON SCIENTIFIC CORPORATION

By:	/s/ Sam R. Leno
Name: Sam R. Leno
Title: Chief Financial Officer and Executive Vice
President — Finance and Information Systems