Form 10-K
period 2009-12-31
BOSTON SCIENTIFIC CORP
filed 2010-02-26
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2695240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address of principal executive offices)
(508) 650-8000
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes: ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes: ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files). Yes: ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $14.7 billion based on the closing price of the registrant’s common stock on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of January 31, 2010 was 1,511,368,790.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held on May 11, 2010 are incorporated by reference into Part III of this 10-K.

PART I	3
ITEM 1. BUSINESS	3
ITEM 1A. RISK FACTORS	21
ITEM 1B. UNRESOLVED STAFF COMMENTS	34
ITEM 2. PROPERTIES	34
ITEM 3. LEGAL PROCEEDINGS	34
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	34

PART II	35
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	35
ITEM 6. SELECTED FINANCIAL DATA	37
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	38
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	80
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	82
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	151
ITEM 9A. CONTROLS AND PROCEDURES	151
ITEM 9B. OTHER INFORMATION	151

PART III	152
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	152
ITEM 11. EXECUTIVE COMPENSATION	160
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	160
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	160
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES	160

PART IV	161
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	161

SIGNATURES	169
Ex-10.41 Form of Performance Share Unit Award Agreement
Ex-10.66 Form of Plea Agreement and Sentencing Stipulations
Ex-10.67 Form of Corporate Integrity Agreement
Ex-10.68 Form of Performance Deferred Stock Unit Award Agreement
Ex-10.69 Form of Restricted Deferred Stock Unit Award Agreement
Ex-12 Statement regarding computation of ratios of earnings to fixed charges
Ex-21 List of the Company's subsidiaries as of February 19, 2010
Ex-23 Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP
Ex-31.1 Section 302 Certification of Chief Executive Officer
Ex-31.2 Section 302 Certification of Chief Financial Officer
Ex-32.1 Section 906 Certification of Chief Executive Officer
Ex-32.2 Section 906 Certification of Chief Financial Officer
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
ITEM 1. BUSINESS
The Company
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties including cardiac rhythm management, electrophysiology, interventional cardiology, peripheral interventions, neurovascular, endoscopy, urology, women’s health and neuromodulation. Our mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that can reduce risk, trauma, cost, procedure time and the need for aftercare. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Boston Scientific Corporation and its divisions and subsidiaries.
Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. In 1969, Medi-tech introduced a family of steerable catheters used in some of the first less-invasive procedures performed. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals treat a variety of diseases and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body. Some of the uses of our products include: enlarging narrowed blood vessels to prevent heart attack and stroke; clearing passages blocked by plaque to restore blood flow; detecting and managing fast, slow or irregular heart rhythms; mapping electrical problems in the heart; performing biopsies and intravascular ultrasounds; placing filters to prevent blood clots from reaching the lungs, heart or brain; treating urological, gynecological, renal, pulmonary, neurovascular and gastrointestinal diseases; and modulating nerve activity to treat chronic pain.
Our net sales have increased substantially over the last thirty years, growing from $2 million in 1979 to approximately $8.2 billion in 2009. Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in the medical device industry. On April 21, 2006, we consummated our acquisition of Guidant Corporation. With this acquisition, we became a major provider in the worldwide cardiac rhythm management (CRM) market, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. This acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. This and other strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups, government contracting and hospital consolidation and will generally assist us in navigating the current turmoil in the global economic markets and potential U.S. healthcare reform measures.
Business Strategy
Our business strategy is to lead global markets for less-invasive medical devices by developing and marketing innovative products, services and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate proven economic value. The components of our business strategy are as follows:

•	Strengthen Leadership and Communication

We believe that our success will be driven by strong leadership, robust communication and the high caliber of our employees. Our leadership team is measured against the following competencies: vision, integrity, accountability, passion, perseverance, communication, resourcefulness, team building, intellect and customer driven focus. We intend to strengthen our focus on leadership development and instill these leadership characteristics within our corporate culture.

•	Restructure the Business Model

We will implement a restructured business model that will allow us to operate in a more efficient manner and allow for enhanced execution, while providing better value to hospitals, better solutions to physicians and better outcomes to patients. In 2010, we began implementing several restructuring initiatives designed to strengthen and position us for long-term success, including the integration of our Cardiovascular and CRM groups into one stronger and more competitive organization that will improve our ability to deliver innovative products and technologies, leading clinical science and exceptional service; as well as the restructuring of certain other businesses and corporate functions.

•	Create Higher-Payoff New Products

We will centralize corporate research and development to refocus and strengthen our innovation efforts; and we will organize our clinical organization to take full advantage of the global resources available to conduct more cost effective clinical studies, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. We will direct our research and development and business development efforts to higher payoff product investments and increase our discipline and metrics to improve returns on our investments. We will continue to invest in our core franchises, and are also investigating opportunities to further expand our presence in, and diversify into, areas including atrial fibrillation, underserved defibrillator populations, acute ischemic stroke, coronary artery disease, peripheral vascular disease, structural heart disease, vascular closure, hypertension, women’s health, endoluminal surgery, diabetes/obesity, endoscopic pulmonary intervention and deep brain stimulation.

•	Increase Global Sales Focus

We will increase our global sales focus through targeted sales force expansions and through delivering new global best practice capabilities in crucial areas such as training, management, forecasting and planning, and reaching the economic customer on a global basis. Through our global presence, we seek to increase net sales and market share, and leverage our relationships with leading physicians and their clinical research programs. We plan to align our International regions to be more effective in executing our business strategy and renew our focus on selling, including significant investments into emerging markets, in order to maximize our opportunities in countries whose economies and health care sectors are growing rapidly.

•	Refocus Business Portfolio and Expand Footprint

We offer products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of our product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source. We plan to focus our business portfolio through the investigation of select divestitures and targeted acquisitions in order to reduce risk, optimize operational leverage and accelerate profitable, sustainable growth, while preserving our ability to meet the needs of physicians and their patients. In addition, we endeavor to expand our footprint in the hospital beyond our current product offerings to provide us greater strategic mass.
We believe that the execution of this strategy will drive innovation, accelerate profitable growth and increase shareholder value.
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
We believe our future success will depend upon the strength of these development efforts. We expended more than $1 billion on research and development in 2009, 2008 and 2007, representing approximately 13 percent of our net sales each year. Our investment in research and development reflects:
•	regulatory compliance, clinical science, and internal research and development programs, as well as others obtained through our strategic acquisitions and alliances; and

•	sustaining engineering efforts which incorporate customer feedback into continuous improvement efforts for currently marketed and next generation products.
Acquisitions and Alliances
Since 1995, we have undertaken strategic acquisitions to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical device industry. We expect to continue to invest in our core technologies, and are also investigating opportunities to further expand our presence in, and diversify into, areas including atrial fibrillation, underserved defibrillator populations, acute ischemic stroke, coronary artery disease, peripheral vascular disease, structural heart disease, vascular closure, hypertension, women’s health, endoluminal surgery, diabetes/obesity, endoscopic pulmonary intervention and deep brain stimulation.
Products
During 2009, our products were offered for sale by six dedicated business groups—CRM, including our Cardiac Rhythm Management and Electrophysiology businesses; Cardiovascular, including our Interventional Cardiology and Peripheral Interventions businesses; Neurovascular; Endoscopy; Urology/Women’s Health; and Neuromodulation. In 2010, we began the implementation of a restructured business model that will allow us to operate in a more effective and efficient manner, and includes the integration of our former CRM and Cardiovascular groups into a newly formed Cardiology, Rhythm and Vascular group, which will include an Endovascular unit that will encompass Peripheral Interventions, Neurovascular, Imaging and Electrophysiology.

During 2009, we derived 31 percent of our net sales from our CRM group, 43 percent from our Cardiovascular group, 12 percent from our Endoscopy business, six percent from our Urology/Women’s Health business, four percent from our Neuromodulation business, and four percent from our Neurovascular business. The following section describes certain of our product offerings:
Cardiac Rhythm Management
We develop, manufacture and market a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities, including:
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

A key component of many of our implantable device systems is our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely while patients are in their homes, allowing for more frequent monitoring in order to guide treatment decisions. Previously available only in the U.S. market, during 2009, we received CE Mark approval and launched our LATITUDE® Patient Management System in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries.
Throughout 2008 and 2009, we launched several new CRM products, which accounted for 74 percent of our worldwide CRM group net sales in 2009. We have experienced continued success with our next-generation COGNIS® CRT-D and TELIGEN® ICD systems, as well as our ALTRUA® family of pacemaker systems. In 2010, we will continue to execute on our product pipeline with the expected U.S. launches of a new lead delivery system and next-generation line of defibrillators, which includes new features designed to improve functionality, diagnostic capability and ease of use. Further, we expect to launch our next-generation INGENIO™ pacemaker system in 2011.
Electrophysiology
Within our Electrophysiology business, we offer medical devices for the diagnosis and treatment of cardiac arrhythmias. Included in our product offerings are RF generators, intracardiac ultrasound and steerable ablation catheters, and diagnostic catheters. Our leading brands include the Blazer™ cardiac ablation catheter, the Chilli II® cooled ablation catheter and the MAESTRO 3000® Cardiac Ablation System. During 2010, we anticipate several new product launches within our Electrophysiology business, including the launch of the next-generation Blazer Prime™ in our EMEA region and certain Inter-Continental countries.
Interventional Cardiology
Coronary Stent Systems
Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. Our Liberté® bare-metal coronary stent system is designed to enhance deliverability and conformability, particularly in challenging lesions. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis1, through dedicated internal and external product development, strategic alliances and scientific research of drug-eluting stent systems. Since the worldwide launch of our proprietary polymer-based paclitaxel-eluting stent technology, the TAXUS® Express 2® coronary stent system, in 2004, we have become the worldwide leader in the drug-eluting coronary stent market, exiting 2009 with 39 percent market share during the fourth quarter of 2009. We are now the only company in the industry to offer a two-drug platform strategy with our paclitaxel-eluting stent system, including our second-generation TAXUS® Liberté® stent system, and our everolimus product franchise. We market the PROMUS® everolimus-eluting stent system, currently supplied to us by Abbott Laboratories, as well as our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, which we launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009. Further, the 2009 launches of our TAXUS® Liberté® Atom™ stent system and TAXUS® Liberté® Long stent system have added to our industry leadership for the widest range of coronary stent sizes. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012. Our product pipeline also includes the next-generation TAXUS® Element™ stent system, which we expect to launch in our EMEA region and certain Inter-Continental countries during the second quarter of 2010, in the U.S. mid-2011 and Japan in late 2011 or early 2012.
Coronary Revascularization
We market a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a principal cause of coronary artery obstructive disease, is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial openings caused by the progressive development of deposits of plaque. The majority of our products in this market are used in percutaneous transluminal coronary angioplasty (PTCA) procedures and include bare-metal and drug-eluting stent systems; PTCA balloon catheters, such as the Maverick® balloon catheter; the Cutting Balloon® microsurgical dilatation device; rotational atherectomy systems; guide wires; guide catheters and diagnostic catheters. We continue to hold a strong leadership position in the PTCA balloon catheter market with approximately 57 percent share of the U.S. market in 2009, and are planning a number of additional new product launches during 2010, including the Apex™ platinum pre-dilatation balloon catheter for improved radiopacity, the NC Quantum Apex™ post-dilatation balloon catheter and the Kinetix™ family of guidewires.
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
Peripheral Interventions
We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product offerings include vascular access products, balloon catheters, stents and peripheral vascular catheters, wires and accessories, as well as products used for peripheral embolization procedures. We also sell products designed to treat patients with non-vascular disease (disease which appears outside the blood system). Our non-vascular suite of products includes biliary stents, drainage catheters and micro-puncture sets designed to treat, diagnose and ease various forms of benign and malignant tumors. We

[1]	The growth of neointimal tissue within an artery after angioplasty and stenting.

market the PolarCath™ peripheral dilatation system used in CryoPlasty® Therapy, an innovative approach to the treatment of peripheral artery disease in the lower extremities. We believe that we are well positioned in the growing Peripheral Interventions market, due in part to the recent launches of our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. In addition, during the first quarter of 2010, we expect to receive FDA approval for an iliac indication for our Express® LD stent system.
Embolic Protection
Our FilterWire EZ™ Embolic Protection System is a low profile filter designed to capture embolic material that may become dislodged during a procedure, which could otherwise travel into the microvasculature where it could cause a heart attack or stroke. It is commercially available in the U.S., our EMEA region and certain Inter-Continental countries for multiple indications, including the treatment of disease in peripheral, coronary and carotid vessels. It is also available in the U.S. for the treatment of saphenous vein grafts and carotid artery stenting procedures.
Neurovascular
We market a broad line of coated and uncoated detachable coils, micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuro-interventional radiologists and neurosurgeons to treat diseases of the neurovascular system. We currently market the GDC® Coils (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms and plan to launch a next-generation family of detachable coils, including an enhanced delivery system designed to reduce coil detachment times, in the U.S. in 2010. We also offer the NeuroForm® stent for the treatment of wide neck aneurysms and the Wingspan® Stent System with Gateway® PTA Balloon Catheter, each under a Humanitarian Device Exemption approval granted by the FDA. The Wingspan Stent System is designed to treat atherosclerotic lesions or accumulated plaque in brain arteries. Designed for the brain’s fragile vessels, the Wingspan Stent System is a self-expanding, nitinol stent sheathed in a delivery system that enables it to reach and open narrowed arteries in the brain. The Wingspan Stent System is currently the only device available in the U.S. for the treatment of intracranial atherosclerotic disease (ICAD) and is indicated for improving cerebral artery lumen diameter in patients with ICAD who are unresponsive to medical therapy. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, ICAD and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
Endoscopy
Gastroenterology
We market a broad range of products to diagnose, treat and ease a variety of digestive diseases, including those affecting the esophagus, stomach and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers and esophageal cancer. We offer the Radial Jaw® 4 Single-Use Biopsy Forceps, which are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes and, in 2009, began offering this product in a variety of sizes. Our exclusive line of RX Biliary System™ devices provides greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors. We also market the Spyglass® Direct Visualization System for direct imaging of the pancreatico-biliary system. The Spyglass® System is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the pancreatico-biliary system and includes supporting devices for tissue acquisition, stone management and lithotripsy.

We also offer the WallFlex® biliary stent system and WallFlex® esophageal stent, and our Resolution® Clip Device, used to treat gastrointestinal bleeding, is the only currently-marketed mechanical clip designed to open and close, up to five times, before deployment to help enable a physician to see the effects of the clip before committing to deployment.
Interventional Bronchoscopy
We market devices to diagnose, treat and ease pulmonary disease systems within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from the airway, open narrowings of an airway, stop internal bleeding, and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate narrowed airway passages or for tumor management.
Urology/Women’s Health
We sell a variety of products designed to treat patients with urinary stone disease, benign prostatic hyperplasia (BPH), stress urinary incontinence, pelvic organ prolapse and excessive uterine bleeding. We offer the Prolieve Thermodilatation® System, a transurethral microwave thermotherapy system for the treatment of BPH, and distribute and market the DuoTome™ SideLite™ holmium laser treatment system for treatment of symptoms associated with BPH. We offer a full line of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, suturing devices and injectables and have exclusive U.S. distribution rights to the Coaptite® Injectable Implant, a next-generation bulking agent, for the treatment of stress urinary incontinence.
We continue to expand our focus on women’s health. We market a range of devices for the treatment of conditions such as female urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), and menorrhagia (excessive menstrual bleeding). Our Hydro ThermAblator® System offers a less-invasive technology for the treatment of excessive uterine bleeding by ablating the endometrial lining of the uterus, the tissue responsible for menstrual bleeding.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic intractable pain of the trunk and/or limbs. This system delivers pain management by applying an electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a programming system. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we are initiating a trial to assess the therapeutic effectiveness and cost effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. Further, we expect to launch two new lead products during 2010, which we believe will provide us with continued growth in our Neuromodulation business.
Marketing and Sales
A dedicated sales force of approximately 5,000 individuals in over 40 countries worldwide marketed our products as of December 31, 2009. The majority of our net sales are derived from countries in which we have direct sales organizations. A network of distributors and dealers who offer our products worldwide accounts for our remaining sales. We will continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We also have a dedicated corporate sales organization in the U.S.

focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our business groups maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.
In 2009, we sold our products to over 10,000 hospitals, clinics, outpatient facilities and medical offices. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2009, 2008, or 2007. However, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales.
International Operations
International net sales accounted for approximately 43 percent of our net sales in 2009. Net sales and operating income attributable to our 2009 geographic regions are presented in Note P—Segment Reporting to our consolidated financial statements included in Item 8 of this Annual Report. During the first quarter of 2009, we reorganized our international structure to provide more direct sales focus in the marketplace and operate through three international business units, in addition to our U.S. operating segment: EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. We have reclassified previously reported segment results to be consistent with the 2009 presentation, contained in Results of Operations and Note P. In 2010, we will further restructure our international business into the following business units, in addition to our U.S. operating segment: Europe, Japan, and Emerging Markets, in order to be more effective in executing our business strategy. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines.
We have five international manufacturing facilities in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 50 percent of our products sold worldwide during 2009 were manufactured at these facilities. In early 2009, we announced our Plant Network Optimization program designed to simplify our plant network, reduce our manufacturing costs and improve gross margins. In connection with this program, we expect to rationalize two of our international manufacturing plants by the end of 2011. Additionally, we maintain international research and development capabilities in Ireland and Miyazaki, Japan, as well as physician training centers in Paris, France and Tokyo, Japan.
A discussion of the risks associated with our international operations is contained in Item 1A of this Annual Report.
Manufacturing and Raw Materials
We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including the enhancement of existing products, and their commercial launch. We are implementing new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs. We have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. We continue to focus on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness. Our Plant Network Optimization program calls for reducing the number of our manufacturing plants from 17 to 12, and relocating approximately 15 percent of our current value of production to different facilities. We estimate that the program, combined with activities under our 2007 Restructuring plan, discussed in Item 7 of this Annual Report, will result in annual reductions of manufacturing costs of approximately $100 million to $120 million in 2012.
We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific materials, components or products, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, components or products could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, our products require sterilization prior to sale and we utilize a mix of internal resources and third party vendors to perform this service. To the extent our sterilizers are unable to process our products, whether due to raw material, capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.
Certain products are manufactured for us by third parties. We are currently reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in these regions extends through the end of the second quarter of 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system in these regions is sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. We launched our internally developed and manufactured next-generation everolimus-eluting stent system, our PROMUS® Element™ stent system, in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, and expect to launch this product in the U.S. and Japan in mid-2012.
Quality Assurance
In January 2006, legacy Boston Scientific received a corporate warning letter from the U.S. Food and Drug Administration (FDA) notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and is processing all requests for Certificates to Foreign Governments. In November of 2009 and January of 2010, the FDA reinspected two official action-indicated Boston Scientific sites to follow-up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter have been removed. The corporate warning letter remains in place pending FDA internal administrative procedures.
In addition, during the first quarter of 2009, we acquired a third-party sterilization facility which was subject to a warning letter from the FDA. The FDA had requested documentation and explanations regarding various corrective actions related to the facility. This information was provided to the FDA and the FDA has since re-inspected the facility, issuing no observations, and subsequently removed all restrictions related to the warning letter.
We are committed to providing high quality products to our customers. To meet this commitment, we have implemented updated quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sales and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the U.S. All of our manufacturing facilities, including our U.S. and European distribution centers, are certified under the ISO13485:2003 quality system standard for medical devices, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of the certification requires that these facilities undergo periodic re-examination.
In addition, we maintain an on-going initiative to seek ISO14001 certification at our plants around the world. ISO14001 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. We engage in continuous environmental performance improvement around these aspects. At present, nine of our manufacturing and distribution facilities have attained ISO14001 certification. We are committed to achieving ISO14001 certification at all of our manufacturing and distribution centers worldwide.
Competition
We encounter significant competition across our product lines and in each market in which we sell our products from various companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Johnson & Johnson (including its subsidiary, Cordis Corporation); Medtronic, Inc.; Abbott Laboratories and St. Jude Medical, Inc.; as well as a wide range of medical device companies that sell a single or limited number of competitive products or participate in only a specific market segment. We also face competition from non-medical device companies, such as pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
We believe that our products compete primarily on their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, including clinical outcomes, ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and potential U.S. healthcare reform measures could put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We recognize that our continued competitive success will depend upon our ability to offer products with differentiated clinical outcomes, create or acquire innovative, scientifically advanced technology, apply our technology cost-effectively and with superior quality across product lines and markets, develop or acquire proprietary products, attract and retain skilled development personnel, obtain patent or other protection for our products, obtain required regulatory and reimbursement approvals, continually enhance our quality systems, manufacture and successfully market our products either directly or through outside parties and supply sufficient inventory to meet customer demand.
Regulatory Environment
The medical devices that we manufacture and market are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation be conducted before a device receives approval for commercial distribution.
In the U.S., permission to distribute a new device generally can be met in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA), i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from class III to class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that do not raise new questions of safety or effectiveness can generally be made without additional 510(k) Submissions. More significant changes, such as new designs or materials, may require a separate 510(k) with data to support that the modified device remains substantially equivalent. The FDA has recently begun to review its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance.
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
The third process requires that an application for a Humanitarian Device Exemption (HDE) be made to the FDA for the use of a Humanitarian Use Device (HUD). A HUD is intended to benefit patients by treating or diagnosing a disease or condition that affects, or is manifested in, fewer than 4,000 individuals in the U.S. per year. The application submitted to the FDA for an HDE is similar in both form and content to a PMA application, but is exempt from the effectiveness requirements of a PMA. This approval process demonstrates that there is no comparable device available to treat or diagnose the condition, the device will not expose patients to unreasonable or significant risk, and the benefits to health from use outweigh the risks. The HUD provision of the regulation provides an incentive for the development of devices for use in the treatment or diagnosis of diseases affecting smaller patient populations.
The FDA can ban certain medical devices; detain or seize adulterated or misbranded medical devices; order repair, replacement or refund of these devices; and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also enjoin and restrain certain violations of the Food, Drug and Cosmetic Act and the Safe Medical Devices Act pertaining to medical devices, or initiate action for criminal prosecution of such violations. International sales of medical devices manufactured in the U.S. that are not approved by the FDA for use in the U.S., or that are banned or deviate from lawful performance standards, are subject to FDA export requirements. Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries, medical devices are regulated. Frequently, regulatory approval may first be obtained in a foreign country prior to application in the U.S. to take advantage of differing regulatory requirements. Most countries outside of the U.S. require that product approvals be recertified on a regular basis, generally every five years. The recertification process requires that we evaluate any device changes and any new regulations or standards relevant to the device and conduct appropriate testing to document continued compliance. Where recertification applications are required, they must be approved in order to continue selling our products in those countries.
In the European Union, we are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with other foreign regulations such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) before we can launch new products in Japan. The time required to obtain these foreign approvals to market our products may vary from U.S. approvals, and requirements for these approvals may differ from those required by the FDA.
We are also subject to various environmental laws, directives and regulations both in the U.S. and abroad. Our operations, like those of other medical device companies, involve the use of substances regulated under environmental laws, primarily in manufacturing and sterilization processes. We do not believe that compliance with environmental laws will have a material impact on our capital expenditures, earnings or competitive position. However, given the scope and nature of these laws, there can be no assurance that environmental laws will not have a material impact on our results of operations. We assess potential environmental contingent liabilities on a regular basis. At present, we are not aware of any such liabilities that would have a material impact on our business.
We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, shareholders and employees. We are committed to continuous improvement in these areas by reducing pollution, the depletion of natural resources, and our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. We are certified to the FTSE4 Good Corporate Social Responsibility Index, managed by The Financial Times and the London Stock Exchange, which measures the performance of companies that meet globally recognized standards of corporate responsibility. This certification recognizes our dedication to those standards, and it places us in a select group of companies with a demonstrated commitment to responsible business practices and sound environmental policies.
Government Affairs
We maintain a global Government Affairs presence in Washington D.C. to actively monitor and influence a myriad of legislative and administrative policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress, key Congressional committee staff and White House and Administration staff, which facilitates our active engagement on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.
Third-Party Coverage and Reimbursement
Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’ assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and sometimes conflicting, levels of financial risk and incentives to healthcare providers and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates, often downwards, and challenging the prices charged for medical products and services. There can be no assurance that our products will be covered automatically by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably.
Initiatives to limit the growth of healthcare costs, including price regulation, are also underway in many countries in which we do business. Implementation of cost containment initiatives and healthcare reforms in significant markets such as the U.S., Japan, Europe and other international markets may limit the price of, or the level at which reimbursement is provided for, our products and may influence a physician’s selection of products used to treat patients. Spending on healthcare in some countries, including the U.S., may also be affected by the global economic slowdown.
Proprietary Rights and Patent Litigation
We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2009, we held more than 15,000 patents, and had approximately 10,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage.
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
There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which we compete. We have defended, and will continue to defend, ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, which could have a material adverse effect on our business. Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation, particularly to manage risk over time. Settlement may include cross licensing of the patents that are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.
See Item 3. Legal Proceedings and Note L — Commitments and Contingencies to our 2009 consolidated financial statements included in Item 8 of this Annual Report for a discussion of patent and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note L, which, individually or in the aggregate, could have a material effect on our financial condition, results of operations and liquidity.
Risk Management
The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. In the normal course of business, product liability and securities claims are asserted against us. Product liability and securities claims may be asserted against us in the future related to events unknown at the present time. We are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of outcome, could have a material adverse effect on our business. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.
Employees
As of December 31, 2009, we had approximately 26,000 employees, including approximately 14,000 in operations; 6,000 in selling, marketing and distribution; 4,000 in clinical, regulatory and research and development; and 2,000 in administration. Of these employees, we employed approximately 10,000 outside the U.S., approximately 6,000 of whom are in the operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel.
Community Outreach
We are committed to making more possible in the communities where we work and live. We bring this commitment to life by supporting health, education and research initiatives on a global, national and local basis. Through the Boston Scientific Foundation, we fund non-profit organizations in our local communities and medical education fellowships at institutions throughout the United States. Our community grants support programs aimed at improving the lives of those with unmet needs by engaging in partnerships that promote long-term, systemic change. The Foundation is committed to funding organizations focused on increasing access to quality health care and improving educational opportunities, particularly with regards to math, science, engineering and technology. A prominent example of our ongoing commitment to patients is the Close the Gap program, which addresses disparities in cardiovascular care for the underserved patient populations of women, black Americans, and Latino Americans. Close the Gap increases awareness of cardiovascular risk factors, teaches health care providers about cultural beliefs and barriers to treatment, and advocates for measures that help ensure all patients receive the cardiovascular care they need.

Seasonality
Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have historically been lighter in the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.
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
Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance; our growth strategy; our intentions and expectations regarding our business strategy, in particular those discussed in Item 1 “Business,” under the heading “Business Strategy”; the effectiveness of our restructuring, and Plant Network Optimization initiatives and expected cost savings; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; the impact of product recalls; expected research and development efforts; product development and iterations; new product launches and launches of our existing products in new geographies; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the outcome of matters before taxing authorities; intellectual property, governmental proceedings and litigation matters; our ability to finance our capital needs and expenditures; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet the financial covenants required by our revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants and our intent to refinance the majority of our 2011 debt maturities and revolving credit facility; our tax position; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. Forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at this time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.
Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified these forward-looking statements, which are based on certain risks and uncertainties, including the risk factors described in Item 1A under the heading “Risk Factors.” Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and in the risk factors described in Item 1A under the heading “Risk Factors.”
CRM Products
•	Our estimates for the worldwide CRM market, the increase in the size of the CRM market above existing levels and our ability to increase CRM net sales and market share;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our COGNIS® CRT-D and TELIGEN® ICD systems and our LATITUDE® Patient Management System;

•	The results of CRM clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to successfully launch next-generation products and technology features worldwide;

•	Our ability to grow sales of both new and replacement implant units and to benefit timely from the expansion of our CRM sales force;

•	Our ability to retain key members of our CRM sales force and other key personnel;

•	Competitive offerings in the CRM market and the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies; and

•	Our ability to avoid disruption in the supply of certain components, materials or products; or to quickly secure additional or replacement components, materials or products on a timely basis.
Coronary Stent Business
•
Volatility in the coronary stent market, our estimates for the worldwide coronary stent market, our ability to increase coronary stent system net sales, competitive offerings and the timing of receipt of regulatory approvals, both in the U.S. and internationally, to market existing and anticipated drug-eluting stent technology and other stent platforms;

•	Our ability to successfully launch next-generation products and technology features, including our TAXUS® Element™ and PROMUS® Element™ stent systems;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our ability to manage the mix of net sales of everolimus-eluting stent systems supplied to us by Abbott relative to our total drug-eluting stent system net sales and to launch on-schedule around the world our next-generation internally-manufactured everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent systems;

•
Our share of the worldwide and U.S. drug-eluting stent markets, the distribution of market share within the coronary stent market in the U.S. and around the world, the average number of stents used per procedure, average selling prices, and the penetration rate of drug-eluting stent technology in the U.S. and international markets;

•
The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems, including our ability to adequately address concerns regarding the perceived risk of late stent thrombosis and the relative benefit of our products in patient sub-segments;

•
Our reliance on Abbott’s manufacturing capabilities and supply chain in the U.S. and Japan, and our ability to align our everolimus-eluting stent system supply from Abbott with customer demand in these regions;

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

•	Heightened global regulatory enforcement arising from political and regulatory changes as well as economic pressures;

•	The effect of our litigation and risk management practices, including self-insurance, and compliance activities on our loss contingencies, legal provision and cash flows;

•	The impact of, and costs to resolve, our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

•	Costs associated with our on-going compliance and quality activities and sustaining organizations;

•	The impact of increased pressure on the availability and rate of third-party reimbursement for our products and procedures worldwide; and

•	Legislative or regulatory efforts to modify the product approval or reimbursement process, including a trend toward demonstrating clinical outcomes, comparative effectiveness and cost efficiency.
Innovation
•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop next-generation products and technologies successfully across all of our businesses;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these alliances;

•	Our ability to achieve benefits from our focus on internal research and development and external alliances and acquisitions as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives, as well as competitive interest in the same or similar technologies;

•	Our ability to integrate the strategic acquisitions we have consummated or may consummate in the future;

•
Our ability to prioritize our internal research and development project portfolio and our external investment portfolio to identify profitable growth opportunities and keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of any of these projects;

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.
International Markets
•	Our dependency on international net sales to achieve growth;

•	Changes in our international structure and leadership;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as changes in reimbursement practices and policies; and

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins.
Liquidity
•
Our ability to generate sufficient cash flow to fund operations, capital expenditures, litigation settlements and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance;

•
Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us, including our ability to refinance timely the majority of our 2011 debt maturities and revolving credit facility on favorable terms;

•	Our ability to resolve open tax matters favorably and recover substantially all of our deferred tax assets; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.
Restructuring Initiatives
•
Our ability to implement, fund, and achieve timely and sustainable cost improvement measures consistent with our expectations, including our 2010 Restructuring plan, 2007 Restructuring plan, and Plant Network Optimization program, each described in Item 7 of this Annual Report;

•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, as we diversify our product portfolio and focus on emerging markets;

•
Risks associated with significant changes made or to be made to our organizational structure pursuant to our 2010 Restructuring plan, 2007 Restructuring plan, and Plant Network Optimization program, or to the membership and responsibilities of our executive committee or Board of Directors;

•	Our ability to direct our research and development efforts to conduct more cost effective clinical studies, accelerate the time to bring new products to market, and develop higher payoff products;

•
Our ability to retain our key employees and avoid business disruption and employee distraction as we execute our global compliance program, 2010 Restructuring plan, 2007 Restructuring plan and Plant Network Optimization program; and

•
Our ability to maintain management focus on core business activities while also concentrating on implementing strategic and restructuring initiatives, including our 2010 Restructuring plan, 2007 Restructuring plan and Plant Network Optimization program.

Several important factors, in addition to the specific risk factors discussed in connection with forward-looking statements individually and the risk factors described in Item 1A under the heading “Risk Factors,” could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property, litigation and government investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.
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
We derive a significant portion of our net sales from the sale of drug-eluting coronary stent systems and CRM products. A decline in market size, average selling prices and procedural volumes; increased competition; market perceptions of results of clinical trials conducted by us or our competitors; interruption in supply of everolimus-eluting stent systems; changes in our sales personnel; or product launch delays may materially adversely affect our results of operations and financial position, including our goodwill balances.
Net sales from drug-eluting coronary stent systems represented approximately 23 percent of our consolidated net sales during 2009. Recent competitive launches and clinical publications have negatively impacted our share of the worldwide drug-eluting stent market, and have resulted in competitive pricing pressure, especially in the U.S. market. We estimate that the average selling price of our drug-eluting stent systems in the U.S. decreased approximately eight percent in 2009, as compared to the prior year. Further, recently published data from a single-center, non-double blinded, underpowered study sponsored by one of our competitors have negatively affected, and may continue to have a negative impact on, physician and patient confidence in our technology and net sales of our TAXUS® paclitaxel-eluting coronary stent systems. In addition, perceptions of excessive use of drug-eluting stent systems based on evidence from a third-party clinical trial comparing drug-eluting stent systems to pharmaceuticals may have an adverse impact on our net sales of drug-eluting stent systems. We expect to launch our next-generation TAXUS® Element™ stent system in our EMEA region and certain Inter-Continental countries during the first half of 2010, in the U.S. mid-2011 and Japan in late 2011 or early 2012. A delay in the timing of the launch of next-generation products may result in a further decline in our market share and have an adverse impact on our results of operations.
We share, with Abbott Laboratories, rights to everolimus-eluting stent technology, and are reliant on Abbott for our supply of PROMUS® everolimus-eluting stent systems in the U.S. and Japan. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand. We expect to launch our internally developed and manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ platinum chromium coronary stent system, in the U.S. and Japan in mid-2012. Our supply agreement for the PROMUS® stent system from Abbott extends through the end of the second quarter of 2012 in the U.S. and Japan. Our inability to obtain regulatory approval and timely launch our PROMUS® Element stent system in these regions may materially adversely affect our results of operations or financial condition.
Worldwide CRM market growth rates in recent years, including the U.S. ICD market, have been below those experienced in prior years, resulting primarily from industry field actions and from a lack of new indications for use. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to increase CRM market share or increase net sales in a timely manner, if at all. Our U.S. ICD sales represented approximately 50 percent of our worldwide CRM net sales in 2009, and any changes in this market could have a material adverse effect on our financial condition. Additionally, average selling prices have declined in the past year due, in part, to competitive pressures and general economic conditions. Further, recent disciplinary actions we have taken against certain of our U.S. CRM sales personnel, as well as attrition beyond those subject to disciplinary actions, could result in lost U.S. CRM net sales. Net sales from our CRM group represented approximately 31 percent of our consolidated net sales in 2009. Therefore, further decreases in net sales and average selling prices of our CRM products could have a significant impact on our results of operations. In addition, our inability to increase our worldwide CRM net sales could result in future goodwill and other intangible asset impairment charges. We expect to launch our next-generation line of defibrillators in 2010 and a new wireless pacemaker in the U.S. and Europe in early 2011. Variability in the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, which may adversely impact our results from operations.
The profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® stent systems, and an increase in sales of everolimus-eluting stent systems supplied to us by Abbott relative to TAXUS® stent system net sales may continue to adversely impact our gross profit and operating profit margins. The price we pay Abbott for our supply of everolimus-eluting stent systems supplied to us by Abbott is further impacted by our arrangements with Abbott and is subject to retroactive adjustment, which may also negatively impact our profit margins.

Under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, are significantly lower than that of our TAXUS® stent system. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott continue to increase in relation to our total drug-eluting stent system sales, our profit margins will continue to decrease. Further, the price we pay for our supply of everolimus-eluting stent systems supplied to us by Abbott is determined by our contracts with them. Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. Pursuant to these adjustments, we may make a payment to Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of everolimus-eluting stent systems from Abbott. As a result, our profit margins in the years in which we record payments related to purchases of everolimus-eluting stent systems from Abbott may decrease.
We incurred substantial indebtedness in connection with our acquisition of Guidant and if we are unable to manage our debt levels, through refinancing or otherwise, it could have an adverse effect on our financial condition or results of operations.
We had total debt of $5.918 billion as of December 31, 2009, attributable in large part to our 2006 acquisition of Guidant Corporation, of which $1.750 billion, as well as our revolving credit facility, will mature in 2011. We expect to refinance the majority of our 2011 debt maturities and revolving credit facility by mid-2010. Although Standard & Poor’s Ratings Services recently upgraded our credit rating to BBB-, an investment grade rating, our current credit rating from Fitch Ratings is BB+, and from Moody’s Investor Service is Ba1, both of which are below investment grade. Our inability to regain investment grade credit ratings could impact our ability to obtain financing on terms reasonably acceptable to us, and increase the cost of borrowing funds in the future. If we are unable to refinance this indebtedness on satisfactory terms, we may be required to dedicate a more substantial portion of our operating cash flows to our indebtedness, which may limit our flexibility in planning for, or reacting to, changes in our business or investing in our growth. In addition, our revolving credit facility agreement contains financial covenants that require us to maintain specified financial ratios. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings under this facility on demand. Our revolving credit facility matures in 2011.
We may record future goodwill impairment charges related to one or more of our business units, which could materially adversely impact our results of operations.
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. While we do not believe there are indicators of impairment as of December 31, 2009 to necessitate the performance of an interim impairment test, we have considered current and future expected economic conditions as of year end and, as a result, we have identified two reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods.
Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. We have allocated a significant portion of the goodwill associated with our 2006 acquisition of Guidant Corporation to our U.S. CRM and EMEA reporting units. Changes in the fair value of these reporting units could make it reasonably likely that an impairment may occur over the next twelve months in these reporting units. Future goodwill impairment charges could materially adversely impact our results of operations.
We may not realize the expected benefits from our restructuring and Plant Network Optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to additional unintended consequences.
In February 2010, we announced our 2010 Restructuring plan designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the realignment of our international structure; and the reprioritization and diversification of our product portfolio. In connection with this plan and our strategy to reduce risk, increase operational leverage and accelerate profitable growth, we may explore opportunities to divest one or more select businesses. However, our ability to complete business divestitures may be limited by the inability to locate a buyer or to agree to terms that are favorable to us. Additionally, in early 2009, we announced our Plant Network Optimization program, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins. Cost reduction initiatives under both plans include cost improvement measures, resource reallocations, head count reductions, the sale of certain non-strategic assets and efforts to streamline our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity. We may be unable to attract or retain key personnel. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, head count reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our expense reduction programs will result in charges and expenses that will impact our operating results. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.
Healthcare policy changes, including pending proposals to reform the U.S. healthcare system, may have a material adverse effect on us.
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. We are undertaking certain restructuring initiatives in order to address this trend; however, the execution of these initiatives may not achieve the desired effect. Further, uncertainty remains regarding proposed significant reforms to the U.S. healthcare system, including the potential excise tax on medical device companies. We cannot predict to what extent the increased focus on healthcare systems and costs in the U.S. and abroad may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors.
Our products, including those of our cardiovascular businesses, are continually subject to clinical trials conducted by us, our competitors or other third parties, the results of which may be unfavorable, or perceived as unfavorable by the market, and could have a material adverse effect on our business, financial condition or results of operations.
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
In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and divisions, particularly in our core franchises, including our drug-eluting stent and CRM programs. We expect to launch our internally-manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ platinum chromium coronary stent in the U.S. and Japan in mid-2012, subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System and our next-generation products and technologies. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent and CRM markets may be materially adversely impacted. Further, we are investigating opportunities to further expand our presence in, and diversify into, areas including atrial fibrillation, underserved defibrillator populations, acute ischemic stroke, coronary artery disease, peripheral vascular disease, structural heart disease, vascular closure, hypertension, women’s health, endoluminal surgery, diabetes/obesity, endoscopic pulmonary intervention and deep brain stimulation. Expanding our focus beyond our current businesses is expensive and time-consuming. Further, there can be no assurance that we will be able to access these technologies on terms favorable to us, or that these technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.
We may not be successful in our strategic acquisitions of, investments in, or alliances with, other companies and businesses, which have been a significant source of historical growth for us, and will be key to our diversification into new markets and technologies.
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to continue to grow our business significantly or may record asset impairment charges in the future. These acquisitions, investments and alliances have been a significant source of our growth. The success of any acquisition, investment or alliance that we may undertake in the future will depend on a number of factors, including:
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
Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size or nature.
The medical device industry is experiencing greater scrutiny and regulation by governmental authorities and is the subject of numerous investigations, often involving marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings; substantial fines, penalties and administrative remedies; divert the attention of our management; impose administrative costs and have an adverse effect on our financial condition, results of operations and liquidity; and may lead to greater governmental regulation in the future.

The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), and the Department of Defense. These investigations relate primarily to financial arrangements with health care providers, regulatory compliance and product promotional practices. We are cooperating with these investigations and are responding to these requests.
In addition, we recently entered into a civil settlement with the DOJ regarding the Department’s investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a Corporate Integrity Agreement (CIA) with the Office of Inspector General for HHS. The CIA requires enhancements to certain compliance procedures related to financial arrangements with health care providers. The obligations imposed upon us by the CIA and cooperation with ongoing investigations will involve human resources costs and diversion of management and employee focus. Cooperation typically also involves document production costs. We cannot predict when the investigations will be resolved, the outcome of these investigations or their impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and criminal proceedings; substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs and entry into additional CIAs or an amendment to the existing CIA. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations, including entering into additional CIAs. We may incur greater future costs to fulfill the obligations imposed upon us by the CIA. Furthermore, the CIA, and if any of the ongoing investigations continue over a long period of time, could further divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.
In addition, certain states, including Massachusetts, where we are headquartered, have passed or are considering legislation restricting our interactions with health care providers and requiring disclosure of payments to them, compliance with which will require significant human resource and financial costs as well as complex information technology systems. The Federal government has introduced similar legislation, which may or may not preempt state laws. We are devoting substantial time and financial resources in order to develop and implement enhanced structure, policies, systems and processes in order to comply with enhanced legal and regulatory requirements. Recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the Federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level. We anticipate that the government will continue to scrutinize our industry closely and that we will be subject to more rigorous regulation by governmental authorities in the future.
Should we be unable to resolve our FDA corporate warning letter, our business, financial condition and results of operations, our relationship with the FDA, and physician perception of our products could be materially adversely affected.
In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter, and is processing all requests for Certificates to Foreign Governments. In November 2009

and January 2010, the FDA reinspected two official action-indicated sites to follow up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter have been removed. The corporate warning letter remains in place pending FDA internal administrative proceedings.
We may not meet regulatory quality standards applicable to our manufacturing and quality processes, which could have an adverse effect on our business, financial condition and results of operations.
As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA. In the European Community, we are required to maintain certain International Standards Organization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.
Our products, development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. The FDA is reviewing its clearance process in an effort to make it more rigorous, which may require additional clinical data, time and effort for product clearance. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:
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
In addition, regulations regarding the development, manufacture and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. Failure to comply with regulatory requirements could have a material adverse effect on our business, financial condition and results of operations. Later discovery of previously unknown problems with a product or manufacturer could result in fines, delays or suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, operating restrictions and/or criminal prosecution. We may also initiate field actions as a result of a failure to strictly comply with our internal quality policies. The failure to receive product approval clearance on a timely basis, suspensions of regulatory clearances, seizures or recalls of products, physician advisories or other field actions, or the withdrawal of product approval by the FDA could have a material adverse effect on our business, financial condition or results of operations.
Current economic conditions could adversely affect our results of operations.
The global financial crisis has caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy, and these conditions may adversely affect our ability to borrow money in the credit markets. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, the current economic conditions may adversely affect our suppliers leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.
We may not effectively be able to protect our intellectual property rights, which could have a material adverse effect on our business, financial condition or results of operations.
The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies.

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
The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, product recalls, securities litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial position, results of operations or liquidity.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device market in which we primarily participate is highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Johnson & Johnson (including its subsidiary, Cordis Corporation); Medtronic, Inc.; Abbott Laboratories; and St. Jude Medical, Inc. In addition, we face competition from a wide range of companies that sell a single or a limited number of competitive products or which participate in only a specific market segment, as well as from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
Additionally, the medical device market is characterized by extensive research and development, and rapid technological change. Developments by other companies of new or improved products, processes or technologies may make our products or proposed products obsolete or less competitive and may negatively impact our net sales. We are required to devote continued efforts and financial resources to develop or acquire scientifically advanced technologies and products, apply our technologies cost-effectively across product lines and markets, attract and retain skilled development personnel, obtain patent and other protection for our technologies and products, obtain required regulatory and reimbursement approvals and successfully manufacture and market our products consistent with our quality standards. If we fail to develop new products or enhance existing products, it could have a material adverse effect on our business, financial condition or results of operations.
Because we derive a significant amount of our net sales from international operations and a significant percentage of our future growth is expected to come from international operations, changes in international economic or regulatory conditions could have a material impact on our business, financial condition or results of operations.
Sales outside the U.S. accounted for approximately 43 percent of our net sales in 2009. Additionally, a significant percentage of our future growth is expected to come from international operations. As a result, our sales growth and profitability from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs; and international markets may also be impacted by foreign government efforts to understand healthcare practices and pricing in other countries, which could result in increased pricing transparency across geographies and pressure to harmonize reimbursement and ultimately reduce the selling prices of our products. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations. In 2010, we intend to realign our international structure and will devote resources to focus on increasing net sales in emerging markets. Sales practices in certain international markets may be inconsistent with our desired business practices and U.S. legal requirements, which may impact our ability to expand as planned.
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
Our products are purchased principally by hospitals, physicians and other healthcare providers around the world that typically bill various third-party payors, including governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed care programs, for the healthcare services provided to their patients. The ability of customers to obtain appropriate reimbursement for their products and services from private and governmental third-party payors is critical to the success of medical technology companies. The availability of reimbursement affects which products customers purchase and the prices they are willing to pay. Reimbursement varies from country to country and can significantly impact the acceptance of new products and services. After we develop a promising new product, we may find limited demand for the product unless reimbursement approval is obtained from private and governmental third-party payors. Further legislative or administrative reforms to the reimbursement systems in the U.S., Japan, or other international countries in a manner that significantly reduces reimbursement for procedures using our medical devices or denies coverage for those procedures, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, could have a material adverse effect on our business, financial condition or results of operations.
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
We are subject to income taxes as well as non-income based taxes, in both the United States and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision. However, there can be no assurance that we will accurately predict the outcomes of these audits, and the actual outcomes of these audits could have a material impact on our net income or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. international tax reform, such as the recent proposal by the Obama administration, if enacted, could have a significant adverse impact on our future results of operations. In particular, Congressional leadership has proposed an annual fee on medical device manufacturers. This proposal would require medical device companies to pay additional taxes of up to $2 billion each year, beginning in 2011. President Obama’s recent proposal includes an excise tax in the same amount, starting in 2013, which would be administrated by the IRS. A fee or excise tax, if passed, could result in a significant increase in the tax burden on the medical device industry, which could have a material, negative impact on our results of operations and our cash flows.
We rely on external manufacturers to supply us with certain materials, components and products, as well as external providers to sterilize our products. Any disruption in our sources of supply or our ability to sterilize our products could adversely impact our production efforts and could materially adversely affect our business, financial condition or results of operations.
We vertically integrate operations where integration provides significant cost, supply or quality benefits. However, we purchase many of the materials and components used in manufacturing our products, some of which are custom made. Certain supplies are purchased from single-sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. We may not be able to establish additional or replacement suppliers for certain components, materials or products in a timely manner largely due to the complex nature of our and many of our suppliers’ manufacturing processes. Production issues, including capacity constraint; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our operations and financial condition.
In addition, our products require sterilization prior to sale and we rely on a mix of internal resources and third party vendors to perform this service. To the extent our sterilizers are unable to process our products, whether due to raw material, capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.

Our share price will fluctuate, and accordingly, the value of an investment in our common stock may also fluctuate.
Stock markets in general, and our common stock in particular, have experienced significant price and volume volatility over recent years. The market price and trading volume of our common stock may continue to be subject to significant fluctuations due not only to general stock market conditions, but also to variability in the prevailing sentiment regarding our operations or business prospects, as well as, among other things, changing investment priorities of our shareholders.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our world headquarters are located in Natick, Massachusetts, with additional support provided from regional headquarters located in Tokyo, Japan and Paris, France. As of December 31, 2009, our principal manufacturing and technology centers were located in Minnesota, California, Florida, Indiana, Utah, Ireland, Costa Rica and Puerto Rico. Our products are distributed internationally from customer fulfillment centers in Massachusetts, The Netherlands and Japan. As of December 31, 2009, we maintained 17 manufacturing facilities, including nine in the U.S.; one in Puerto Rico; five in Ireland; and two in Costa Rica; as well as various distribution and technology centers. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2009 (in square feet):

	Owned	Leased	Total

U.S.	5,486,831	1,771,186	7,258,017
International	1,727,599	1,068,577	2,796,176

	7,214,430	2,839,763	10,054,193

In connection with our 2007 Restructuring plan and Plant Network Optimization program, described in Items 1 and 8 of this Annual Report, we intend to close two of our manufacturing plants in Ireland and three manufacturing plants in the U.S. by the end of 2012, representing a total of approximately 500,000 square feet.
ITEM 3. LEGAL PROCEEDINGS
See Note L — Commitments and Contingencies to our 2009 consolidated financial statements included in Item 8 of this Annual Report.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

PART II

ITEM 5.	MARKET FOR THE COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BSX.” The following table provides the market range for our common stock for each of the last eight quarters based on reported sales prices on the NYSE.

	High	Low

2009
First Quarter	$9.41	$6.14
Second Quarter	10.42	8.05
Third Quarter	11.75	9.63
Fourth Quarter	10.29	7.99

2008
First Quarter	$13.21	$10.98
Second Quarter	14.11	12.23
Third Quarter	13.89	11.75
Fourth Quarter	11.47	5.48
The closing price of our common stock on February 19, 2010 was $7.69.
We did not pay a cash dividend in 2009, 2008 or 2007. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.
We did not repurchase any of our common stock in 2009, 2008 or 2007. There are approximately 37 million remaining shares authorized for purchase under our share repurchase program. We currently do not anticipate material repurchases in 2010.
As of February 19, 2010, there were 17,414 record holders of our common stock.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Healthcare Equipment Index. The graph assumes $100 was invested in our common stock and in each of the named indices on January 1, 2005, and that all dividends were reinvested.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Boston Scientific Corporation, The S&P
500 Index And The S&P Health Care Equipment Index
Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

ITEM 6. SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2009	2008	2007	2006	2005

Net sales	$8,188	$8,050	$8,357	$7,821	$6,283
Gross profit	5,612	5,581	6,015	5,614	4,897
Selling, general and administrative expenses	2,635	2,589	2,909	2,675	1,814
Research and development expenses	1,035	1,006	1,091	1,008	680
Royalty expense	191	203	202	231	227
Loss on program termination	16
Amortization expense	511	543	620	474	142
Goodwill impairment charges		2,613
Other intangible asset impairment charges	12	177	21	56	10
Acquisition-related milestone		(250)
Purchased research and development	21	43	85	4,119	276
Gain on divestitures		(250)
Loss on assets held for sale			560
Restructuring charges	63	78	176
Litigation-related net charges	2,022	334	365		780

Total operating expenses	6,506	7,086	6,029	8,563	3,929

Operating (loss) income	(894)	(1,505)	(14)	(2,949)	968
(Loss) income before income taxes	(1,308)	(2,031)	(569)	(3,535)	891
Net (loss) income	(1,025)	(2,036)	(495)	(3,577)	628

Net (loss) income per common share:
Basic	$(0.68)	$(1.36)	$(0.33)	$(2.81)	$0.76
Assuming dilution	$(0.68)	$(1.36)	$(0.33)	$(2.81)	$0.75

Weighted-average shares outstanding — basic	1,507.9	1,498.5	1,486.9	1,273.7	825.8
Weighted-average shares outstanding — assuming dilution	1,507.9	1,498.5	1,486.9	1,273.7	837.6

Balance Sheet Data

As of December 31,	2009	2008	2007	2006	2005

Cash, cash equivalents and marketable securities	$864	$1,641	$1,452	$1,668	$848
Working capital	1,039	2,219	2,691	3,399	1,152
Total assets	25,177	27,139	31,197	30,882	8,196
Borrowings (long-term and short-term)	5,918	6,745	8,189	8,902	2,020
Stockholders’ equity	12,301	13,174	15,097	15,298	4,282
Book value per common share	$8.14	$8.77	$10.12	$10.37	$5.22
     See also the notes to our consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes contained in Item 8 of this Annual Report.
Introduction
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our business strategy is to lead global markets for less-invasive medical devices by developing and marketing innovative products, services and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate compelling value.
In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. Our operating results for the year ended December 31, 2007 include a full year of results of these businesses. Our operating results for the year ended December 31, 2008 include the results of these businesses through the date of separation. We are involved in several post-closing separation activities through transition service agreements, some from which we continued to generate net sales during 2009. Many of these transition service agreements expired throughout 2009 and the remainder will be completed during the first half of 2010. Refer to the Restructuring Initiatives section and Note F — Divestitures to our consolidated financial statements contained in Item 8 of this Annual Report for a description of these business divestitures.
Executive Summary
Financial Highlights and Trends
Our net sales in 2009 were $8.188 billion, which included net sales from divested businesses of $11 million, as compared to net sales of $8.050 billion in 2008, which included net sales from divested business of $69 million, an increase of $138 million, or two percent. Foreign currency fluctuations decreased our net sales by $92 million in 2009, as compared to 2008. Excluding the impact of foreign currency and net sales from divested businesses, our net sales increased $288 million, or four percent, as compared to the prior year.
Worldwide net sales in our cardiac rhythm management (CRM) group increased $123 million, or five percent in 2009, as compared to 2008. Excluding the negative impact of foreign currency, our worldwide CRM group net sales increased seven percent. This increase was driven by the continued success of our next-generation COGNIS® cardiac resynchronization therapy defibrillator (CRT-D) and our TELIGEN® implantable cardioverter defibrillator (ICD) systems, launched in the U.S., our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in 2008 and in Japan in 2009, as well as growing adoption of our ALTRUA® family of pacemaker systems, launched worldwide during 2008. In addition, worldwide net sales of our coronary stent systems increased $28 million, or two percent, on the success of our two-drug platform strategy and industry leadership for the widest range of coronary stent sizes. We are the only company in the industry to offer a two-drug platform strategy, which we believe has enabled us to maintain our leadership position in the worldwide drug-eluting stent market. Worldwide net sales from our Endoscopy business grew $63 million, or seven percent, achieving net sales of $1.006 billion in 2009, on the continued success of our biliary and hemostasis franchises. Worldwide net sales from our Urology/Women’s Health business grew $25 million, or six percent, due primarily to several successful product launches within our Women’s Health franchise during the year. Our Neuromodulation division increased worldwide net sales $40 million, or 17 percent, in 2009, as compared to 2008, as a result of the continued adoption of our Precision® Spinal Cord Stimulation system. Net sales from our Neurovascular business decreased $12 million, or three percent, in 2009, as compared to 2008, but are expected to benefit from upcoming product launches in 2010. Refer to the Business and Market Overview and Results of Operations sections for discussion of our net sales by division and region.
Our reported net loss in 2009 was $(1.025) billion, or $(0.68) per share, on approximately 1.5 billion weighted-average shares outstanding, as compared to a net loss in 2008 of $(2.036) billion, or $(1.36) per share, also on 1.5 billion weighted-average shares outstanding. Our reported results for 2009 included intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; and discrete tax items of $1.785 billion (after-tax), or $1.18 per share, consisting of:
•	$10 million ($12 million pre-tax) of intangible asset impairment charges;

•	$20 million ($21 million pre-tax), of purchased research and development charges associated with the acquisition of certain technology rights;

•	$7 million ($8 million pre-tax) of gains on the sale of non-strategic investments and other credits associated with prior period divestitures of non-strategic businesses;

•	$97 million ($130 million pre-tax) of costs associated with our 2007 Restructuring plan and Plant Network Optimization program;

•	$1.771 billion ($2.022 billion pre-tax) of net charges associated with various litigation matters; and

•	$106 million of discrete tax benefits related to certain tax positions associated with prior period acquisition-, divestiture-, litigation- and restructuring-related charges.
On February 1, 2010, we announced the settlement of three patent litigation matters with Johnson & Johnson for $1.725 billion, plus interest. We have accounted for this settlement as of December 31, 2009 in our consolidated financial statements included in Item 8 of this Annual Report. Refer to the Results of Operations section and Note L — Commitments and Contingencies to our consolidated financial statements for further information.
Our reported results for 2008 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; and discrete tax items of $2.796 billion (after-tax), or $1.87 per share, consisting of:
•	$2.613 billion, on both a pre-tax and after-tax basis, of goodwill impairment charges, associated with our 2006 acquisition of Guidant Corporation;

•	$143 million ($177 million pre-tax) of other intangible asset impairment charges;

•	a $184 million gain ($250 million pre-tax) related to the receipt of an acquisition-related milestone from Abbott Laboratories;

•	$44 million ($43 million pre-tax) of net purchased research and development charges, associated primarily with our acquisitions of Labcoat, Ltd. and CryoCor, Inc.;

•	$100 million of costs ($133 million pre-tax) associated with our 2007 Restructuring plan and Plant Network Optimization program;

•	a $131 million net gain ($170 million pre-tax), associated with the sale of certain non-strategic businesses and investments;

•	$238 million of litigation-related charges ($334 million pre-tax) resulting primarily from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson; and

•	$27 million of discrete tax benefits related to certain tax positions associated with prior period acquisition-, divestiture-, litigation-, and restructuring-related charges.
During the fourth quarter of 2008, the decline in our stock price and our market capitalization created an indication of potential impairment of our goodwill balance. Therefore, we performed an interim impairment test and recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant Corporation. The impact of economic conditions, and the related increase in volatility in the equity and credit markets, on our risk-adjusted weighted-average cost of capital, along with reductions in market demand for products in our U.S. CRM reporting unit relative to our assumptions at the time of our acquisition of Guidant, were the key factors contributing to the impairment charge. Refer to Note E — Goodwill and Other Intangible Assets to our consolidated financial statements contained in Item 8 of this Annual Report for more information.
Cash generated by operating activities was $835 million in 2009 and $1.216 billion in 2008, and continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. Our cash flows from operations in 2009 includes a $716 million payment to Johnson & Johnson related to certain patent disputes, discussed in Note L — Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report. As of December 31, 2009, we had total debt of $5.918 billion, cash and cash equivalents of $864 million and working capital of $1.039 billion. On February 1, 2010, we made a $1.000 billion litigation-related payment to Johnson & Johnson, using $800 million of cash on hand, and $200 million of borrowings under our revolving credit facility, and will pay an additional $725 million on or before January 3, 2011. During 2009, we issued $2.0 billion of senior notes and prepaid all $2.825 billion remaining under our term loan. In addition, Standard & Poor’s upgraded our credit rating to investment grade with a stable outlook. This rating improvement reflects the strength of our product portfolio, our commitment to debt reduction, our improving financial fundamentals, and the progress we are making in driving profitable sales growth. We expect to refinance the majority of our 2011 debt maturities and revolving credit facility by mid-2010.
Healthcare Reform and Current Economic Climate
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate comparative effectiveness may be significant. In addition, uncertainty remains regarding proposed significant reforms to the U.S. healthcare system, including the potential innovation tax on medical device companies.
Additionally, our results of operations could be substantially affected by global economic factors and local operating and economic conditions. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. We cannot predict to what extent global economic conditions and the increased focus on healthcare systems and costs in the U.S. and abroad may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors.
Restructuring Initiatives
We are a diversified worldwide medical device leader and hold number one or two positions in the majority of the markets in which we compete. Over the past thirty years, we have generated impressive revenue growth driven by product innovation, strategic acquisitions and robust investments in research and development. We generate strong cash flow, which has enabled us to reduce our debt obligations and further invest in our growth. On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in quality, research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio and redirect research and development and other spending toward higher payoff products in order to enhance our growth potential. These initiatives are described below.
2010 Restructuring Plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring Plan will be initiated in the first quarter of 2010 and are expected to be substantially completed by the end of 2011. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide by the end of 2011. Refer to Results of Operations and Note H — Restructuring-related Activities to our consolidated financial statements contained in Item 8 of this Annual Report for information on our restructuring-related activities and estimated costs.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Results of Operations and Note H — Restructuring-related Activities to our consolidated financial statements contained in Item 8 of this Annual Report for information on our restructuring-related activities and estimated costs.
2007 Restructuring Plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), These initiatives were designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make the investments in quality, research and development, capital improvements and our people that are essential to our long-term success. These initiatives have helped to provide better focus on our core businesses and priorities, which we believe will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. The execution of this plan enabled us to reduce research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008, and resulted in the elimination of approximately 2,300 positions worldwide. We initiated activities under the plan in the fourth quarter of 2007 and substantially completed the major activities under the plan as of December 31, 2009. Refer to Results of Operations and Note H — Restructuring-related Activities to our consolidated financial statements contained in Item 8 of this Annual Report for information on our restructuring-related activities and estimated costs.
Divestitures
During 2007, we determined that our Auditory, Vascular Surgery, Cardiac Surgery, Venous Access and Fluid Management businesses, as well as our TriVascular Endovascular Aortic Repair (EVAR) program were no longer strategic to our on-going operations. We completed the sale of these businesses in the first quarter of 2008, receiving pre-tax proceeds of approximately $1.3 billion, and eliminated 2,000 positions in connection with these divestitures. Refer to Results of Operations for more information.
During 2007, we announced our intent to monetize those investments in our portfolio determined to be non-strategic. During 2008, we entered transactions to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities, and received pre-tax proceeds for investments sold of $149 million. During 2009, we completed the sale of our non-strategic investments, and received additional proceeds of $45 million.
In connection with our 2010 Restructuring plan and strategy to reduce risk, increase operational leverage and accelerate profitable growth, we may explore opportunities to divest one or more select businesses.
Business and Market Overview
Cardiac Rhythm Management
We estimate that the worldwide CRM market, including Electrophysiology, approximated $12.6 billion in 2009, as compared to $12.2 billion in 2008. During the third quarter of 2009, results were published in the New England Journal of Medicine from the Boston Scientific sponsored MADIT-CRT clinical trial, which provide evidence that Boston Scientific’s CRT-D therapy significantly reduces the relative risk of all-cause mortality or first heart failure intervention when compared to traditional ICD therapy. These results demonstrated that early intervention with Boston Scientific’s CRT-D therapy in certain patients can slow the progression of heart failure. In addition, during the second quarter of 2009, we announced eight-year follow-up data from our MADIT II clinical study, which demonstrated that the life-saving benefits of ICD therapy improved over time. We have completed a pre-market approval filing with the U.S. Food and Drug Administration (FDA) for an expanded CRT-D indication, and believe that we can reasonably expect FDA approval by mid-2010. We believe an expanded indication would create an opportunity to strengthen the CRM market and further enhance our position within that market.
Our CRM group net sales represented approximately 31 percent of our consolidated net sales in 2009 and 2008. Our worldwide CRM group net sales increased $123 million, or five percent, in 2009, as compared to 2008. The following are the components of our worldwide CRM group net sales:

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total

ICD systems	$1,248	$544	$1,792	$1,140	$541	$1,681
Pacemaker systems	346	275	621	340	265	605

CRM products	1,594	819	2,413	1,480	806	2,286
Electrophysiology	116	33	149	116	37	153

Total CRM group	$1,710	$852	$2,562	$1,596	$843	$2,439

Our U.S. CRM group net sales increased $114 million, or seven percent, in 2009, as compared to 2008. Our U.S. net sales benefited from the continued success of our next-generation COGNIS® CRT-D and TELIGEN® ICD systems, and our ALTRUA® family of pacemaker systems, as well as marginal growth in the size of the U.S. CRM market. In 2010, we will continue to execute on our product pipeline and expect to launch our next-generation line of defibrillators in the U.S. by the end of the year, which includes new features designed to improve functionality, diagnostic capability and ease of use, and anticipate launching our next-generation INGENIO™ pacemaker system in the U.S. in the first quarter of 2011.
Our international CRM group net sales increased $9 million, or one percent, in 2009, as compared to 2008. Excluding the impact of foreign currency exchange rates, which contributed a negative $42 million to

2009 CRM group net sales as compared to the prior year, international sales of our ICD systems (including CRT-D systems) grew $31 million, or six percent, driven by the continued adoption of our COGNIS® CRT-D and TELIGEN® ICD systems. Further, our international pacemaker system net sales increased $18 million, or seven percent, excluding the impact of foreign currency exchange rates, in 2009, as compared to 2008, driven primarily by growing adoption of our ALTRUA® family of pacemakers. In the fourth quarter of 2009, we launched our COGNIS® CRT-D, TELIGEN® ICD and ALTRUA® pacemaker systems in Japan. We are targeting the completion of our international launch of these systems in early 2010. In addition, in July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have begun a phased launch in certain European countries. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. We also plan to launch our next-generation INGENIO™ pacemaker system in our EMEA region and certain Inter-Continental countries in the first quarter of 2011, and in Japan in the fourth quarter of 2011, and believe that these launches position us well within the worldwide CRM market.
Net sales from our CRM group represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM group net sales could have a significant impact on our results of operations. Recent disciplinary actions we have taken against certain of our U.S. CRM sales personnel could result in lost U.S. CRM net sales in the short term. We believe that with sustained targeted investments we can continue to grow our worldwide CRM business. However, the following variables may impact the size of the CRM market and/or our share of that market:
•	future product field actions or new physician advisories by us or our competitors;

•	the impact of market and economic conditions on average selling prices and the overall number of procedures performed;

•	our ability to successfully launch next-generation products and technology worldwide, and to effectively compete with new products available in the market;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies

•
the successful conclusion and variations in outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use and timely receipt of regulatory approvals to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	our ability to retain key members of our sales team and other key personnel, particularly following disciplinary actions taken during the year; and

•	new competitive launches.
Coronary Stents
Net sales of our coronary stent systems represented approximately 23 percent of our consolidated net sales in 2009 and 2008. We estimate that the worldwide coronary stent market approximated $5.0 billion in 2009 and 2008. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate2. Historically, uncertainty regarding the efficacy of drug-eluting stent systems, as well as the perceived risk of late stent thrombosis3 following the use of drug-eluting stent systems, contributed to a decline in the worldwide drug-eluting stent market size. However, data addressing this risk and supporting the safety of drug-eluting stent systems positively affected trends in the growth of the drug-eluting stent market throughout 2008 and 2009, as referring cardiologists regained and maintain confidence in this technology.
We are the only company in the industry to offer a two-drug platform strategy with our TAXUS® paclitaxel-eluting stent system and our everolimus product franchise, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories, and our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, which we launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012. Our product pipeline also includes the next-generation TAXUS® Element™ stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the second quarter of 2010, in the U.S. in mid-2011 and Japan in late 2011 or early 2012. Recently published data from a single-center, non-double blinded, underpowered study sponsored by one of our competitors are inconsistent with the overall body of evidence supporting our TAXUS® paclitaxel-eluting coronary stent system. However, perceptions of these data have negatively affected, and may continue to have a negative impact on, physician and patient confidence in our technology and net sales of our TAXUS® stent systems. The following are the components of our worldwide coronary stent system sales:

	Year Ended			Year Ended
	December 31, 2009			December 31, 2008
(in millions)	U.S.	International	Total	U.S.	International	Total

TAXUS®	$431	$596	$1,027	$621	$697	$1,318
PROMUS®	480	201	681	212	104	316

Drug-eluting	911	797	1,708	833	801	1,634
Bare-metal	57	114	171	88	129	217

	$968	$911	$1,879	$921	$930	$1,851

Our U.S. net sales of drug-eluting stent systems increased $78 million, or nine percent, in 2009, as compared to the prior year. Despite an increase in competition following two new market entrants during 2008, we maintained our leadership position during 2009 with an estimated 49 percent share of the U.S. drug-eluting stent market, exiting the year with an estimated 46 percent share during the fourth quarter of 2009. We believe we have maintained our position in this market due to the success of our two-drug platform strategy. The strength of our TAXUS® Liberté® stent system and the PROMUS® stent system, as well as our TAXUS® Express2® Atom™ stent system, launched in the U.S. during the fourth quarter of 2008, have combined to enable us to sustain our leadership in the U.S. drug-eluting stent market. In the second quarter of 2009, we received FDA approval for the TAXUS® Liberté® Atom™ stent system and, in July 2009, we received approval for the TAXUS® Liberté® Long stent system, further adding to our industry leadership for the widest range of coronary stent sizes. In addition, increasing penetration rates have had a positive effect on the size of the U.S. drug-eluting stent market and our net sales. Average drug-eluting stent penetration rates in the U.S. were 75 percent during 2009, exiting at 77 percent for the fourth quarter of 2009, as compared to 68 percent for 2008, with an exit rate of 73 percent. Penetration rates in the U.S. consistently increased throughout 2008 and have remained steady throughout 2009,

[2]	A measure of the mix between bare-metal and drug-eluting stents used across procedures.

[3]	Late stent thrombosis is the formation of a clot, or thrombus, within the stented area one year or more after implantation of the stent.

indicating a recovery and stabilization of the U.S. drug-eluting stent market. Partially offsetting the impact of increased penetration rates on the size of the market were reductions in average selling prices in 2009, as compared to 2008, as a result of competitive pricing pressures. We estimate that the average selling price of our drug-eluting stent systems in the U.S. decreased approximately eight percent in 2009, as compared to the prior year.
Our international drug-eluting stent system net sales decreased $4 million, or less than one percent, in 2009 as compared to 2008, but were negatively impacted by $22 million, as compared to the same period in the prior year, as a result of foreign currency exchange rates. Within our international business, net sales of our drug-eluting stent systems in Japan increased $45 million, or 20 percent, in 2009, as compared to the prior year, driven primarily by the favorable impact of foreign currency exchange rates in that region, as well as the February launch of our second-generation TAXUS® Liberté® stent system. We estimate that our share of the drug-eluting stent market in Japan was 49 percent in 2009, exiting at 44 percent, as compared to a 2008 average market share of 45 percent. Previously, our TAXUS® drug-eluting stent system was one of only two drug-eluting stent products on the market in Japan. In May 2009, however, an additional competitor entered this market, which negatively impacted our share throughout the second half of the year. In the first quarter of 2010, we received approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) for the PROMUS® stent, and subsequently launched this product in Japan. Our net sales of drug-eluting stent systems in our EMEA region decreased $42 million, or eleven percent, and net sales of these systems in our Inter-Continental region decreased $7 million, or three percent, both due primarily to the negative impact of foreign currency exchange rates and reductions in our average selling prices. In November 2009, we announced receipt of CE Mark approval to market our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, and simultaneously launched this stent system in our EMEA region and certain Inter-Continental countries. Our PROMUS® Element™ stent system incorporates a unique platinum chromium alloy offering greater radial strength and flexibility than older alloys, and provides enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. This latest product offering demonstrates our commitment to drug-eluting stent market leadership and continued innovation. Our product pipeline also includes the next-generation TAXUS® Element™ stent system, which we expect to launch in EMEA and certain Inter-Continental countries during the first half of 2010, in the U.S. in mid-2011 and Japan in late 2011 or early 2012.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position, with an estimated 39 percent market share exiting 2009. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® stent system. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. We expect that our PROMUS® ElementTM stent system, launched in our EMEA region and certain Inter-Continental countries in November 2009, will have gross profit margins more comparable to our TAXUS® stent system and will positively affect our overall gross profit and operating profit margins in these regions. However, this positive impact on our gross profit margin will be offset by the impact of recent approval and launch of the PROMUS® stent system, supplied to us by Abbott, in Japan.
Further, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. Our gross profit margin may be positively or negatively impacted in the future as a result of this adjustment process.
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in these regions extends through the end of the second quarter of 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system is sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. We expect to launch an internally developed and manufactured next-generation everolimus-eluting stent system, our PROMUS® Element™ stent system, in the U.S. and Japan in mid-2012.
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
We believe that we can sustain our leadership position within the worldwide drug-eluting stent market for a variety of reasons, including:
•	our two drug-eluting stent platform strategy, including specialty stent sizes;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V®/PROMUS® stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ and TAXUS® Element™ stent systems;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:

•	our ability to successfully launch next-generation products and technology features, including the PROMUS® Element™ and TAXUS® Element™ stent systems;

•	the impact of competitive pricing pressure on average selling prices of drug-eluting stent systems available in the market;

•	the outcomes of on-going and future clinical results involving our products, including those sponsored by our competitors, or perceived product performance of our or our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcome of intellectual property litigation;
•
changes in FDA clinical trial data and post-market surveillance requirements, as well as international regulatory requirements, and the associated impact on new product launch schedules and the cost of product approvals and compliance; and

•	physician and patient confidence in our current and next-generation technology, including drug-eluting stent technology; and

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed and average number of stents used per procedure.
During 2009, we successfully negotiated closure of several long-standing legal matters, including multiple matters with Johnson & Johnson; all outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases; and all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation in the coronary stent market. In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, we continue to be involved in patent litigation with Johnson & Johnson relating to drug eluting stent delivery systems. We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity. See Note L- Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report for a description of these legal proceedings.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures; as well as ultrasound imaging systems. Our worldwide net sales of these products decreased to $980 million in 2009, as compared to $1.028 billion in 2008, a decrease of $48 million or five percent. Our U.S. net sales represented $409 million in 2009, as compared to $461 million in the prior year, a decrease of $52 million or 11 percent. This decrease was the result of a delay in new product introductions, and competitive product launches, as well as the impact of product recalls associated with a third-party provider. Our international net sales of these products increased to $571 million in 2009, as compared to $567 million in 2008. Despite an overall decrease in our Interventional Cardiology net sales, we continue to hold a strong leadership position in the PTCA balloon catheter market with more than 50 percent share of the U.S. market, and are planning a number of additional new product launches during 2010, including the

Apex™ platinum pre-dilatation balloon catheter for improved radiopacity, the NC Quantum Apex™ post-dilatation balloon catheter and the Kinetix™ family of guidewires.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products decreased to $661 million in 2009, as compared to $684 million in 2008, a decrease of $23 million or three percent. Foreign currency exchange rates contributed a negative $10 million to our 2009 Peripheral Interventions net sales, as compared to the same period in the prior year. We believe that we are well positioned in the growing Peripheral Interventions market, due in part to the recent launches of our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. In addition, during the first quarter of 2010, we expect to receive FDA approval for an iliac indication for our Express® LD stent system. We believe that these product offerings will continue to provide positive momentum for our Peripheral Interventions business.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products increased $63 million, or seven percent, to $1.006 billion in 2009, as compared to $943 million in 2008. Our U.S. net sales of these products increased $40 million to $517 million, as compared to the same period in the prior year, and our international net sales increased $23 million, despite an $11 million negative impact from foreign currency exchange rates, to $489 million. Excluding the impact of foreign currency exchange rates, our worldwide Endoscopy net sales increased eight percent in 2009, as compared to 2008. This increase was due primarily to higher net sales within our stent franchise, due largely to the U.S. launch of the WallFlex® biliary stent system and continued commercialization of the WallFlex® esophageal stent. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we will continue the commercialization of our market-leading WallFlex® stent line; our Dreamwire™ high performance guidewire and Dreamtome™ RX cannulating sphincterotome; as well as expanded sizes of our Radial® Jaw 4 biopsy forceps.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products increased $25 million, or six percent, to $456 million in 2009. Our U.S. net sales increased $18 million during 2009, as compared to the prior year, to $353 million, and our international net sales increased $7 million, as compared to 2008, to $103 million. Excluding the impact of foreign currency exchange rates, net sales of our Urology/Women’s Health products increased $27 million, or six percent, in 2009, as compared to 2008, and were negatively impacted by a July 2009 recall related to catheters used in our Prolieve Thermodilatation® System for the treatment of benign prostatic hyperplasia. This recall had a negative impact of approximately $8 million resulting from estimated lost sales. The product issue that resulted in this recall has been corrected, and we re-launched the new catheter in November 2009. We do not expect that this recall will have a material future impact on our Urology/Women’s Health net sales. Our Women’s Health business grew approximately 19 percent in 2009, as compared to the prior year, on the strength of several new product launches, including our Solyx™ single incision sling system and our Uphold™ vaginal support system. In addition, we executed two new Women’s Health product launches during 2009 with our second-generation ProCerva® Hydro ThermAblator® (HTA) procedure set, used in the treatment of excessive uterine bleeding, as well as our new Pinnacle® posterior pelvic floor repair kit. We expect these launches to continue to drive growth in our Women’s Health business.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $285 million for 2009, as compared to $245 million for 2008, an increase of $40 million or approximately 17 percent. Our U.S. net sales of Neuromodulation products were $271 million for 2009, as compared to $234 million in the prior year. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we are initiating a trial to assess the therapeutic effectiveness and cost effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. In addition, we anticipate the launch of two new lead products during 2010. These factors, coupled with the move of our Neuromodulation business to a new state-of-the-art facility, position us well for continued growth in this market.
Neurovascular
We market a broad line of products used in treating diseases of the neurovascular system and hold leading market positions in several product markets. Our worldwide net sales of Neurovascular products decreased to $348 million in 2009, as compared to $360 million for 2008, a decrease of $12 million, or three percent, resulting primarily from new competitive launches and a delay in the launch of our next-generation products. The unfavorable impact of foreign currency exchange rates contributed a negative $4 million to our worldwide Neurovascular sales in 2009, as compared to 2008. We plan to launch a next-generation family of detachable coils, including an enhanced delivery system designed to reduce coil detachment times, in the U.S. in 2010. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, ICAD and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
Innovation
Our approach to innovation combines internally developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. We expect to continue to invest in our core franchises and are also investigating opportunities to further expand our presence in, and diversify into, areas including atrial fibrillation, underserved defibrillator populations, acute ischemic stroke, coronary artery disease, peripheral vascular disease, structural heart disease, vascular closure, hypertension, women’s health, endoluminal surgery, diabetes/obesity, endoscopic pulmonary intervention and deep brain stimulation. There can be no assurance that these technologies will achieve technological feasibility, obtain regulatory approvals or gain market acceptance. A delay in the development or approval of these technologies may adversely impact our future growth.
We have historically entered strategic alliances with both publicly traded and privately held companies. We enter these alliances to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During 2008, we monetized certain investments and alliances no longer determined to be strategic (see the Restructuring Initiatives section for more information). While we believe our remaining strategic investments are within attractive markets with an outlook for sustained growth, the full benefit of these alliances is highly dependent on the strength of the other companies’ underlying technology and ability to execute. An inability to achieve regulatory approvals and launch competitive product offerings, or litigation related to these technologies, among other factors, may prevent us from realizing the benefit of these strategic alliances. Certain of our equity investments give us the option to acquire the company in the future. Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on their size and nature.
Regulatory Compliance
In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and is processing all requests for Certificates to Foreign Governments (CFGs). In November of 2009 and January of 2010, the FDA reinspected two official action-indicated Boston Scientific sites to follow up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter have been removed. The corporate warning letter remains in place pending FDA internal administrative procedures.
During the first quarter of 2009, we acquired a third-party sterilization facility which was subject to a warning letter from the FDA. The FDA had requested documentation and explanations regarding various corrective actions related to the facility. This information was provided to the FDA and the FDA has since re-inspected the facility, issuing no observations, and subsequently removed all restrictions related to the warning letter.
Other Governmental Matters
Certain state governments have recently enacted, and the federal government has proposed, legislation aimed at increasing transparency in relationships between industry and health care professionals (HCPs). As a result, we are required by law to report many types of direct and indirect payments and other transfers of value to HCPs licensed by certain states and expect that we will have to make similar reports at the federal level in the near future. We are devoting substantial time and financial resources in order to develop and implement enhanced structure, policies, systems and processes in order to comply with these legal and regulatory requirements. Our new systems are designed to provide enhanced visibility and consistency across our businesses with respect to our interactions with health care professionals. Implementation of these policies, systems and processes, or failure to comply with these policies could have a negative impact our results of operations.
Reimbursement and Funding
Our products are purchased principally by hospitals, physicians and other healthcare providers worldwide that typically bill various third-party payors, such as governmental programs (e.g., Medicare and Medicaid), private insurance plans and managed-care programs for the healthcare services provided to their patients. Third-party payors may provide or deny coverage for certain technologies and associated procedures based on independently determined assessment criteria. Reimbursement by third-party payors for these services is based on a wide range of methodologies that may reflect the services’

assessed resource costs, clinical outcomes and economic value. These reimbursement methodologies confer different, and sometimes conflicting, levels of financial risk and incentives to HCPs and patients, and these methodologies are subject to frequent refinements. Third-party payors are also increasingly adjusting reimbursement rates and challenging the prices charged for medical products and services. There can be no assurance that our products will be automatically covered by third-party payors, that reimbursement will be available or, if available, that the third-party payors’ coverage policies will not adversely affect our ability to sell our products profitably. Accordingly, the outcome of these reimbursement decisions could have an adverse impact on our business. In addition, the current economic climate may impose further pressure on funds available for reimbursement of healthcare and on reimbursement levels.
Manufacturing and Raw Materials
We design and manufacture the majority of our products in technology centers around the world. Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific components, materials or products, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, components or products could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, our products require sterilization prior to sale and we utilize a mix of internal resources and third party vendors to perform this service. To the extent our sterilizers are unable to process our products, whether due to raw material, capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.
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
Results of Operations
Net Sales
We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. To calculate revenue growth rates that exclude the impact of currency exchange, we convert current period and prior period net sales from local currency to U.S. dollars using current period currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note P — Segment Reporting to our consolidated financial statements contained in Item 8 of this Annual Report. We exclude net sales related to divested businesses from the net sales of our reportable segments. During the first quarter of 2009, we reorganized our international structure to provide more direct sales focus in the marketplace. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business. As of December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We have reclassified previously reported segment results to be consistent with the 2009 presentation.
The following table provides our worldwide net sales by region and the relative change on an as reported and constant currency basis:

				2009 versus 2008		2008 versus 2007
				As Reported	Constant	As Reported	Constant
	Year Ended December 31,			Currency	Currency	Currency	Currency
(in millions)	2009	2008	2007	Basis	Basis	Basis	Basis

United States	$4,675	$4,487	$4,522	4%	4%	(1)%	(1)%

EMEA	1,837	1,960	1,833	(6)%	1%	7%	2%
Japan	988	861	797	15%	4%	8%	(2)%
Inter-Continental	677	673	652	1%	8%	3%	(1)%

International	3,502	3,494	3,282	0%	3%	6%	0%

Subtotal	8,177	7,981	7,804	2%	4%	2%	0%

Divested businesses	11	69	553	N/A	N/A	N/A	N/A

Worldwide	$8,188	$8,050	$8,357	2%	3%	(4)%	(6)%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis. During the first quarter of 2009, we combined our Peripheral Embolization business, previously a component of our Neurovascular division, with our Peripheral Interventions business. We have reclassified previously reported 2008 and 2007 results to be consistent with the 2009 presentation.

				2009 versus 2008		2008 versus 2007
				As Reported	Constant	As Reported	Constant
				Currency	Currency	Currency	Currency
(in millions)	2009	2008	2007	Basis	Basis	Basis	Basis

Cardiac Rhythm Management	$2,413	$2,286	$2,124	6%	7%	8%	5%
Electrophysiology	149	153	147	(2)%	(1)%	4%	2%

Cardiac Rhythm Management Group	2,562	2,439	2,271	5%	7%	7%	5%

Interventional Cardiology	2,859	2,879	3,016	(1)%	0%	(5)%	(7)%
Peripheral Interventions	661	684	692	(3)%	(2)%	(1)%	(5)%

Cardiovascular Group	3,520	3,563	3,708	(1)%	0%	(4)%	(7)%

Neurovascular	348	360	352	(3)%	(2)%	2%	(3)%

Endoscopy	1,006	943	866	7%	8%	9%	6%
Urology/Women’s Health	456	431	403	6%	6%	7%	6%

Endosurgery Group	1,462	1,374	1,269	6	7%	8%	6%

Neuromodulation	285	245	204	17%	17%	20%	20%

Subtotal	8,177	7,981	7,804	2%	4%	2%	—%

Divested businesses	11	69	553	N/A	N/A	N/A	N/A

Worldwide	$8,188	$8,050	$8,357	2%	3%	(4)%	(6)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	2009 Net Sales as compared to 2008
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
in millions	Basis	Basis	Currency

Cardiac Rhythm Management	$127	$168	$(41)
Electrophysiology	(4)	(3)	(1)

Cardiac Rhythm Management Group	123	165	(42)

Interventional Cardiology	(20)	2	(22)
Peripheral Interventions	(23)	(13)	(10)

Cardiovascular Group	(43)	(11)	(32)

Neurovascular	(12)	(8)	(4)

Endoscopy	63	74	(11)
Urology/Women’s Health	25	27	(2)

Endosurgery Group	88	101	(13)

Neuromodulation	40	41	(1)

Subtotal	196	288	(92)

Divested Businesses	(58)	(58)	0

Worldwide	$138	$230	$(92)

	2008 Net Sales as compared to 2007
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
in millions	Basis	Basis	Currency

Cardiac Rhythm Management	$162	$114	$48
Electrophysiology	6	3	3

Cardiac Rhythm Management Group	168	117	51

Interventional Cardiology	(137)	(219)	82
Peripheral Interventions	(8)	(33)	25

Cardiovascular Group	(145)	(252)	107

Neurovascular	8	(8)	16

Endoscopy	77	49	28
Urology/Women’s Health	28	23	5

Endosurgery Group	105	72	33

Neuromodulation	41	40	1

Subtotal	177	(31)	208

Divested Businesses	(484)	(489)	5

Worldwide	$(307)	$(520)	$213

U.S. Net Sales
During 2009, our U.S. net sales, excluding net sales from divested businesses, increased $188 million, or four percent, as compared to 2008. The increase was driven primarily by an increase in U.S. CRM group sales of $114 million and an increase of $47 million in U.S. sales of our coronary stent systems. In addition, U.S. sales in our Endosurgery group grew $58 million in 2009, as compared to the prior year, and our Neuromodulation division increased U.S. net sales $37 million. These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $52 million and a decrease of $16 million in Peripheral Interventions U.S. net sales in 2009, as compared to the prior year. Refer to the Business and Market Overview section for a more detailed discussion of our net sales by U.S. division.
During 2008, our U.S. net sales, excluding net sales from divested businesses, decreased $35 million, or one percent, as compared to 2007. The decrease was due primarily to a decrease in Cardiovascular division sales of $222 million, driven primarily by declines in sales of our drug-eluting stent systems as a result of increased competition. Partially offsetting this decrease was an increase in CRM product sales of $109 million, as a result of numerous successful product launches during 2008. In addition, U.S. sales in our Endosurgery division grew $43 million in 2008, as compared to 2007, driven by strength in our biliary and hemostasis franchises, and our Neuromodulation division increased sales by $36 million, due to market growth and continued physician adoption of our Precision Plus™ spinal cord stimulation technology.
International Net Sales
During 2009, our international net sales, excluding net sales from divested businesses, increased $8 million, or less than one percent, as compared to 2008. Foreign currency exchange rates contributed a negative $92 million to our international net sales, excluding divested businesses, as compared to the prior year. Excluding the impact of foreign currency exchange rates and net sales from divested businesses, net sales in our EMEA region increased $11 million, or one percent, in 2009, as compared the prior year. Our net sales in Japan increased $37 million, or four percent, excluding the impact of foreign currency exchange rates and net sales from divested businesses, in 2009, as compared to 2008, due primarily to an increase in coronary stent system sales following the launch of our second-generation TAXUS® Liberté® stent system in that region. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates and net sales from divested businesses, increased $52 million, or eight percent, in 2009, as compared to the prior year, with the majority of our divisions and franchises contributing to the year over year growth. Refer to the Business and Market Overview section for a more detailed discussion of our net sales by division.
During 2008, our international net sales, excluding net sales from divested businesses, increased $212 million, or six percent, as compared to 2007. The increase was attributable primarily to the favorable impact of currency exchange rates, which contributed $208 million to our international net sales, excluding sales from divested businesses. Within our international business, sales in our Cardiovascular division increased $77 million and CRM product sales increased $53 million. In addition, sales in our Endosurgery franchises increased $63 million in 2008, as compared to 2007.
Gross Profit
Our gross profit was $5.612 billion in 2009, $5.581 billion in 2008, and $6.015 billion in 2007. As a percentage of net sales, our gross profit decreased to 68.5 percent in 2009, as compared to 69.3 percent in 2008 and 72.0 percent in 2007. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended
	December 31,
	2009	2008

Gross profit — prior year	69.3%	72.0%
Impact of shift in TAXUS®/ PROMUS® sales mix	(1.4)%	(2.3)%
All other shifts in product sales mix		(0.2)%
Net impact of foreign currency	0.9%	(0.5)%
Impact of higher inventory charges		(0.4)%
Impact of lower Project Horizon spend		0.7%
All other	(0.3)%

Gross profit — current year	68.5%	69.3%

The primary factor contributing to a shift in product sales mix toward lower margin products in 2009, as compared to 2008, and 2008, as compared to 2007, was a decrease in sales of our higher margin TAXUS® drug-eluting stent systems. The shift in sales away from TAXUS® stent systems was due primarily to increased sales of the PROMUS® stent system in the U.S., following its July 2008 approval and launch. Sales of the PROMUS® stent system represented approximately 40 percent of our worldwide drug-eluting stent system sales in 2009, 19 percent in 2008, and two percent in 2007. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than that of our TAXUS® stent system. Our gross profit margin for 2009, as compared to the prior year, was also positively impacted by 0.9 percentage points attributable to the settlement of foreign currency hedge contracts on intercompany and third party transactions. The settlement of these contracts had a negative impact on our gross profit margin of 0.5 percentage points in 2008, as compared to 2007.
In addition, our gross profit margins decreased by 0.4 percentage points in 2008, as compared to 2007, due to increases in period expenses associated with inventory charges. Inventory and manufacturing equipment obsolescence charges in 2009 were relatively flat to 2008, and included approximately $40 million of inventory write-downs and manufacturing equipment obsolescence write-offs within our CRM division, related primarily to the resolution of a product advisory that resulted in the transition to a new version of our COGNIS® CRT-D and TELIGEN® ICD system product offerings. Further, our gross profit margin in 2008 benefited from lower spending associated with Project Horizon, our corporate-wide initiative to improve and harmonize our overall quality processes and systems, which ended as a formal program as of December 31, 2007.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	2009		2008		2007
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales

Selling, general and administrative expenses	2,635	32.2	2,589	32.2	2,909	34.8
Research and development expenses	1,035	12.6	1,006	12.5	1,091	13.1
Royalty expense	191	2.3	203	2.5	202	2.4
Selling, General and Administrative (SG&A) Expenses
In 2009, our SG&A expenses increased by $46 million, or two percent, as compared to 2008. This increase was related primarily to the addition of direct selling expenses and head count, including expanding our global sales force and an increase in costs associated with various litigation-related matters. These increases were partially offset by a benefit from foreign currency exchange rates of approximately $22 million. As a percentage of net sales, our SG&A expenses were flat with 2008.
In 2008, our SG&A expenses decreased by $320 million, or 11 percent, as compared to 2007. The decrease in our SG&A expenses related primarily to lower head count and spending resulting from our 2007 Restructuring plan, as well as a reduction of $160 million attributable to our first quarter 2008 divestiture of certain non-strategic businesses. Refer to the Restructuring Initiatives section for more discussion of these initiatives.
Research and Development (R&D) Expenses
Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In 2009, our R&D expenses increased $29 million, or three percent, as compared to 2008. As a percentage of net sales, our R&D expenses in 2009 were relatively flat with 2008. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that will contribute to our short- and long-term profitable sales growth.
In 2008, our R&D expenses decreased by $85 million, or eight percent, as compared to 2007. As a percentage of our net sales, R&D expenses decreased to 12.5 percent in 2008 from 13.1 percent in 2007. The decrease related primarily to lower head count and spending of $75 million resulting from our first quarter 2008 divestiture of certain non-strategic businesses.
Royalty Expense
In 2009, our royalty expense decreased $12 million, or six percent, as compared to 2008. The decrease was primarily the result of a reduction in royalty expense of $29 million attributable to the expiration of a CRM royalty agreement during the first quarter of 2009. Partially offsetting this decrease was an increase in royalty expense of $20 million as a result of an increase in sales of our drug-eluting stent systems, as well as the shift in the mix of our drug-eluting stent system sales towards the PROMUS® stent system, following its launch in the U.S. in mid-2008. The royalty rate applied to sales of the PROMUS® stent system is, on average, higher than that associated with sales of our TAXUS® stent system.
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
Amortization Expense
Our amortization expense was $511 million in 2009, as compared to $543 million in 2008, a decrease of $32 million or six percent. This decrease was due primarily to the impact of certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life during 2008, as well as the write-down of certain intangible assets to their fair values in 2009 and 2008, described in Other Intangible Asset Impairment Charges below.
Our amortization expense was $543 million in 2008, as compared to $620 million in 2007, a decrease of $77 million, or 12 percent. The decrease in our amortization expense related primarily to the disposal of $581 million of amortizable intangible assets in connection with our first quarter 2008 business divestitures, and to certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life.
Goodwill Impairment Charges
In 2008, we recorded goodwill impairment charges of $2.613 billion associated with our acquisition of Guidant Corporation. Refer to Critical Accounting Policies and Estimates and Note E -Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report for more information.
Other Intangible Asset Impairment Charges
In 2009, we recorded intangible asset impairment charges of $12 million, associated primarily with lower than anticipated market penetration of one of our Urology technology offerings. We do not believe that these impairments will have a material impact on our future operations or cash flows. Refer to Critical Accounting Policies and Estimates and Note E -Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report for more information.
In 2008, we recorded intangible asset impairment charges of $177 million, including a $131 million write-down of certain of our Peripheral Interventions-related intangible assets, and a $46 million write-down of certain Urology-related intangible assets. We do not believe that the write-down of these assets will have a material impact on future operations or cash flows. Refer to Critical Accounting Policies and Estimates and Note E -Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report for more information.

In 2007, we recorded intangible asset impairment charges of $21 million associated with our acquisition of Advanced Stent Technologies (AST), due to our decision to suspend further significant funding with respect to the Petal™ bifurcation stent. We do not expect this decision to materially impact our future operations or cash flows. Refer to Critical Accounting Policies and Estimates and Note E -Goodwill and Other Intangible Assets to our consolidated financial statements included in Item 8 of this Annual Report for more information.
Acquisition-related Milestone
In connection with Abbott’s 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of FDA approval to sell an everolimus-eluting stent in the U.S. In July 2008, Abbott received FDA approval and launched its XIENCE V® everolimus-eluting coronary stent system in the U.S., and paid us $250 million, which we recorded as a gain in the accompanying consolidated statements of operations. Under the terms of the agreement, we were also entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese MHLW to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter in 2010 and we subsequently received the milestone payment from Abbott, which we will record as a gain in our financial statements for the quarter ending March 31, 2010.
Purchased Research and Development
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Additionally, Statement No. 141(R) superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) (Topic 805) requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. During 2009, we did not consummate any material business combinations. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset.
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases. In accordance with this policy, during 2009, we recorded purchased research and development charges of $21 million in conjunction with entering certain licensing and development arrangements. Since the 2009 technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R) (Topic 805), the transactions did not qualify as business combinations.
In 2008, we recorded $43 million of purchased research and development charges, including $17 million associated with our acquisition of Labcoat, Ltd., $8 million attributable to our acquisition of CryoCor, Inc., and $18 million associated with entering certain licensing and development arrangements. The in-process research and development associated with our acquisition of Labcoat, Ltd. related to a novel technology Labcoat is developing for coating drug-eluting stents. The in-process research and development associated with CryoCor represents cryogenic technology for use in the treatment of atrial fibrillation, the most common and difficult to treat cardiac arrhythmia (abnormal heartbeat). We intend to use this technology in order to further pursue therapeutic solutions for atrial fibrillation and advance our existing CRM and Electrophysiology product lines.
In 2007, we recorded $85 million of purchased research and development, including $75 million associated with our acquisition of Remon Medical Technologies, Inc., $13 million resulting from the application of equity method accounting for one of our strategic investments, and $12 million associated with payments made for certain early-stage CRM technologies. Additionally, in June 2007, we terminated our product development agreement with Aspect Medical Systems relating to brain monitoring technology that Aspect was developing to aid the diagnosis and treatment of depression, Alzheimer’s disease and other neurological conditions. As a result, we recognized a credit to purchased research and development of approximately $15 million during 2007, representing future payments that we would have been obligated to make prior to the termination of the agreement. We do not expect the termination of the agreement to impact our future operations or cash flows materially. The in-process research and development acquired with Remon consists of a pressure-sensing system development project, which we intend to combine with our existing CRM devices. As of December 31, 2009, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect to launch devices using pressure-sensing technology in 2013 in our EMEA region and certain Inter-Continental countries, in the U.S. in 2016, and Japan in 2017, subject to regulatory approvals. We expect material net cash inflows from such products to commence in 2016, following the launch of this technology in the U.S.
Gain on Divestitures
During 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular EVAR program. Refer to the Restructuring Initiatives section and Note F — Divestitures to our consolidated financial statements included in Item 8 of this Annual Report for more information on these transactions.
Loss on Assets Held for Sale
During 2007, we recorded a $560 million loss attributable primarily to the write-down of goodwill in connection with the sale of certain of our non-strategic businesses. Refer to the Restructuring Initiatives section and Note F — Divestitures to our consolidated financial statements included in Item 8 of this Annual Report for more information on these transactions.
Restructuring
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of production lines contemplated under the 2007 Restructuring plan will continue throughout 2010; all other major activities under the plan were completed as of December 31, 2009.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million. We have recorded related costs of $407 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the plan to result in cash payments of approximately $375 million to $385 million, of which we have made payments of $330 million to date. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$205 million to $210 million
Fixed asset write-offs	$31 million
Other (1)	$65 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$18 million
Transfer costs (2)	$40 million to $45 million

$425 million to $435 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
As a result of the execution of our 2007 Restructuring plan and our divestiture-related initiatives, we reduced research and development and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million to $40 million as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions, to drive future sales growth.
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in future cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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

We recorded restructuring charges of $63 million in 2009, $78 million in 2008 and $176 million in 2007. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $67 million in 2009, $55 million in 2008, and $8 million in 2007. The following presents these costs by major type and line item within our accompanying consolidated statements of operations:
Year Ended December 31, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$13	$16	$63

Restructuring-related expenses:
Cost of products sold		$5	$8	$37			50
Selling, general and administrative expenses		10	3			1	14
Research and development expenses		3					3

		18	11	37		1	67

	$34	$18	$11	$37	$13	$17	$130

Year Ended December 31, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$10	$34	$78

Restructuring-related expenses:
Cost of products sold		$9	$4	$4			$17
Selling, general and administrative expenses		27	4				31
Research and development expenses		7					7

		$43	$8	$4			$55

	$34	$43	$8	$4	$10	$34	$133

Year Ended December 31, 2007

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$158				$8	$10	$176

Restructuring-related expenses:
Cost of products sold		$1	$1				$2
Selling, general and administrative expenses		2	2				4
Research and development expenses		2					2

		$5	$3				$8

	$158	$5	$3		$8	$10	$184

Restructuring and restructuring-related costs recorded in 2008 and 2007 relate entirely to our 2007 Restructuring plan. Costs recorded in 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$12	$18	$5	$25	$13	$17	$90
Plant Network Optimization program	22		6	12			40

	$34	$18	$11	$37	$13	$17	$130

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation — Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420 — Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record the additional termination benefits in 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which are being recorded over the service period during which eligible employees must remain employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $317 million and restructuring-related costs of $130 million since we committed to each plan. The following presents these costs by major type and by plan:

	2007	Plant
	Restructuring	Network
(in millions)	Plan	Optimization	Total

Termination benefits	$204	$22	$226
Fixed asset write-offs	31		31
Other	60		60

Total restructuring charges	295	22	$317

Retention incentives	66		66
Accelerated depreciation	16	6	22
Transfer costs	29	12	41
Other	1		1

Restructuring-related expenses	112	18	130

	$407	$40	$447

In 2009, we made cash payments of approximately $100 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits, production line transfer costs and other restructuring costs. We have made cumulative cash payments of approximately $330 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the 2007 Restructuring plan through 2010, and make future cash payments throughout 2010 using cash generated from operations. In 2009, since the inception of our Plant Network Optimization program, we have made associated cash payments of $12 million. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the Plant Network Optimization program through 2011, and make future cash payments through 2012 using cash generated from operations.
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. We estimate that the execution of this plan will result in reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed in 2011. We will reinvest a portion of the savings into customer facing and other activities to help drive future sales growth and support the business. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our R&D organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan will be initiated in early 2010 and are expected to be substantially completed by the end of 2011.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $190 million of these charges will result in future cash outlays. We expect the execution of the plan will result in the elimination of approximately

1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of Cost	Total Expected Amounts

Restructuring charges:
Termination benefits	$115 million to $125 million
Asset write-offs	$5 million
Other (1)	$35 million to $40 million

Restructuring-related expenses:
Other (2)	$25 million to $30 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs
Litigation-Related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. In 2009, we recorded litigation-related charges of $2.022 billion, associated primarily with an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. In addition, in November 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order to resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005. Further, during 2009, we recorded charges of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, and reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million. In 2008, we recorded litigation-related charges of $334 million as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson, and, in 2007, recorded litigation-related charges of $365 million, associated with this case. Each of these matters is discussed in Note L — Commitments and Contingencies to our 2009 consolidated financial statements included in Item 8 of this Annual Report.
Interest Expense
Our interest expense decreased to $407 million in 2009, as compared to $468 million in 2008. The decrease in our interest expense was a result of a decrease in our average debt levels, due to term loan prepayments during 2009. Partially offsetting these decreases were losses of $27 million associated with the early termination of interest rate contracts for which there was no longer an underlying exposure following the prepayment of our remaining term loan debt obligations, the write-off of $7 million of debt issuance costs following the prepayment of our term loan, and a slight increase in our average borrowing rate. Our average borrowing rate was 6.1 percent in 2009 and 6.0 percent in 2008. Refer to the Liquidity and Capital Resources section and Note I — Borrowings and Credit Arrangements to our consolidated financial statements contained in Item 8 of this Annual Report for information regarding our debt obligations.
Our interest expense decreased to $468 million in 2008 as compared to $570 million in 2007. The decrease in our interest expense related primarily to a decrease in our average debt levels, due to debt prepayments of $1.425 billion during the year, as well as a decrease in our average borrowing rate. Our average borrowing rate was 6.0 percent for 2008 and 6.3 percent in 2007.

Other, net
Our other, net reflected expense of $7 million in 2009, expense of $58 million in 2008, and income of $15 million in 2007. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2009	2008	2007

Interest income	$7	$47	$79
Foreign currency (losses) gains	(5)	5	17
Net gains (losses) on investments and notes receivable	3	(93)	(54)
Fair value adjustment for sharing of proceeds feature of the Abbott Laboratories stock purchase			(8)
Other expense, net	(12)	(17)	(19)

	$(7)	$(58)	$15

Other, net included interest income of $7 million in 2009, $47 million in 2008, and $79 million in 2007. Our interest income decreased in 2009, as compared to 2008, and in 2008, as compared to 2007, due primarily to lower average investment rates available in the market, as well as lower average cash balances. In addition, other, net included net gains of $3 million in 2009, and net losses of $93 million in 2008 and $54 million in 2007, associated with our investment portfolio. These gains and losses relate primarily to the sale of our non-strategic investments, described in Note G- Divestitures to our consolidated financial statements contained in Item 8 of this Annual Report.
In connection with our 2006 acquisition of Guidant Corporation and related transaction with Abbott Laboratories, Abbott was required to sell its shares of our common stock and apply a portion of the net proceeds from its sale of these shares in excess of specified amounts, if any, to reduce the principal amount of the loan granted to us from Abbott as part of the Guidant transaction. We recorded the fair value of this ‘sharing of proceeds’ feature, determined using a Monte Carlo simulation methodology, as of the acquisition date and revalued the instrument each subsequent reporting period. As a result, we recorded net expense of $8 million during 2007 to reflect a decrease in fair value resulting from changes in our stock price, among other factors. There was no fair value associated with this feature as of December 31, 2009 or 2008, and all underlying shares of our common stock have been sold by Abbott.
Tax Rate
The following provides a summary of our reported tax rate:

				Percentage
				Point Increase (Decrease)
				2009	2008
	2009	2008	2007	vs. 2008	vs. 2007
Reported tax rate	(21.6)%	0.2%	(13.0)%	(21.8)%	13.2%
Impact of certain charges	39.1%	18.9%	25.6%	20.2%	(6.7)%
In 2009, the decrease in our reported tax rate, as compared to 2008, related primarily to the impact of certain items that are taxed at different rates than our effective tax rate. In 2009, these amounts included litigation-related net charges, intangible asset impairment charges, purchased research and development and restructuring-related charges, as well as a favorable tax ruling on a divestiture-related gain recognized in a prior period. In 2008, the increase in our reported tax rate, as compared to 2007, related primarily to the impact of certain charges and gains that are taxed at different rates than our effective tax rate. These amounts related primarily to gains and losses associated with the divestiture of certain non-strategic businesses and investments, goodwill and intangible asset impairment charges, litigation-related charges, and changes in the geographic mix of our net sales.

As of December 31, 2009, we had $1.038 billion of gross unrecognized tax benefits, of which a net $885 million, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, of which a net $945 million, if recognized, would affect our effective tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. During 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest. We disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate. We also continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our US and foreign affiliates, contained in the Revenue Agent’s Report received in 2008 for Guidant’s federal tax examination covering years 2001 through 2003. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
During 2009, the Obama administration announced several legislative proposals to reform the United States tax rules, including provisions that may limit the deferral of United States income tax on our unremitted earnings, reduce or eliminate our ability to claim foreign tax credits, and eliminate various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are enacted into law, they could have a material adverse impact on our financial position and results of operations.
Liquidity and Capital Resources
The following provides a summary and description of our cash inflows (outflows) for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(in millions)	2009	2008	2007

Cash provided by operating activities	$835	$1,216	$934
Cash (used for) provided by investing activities	(793)	324	(474)
Cash used for financing activities	(820)	(1,350)	(680)
Operating Activities
Cash generated by our operating activities continues to be a major source of funds for servicing our outstanding debt obligations and investing in our growth. The decrease in our operating cash flow in 2009, as compared to 2008, is due primarily to litigation-related payments of $823 million, associated primarily with patent litigation with Johnson & Johnson. Refer to Note L — Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report for discussion of our legal proceedings. These cash outflows were partially offset by lower net tax payments of $370 million; and lower interest payments of $50 million, due to lower average debt balances, as well as improvements in working capital, particularly the strong collection of accounts receivable.
The increase in operating cash flow in 2008, as compared to 2007, is due primarily to the receipt of a $250 million milestone payment from Abbott following the July 2008 FDA approval of the XIENCE V® everolimus-eluting coronary stent system. In addition, we made lower interest payments of $129 million in 2008, as compared to 2007, due to lower average debt balances. These increases were partially offset by $187 million of payments made in 2008 towards the Guidant multi-district litigation (MDL) settlement, described in Note L.

Investing Activities
During 2009, our investing activities included $523 million of payments related to prior period acquisitions, comprised primarily of a final fixed payment of approximately $500 million related to our prior period acquisition of Advanced Bionics Corporation, described in Note D — Acquisitions to our accompanying consolidated financial statements contained in Item 8 of this Annual Report. Our investing activities in 2009 also included payments for investments in privately held companies, and acquisitions of businesses and certain technology rights of $54 million, which were offset by proceeds from the sale of investments in, and collection of notes receivable from, certain publicly traded and privately held companies, of $91 million. Further, we made capital expenditures of $312 million during 2009. We expect to incur total capital expenditures of approximately $350 million to $400 million during 2010, which includes capital expenditures to further upgrade our quality systems and information systems infrastructure, and to enhance our manufacturing capabilities to support continued growth in our business units.
During 2008, our investing activities included proceeds of approximately $1.3 billion associated with the divestiture of certain businesses, $149 million of proceeds associated with the sale of investments and collections of notes receivable. These cash inflows were partially offset by $675 million in payments related to prior period acquisitions, associated primarily with Advanced Bionics; and $39 million of net cash payments for investments in privately held companies, and acquisitions of certain technology rights. In addition, we paid $21 million, net of cash acquired, to acquire CryoCor, Inc. and $17 million, net of cash acquired, to acquire Labcoat, Ltd. Refer to Note G — Investments and Notes Receivable and Note D — Acquisitions to our consolidated financial statements contained in Item 8 of this Annual Report for more information. Further, our 2008 investing activities included capital expenditures of $362 million.
During 2007, our investing activities included $248 million of payments related to prior period acquisitions, associated primarily with Advanced Bionics; and $53 million of cash payments for investments in privately held companies, and acquisitions of certain technology rights. Further, we paid approximately $70 million, net of cash acquired, to acquire Remon Medical Technologies, Inc. We also issued approximately five million shares of our common stock valued at approximately $90 million and paid $10 million in cash, in addition to our previous investments of $40 million, to acquire the remaining interests of EndoTex Interventional Systems, Inc. These cash outflows were partially offset by $243 million of gross proceeds from the sale of several of our investments in, and collection of notes receivable from, certain privately held and publicly traded companies. Refer to Note G — Investments and Notes Receivable and Note D — Acquisitions to our consolidated financial statements contained in Item 8 of this Annual Report for more information. Further, our 2007 investing activities included capital expenditures of $363 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.
Debt
In 2009, we issued $2.0 billion of senior notes and received net proceeds of $1.972 billion. We used these proceeds, as well as cash generated from operations, to prepay all $2.825 billion remaining under our term loan. We also prepaid $1.175 billion of our term loan debt in 2008. The following is a summary of our net debt4 position as of December 31, 2009 and 2008:

[4]
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

	As of December 31,
(in millions)	2009	2008
Short-term debt	$3	$2
Long-term debt	5,915	6,743

Total debt	5,918	6,745
Less: cash and cash equivalents	864	1,641

Net debt	$5,054	$5,104

Equity
During 2009, we received $33 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $71 million in 2008 and $132 million in 2007. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
We did not repurchase any of our common stock during 2009, 2008 or 2007. Approximately 37 million shares remain under our previous share repurchase authorizations.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2009. See Note D — Acquisitions and Note I — Borrowings and Credit Arrangements to our 2009 consolidated financial statements included in Item 8 of this Annual Report for additional information regarding our acquisition and debt obligations.

	Payments Due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Litigation settlements	$1,299	750					$2,049
Long-term debt obligations		1,750			600	3,600	5,950
Operating lease obligations (1)	76	68	52	36	22	62	316
Purchase obligations (1)(2)	364	27	20	3	1	1	416
Minimum royalty obligations (1)	28	15	3	1	1	5	53
Unrecognized tax benefits	101						101
Interest payments (1)	290	292	245	245	228	1,493	2,793

	$2,158	$2,902	$320	$285	$852	$5,161	$11,678

(1)
In accordance with generally accepted accounting principles in the United States, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.

(2)	These obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business.
The table above does not reflect unrecognized tax benefits of $1.236 billion, the timing of which is uncertain. Refer to Note K— Income Taxes to our 2009 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.

Certain of our acquisitions involve the payment of contingent consideration. See Note D - Acquisitions to our 2009 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our recent acquisitions. Since it is not possible to estimate when, or even if, performance milestones will be reached, or the amount of contingent consideration payable based on future revenues, the maximum contingent consideration has not been included in the table above. Additionally, we may consider satisfying these commitments by issuing our stock or refinancing the commitments with cash, including cash obtained through the sale of our stock.
Certain of our equity investments give us the option to acquire the company in the future. Since it is not possible to estimate when, or even if, we will exercise our option to acquire these companies, we have not included these future potential payments in the table above.
During the first quarter of 2010, we reached an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. We paid $1.000 billion, consisting of $800 million of cash on hand and $200 million borrowed from our revolving credit facility, during the first quarter of 2010 and will satisfy the remaining obligation on or before January 3, 2011. In addition, during the first half of 2011, $1.750 billion of our outstanding debt obligations, as well as our revolving credit facility, will mature. We expect to refinance the majority of our 2011 debt maturities and revolving credit facility by mid-2010.
As of December 31, 2009, we had outstanding letters of credit of $123 million, as compared to $819 million as of December 31, 2008, which consisted primarily of bank guarantees and collateral for workers’ compensation programs. The decrease is due primarily to the payment of $716 million to Johnson & Johnson during 2009 and the termination of an associated letter of credit. In February 2010, we posted a $745 million letter of credit under our $1.750 billion revolving credit facility as collateral for the future Johnson and Johnson obligation discussed above, which reduces availability under the facility by the same amount. See Note L — Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report for a description of these legal proceedings. As of December 31, 2009, none of the beneficiaries had drawn upon the letters of credit or guarantees, and, as of December 31, 2009 and 2008, we had accrued the Johnson & Johnson obligations in our consolidated financial statements. Accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2009 or 2008. We believe we will generate sufficient cash from operations to fund these payments without drawing on the letters of credit. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. As of December 31, 2009, we had $54 million of letters of credit outstanding under our revolving credit facility. There were no other amounts borrowed under these facilities as of December 31, 2009 or December 31, 2008.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). We describe these accounting polices in Note A—Significant Accounting Policies to our 2009 consolidated financial statements included in Item 8 of this Annual Report.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates.

We consider estimates to be critical if (i) we are required to make assumptions about material matters that are uncertain at the time of estimation or if (ii) materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas requiring management’s judgment that we consider critical:
Revenue Recognition
We generate revenue primarily from the sale of single-use medical devices, and present revenue net of sales taxes in our consolidated statements of operations. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists or we are required to provide additional services. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For our other transactions, we recognize revenue when our products are delivered and risk of loss transfers to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance, and provided we can form an estimate for sales returns. For multiple-element arrangements where the sale of devices is combined with future service obligations, as with our LATITUDE® Patient Management System, we defer revenue on the undelivered element based on verifiable objective evidence of fair value and using the residual method of allocation, and recognize the associated revenue over the related service period.
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
Warranty Obligations
We estimate the costs that we may incur under our warranty programs based on historical experience. We record a liability equal to the costs to repair or otherwise satisfy the claim as cost of products sold at the time the product sale occurs. Factors that affect our warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust the amounts as necessary.
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
Valuation of Business Combinations
We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets and purchased research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets and purchased research and development on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, amounts for purchased research and development, and intangible asset amortization expense in current and future periods.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations). Pursuant to the guidance in Statement No. 141(R) (Topic 805), in those circumstances where an acquisition involves contingent consideration, we would recognize a liability equal to the fair value of the contingent payment at the acquisition date. For acquisitions consummated prior to January 1, 2009, we will continue to record contingent consideration as an additional element of cost of the acquired entity when the contingency is resolved and consideration is issued or becomes issuable.
Purchased Research and Development
Our purchased research and development represents the value of acquired in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Through December 31, 2008 we expensed the value attributable to these in-process projects at the time of the acquisition in accordance with accounting standards effective through that date. As discussed above, as of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) also superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) (Topic 805) requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. During 2009, we did not consummate any material business combinations. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset.
In addition, we record certain costs associated with strategic alliances as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases.
We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects acquired in connection with our recent acquisitions, we used risk-adjusted discount rates of 34 percent in 2008 and 19 percent in 2007 to discount our projected cash flows. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. However, if the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole.
Impairment of Intangible Assets
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified. To test our indefinite-lived intangible assets for impairment, we calculate the fair value of these assets and compare the calculated fair values to the respective carrying values. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. See Note E — Goodwill and Other Intangible Assets for more information related to impairment of intangible assets during 2009, 2008 and 2007.
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
Goodwill Impairment
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (formerly FASB Statement No. 142, Goodwill and Other Intangible Assets). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2009 annual impairment assessment, we identified our reporting units to be our six U.S. operating segments, which in aggregate make up the U.S. reportable segment, and our four international operating segments. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2009, 2008 and 2007, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant risk-adjusted weighted-average costs of capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.
During the fourth quarter of 2008, the decline in our stock price and our market capitalization created an indication of potential impairment of our goodwill balance. Therefore, we performed an interim impairment test and recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant Corporation. As a result of economic conditions and the related increase in volatility in the equity and credit markets, which became more pronounced starting in the fourth quarter of 2008, our estimated risk-adjusted WACC increased 150 basis points from 9.5 percent during our 2008 second quarter annual goodwill impairment assessment to 11.0 percent during our 2008 fourth quarter interim impairment assessment. This change, along with reductions in market demand for products in our U.S. CRM reporting unit relative to our assumptions at the time of the Guidant acquisition, were the key factors contributing to the impairment charge. Our estimated market participant WACC decreased 50 basis points from 11.0 percent during our 2008 fourth quarter interim impairment assessment to 10.5 percent during our 2009 second quarter annual goodwill impairment assessment, and our other significant assumptions remained largely consistent. Our 2009 goodwill impairment test did not identify any reporting units whose carrying values exceeded implied fair values.
The majority of our reporting units do not have a material amount of goodwill that is at risk of failing a future impairment test. While we do not believe there are indicators of impairment as of December 31, 2009 to necessitate the performance of an interim impairment test, we have considered current and future expected economic conditions as of year end and, as a result, we have identified two reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM group and EMEA region, each to which we have allocated a significant portion of the goodwill associated with our 2006 acquisition of Guidant Corporation. The aggregate amount of goodwill allocated to these reporting units was approximately $7.4 billion as of December 31, 2009. For each of these reporting units, the level of excess fair value over carrying value exceeded 25 percent as of our second quarter 2009 impairment assessment.
Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. The key variables that drive the fair value of our reporting units are estimated revenue growth rates and discount rate assumptions. Future events that could have a negative effect on the fair value of the reporting units include, but are not limited to:
•	decreases in estimated market sizes due to pricing pressures and the underlying health of local economies;

•	declines in our market share and penetration assumptions due to increased competition, an inability to launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	negative developments in current and future intellectual property litigation that may impact our ability to market certain products;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of future research and development efforts;

•	legislative and administrative reforms, which may impact the healthcare industry, and could negatively impact our future selling prices, operating costs and taxes we may be obligated to pay; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets.
Changes in one or more of the factors outlined above could present a situation whereby it may be reasonably likely that an impairment may occur over the next twelve months in our U.S. CRM and EMEA reporting units.
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
We had net deferred tax liabilities of $1.281 billion as of December 31, 2009 and $1.351 billion as of December 31, 2008. Gross deferred tax liabilities of $2.445 billion as of December 31, 2009 and $2.696 billion as of December 31, 2008 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.164 billion as of December 31, 2009 and $1.345 billion as of December 31, 2008 relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance and the extent of our deferred tax liabilities, we believe we will recover substantially all of these assets. As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, (codified within ASC Topic 805) which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $9.355 billion as of December 31, 2009 and $9.327 billion as of December 31, 2008.
We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, we can make no assurance that the final outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.
Legal, Product Liability Costs and Securities Claims
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties, and administrative remedies. We are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies (formerly FASB Statement No. 5, Accounting for Contingencies), we accrue anticipated costs of settlement, damages losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value, and capitalize these amounts as assets if the license will provide an on-going future benefit. See Note L — Commitments and Contingencies to our consolidated financial statements contained in Item 8 of this Annual Report for discussion of our individual material legal proceedings.

New Accounting Standards
Standards Implemented
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC Topic 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification™ (ASC) as the single source of authoritative U.S. GAAP. The Codification™ supersedes all previous non-SEC accounting and reporting standards. We adopted Statement No. 168 for our third quarter ended September 30, 2009 and have conformed all references to accounting literature in this Annual Report to the appropriate reference within the Codification™. All new authoritative guidance is issued in the form of ASC Updates. We have provided dual-referencing for those standards that we adopted prior to the issuance of the Codification™. The adoption of this standard did not have any impact on our financial position or results of operations.
Statement No. 165 (codified within ASC Topic 855)
In May 2009, the FASB issued Statement No. 165, Subsequent Events (codified within ASC Topic 855, Subsequent Events), which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. We adopted Statement No. 165 for our second quarter ended June 30, 2009. Its adoption did not impact our results of operations or financial condition. Refer to Note A — Significant Accounting Policies to our consolidated financial statements contained in Item 8 of this Annual Report for more information regarding our evaluation of subsequent events.
Statement No. 161 (codified within ASC Topic 815)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (codified within ASC Topic 815, Derivatives and Hedging), which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance. We adopted Statement No. 161 as of our first quarter ended March 31, 2009. Refer to Note C — Fair Value Measurements contained in Item 8 of this Annual Report for more information.
Statement No. 141(R) (codified within ASC Topic 805)
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires, for acquisitions involving contingent consideration, the recognition of a liability equal to the expected fair value of future contingent payments at the acquisition date. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Further, Statement No. 141(R) requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. We were required to adopt all other provisions of Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. We did not consummate any material business combinations during 2009.
New Standards to be Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple deliverable revenue arrangements. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations or financial position.
ASC Update No. 2009-17
In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amends Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We are required to adopt Update No. 2009-17 for our first quarter ending March 31, 2010. We do not believe the adoption of Update No. 2009-17 will have a significant impact on our future results of operations or financial position.
Additional Information
Rule 10b5-1 Trading Plans
Periodically, certain of our executive officers adopt written stock trading plans in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934 and our own Stock Trading Policy. A Rule 10b5-1 Trading Plan is a written document that pre-establishes the amounts, prices and dates (or formula(s) for determining the amounts, prices and dates) of future purchases or sales of our stock, including the exercise and sale of stock options, and is entered into at a time when the person is not in possession of material non-public information about the company.
On August 18, 2009, William H. Kucheman, our Executive Vice President and President, Cardiology, Rhythm and Vascular Group entered into a Rule 10b5-1 Trading Plan. Mr. Kucheman’s plan covers the sale of 17,668 shares of our stock to be acquired upon the exercise of 6,000 stock options expiring on July 25, 2010 and 11,668 stock options expiring on December 6, 2010. Transactions under Mr. Kucheman’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or August 31, 2010, whichever is earlier. On August 20, 2009, 11,668 stock options were exercised and sold in accordance with the plan at the pre-established stock price threshold.
On February 16, 2010, Kenneth J. Pucel, our Executive Vice President, Global Operations, entered into a Rule 10b5-1 Trading Plan. Mr. Pucel’s plan covers the sale of 5,000 shares of our stock to be acquired upon the exercise of 5,000 stock options expiring on July 25, 2010. Transactions under Mr. Pucel’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or July 26, 2010, whichever is earlier. Any transaction under Mr. Pucel’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission.

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
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ J. Raymond Elliott J. Raymond Elliott	/s/ Sam R. Leno Sam R. Leno
President and Chief Executive Officer	Executive Vice President — Finance & Information Systems and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation
We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Boston Scientific Corporation and our report dated February 25, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 25, 2010

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.742 billion as of December 31, 2009 and $4.396 billion as of December 31, 2008. We recorded $56 million of other assets and $110 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2009, as compared to $132 million of other assets and $195 million of other liabilities as of December 31, 2008. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $271 million as of December 31, 2009 and $315 million as of December 31, 2008. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $331 million as of December 31, 2009 and by $385 million as of December 31, 2008. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We have historically used interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had no interest rate derivative instruments outstanding as of December 31, 2009, as compared to the notional amount of $4.900 billion outstanding as of December 31, 2008. These interest rate derivative instruments fixed the interest rate on our expected LIBOR-indexed floating-rate loans. During 2009, these interest rate derivative instruments either matured as scheduled or were terminated in connection with the prepayment of our bank term loan. We recognized $27 million of interest expense related to early termination of these interest rate contracts during 2009. We recorded $46 million of other liabilities to recognize the fair value of our interest rate derivative instruments as of December 31, 2008. A one-percentage point increase in interest rates would have increased the derivative instruments’ fair value by $32 million as of December 31, 2008. A one-percentage point decrease in interest rates would have decreased the derivative instruments’ fair value by $35 million as of December 31, 2008. As of December 31, 2009, $5.917 billion of our outstanding debt obligations was at fixed interest rates, representing nearly 100 percent of our total debt.
See Note C — Fair Value Measurements to our consolidated financial statements contained in Item 8 of this Annual Report for detailed information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation
We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 25, 2010

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
(in millions, except per share data)	2009	2008	2007

Net sales	$8,188	$8,050	$8,357
Cost of products sold	2,576	2,469	2,342

Gross profit	5,612	5,581	6,015

Operating expenses:
Selling, general and administrative expenses	2,635	2,589	2,909
Research and development expenses	1,035	1,006	1,091
Royalty expense	191	203	202
Loss on program termination	16
Amortization expense	511	543	620
Goodwill impairment charges		2,613
Other intangible asset impairment charges	12	177	21
Purchased research and development	21	43	85
Acquisition-related milestone		(250)
Gain on divestitures		(250)
Loss on assets held for sale			560
Restructuring charges	63	78	176
Litigation-related net charges	2,022	334	365

	6,506	7,086	6,029

Operating loss	(894)	(1,505)	(14)

Other income (expense):
Interest expense	(407)	(468)	(570)
Other, net	(7)	(58)	15

Loss before income taxes	(1,308)	(2,031)	(569)
Income tax (benefit) expense	(283)	5	(74)

Net loss	$(1,025)	$(2,036)	$(495)

Net loss per common share
Basic	$(0.68)	$(1.36)	$(0.33)
Assuming dilution	$(0.68)	$(1.36)	$(0.33)

Weighted-average shares outstanding:
Basic	1,507.9	1,498.5	1,486.9
Assuming dilution	1,507.9	1,498.5	1,486.9
(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
in millions, except share data	2009	2008

ASSETS

Current assets:
Cash and cash equivalents	$864	$1,641
Trade accounts receivable, net	1,375	1,402
Inventories	920	853
Deferred income taxes	572	911
Prepaid expenses and other current assets	330	645

Total current assets	4,061	5,452

Property, plant and equipment, net	1,728	1,728
Goodwill	12,404	12,421
Other intangible assets, net	6,731	7,244
Other long-term assets	253	294

TOTAL ASSETS	$25,177	$27,139

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$3	$2
Accounts payable	212	239
Accrued expenses	2,609	2,612
Other current liabilities	198	380

Total current liabilities	3,022	3,233

Long-term debt	5,915	6,743
Deferred income taxes	1,875	2,262
Other long-term liabilities	2,064	1,727

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value — authorized 50,000,000 shares; none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares; issued 1,510,753,934 shares as of December 31, 2009 and 1,501,635,679 shares as of December 31, 2008	15	15
Additional paid-in capital	16,086	15,944
Accumulated deficit	(3,757)	(2,732)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustment	8	(13)
Unrealized loss on derivative financial instruments	(37)	(26)
Unrealized costs associated with certain retirement plans	(14)	(14)

Total stockholders’ equity	12,301	13,174

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,177	$27,139

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share data)

								Accumulated
								Other	Comprehensive
	Common Stock		Additional	Deferred Cost, ESOP			Accumulated	Comprehensive	Income
	Shares Issued	Par Value	Paid-In Capital	Shares	Amount	Treasury Stock	Deficit	Income (Loss)	(Loss)

Balance as of January 1, 2007	1,486,403,445	$15	$15,792	2,557,303	$(58)	$(334)	$(174)	$57
Comprehensive income
Net loss							(495)		$(495)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment								38	38
Net change in derivative financial instruments								(91)	(91)
Net change in certain retirement amounts								5	5
Cumulative effect adjustment for adoption of Interpretation No. 48							(26)
Common stock issued for acquisitions			(52)			142
Impact of stock-based compensation plans, net of tax	4,831,466		61			192
401 (k) ESOP transactions			(13)	(1,605,737)	36
Other							2

Balance as of December 31, 2007	1,491,234,911	$15	$15,788	951,566	$(22)	$—	$(693)	$9	$(543)
Comprehensive income
Net loss							(2,036)		(2,036)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment								(67)	(67)
Net change in available-for-sale investments								(16)	(16)
Net change in derivative financial instruments								33	33
Net change in certain retirement amounts								(12)	(12)
Impact of stock-based compensation plans, net of tax	10,400,768		166
401 (k) ESOP transactions			(10)	(951,566)	22
Other							(3)

Balance as of December 31, 2008	1,501,635,679	$15	$15,944	—	$—		$(2,732)	$(53)	$(2,098)
Comprehensive income
Net loss							(1,025)		(1,025)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment								21	21
Net change in derivative financial instruments								(11)	(11)
Impact of stock-based compensation plans, net of tax	9,118,255		142

Balance as of December 31, 2009	1,510,753,934	$15	$16,086				$(3,757)	$(43)	$(1,015)

(See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
in millions	2009	2008	2007

Operating Activities
Net loss	$(1,025)	$(2,036)	$(495)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	834	864	918
Deferred income taxes	(64)	(334)	(386)
Stock-based compensation expense	144	138	122
Goodwill impairment charges		2,613
Other intangible asset impairment charges	12	177	21
Net (gains) losses on investments and notes recievable	(9)	78	54
Purchased research and development	21	43	85
Other non-cash acquistion- and divestiture-related (credits) charges		(250)	568

Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions and divestitures:
Accounts receivable, net	1	96	(72)
Inventories	(92)	(120)	(30)
Other assets	276	(21)	(43)
Accounts payable and accrued expenses	462	392	45
Other liabilities	278	(416)	125
Other, net	(3)	(8)	22

Cash provided by operating activities	835	1,216	934

Investing Activities
Property, plant and equipment
Purchases	(312)	(362)	(363)
Proceeds on disposals	5	2	30
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(4)	(21)	(13)
Payments relating to prior period acquisitions	(523)	(675)	(248)
Other investing activity
Proceeds from business divestitures		1,287
Payments for investments in and acquisitions of certain technologies	(50)	(56)	(123)
Proceeds from sales of investments and collections of notes receivable	91	149	243

Cash (used for) provided by investing activities	(793)	324	(474)

Financing Activities
Debt
Payments on notes payable, capital leases and long-term borrowings	(2,825)	(1,175)	(1,000)
Proceeds from long-term borrowings, net of debt issuance costs	1,972
Net (payments on) proceeds from borrowings on credit and security facilities		(250)	246
Equity
Proceeds from issuances of shares of common stock	33	71	132
Payments related to issuance of shares of common stock to Abbott Laboratories			(60)
Excess tax benefit relating to stock options		4	2

Cash used for financing activities	(820)	(1,350)	(680)

Effect of foreign exchange rates on cash	1	(1)	4

Net (decrease) increase in cash and cash equivalents	(777)	189	(216)
Cash and cash equivalents at beginning of year	1,641	1,452	1,668

Cash and cash equivalents at end of year	$864	$1,641	$1,452

(See notes to the consolidated financial statements)

	Year Ended December 31,
	2009	2008	2007

SUPPLEMENTAL INFORMATION:

Cash paid for income taxes, net of tax refunds	$46	$416	$475
Cash paid for interest	364	414	543

Non-cash investing activities:
Stock and stock equivalents issued for acquisitions			$90

Non-cash financing activities:
Capital lease arrangements			$31
(See notes to the consolidated financial statements)

Note A—Significant Accounting Policies
Principles of Consolidation
Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries. Through December 31, 2009, we assessed the terms of our investment interests to determine if any of our investees met the definition of a variable interest entity (VIE) in accordance with accounting standards effective through that date, and would have consolidated any VIEs in which we were the primary beneficiary. Our evaluation considered both qualitative and quantitative factors and various assumptions, including expected losses and residual returns. As of December 31, 2009 and 2008, based on these assessments, we did not consolidate any VIEs. In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification™ (ASC) Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We are required to adopt Update No. 2009-17 for our first quarter ending March 31, 2010. We do not believe the adoption of Update No. 2009-17 will have a significant impact on our future results of operations or financial position.
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a variable interest entity in which we are the primary beneficiary. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. We account for investments in entities over which we do not have the ability to exercise significant influence under the cost method of accounting.
In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. Our operating results for the year ended December 31, 2008 include the results of these businesses through the date of separation. Our operating results for the year ended December 31, 2007 include a full year of results of these businesses. Refer to Note F — Divestitures for a description of these business divestitures.
Basis of Presentation
The accompanying consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Article 10 of Regulation S-X.
Subsequent Events
We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. On February 1, 2010, we announced the settlement of three patent litigation matters with Johnson & Johnson for $1.725 billion, plus interest. This subsequent event provided additional evidence about conditions that existed as of the date of the balance sheet in our accompanying consolidated financial statements, including the estimates inherent in the process of preparing financial statements and is, therefore, a ‘recognized subsequent event,’ as defined by FASB ASC Topic 855, Subsequent Events. Accordingly, we have recorded an additional litigation-related charge of $1.499 billion in 2009 in our accompanying consolidated statements of operations, and increased our associated litigation-related reserves in our accompanying consolidated balance sheets as of December 31, 2009. We paid $1.000 billion, consisting of $800 million of cash on hand and $200 million borrowed from our revolving credit facility, during the first quarter of 2010 and will satisfy the remaining obligation on or before January 3, 2011. We posted a $745 million letter of credit under our revolving credit facility as collateral for the remaining payment, which reduces availability under the facility by the same amount. We intend to fund the remaining payment with cash generated from operations. In addition, during the first half of 2011, $1.750 billion of our outstanding debt obligations, as well as our revolving credit facility, will mature. We expect to refinance the majority of our 2011 debt maturities and revolving credit facility by mid-2010. Refer to Note L — Commitments and Contingencies and Note I-Borrowings and Credit Arrangements for more information regarding this settlement and our debt obligations.
Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note H — Restructuring-related Activities, Note I — Borrowings and Credit Arrangements, and Note L — Commitments and Contingencies for more information. We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note P — Segment Reporting for further details.
Accounting Estimates
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent assets and liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates.
Cash and Cash Equivalents
We record cash and cash equivalents in our consolidated balance sheets at cost, which approximates fair value. We consider all highly liquid investments purchased with a remaining maturity of three months or less at the time of acquisition to be cash equivalents.
We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We record held-to-maturity securities at amortized cost and adjust for amortization of premiums and accretion of discounts to maturity. We classify investments in debt securities or equity securities that have a readily determinable fair value that we purchase and hold principally for selling them in the near term as trading securities. All of our cash investments as of December 31, 2009 and 2008 had maturity dates at date of purchase of less than three months and, accordingly, we have classified them as cash and cash equivalents in our accompanying consolidated balance sheets.
Concentrations of Credit Risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, derivative financial instrument contracts and accounts and notes receivable. Our investment policy limits exposure to concentrations of credit risk and changes in market conditions. Counterparties to financial instruments expose us to credit-related losses in the event of nonperformance. We transact our financial instruments with a diversified group of major financial institutions and actively monitor outstanding positions to limit our credit exposure.
We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors’ offices and other private and governmental institutions and generally do not require collateral. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2009, 2008 or 2007.
Revenue Recognition
We generate revenue primarily from the sale of single-use medical devices, and present revenue net of sales taxes in our consolidated statements of operations. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists or we are required to provide additional services. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For our other transactions, we recognize revenue when our products are delivered and risk of loss transfers to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance, and provided we can form an estimate for sales returns. For multiple-element arrangements, where the sale of devices is combined with future service obligations, as with our LATITUDE® Patient Management System, we defer revenue on the undelivered element based on verifiable objective evidence of fair value and using the residual method of allocation, and recognize the associated revenue over the related service period.
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
Warranty Obligations
We estimate the costs that we may incur under our warranty programs based on historical experience. We record a liability equal to the costs to repair or otherwise satisfy the claim as cost of products sold at the time the product sale occurs. Factors that affect our warranty liability include the number of units sold, the historical and anticipated rates of warranty claims and the cost per claim. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust the amounts as necessary. Changes in our product warranty obligations during 2009 and 2008 consisted of the following (in millions):

	Year Ended December 31,
	2009	2008

Beginning balance	$62	$66
Provision	29	35
Settlements/ reversals	(36)	(39)

Ending balance	$55	$62

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
Property, Plant and Equipment
We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to seven year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $323 million in 2009, $321 million in 2008, and $298 million in 2007.
Valuation of Business Combinations
We record intangible assets acquired in business combinations under the purchase method of accounting. We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets and purchased research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets and purchased research and development on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated cash flows and discount rates, and alternative estimated useful life assumptions could result in different purchase price allocations, amounts for purchased research and development, and intangible asset amortization expense in current and future periods.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations). Pursuant to the guidance in Statement No. 141(R) (Topic 805), in those circumstances where an acquisition involves contingent consideration, we would recognize a liability equal to the fair value of the contingent payment at the acquisition date. For acquisitions consummated prior to January 1, 2009, we will continue to record contingent consideration as an additional element of cost of the acquired entity when the contingency is resolved and consideration is issued or becomes issuable.

Purchased Research and Development
Our purchased research and development represents the value of acquired in-process projects that have not yet reached technological feasibility and have no alternative future uses as of the date of acquisition. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Through December 31, 2008 we expensed the value attributable to these in-process projects at the time of the acquisition in accordance with accounting standards effective through that date. As discussed above, as of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) also superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) (Topic 805) requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. During 2009, we did not consummate any material business combinations. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset.
In addition, we record certain costs associated with strategic alliances as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases.
We use the income approach to determine the fair values of our purchased research and development. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected introduction date; and the estimated useful life of the technology. We base the discount rate used to arrive at a present value as of the date of acquisition on the time value of money and medical technology investment risk factors. For the in-process projects acquired in connection with our recent acquisitions, we used risk-adjusted discount rates of 34 percent in 2008 and 19 percent in 2007 to discount our projected cash flows. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. However, if the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole.
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
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. Conditions that may indicate impairment include, but are not limited to, a significant adverse change in legal factors or business climate that could affect the value of an asset, a product recall, or an adverse action or assessment by a regulator. If an impairment indicator exists, we test the intangible asset for recoverability. For purposes of the recoverability test, we group our amortizable intangible assets with other assets and liabilities at the lowest level of identifiable cash flows if the intangible asset does not generate cash flows independent of other assets and liabilities. If the carrying value of the intangible asset (asset group) exceeds the undiscounted cash flows expected to result from the use and eventual disposition of the intangible asset (asset group), we will write the carrying value down to the fair value in the period identified. To test our indefinite-lived intangible assets for impairment, we calculate the fair value of these assets and compare the calculated fair values to the respective carrying values. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. See Note E — Goodwill and Other Intangible Assets for more information related to impairment of intangible assets during 2009, 2008 and 2007.
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
Goodwill Impairment
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (formerly FASB Statement No. 142, Goodwill and Other Intangible Assets). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2009 annual impairment assessment, we identified our reporting units to be our six U.S. operating segments, which in aggregate make up the U.S. reportable segment, and our four international operating segments. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2009, 2008 and 2007, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market participant risk-adjusted weighted-average costs of capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.
During the fourth quarter of 2008, the decline in our stock price and our market capitalization created an indication of potential impairment of our goodwill balance. Therefore, we performed an interim impairment test and recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant Corporation. As a result of economic conditions and the related increase in volatility in the equity and credit markets, which became more pronounced starting in the fourth quarter of 2008, our estimated risk-adjusted WACC increased 150 basis points from 9.5 percent during our 2008 second quarter annual goodwill impairment assessment to 11.0 percent during our 2008 fourth quarter interim impairment assessment. This change, along with reductions in market demand for products in our U.S. Cardiac Rhythm Management (CRM) reporting unit relative to our assumptions at the time of the Guidant acquisition, were the key factors contributing to the impairment charge. Our estimated market participant WACC decreased 50 basis points from 11.0 percent during our 2008 fourth quarter interim impairment assessment to 10.5 percent during our 2009 second quarter annual goodwill impairment assessment, and our other significant assumptions remained largely consistent. Our 2009 goodwill impairment test did not identify any reporting units whose carrying values exceeded the calculated fair values.
Investments in Publicly Traded and Privately Held Entities
We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We account for our investments in privately held entities, for which fair value is not readily determinable, in accordance with ASC Topic 323, Investments — Equity Methods and Joint Ventures.

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
We had net deferred tax liabilities of $1.281 billion as of December 31, 2009 and $1.351 billion as of December 31, 2008. Gross deferred tax liabilities of $2.445 billion as of December 31, 2009 and $2.696 billion as of December 31, 2008 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.164 billion as of December 31, 2009 and $1.345 billion as of December 31, 2008 relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance and the extent of our deferred tax liabilities, we believe we will recover substantially all of these assets. As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations, (codified within ASC Topic 805) which requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. We reduce our deferred tax assets by a valuation allowance if, based upon the weight of available evidence, it is more likely than not that we will not realize some portion or all of the deferred tax assets. We consider relevant evidence, both positive and negative, to determine the need for a valuation allowance. Information evaluated includes our financial position and results of operations for the current and preceding years, the availability of deferred tax liabilities and tax carrybacks, as well as an evaluation of currently available information about future years.
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $9.355 billion as of December 31, 2009 and $9.327 billion as of December 31, 2008.
We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, we can make no assurance that the final outcome of these matters will not be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results in the period in which we make such determination.
Legal, Product Liability Costs and Securities Claims
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties, and administrative remedies. We are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies (formerly FASB Statement No. 5, Accounting for Contingencies), we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value, and capitalize these amounts as assets if the license will provide an on-going future benefit. See Note L — Commitments and Contingencies for discussion of our individual material legal proceedings.
Costs Associated with Exit Activities
We record employee termination costs in accordance with ASC Topic 712, Compensation- Nonretirement and Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits), if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our domestic severance policy or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested and the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities). We record such costs into expense over the employee’s future service period, if any. In addition, in conjunction with an exit activity, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and impairments of long-lived assets.

Translation of Foreign Currency
We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive loss. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. There were no highly inflationary economy translation adjustments in 2009, 2008 or 2007.
Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $5 million in 2009, and gains of $5 million in 2008 and $17 million in 2007.
Financial Instruments
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815. Refer to Note C — Fair Value Measurements for more information on our derivative instruments.
Shipping and Handling Costs
We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $82 million in 2009, $72 million in 2008, and $79 million in 2007 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Research and Development
We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Purchased Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations and strategic alliances.
Employee Retirement Plans
In connection with our 2006 acquisition of Guidant Corporation, we sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which are maintained in a trust, consist primarily of equity and fixed-income instruments. We also maintain an Executive Retirement Plan, a defined contribution plan covering executive officers and division presidents. Participants may retire with unreduced benefits once retirement conditions have been satisfied. Further, we sponsor the Guidant Supplemental Retirement Plan, a frozen, nonqualified defined contribution plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain current and former U.S. and Puerto Rico employees of Guidant are eligible to receive a portion of their healthcare retirement benefits under a frozen defined benefit plan. We also maintain retirement plans covering certain international employees.
We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income. The outstanding obligation as of December 31, 2009 and 2008 is as follows:

	As of December 31, 2009			As of December 31, 2008
	Projected			Projected
	Benefit		Underfunded	Benefit		Underfunded
	Obligation	Fair value of	PBO	Obligation	Fair value of	PBO
(in millions)	(PBO)	Plan Assets	Recognized	(PBO)	Plan Assets	Recognized

Executive Retirement Plan	$14		$14	$16		$16
Guidant Retirement Plan (frozen)	98	$68	30	90	$54	36
Guidant Supplemental Retirement Plan (frozen)	29		29	28		28
Guidant Healthcare Retirement Benefit Plan (frozen)	14		14	15		15
International Retirement Plans	59	28	31	52	22	30

	$214	$96	$118	$201	$76	$125

The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $30 million as of December 31, 2009 and 2008.
The weighted average assumptions used to determine benefit obligations as of December 31, 2009 are as follows:

			Long-Term
			Healthcare	Rate of
	Discount	Expected Return	Cost	Compensation
	Rate	on Plan Assets	Trend Rate	Increase

Executive Retirement Plan	5.50%			3.50%
Guidant Retirement Plan (frozen)	6.00%	7.75%
Guidant Supplemental Retirement Plan (frozen)	5.75%
Healthcare Retirement Benefit Plan (frozen)	4.75%		5.00%
International Retirement Plans	1.75% - 5.30%	3.00% - 4.10%		3.00% - 5.40%
We base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which benefits will be paid. The rate of compensation increase is based on historical and expected rate increases. We review external data and historical trends in health care costs to determine health care cost trend rate assumptions. We base our rate of expected return on plan assets on historical experience, our investment guidelines and expectations for long-term rates of return. A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2008 and 2009 is as follows:

	Year Ended December 31,
(in millions)	2009	2008

Beginning fair value	$76	$106
Actual return on plan assets	18	(33)
Employer contributions	6	6
Benefits paid	(6)	(3)
Net transfers in (out)	3	(3)
Foreign currency exchange	(1)	3

Ending fair value	$96	$76

Our investment policy with respect to these plans is to maximize the ability to meet plan liabilities while minimizing the need to make future contributions to the plans. Plan assets are invested primarily in domestic equity securities and debt securities.
We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match employee contributions equal to 200 percent for employee contributions up to two percent of employee compensation, and fifty percent for employee contributions greater than two percent, but not exceeding six percent, of pre-tax employee compensation. Total expense for our matching contributions to the plan was $71 million in 2009, $63 million in 2008, and $64 million in 2007.
In connection with our acquisition of Guidant, we previously sponsored the Guidant Employee Savings and Stock Ownership Plan, which allowed for employee contributions of a percentage of pre-tax earnings, up to established federal limits. Our matching contributions to the plan were in the form of shares of stock, allocated from the Employee Stock Ownership Plan (ESOP). Refer to Note N — Stock Ownership Plans for more information on the ESOP. Effective June 1, 2008, this plan was merged into our 401(k) Retirement Savings Plan, described above. Prior to this merger, expense for our matching contributions to the plan was $12 million in 2008 and $23 million in 2007.
Net Income (Loss) per Common Share
We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.
Note B—Supplemental Balance Sheet Information
Components of selected captions in our accompanying consolidated balance sheets are as follows:

	As of December 31,
(in millions)	2009	2008

Trade accounts receivable, net
Accounts receivable	$1,485	$1,533
Less: allowances	(110)	(131)

	$1,375	$1,402

Inventories
Finished goods	$671	$586
Work-in-process	69	104
Raw materials	180	163

	$920	$853

Sales of the PROMUS® everolimus-eluting stent system represented approximately eight percent of our total net sales in 2009. We are currently reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in these regions extends through the end of the second quarter of 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our next-generation internally-manufactured everolimus-eluting stent system in these regions is sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. In the fourth quarter of 2009, we launched our internally developed and manufactured next-generation everolimus-eluting stent system, our PROMUS® Element™ stent system, in our EMEA region and certain Inter-Continental countries, and expect to launch this product in the U.S. and Japan in mid-2012.
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

	As of December 31,
(in millions)	2009	2008
Property, plant and equipment, net
Land	$118	$116
Buildings and improvements	936	865
Equipment, furniture and fixtures	1,941	1,824
Capital in progess	271	305

	3,266	3,110
Less: accumulated depreciation	(1,538)	(1,382)

	$1,728	$1,728

Accrued expenses
Legal reserves	$1,453	$924
Acquisition-related obligations	6	520
Payroll and related liabilities	472	438
Other	678	730

	$2,609	$2,612

Other long-term liabilities
Legal reserves	$863	$165
Accrued income taxes	857	1,100
Other long-term liabilities	344	462

	$2,064	$1,727

See Note E — Goodwill and Other Intangible Assets for details on our intangible assets.

Note C — Fair Value Measurements
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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2009 and December 31, 2008 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.760 billion as of December 31, 2009 and $2.587 billion as of December 31, 2008.
We recognized net gains of $4 million in earnings on our cash flow hedges during 2009, as compared to net losses of $67 million during 2008. All currency cash flow hedges outstanding as of December 31, 2009 mature within 36 months. As of December 31, 2009, $44 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $6 million as of December 31, 2008. As of December 31, 2009, $36 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
During 2009, we directed our Europe/Middle East/Africa (EMEA) sales offices to converge differing operating structures to a consistent limited risk distribution sales structure beginning in the third quarter of 2010. This change is expected to impact our EMEA transaction flow and effectively move our foreign exchange risk from third-party sales to intercompany sales. While the convergence is not expected to have a significant impact on the magnitude of foreign currency exposure, we de-designated certain cash flow hedges of third-party sales. We reclassified net losses of $5 million from AOCI to current earnings during 2009 related to these de-designated cash flow hedges.
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities and certain short-term earnings and cash flow exposures related to our Japanese operations that do not qualify for hedge accounting under Topic 815. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.982 billion as of December 31, 2009 and $1.809 billion as of December 31, 2008.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time.
We had no interest rate derivative instruments outstanding as of December 31, 2009, as compared to the notional amount of $4.900 billion outstanding as of December 31, 2008. These interest rate derivative instruments fixed the interest rate on our expected LIBOR-indexed floating-rate loans and were designated as cash flow hedges in accordance with ASC Topic 815. During 2009, these interest rate derivative instruments either matured as scheduled or were terminated in connection with the prepayment of our bank term loan, discussed further in Note I — Borrowings and Credit Arrangements. We recognized $27 million of losses within interest expense due to the early termination of these interest rate contracts.
In prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. As of December 31, 2009, the carrying amount of certain of our senior notes included $3 million of unamortized gains and $8 million of unamortized losses related to the fixed-to-floating interest rate contracts. We recognized approximately $2 million of interest expense during 2009 related to these derivative instruments. In addition, as of December 31, 2009, $11 million of net gains are recorded in AOCI related to terminated floating-to-fixed treasury locks. We recognized approximately $2 million as a reduction in interest expense related to these derivative instruments during 2009.
During 2009, we recognized in earnings $70 million of net losses, inclusive of the $27 million of interest rate contract termination losses described above, related to our interest rate derivative instruments, including previously terminated interest rate derivative contracts. During 2008, we recognized in earnings $20 million of net losses related to our interest rate contracts. As of December 31, 2009, $7 million of net gains, net of tax, are recorded in AOCI to recognize the effective portion of our interest rate derivative instruments, as compared to $20 million of net losses as of December 31, 2008. As of December 31, 2009, an immaterial amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.
Counterparty Credit Risk
We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or group of counterparties. We reduce our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and by actively monitoring their credit ratings and outstanding positions on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and do not contain provisions that are dependent on our credit ratings from any credit rating agency.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2009 (in millions).

		Amount of Gain
	Amount of Gain	(Loss)
	(Loss)	Reclassified from		Amount of Gain (Loss)
	Recognized in	AOCI into		Recognized in Earnings on
	OCI	Earnings		Ineffective Portion and
	(Effective	(Effective	Location in Statement	Amount Excluded from	Location in Statement of
Cash Flow Hedges	Portion)	Portion)	of Operations	Effectiveness Testing(1)	Operations
Interest rate contracts	$(24)	$(41)	Interest expense (2)	$(27)	Interest expense (3)
Currency hedge contracts	(57)	9	Cost of products sold	(5)	Cost of products sold (4)

	$(81)	$(32)		$(32)

(1)	Other than described in (3) and (4) the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis in 2009.

(2)
We had $11 million of gains recorded in AOCI as of December 31, 2009 related to floating-to-fixed treasury locks terminated during 2005 and 2006. We recognized approximately $2 million as a reduction in interest expense during 2009.

(3)
We prepaid $2.825 billion of term loan debt in 2009, and recognized ineffectiveness of $27 million on interest rate contracts for which there is no longer an underlying exposure, in accordance with ASC Topic 815.

(4)	Represents amount reclassified from AOCI to earnings in 2009 related to dedesignated cash flow hedges.
Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by gains and losses from foreign currency transaction exposures during 2009. We recorded a net foreign currency loss of $5 million during 2009 within other, net in our accompanying consolidated financial statements related to unhedged foreign currency transaction exposures.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2009, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.

		Balance as of
(in millions)	Location in Balance Sheet (1)	December 31, 2009

Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$20
Currency hedge contracts	Other long-term assets	12

		32

Not-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	24

Total Derivative Assets		$56

Derivative Liabilities:

Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$64
Currency hedge contracts	Other long-term liabilities	29

		93
Not-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	17

Total Derivative Liabilities		$110

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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

Our investments in money market funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our money market funds are classified as cash and cash equivalents within our accompanying consolidated balance sheets, in accordance with our accounting policies.
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2009:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$405			$405
Currency hedge contracts		$56		56

	$405	$56		$461

Liabilities
Currency hedge contracts		$110		$110

		$110		$110

In addition to $405 million invested in money market funds as of December 31, 2009, we had $346 million of cash invested in short-term time deposits, and $113 million in interest bearing and non-interest bearing bank accounts.
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $58 million as of December 31, 2009 and $68 million as of December 31, 2008. As of December 31 2009, we had no material assets or liabilities measured at fair value on either a recurring or non-recurring basis using significant unobservable inputs (Level 3).
During 2009, we recorded $26 million of losses to adjust certain cost method investments and intangible assets to fair value because we deemed the decline in the values of the assets to be other-than-temporary. Of these losses, $14 million is related to certain of our cost method investments. These investments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value, as the investments are in privately held entities without quoted market prices. To determine the fair value of these investments, we used all financial information available to us related to the entities, including information based on recent third-party equity investments in, and financial statements of, these entities. The remaining $12 million of the loss is related to certain of our intangible assets, which we wrote down to their estimated fair values in accordance with the provisions of ASC Topic 360, Property, Plant and Equipment (formerly FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets).
The fair value of our outstanding debt obligations was $6.111 billion as of December 31, 2009 and $6.184 billion as of December 31, 2008. The change in fair value reflects debt prepayments of $2.825 billion during 2009, partially offset by the issuance of $2.0 billion of senior notes and an increase in the fair market value of our remaining debt obligations. Refer to Note I — Borrowings and Credit Arrangements for a discussion of our debt obligations.
Note D—Acquisitions
We did not consummate any material acquisitions during 2009. During 2008, we paid approximately $40 million in cash to acquire CryoCor, Inc. and Labcoat, Ltd. During 2007, we paid approximately $100 million through a combination of cash and common stock to acquire EndoTex Interventional Systems, Inc. and $70 million in cash to acquire Remon Medical Technologies, Inc.
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma information for these acquisitions given the immateriality of their results to our consolidated financial statements.

2008 Acquisitions
In December 2008, we completed the acquisition of the assets of Labcoat, Ltd., for a purchase price of $17 million, net of cash acquired. Labcoat is developing a novel technology for coating drug-eluting stents.
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
2007 Acquisitions
In January 2007, we completed our acquisition of 100 percent of the fully diluted equity of EndoTex Interventional Systems, Inc., a developer of stents used in the treatment of stenotic lesions in the carotid arteries. We issued approximately five million shares of our common stock valued at $90 million and paid approximately $10 million in cash, in addition to our previous investments of approximately $40 million, to acquire the remaining interests of EndoTex. In addition, we may be required to pay future consideration that is contingent upon the achievement of certain performance-related milestones. The acquisition was intended to expand our carotid artery disease technology portfolio.
In August 2007, we completed our acquisition of 100 percent of the fully diluted equity of Remon Medical Technologies, Inc. Remon is a development-stage company focused on creating communication technology for medical device applications. We paid approximately $70 million in cash, net of cash acquired, in addition to our previous investments of $3 million, to acquire the remaining interests of Remon. We may also be required to make future payments contingent upon the achievement of certain performance-related milestones. The acquisition was intended to expand our sensor and wireless communication technology portfolio and complement our existing CRM product line.
Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones. The amended agreement provided a new schedule of consolidated, fixed payments, consisting of $650 million that was paid in 2008, and a final $500 million payment, paid in 2009. We received cash proceeds of $150 million in 2008 related to our sale of a controlling interest in the Auditory business acquired with Advanced Bionics, and received additional proceeds of $40 million in 2009 related to the sale of our remaining interest in this business. Refer to Note F — Divestitures to our consolidated financial statements contained in Item 8 of this Annual Report for a discussion of this transaction. During 2009, including the $500 million payment to the former shareholders of Advanced Bionics, we made total payments of $523 million related to prior period acquisitions. During 2008, we paid $675 million related to prior period acquisitions, consisting primarily of the $650 million fixed payment made to the principal former shareholders of Advanced Bionics. During 2007, we paid $248 million for acquisition-related payments associated primarily with Advanced Bionics.
As of December 31, 2009, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior acquisitions is approximately $640 million. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $800 million.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of approval from the U.S. Food and Drug Administration (FDA) to sell an everolimus-eluting stent in the U.S. In July 2008, Abbott received FDA approval and launched its XIENCE V® everolimus-eluting coronary stent system in the U.S., and paid us $250 million, which we recorded as a gain in the accompanying consolidated statements of operations. Under the terms of the agreement, we were also entitled to receive a second milestone payment of $250 million from Abbott upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter in 2010 and we subsequently received the milestone payment from Abbott, which we will record as a gain in our financial statements for the quarter ending March 31, 2010.

Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $21 million in 2009, associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R) (Topic 805), the transactions did not qualify as business combinations.
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
The $75 million of in-process research and development acquired with Remon relates to their pressure-sensing system development project, which we intend to combine with our existing CRM devices. As of December 31, 2009, we estimate that the total cost to complete the development project is between $75 million and $80 million. We expect to launch devices using pressure-sensing technology in 2013 in our EMEA region and certain Inter-Continental countries, in the U.S. in 2016, and Japan in 2017, subject to regulatory approvals. We expect material net cash inflows from such products to commence in 2016, following the launch of this technology in the U.S.
Note E — Goodwill and Other Intangible Assets
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization as of December 31, 2009 and 2008 is as follows:

	As of December 31, 2009		As of December 31, 2008
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(in millions)	Amount	Amortization	Amount	Amortization

Amortizable intangible assets
Technology — core	$6,563	$(1,128)	$6,564	$(854)
Technology — developed	1,029	(808)	1,026	(664)
Patents	548	(305)	564	(264)
Other intangible assets	807	(266)	791	(210)

	$8,947	$(2,507)	$8,945	$(1,992)

Unamortizable intangible assets
Goodwill	$12,404		$12,421
Technology — core	291		291

	$12,695		$12,712
Goodwill Impairment Charges
During the fourth quarter of 2008, the decline in our stock price and our market capitalization created an indication of potential impairment of our goodwill balance. Therefore, we performed an interim impairment test and recorded a $2.613 billion goodwill impairment charge associated with our acquisition of Guidant Corporation. As a result of economic conditions and the related increase in volatility in the equity and credit markets, which became more pronounced starting in the fourth quarter of 2008, our estimated risk-adjusted WACC increased 150 basis points from 9.5 percent during our 2008 second quarter annual goodwill impairment assessment to 11.0 percent during our 2008 fourth quarter interim impairment assessment. This change, along with reductions in market demand for products in our U.S. CRM reporting unit relative to our assumptions at the time of the Guidant acquisition, were the key factors contributing to the impairment charge. At the time of the Guidant acquisition in 2006, we expected average U.S. net sales growth rates in the mid-teens; however, due to changes in end market demand, we reduced our estimates of average U.S. CRM sales growth rates to the mid-to-high single digits. Our estimated market participant WACC decreased 50 basis points from 11.0 percent during our 2008 fourth quarter interim impairment assessment to 10.5 percent during our 2009 second quarter annual goodwill impairment assessment, and our other significant assumptions remained largely consistent. Our 2009 goodwill impairment test did not identify any reporting units whose carrying values exceeded implied fair values. See Note A — Significant Accounting Policies for further discussion of our policies and methodologies related to goodwill impairment testing.
Other Intangible Asset Impairment Charges
During 2009, we recorded other intangible asset impairment charges of $12 million, associated primarily with lower than anticipated market penetration of one of our Urology technology offerings.
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

The intangible asset category and associated write down is as follows (in millions):

Technology — core	$126
Other intangible assets	51

$177

In 2007, we recorded intangible asset impairment charges of $21 million associated with our acquisition of Advanced Stent Technologies (AST), due to our decision to suspend further significant funding with respect to the Petal™ bifurcation stent.
Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2009 is as follows:

Estimated
Amortization
Expense
Fiscal Year	(in millions)

2010	$500
2011	406
2012	353
2013	342
2014	337
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
Goodwill as of December 31 as allocated to our U.S., EMEA, Japan, and Inter-Continental segments for purposes of our goodwill impairment testing is presented below. Our U.S. goodwill is further allocated to our U.S. reporting units for our goodwill testing in accordance with ASC Topic 350, Intangibles—Goodwill and Other (formerly FASB Statement No. 142, Goodwill and Other Intangible Assets). During 2009, we reorganized our international structure, and therefore, revised our reportable segments to reflect the way we currently manage and view our business. Refer to Note P — Segment Reporting for more information on our reporting structure and segment results. We have reclassified previously reported 2008 goodwill balances and activity by segment to be consistent with the 2009 presentation.

				Inter-
(in millions)	United States	EMEA	Japan	Continental	Total

Balance as of January 1, 2008	$9,775	$4,111	$612	$605	$15,103
Purchase price adjustments	(7)	(38)	(15)	(14)	(74)
Contingent consideration	5				5
Goodwill written off	(2,613)				(2,613)

Balance as of December 31, 2008	$7,160	$4,073	$597	$591	$12,421
Purchase price adjustments	(21)	(6)			(27)
Goodwill acquired	2	1		1	4
Contingent consideration	6				6

Balance as of December 31, 2009	$7,147	$4,068	$597	$592	$12,404

The 2008 and 2009 purchase price adjustments related primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits; as well as reductions in our estimate for Guidant-related exit costs.

The following is a rollforward of accumulated goodwill write-offs by reportable segment:

				Inter-
(in millions)	United States	EMEA	Japan	Continental	Total

Accumulated write-offs as of January 1, 2008
Goodwill written off	$(2,613)				$(2,613)

Accumulated write-offs as of December 31, 2008	(2,613)				(2,613)
Goodwill written off

Accumulated write-offs as of December 31, 2009	$(2,613)				$(2,613)

Note F — Divestitures
During 2007, we determined that our Auditory, Cardiac Surgery, Vascular Surgery, Venous Access, and Fluid Management businesses, as well as our TriVascular Endovascular Aortic Repair (EVAR) program, were no longer strategic to our on-going operations. Therefore, we initiated the process of selling these businesses in 2007, and completed their sale in the first quarter of 2008, as discussed below. We received gross proceeds of approximately $1.3 billion from these divestitures. Management committed to a plan to sell each of these businesses in 2007 and, pursuant to ASC Topic 360, we adjusted the carrying value of the disposal groups to their fair value, less cost to sell (if lower than the carrying value) during 2007, and recognized a related loss of $560 million in our accompanying consolidated statements of operations. The combined 2007 revenues associated with the disposal groups were $553 million, or seven percent of our net sales.
Auditory
In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. The acquisition of Advanced Bionics included potential earnout payments that were contingent primarily on the achievement of future performance milestones, with certain milestones tied to profitability. The amended agreement provided for a new schedule of consolidated, fixed payments to the former Advanced Bionics shareholders, consisting of $650 million that was paid upon closing in January 2008, and $500 million paid in March 2009. These payments represent the final payments made to Advanced Bionics. Following the approval by the former shareholders in 2007, we accrued the fair value of these amounts, as the payment of this consideration was determinable beyond a reasonable doubt. The fair value of these payments, determined to be $1.115 billion, was recorded as an increase to goodwill.
In conjunction with the amended merger agreement, in January 2008, we completed the sale of a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash. To adjust the carrying value of the disposal group to its fair value, less costs to sell, we recorded a loss of approximately $367 million in 2007, representing primarily a write-down of goodwill. Under the terms of the agreement, we retained an equity interest in the limited liability company formed for purposes of operating the Auditory business and, in 2009, received proceeds of $40 million from the sale of this investment.
Cardiac Surgery and Vascular Surgery
In January 2008, we completed the sale of our Cardiac Surgery and Vascular Surgery businesses to the Getinge Group for net cash proceeds of approximately $700 million. To adjust the carrying value of the Cardiac Surgery and Vascular Surgery disposal group to its fair value, less costs to sell, we recorded a loss of $193 million in 2007, representing primarily the write-down of goodwill. We acquired the Cardiac Surgery business in April 2006 with our acquisition of Guidant Corporation and acquired the Vascular Surgery business in 1995.

Fluid Management and Venous Access
In February 2008, we completed the sale of our Fluid Management and Venous Access businesses to Navylist Medical (affiliated with Avista Capital Partners) for net cash proceeds of approximately $400 million. We did not adjust the carrying value of the Fluid Management and Venous Access disposal group as of December 31, 2007, because the fair value of the disposal group, less costs to sell, exceeded its carrying value. We recorded a gain of $234 million during 2008 associated with this transaction. We acquired the Fluid Management business as part of our acquisition of Schneider Worldwide in 1998. The Venous Access business was previously a component of our Oncology business.
TriVascular EVAR Program
In March 2008, we sold our EVAR program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash. In connection with the sale, we recorded a gain of $16 million during 2008.
Note G — Investments and Notes Receivable
We had investments of $66 million as of December 31, 2009 and $113 million as of December 31, 2008. We have historically entered a significant number of alliances with publicly traded and privately held entities in order to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During 2007, in connection with our strategic initiatives, we announced our intent to sell the majority of our investment portfolio in order to monetize those investments determined to be non-strategic.
In June 2008, we signed definitive agreements with Saints Capital and Paul Capital Partners to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with these agreements, we received proceeds of $95 million in 2008, and an additional $45 million in 2009. In addition, we received proceeds of $46 million in 2009 and $54 million in 2008 from other transactions to monetize certain other non-strategic investments.
In 2009, we recorded gains of $23 million and other-than-temporary impairments of $14 million associated with our investment portfolio. Gains and losses associated with our investments and notes receivable are recorded in other, net within our consolidated statements of operations. In addition, we recorded losses of $6 million associated with our equity method investments. As of December 31, 2009, we held investments with a book value of $8 million that we accounted for under the equity method of accounting.
In 2008, we recorded other-than-temporary impairments of $130 million associated with our investment portfolio, and gains of $52 million related to the sale of non-strategic investments. The other-than-temporary impairments included $127 million related to non-strategic investments and notes receivable which we had sold or intended to sell, and $3 million related to our strategic equity investments. We also recognized other costs of $5 million associated with the Saints and Paul agreements. We recorded losses of $10 million, reported in other, net, in our accompanying consolidated statements of operations associated with our equity method investments. As of December 31, 2008, we held investments with a book value of $45 million that we accounted for under the equity method of accounting.

In 2007, we recorded other-than-temporary impairments of $119 million related to our investments and notes receivable, and recorded gains of $65 million associated with the sale of equity investments and collection of notes receivable. We recorded $13 million of purchased research and development associated with the initial application of the equity method of accounting to certain investments in 2007. Other income (expense) associated with equity method adjustments in 2007 was less than $1 million in the aggregate.
We had notes receivable from certain portfolio companies of approximately $40 million as of December 31, 2009 and $46 million as of December 31, 2008. In addition, as of December 31, 2008, we had approximately $20 million of cost method investments recorded in other current assets in our consolidated balance sheets related to investments that were monetized in 2009 pursuant to our definitive agreement with Saints.
Note H — Restructuring-related Activities
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in quality, research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio and redirect research and development and other spending toward higher payoff products in order to enhance our growth potential. These initiatives are described below.
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We are providing affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan is intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan include the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain R&D projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of production lines contemplated under the 2007 Restructuring plan will continue throughout 2010; all other major activities under the plan were completed as of December 31, 2009.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million. We have recorded related costs of $407 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the plan to result in cash payments of approximately $375 million to $385 million, of which we have made payments of $330 million to date. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$205 million to $210 million
Fixed asset write-offs	$31 million
Other (1)	$65 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$18 million
Transfer costs (2)	$40 million to $45 million

$4.25 million to $435 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in future cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
We recorded restructuring charges of $63 million in 2009, $78 million in 2008 and $176 million in 2007. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $67 million in 2009, $55 million in 2008, and $8 million in 2007. The following presents these costs by major type and line item within our accompanying consolidated statements of operations:

Year Ended December 31, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$13	$16	$63

Restructuring-related expenses:
Cost of products sold		$5	$8	$37			50
Selling, general and administrative expenses		10	3			1	14
Research and development expenses		3					3

		18	11	37		1	67

	$34	$18	$11	$37	$13	$17	$130

Year Ended December 31, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$10	$34	$78

Restructuring-related expenses:
Cost of products sold		$9	$4	$4			$17
Selling, general and administrative expenses		27	4				31
Research and development expenses		7					7

		$43	$8	$4			$55

	$34	$43	$8	$4	$10	$34	$133

Year Ended December 31, 2007

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$158				$8	$10	$176

Restructuring-related expenses:
Cost of products sold		$1	$1				$2
Selling, general and administrative expenses		2	2				4

Research and development expenses		2					2

		$5	$3				$8

	$158	$5	$3		$8	$10	$184

Restructuring and restructuring-related costs recorded in 2008 and 2007 relate entirely to our 2007 Restructuring plan. Costs recorded in 2009 by plan were as follows:

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$12	$18	$5	$25	$13	$17	$90
Plant Network Optimization program	22		6	12			40

	$34	$18	$11	$37	$13	$17	$130

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation — Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Associated with Exit or Disposal Activities). We expect to record the additional termination benefits in 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which are being recorded over the service period during which eligible employees must remain employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $317 million and restructuring-related costs of $130 million since we committed to each plan. The following presents these costs by major type and by plan:

	2007	Plant
	Restructuring	Network
(in millions)	Plan	Optimization	Total

Termination benefits	$204	$22	$226
Fixed asset write-offs	31		31
Other	60		60

Total restructuring charges	295	22	$317

Retention incentives	66		66
Accelerated depreciation	16	6	22
Transfer costs	29	12	41
Other	1		1

Restructuring-related expenses	112	18	130

	$407	$40	$447

In 2009, we made cash payments of approximately $100 million associated with restructuring initiatives pursuant to our 2007 Restructuring plan, which related to termination benefits, production line transfer costs and other restructuring costs. We have made cumulative cash payments of approximately $330 million since we committed to the 2007 Restructuring plan. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the 2007 Restructuring plan through 2010, and make future cash payments throughout 2010 using cash generated from operations. In 2009, since the inception of our Plant Network Optimization program, we have made associated cash payments of $12 million. These payments were made using cash generated from our operations. We expect to record the remaining costs associated with the Plant Network Optimization program through 2011, and make future cash payments through 2012 using cash generated from operations.
The following is a rollforward of the liability associated with our restructuring initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets.

				Plant
				Network
	2007 Restructuring Plan			Optimization
	Termination			Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Total
Charges	$158	$10	$168		$168
Cash payments	(23)	(8)	(31)		(31)

Accrued as of December 31, 2007	135	2	137		137
Charges	34	34	68		68
Cash payments	(128)	(35)	(163)		(163)

Accrued as of December 31, 2008	41	1	42		42
Charges	12	17	29	$22	51
Cash payments	(28)	(18)	(46)		(46)

Accrued as of December 31, 2009	$25	$—	$25	$22	$47

In addition to the amounts in the rollforward above, we have incurred cumulative charges of $142 million associated with retention incentives, asset write-offs, accelerated depreciation and transfer costs pursuant to our 2007 Restructuring plan, and made cumulative cash payments of approximately $64 million associated with retention incentives and $29 million associated with transfer costs. We have also incurred cumulative charges of $18 million associated with accelerated depreciation and transfer costs pursuant to our Plant Network Optimization program and made cumulative cash payments of $12 million.
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our R&D organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan will be initiated in early 2010 and are expected to be substantially completed by the end of 2011. We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $190 million of these charges will result in future cash outlays. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Type of Cost	Total Expected Amounts

Restructuring charges:
Termination benefits	$115 million to $125 million
Asset write-offs	$5 million
Other (1)	$35 million to $40 million

Restructuring-related expenses:
Other (2)	$25 million to $30 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs
Note I — Borrowings and Credit Arrangements
The following are the components of our debt obligations as of December 31, 2009 and 2008:

	As of December 31,
(in millions)	2009	2008
Current debt obligations	$3	$2

Term loan		2,825
Abbott loan	900	900
Senior notes	5,050	3,050
Fair value adjustment (1)	(5)	(8)
Discounts	(32)	(30)
Other	2	6

Long-term debt obligations	5,915	6,743

	$5,918	$6,745

(1)
Represents net unamortized losses related to interest rate contracts to hedge the fair value of certain of our senior notes. See Note C — Fair Value Measurements for further discussion regarding the accounting treatment for these contracts.

As of December 31, 2009, the debt maturity schedule for the significant components of our debt obligations, is as follows:

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Abbott Laboratories loan		$900					$900
Senior notes		850			$600	$3,600	5,050

		$1,750			$600	$3,600	$5,950

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
In April 2006, to finance the cash portion of our acquisition of Guidant Corporation, we borrowed a $5.0 billion five-year term loan and established a $2.0 billion, five-year revolving credit facility. Use of borrowings under the revolving credit facility is unrestricted and the borrowings are unsecured. There were no amounts borrowed under this facility as of December 31, 2009 and 2008. We prepaid $1.0 billion of the term loan during 2007, $1.175 billion in 2008, and, in 2009, prepaid $2.825 billion, satisfying all remaining maturities under the term loan. There were no penalties or premiums associated with these prepayments.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

Actual as of
	Covenant	December 31,
	Requirement	2009

Maximum leverage ratio (1)	3.5 times	2.7 times
Minimum interest coverage ratio (2)	3.0 times	5.3 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.

In February 2009, we amended this agreement to increase flexibility under our financial covenants. The amendment provided for an exclusion from the calculation of consolidated EBITDA, as defined by the amended agreement, through the credit agreement maturity in April 2011, of up to $346 million in restructuring charges to support our expense reduction initiatives; an exclusion for any litigation-related charges and credits until such items are paid or received; and an exclusion of up to $1.137 billion of any cash payments for litigation settlements or damage awards (net of any litigation payments received), and all litigation-related cash payments (net of cash receipts) related to amounts that were recorded in the financial statements before January 1, 2009. In addition, the agreement provided for an increase in interest rates on our term loan borrowings from LIBOR plus 1.00 percent to LIBOR plus 1.75 percent, and increased the interest rate on unused facilities from 0.175 percent to 0.500 percent.
As of and through December 31, 2009, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
In connection with the amendment of the revolving credit facility agreement in 2009, we reduced availability under our credit facility by $250 million to $1.750 billion. In 2008, we issued a $717 million surety bond backed by a $702 million letter of credit under the revolving credit facility, and $15 million of cash to secure a damage award related to a patent infringement case with Johnson & Johnson described in Note L — Commitments and Contingencies. In October 2009, we satisfied the related obligation of $716 million using cash generated from operations. During the first quarter of 2010, we reached an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. We paid $1.000 billion, consisting of $800 million of cash on hand and $200 million borrowed from our revolving credit facility, during the first quarter of 2010 and will satisfy the remaining obligation on or before January 3, 2011. We posted a $745 million letter of credit under our revolving credit facility as collateral for the remaining payment, reducing the availability under our revolving credit facility by the same amount. As of December 31, 2009, we had outstanding letters of credit of $123 million, as compared to $819 million as of December 31, 2008, which consisted primarily of bank guarantees and collateral for workers’ compensation programs. The decrease is due primarily to the satisfaction of the Johnson & Johnson obligation discussed above, and subsequent termination of the associated $702 million letter of credit. As of December 31, 2009, none of the beneficiaries had drawn upon the letters of credit or guarantees, and, as of December 31, 2008, we had accrued the Johnson & Johnson obligation. Accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2009 or 2008 for the letters of credit. We believe we will generate sufficient cash from operations to fund these payments without drawing on the letters of credit.
Abbott Loan
In April 2006, we also borrowed $900 million from Abbott Laboratories. The loan from Abbott bears interest at a fixed 4.0 percent rate, payable semi-annually. The loan is subordinated to our senior, unsecured, subsidiary indebtedness. We are permitted to prepay the Abbott loan prior to maturity with no penalty or premium. We determined that an appropriate fair market interest rate on the loan from Abbott was 5.25 percent per annum. We recorded the loan at a discount of approximately $50 million at the inception of the loan and are recording interest at an imputed rate of 5.25 percent over the term of the loan. The remaining unamortized discount as of December 31, 2009 is $14 million.
Senior Notes
We had senior notes outstanding of $5.050 billion as of December 31, 2009 and $3.050 billion as of December 31, 2008. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries, including the Abbott loan. In 2009, as part of our plan to refinance the majority of our 2011 debt maturities, we issued $2.0 billion of senior notes. Our senior notes consist of the following as of December 31, 2009:

	Amount	Issuance		Semi-annual
	(in millions)	Date	Maturity Date	Coupon Rate
January 2011 Notes	$250	November 2004	January 2011	4.250%
June 2011 Notes	600	June 2006	June 2011	6.000%
June 2014 Notes	600	June 2004	June 2014	5.450%
January 2015 Notes	850	December 2009	January 2015	4.500%
November 2015 Notes	400	November 2005	November 2015	5.500%
June 2016 Notes	600	June 2006	June 2016	6.400%
January 2017 Notes	250	November 2004	January 2017	5.125%
January 2020 Notes	850	December 2009	January 2020	6.000%
November 2035 Notes	350	November 2005	November 2035	6.250%
January 2040 Notes	300	December 2009	January 2040	7.375%

	$5,050

In April 2006, we increased the interest rate payable on our November 2015 Notes and November 2035 Notes by 0.75 percent to 6.25 percent and 7.0 percent, respectively, in connection with credit ratings changes as a result of our acquisition of Guidant. Rating changes throughout 2007, 2008 and 2009 had no additional impact on the interest rates associated with our senior notes. Our $2.0 billion of senior notes issued in 2009 contain a change-in-control provision, which provides that each holder of the senior notes may require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate repurchased principal, plus accrued and unpaid interest, if a rating event, as defined in the indenture, occurs as a result of a change-in-control, as defined in the indenture. Any other credit rating changes may impact our borrowing cost, but do not require us to repay any borrowings. Subsequent rating improvements may result in a decrease in the adjusted interest rate to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2015 and November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.
Other Credit Facilities
We maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of the borrowings is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were no amounts outstanding under this facility as of December 31, 2009 and 2008.
Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $200 million as of December 31, 2009). We discounted $194 million of notes receivable as of December 31, 2009 at an average interest rate of 1.49 percent, and $190 million of notes receivable as of

December 31, 2008 at an average interest rate of 1.13 percent. Discounted notes receivable are excluded from accounts receivable in the accompanying consolidated balance sheets.
Note J — Leases
Rent expense amounted to $102 million in 2009, $92 million in 2008, and $72 million in 2007.
Our obligations under noncancelable capital leases were not material as of December 31, 2009 and 2008. Future minimum rental commitments as of December 31, 2009 under other noncancelable lease agreements are as follows (in millions):

2010	$76
2011	68
2012	52
2013	36
2014	22
Thereafter	62

$316

Note K — Income Taxes
Our loss (income) before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2009	2008	2007
Domestic	$(1,102)	$(3,018)	$(1,294)
Foreign	(206)	987	725

	$(1,308)	$(2,031)	$(569)

The related (benefit) provision for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2009	2008	2007
Current
Federal	$(173)	$110	$99
State	(18)	27	46
Foreign	(2)	189	167

	(193)	326	312

Deferred
Federal	(115)	(279)	(345)
State	(15)	(20)	(20)
Foreign	40	(22)	(21)

	(90)	(321)	(386)

	$(283)	$5	$(74)

The reconciliation of income taxes at the federal statutory rate to the actual (benefit) provision for income taxes is as follows:

	2009	2008	2007

U.S. federal statutory income tax rate	(35.0)%	(35.0)%	(35.0)%
State income taxes, net of federal benefit	0.0%	0.4%	4.0%
State law changes on deferred tax	(2.4)%
Effect of foreign taxes	(20.0)%	(5.9)%	(41.9)%
Non-deductible acquisition expenses	0.5%	0.5%	5.4%
Research credit	(1.3)%	(0.5)%	(2.4)%
Valuation allowance	5.1%	2.9%	19.6%
Divestitures	(4.8)%	(9.9)%	33.2%
Intangible asset impairments		46.5%
Legal settlement	33.3%
Section 199			(2.2)%
Other, net	3.0%	1.2%	6.3%

	(21.6)%	0.2%	(13.0)%

Significant components of our deferred tax assets and liabilities are as follows:

	As of December 31
(in millions)	2009	2008

Deferred Tax Assets:
Inventory costs, intercompany profit and related reserves	$184	$297
Tax benefit of net operating loss and credits	363	293
Reserves and accruals	242	392
Restructuring-related charges and purchased research and development	80	115
Litigation and product liability reserves	323	188
Unrealized gains and losses on financial instruments	22	15
Investment writedown	33	59
Stock-based compensation	94	87
Federal benefit of uncertain tax positions	135	117
Other	17	34

	1,493	1,597
Less valuation allowance	(329)	(252)

	1,164	1,345

Deferred Tax Liabilities:
Property, plant and equipment	58	52
Intangible assets	2,357	2,617
Litigation settlement	24	25
Other	6	2

	2,445	2,696

Net Deferred Tax Liabilities	$(1,281)	$(1,351)

As of December 31, 2009, we generated U.S. tax net operating loss, capital loss and tax credits, the tax effect of which was $261 million, as compared to $45 million as of December 31, 2008. In addition, we had foreign tax net operating loss carryforwards, the tax effect of which was $312 million as of December 31, 2009, as compared to $249 million as of December 31, 2008. We plan to carryback $210 million of the tax attributes generated in the U.S. to prior years and carryforward the remaining tax attributes which expect to expire periodically beginning in 2010. After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $329 million as of December 31, 2009 and $252 million as of December 31, 2008. The increase in the valuation allowance as of December 31, 2009, as compared to December 31, 2008, is attributable primarily to foreign net operating losses generated during the year. The income tax impact of the unrealized gain or loss component of other comprehensive income was a benefit of $4 million in 2009, a provision of $1 million in 2008, and a benefit of $53 million in 2007.
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. We do not believe it is practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested offshore are $9.355 billion as of December 31, 2009 and $9.327 billion as of December 31, 2008.
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2009	2008

Beginning Balance	$1,107	$1,180
Additions based on positions related to the current year	31	128
Additions based on positions related to the prior year	17	48
Reductions for tax positions of prior years	(32)	(161)
Settlements with taxing authorities	(65)	(82)
Statute of limitation expirations	(20)	(6)

Ending Balance	$1,038	$1,107

As of December 31, 2009, we had $1.038 billion of gross unrecognized tax benefits, of which a net $885 million, if recognized, would affect our effective tax rate. As of December 31, 2008, we had $1.107 billion of gross unrecognized tax benefits, of which a net $945 million, if recognized, would affect our effective tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
During 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest. We disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate. We also continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our US and foreign affiliates, contained in the Revenue Agent’s Report received in 2008 for Guidant’s federal tax examination covering years 2001 through 2003. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
During 2009, we received favorable foreign court decisions and resolved certain foreign matters. As a result of these activities, we decreased our reserve for uncertain tax positions by $20 million, inclusive of $7 million of interest and penalties. In addition, statutes of limitations expired in various foreign and state jurisdictions, as a result, decreased our reserve for uncertain tax positions by $29 million, inclusive of interest and penalties.
During 2009, we resolved certain litigation-related matters, as described in Note L — Commitments and Contingencies. Based on the outcome of the settlements, we have reassessed the reserve for uncertain tax positions previously recorded on certain positions and, as a result, have decreased our reserve by $22 million, inclusive of $1 million of interest.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $125 million.
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $299 million accrued for gross interest and penalties as of December 31, 2009 and $268 million as of December 31, 2008. The increase in gross interest and penalties was a result of $63 million recognized in our consolidated statements of operations, offset by $32 million reduction, due primarily to payments related to audit settlements and statute expirations. We recognized total interest and penalties related to income taxes of $4 million in 2008 and $76 million in 2007.
Note L — Commitments and Contingencies
The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only of individual cases, but also of a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, as discussed below, we continue to be involved in patent litigation with Johnson & Johnson relating to drug eluting stent delivery systems. We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and liquidity.
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
Our accrual for legal matters that are probable and estimable was $2.316 billion as of December 31, 2009 and $1.089 billion as of December 31, 2008, and includes estimated costs of settlement, damages and defense. The increase in our accrual is due primarily to 2009 charges of $1.736 billion associated with various litigation-related matters with Johnson & Johnson, and $296 million associated with an agreement in principle reached with the U.S. Department of Justice, both matters described below, partially offset by the payment of a $716 million settlement related to a Johnson & Johnson matter, and $45 million associated with the settlement of all outstanding litigation with Bruce Saffran, both described below and accrued as of December 31, 2008. In addition, during 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million. We continue to assess certain litigation and claims to determine the amounts that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants
In management’s opinion, we are not currently involved in any legal proceedings other than those specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.
Litigation with Johnson & Johnson
On April 13, 1998, Cordis filed suit against Boston Scientific Scimed and us in the U.S. District Court for the District of Delaware, alleging that our NIR® stent infringes three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed, although two of the claims were not invalid. The District Court also found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that the two patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider.
On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express 2® coronary stent infringes a U.S. patent (the Palmaz patent) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us (the Jang patent). On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint (the Gray patents). On June 21, 2005, a jury found that our

TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe the Palmaz patent and that the Liberté® stent infringes a Gray patent. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our Jang patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stent systems infringe our Jang patent and that the patent is valid. The Court of Appeals also instructed the District Court to dismiss with prejudice any infringement claims against our TAXUS Liberté® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe the Palmaz patent and that the patent is valid. The Court of Appeals also affirmed that our Liberté® stent infringes a Gray patent and that the patent is valid. Both parties filed a request for a rehearing and a rehearing en banc with the Court of Appeals, and on June 26, 2009, the Court of Appeals denied both petitions. On September 24, 2009, both parties filed Petitions for Writ of Certiorari before the U.S. Supreme Court which were denied on November 30, 2009. On January 29, 2010, the parties entered into a settlement agreement which resolved these matters. As a result of the settlement, we agreed to pay Johnson & Johnson $1.725 billion, plus interest. We paid $1.000 billion of this obligation during the first quarter of 2010 using $800 million of cash on hand and $200 million of borrowings under our revolving credit facility, and will satisfy the remaining obligation on or before January 3, 2011. In connection with the settlement, we posted a $745 million letter of credit, reducing our borrowing availability under our credit facility by the same amount.
On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, will infringe a U.S. patent (the Gray patent) owned by them. The suit was filed in the United States District Court for the District of Delaware seeking monetary and injunctive relief. On November 10, 2008, Cordis filed a motion for summary judgment and on May 1, 2009, we filed a motion to dismiss the case. On May 26, 2009, Cordis dismissed its request for injunctive relief. On July 21, 2009, the District Court denied both parties’ motions. This matter was resolved as part of the January 29, 2010 settlement agreement described in the prior paragraph.
On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant (Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. On August 29, 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On February 20, 2009, Johnson & Johnson filed a motion to amend its complaint to reinstate its tortious interference claims against us and Abbott and to add additional breach allegations against Guidant. On February 17, 2010, Johnson & Johnson’s motion to amend the complaint was denied. A trial date has not yet been scheduled.
On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of four U.S. patents (the Wright and Falotico patents) owned by them and of non-infringement of the patents by the PROMUS® coronary stent system, supplied to us by Abbott Laboratories. On February 21, 2008, Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. On June 25, 2009, we amended our complaints to allege that the four patents owned by Johnson & Johnson and Cordis are unenforceable. On January 20, 2010, the District Court found the four patents owned by Johnson & Johnson invalid. On February 17, 2010, Johnson & Johnson appealed the District Court’s decision.
On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A trial has not yet been scheduled.
On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the District Court for the District of Minnesota transferred our suit to the U.S. District Court for the District of New Jersey.
On December 4, 2009, Boston Scientific Corporation and Boston Scientific Scimed, Inc filed a complaint for patent infringement against Cordis Corporation alleging that their Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed their answer as well as a Motion to Transfer the suit to Delaware. A hearing on the Motion to Transfer is scheduled for April 12, 2010.
On January 15, 2010, Cordis Corporation filed a complaint against Boston Scientific Corporation and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief.
Litigation with Medtronic, Inc.
On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the U.S. District Court for the District of Delaware against us, Guidant Corporation (Guidant), and Mirowski Family Ventures L.L.C. (Mirowski), challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. On November 21, 2008, Medtronic filed an amended complaint adding unenforceability of the patents. A trial was held in January 2010 and a decision has not yet been rendered.
Litigation with St. Jude Medical, Inc.
Guidant Sales Corp., Cardiac Pacemakers, Inc. and Mirowski Family Ventures L.L.C. are plaintiffs in a suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the U.S. District Court for the Southern District of Indiana alleging infringement of certain ICDs marketed by St. Jude infringe a patent (the Mirowski patent) licensed to us. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009 the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. On August 19, 2009, the en banc Court of Appeals held that damages are limited to U.S. sales only. On November 16, 2009, Mirowski and we filed a Petition for Writ of Certiorari and on January 11, 2010 the Supreme Court denied the petition. The case has been remanded back to the District Court for a trial on damages.

Litigation with Medinol Ltd.
On December 12, 2008, we submitted a request for arbitration against Medinol with the American Arbitration Association in New York. We are asking the Arbitration panel to enforce a contract between Medinol and us to have Medinol contribute to any final damage award owed to Johnson & Johnson for damages related to the sales of the NIR® stent supplied to us by Medinol. A panel of three arbitrators has been constituted to hear the Arbitration. On February 9, 2010, the arbitration panel found the contract enforceable against Medinol. Further proceedings to determine the amount of Medinol’s contribution have not yet been scheduled.
Other Stent System Patent Litigation
On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of the contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. On July 11, 2008, the Court of Appeals vacated the District Court’s consent judgment and remanded the case back to the District Court for further clarification. On June 11, 2009, the District Court ordered a stay of the action pursuant to the parties’ joint stipulation. On October 5, 2009, Dr. Jang served a lien notice on us seeking a portion of any recovery from Johnson & Johnson for infringement of the Jang patent.
On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS® Express® coronary stent system infringes a patent owned by them (the Wall patent). The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. Wall Cardiovascular Technologies later amended its complaint to add Medtronic, Inc. and Abbott Laboratories to the suit with respect to their drug-eluting stent systems. A Markman hearing has been scheduled for November 3, 2010. Trial is scheduled to begin on April 4, 2011.
On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and on October 20, 2009, we filed an answer to the amended complaint.
On November 17, 2009, Boston Scientific Scimed, Inc filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Netherlands alleging that their sale of the Genous stents infringe a patent owned by us (the Keith patent). A hearing has been set for June 18, 2010.
Cardiac Rhythm Management Litigation
Approximately 12 product liability class action lawsuits and more than 162 individual lawsuits involving approximately 178 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 17 cases are currently pending in state courts. On November 7, 2005, the Judicial

Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. Through the end of the fourth quarter of 2009, more than 8,150 claims had been approved for participation in the MDL settlement. As a result, we have made payments of approximately $232 million related to the MDL settlement and may pay up to $2 million more during the first quarter of 2010. Because fewer than 8,400 eligible claimants participated in the MDL settlement no other payments may be due under the settlement agreement. On April 6, 2009 and September 24, 2009, the MDL Court dismissed with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement. Further dismissal orders are expected as additional claimants are approved for participation in the settlement.
We are aware of more than 16 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.
Guidant or its affiliates are defendants in four separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s product communications. Two TPP actions which were previously dismissed without prejudice, but have now been revived as a result of the Court’s January 15, 2010 order, are pending in the U.S. District Court for the District of Minnesota, although they are proceeding separately from the MDL. On February 16, 2010, Guidant filed motions to dismiss both cases. The other two TPP actions are pending in state court in Minnesota, and are part of the coordinated state court proceeding ordered by the Minnesota Supreme Court. The plaintiffs in one of these cases are a number of Blue Cross & Blue Shield plans, while the plaintiffs in the other case are United Healthcare and its affiliates. A hearing was held on Guidant’s motion to dismiss on June 18, 2007, and a decision has not yet been rendered.
Securities Related Litigation
On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, on behalf of themselves and all others similarly situated, each filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and U.S. Department of Justice (DOJ) investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 16, 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall related claims and remanded the matter for further proceedings. On February 25, 2009, the Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. A trial has not yet been scheduled.
On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan and Global Employee Stock Ownership Plan (GESOP) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and Department of Labor Regulations. Other similar actions were filed in early 2006. On April 3, 2006, the Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA (the Consolidated ERISA Complaint). The Consolidated ERISA Complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants because they knew or should have known that the value of the Company’s stock was artificially inflated and was not a prudent investment for the 401(k) Plan (the First ERISA Action). The Consolidated ERISA Complaint seeks equitable and monetary relief. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. On November 3, 2008, the Court denied Plaintiffs’ motion to certify a class, denied Hochstadt’s motion to intervene, and dismissed the action. On December 2, 2008, plaintiffs filed a notice of appeal.
On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 (the Second ERISA Action). This new complaint repeats the allegations of the August 23, 2006, Consolidated ERISA Complaint. On September 30, 2009, we and certain of the proposed class representatives in the First and Second ERISA Actions entered into a memorandum of understanding reflecting an agreement-in-principle to settle the First and Second ERISA Actions in their entirety. The proposed settlement has been submitted to the District Court for approval.
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
On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005, in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On May 21, 2008, the District Court denied plaintiffs motion to amend the judgment. On June 6, 2008, plaintiffs appealed the judgment to the U.S. Court of Appeals for the Seventh Circuit. On October 21, 2009, the Court of Appeals affirmed the decision of the District Court granting our motion to dismiss the case with prejudice. Plaintiffs filed a motion to reconsider, and on November 20, 2009, the Court of Appeals denied the motion. The plaintiffs may seek review by the U.S. Supreme Court.
Governmental Proceedings — BSC
In December 2007, we were informed by the DOJ that it was conducting an investigation of allegations that we and other suppliers improperly promoted biliary stents for off-label uses. The allegations were brought as part of a qui tam complaint that remained under confidential seal. On December 11, 2009, the Federal government filed a notice of non-intervention with the U.S. District Court for the Northern District of Texas and, subsequently, on January 11, 2010, the qui tam complaint was unsealed by the Court. On June 26, 2008, the Department of Justice issued a subpoena to us under the Health Insurance Portability & Accountability Act of 1996 requiring the production of documents to the U.S. Attorney’s Office in the District of Massachusetts. We are cooperating with the investigation.
On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and ninety-two other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and seeks monetary and punitive damages. We intend to vigorously defend against its allegations. On May 6, 2009, BSSA France was served the complaint. On July 31, 2009, the plaintiff filed an amended complaint. On January 15, 2010, defendant’s filed a motion to dismiss the amended complaint.
On July 14, 2008, we received a subpoena from the State of New Hampshire, Office of the Attorney General requesting information in connection with our refusal to sell medical devices or equipment intended to be used in the administration of spinal cord stimulation trials to practitioners other than practicing medical doctors. We have responded to the Attorney General’s request.
Governmental Proceedings — Guidant
On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the New York’s Consumer Protection Law. In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM® 2 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of the law. The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a VENTAK PRIZM® 2 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. This case is currently pending in the MDL in the U.S. District Court for the District of Minnesota.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Boston, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena requests documents concerning certain marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products arising prior to our acquisition of Guidant in 2006. In December 2009, Guidant settled this matter for $22 million and agreed to enter into a Corporate Integrity Agreement.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena requests documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2 and CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the request, including producing a significant volume of documents and providing witnesses for grand jury proceedings. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant will plead to two misdemeanor charges related to failure to include information in reports to the FDA and Boston Scientific will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the U.S. Attorney for the District of Minnesota and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. We expect to satisfy the obligation during the second quarter of 2010. The DOJ is also investigating whether there were civil violations under the False Claims Act related to these products.
In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006. Fact discovery has been ongoing and mediation is scheduled for late Q1 2010.
On July 1, 2008, Guidant Sales Corporation received a subpoena from the Maryland office of the U.S. Department of Health and Human Services, Office of Inspector General. This subpoena seeks information concerning payments to physicians, primarily related to the training of sales representatives. We are cooperating with this request.
On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our CRM products. We are cooperating with the request.
On October 24, 2008, we received a letter from the DOJ informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. We have divested the surgical cardiac ablation business and the devices at issue are no longer sold by us. We are cooperating with the government’s investigation. On July 13, 2009, we became aware that a judge in Texas partially unsealed a qui tam whistleblower complaint which is the basis for the DOJ investigation. In August 2009, the government, which has the right to intervene and take over the conduct of the qui tam case, filed a notice indicating that it has elected not to intervene in this matter at this time.
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
On November 7, 2008, Guidant/Boston Scientific received a request from the U.S. Department of Defense (DOD), Defense Criminal Investigative Service and the Department of the Army, Criminal Investigation Command seeking information concerning sales and marketing interactions with physicians at Madigan Army Medical Center in Tacoma, Washington. Since that date, we have been cooperating with the DOD and the DOJ to review CRM’s financial interactions with military personnel.
On September 25, 2009, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General, requesting certain information relating to contributions made by us to charities with ties to physicians or their families. We are currently working with the government to understand the scope of the subpoena.
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim and added new claims. On December 23, 2009, we filed our response opposing the addition of the new claims.
As of June 2003, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. Subsequently, Guidant was notified of additional claims and served with additional complaints relating to the ANCURE System. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Presently, Guidant has one ANCURE lawsuit pending in the U.S. District Court for the District of Minnesota. Guidant had four cases pending in State Court in California. These cases had been dismissed on summary judgment. On February 9, 2010, the California Court of Appeals upheld the dismissal of two of the cases and the appeal is pending on the remaining cases. Additionally, Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. It is uncertain how many of these claims will ultimately be pursued against Guidant.
In March of 2005, Boston Scientific acquired Advanced Stent Technologies, Inc. (AST), a stent development company. On November 25, 2008, representatives of the former stockholders of AST filed two arbitration demands against us with the American Arbitration Association. AST claimed that we failed to exercise commercially reasonable efforts to develop products using AST’s technology in violation of the acquisition agreement. The demands seek monetary and equitable relief. We answered denying any liability. The parties are in the process of identifying qualified arbitrators. No arbitration date is scheduled.

FDA Warning Letters
In January 2006, legacy Boston Scientific received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and is processing all requests for Certificates to Foreign Governments. In November of 2009 and January of 2010, the FDA reinspected two Boston Scientific sites to follow-up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been and all restrictions related to the corporate warning letter have been removed. The corporate warning letter remains in place pending FDA internal administrative procedures.
During the first quarter of 2009, we acquired a third-party sterilization facility which was subject to a warning letter from the FDA. The FDA requested documentation and explanations regarding various corrective actions related to the facility. This information was provided to the FDA and the FDA has since re-inspected the facility, issuing no observations, and subsequently removed all restrictions related to the warning letter.
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
On July 25, 2007, the U.S. District Court for the Northern District of California granted our motion to intervene in an action filed February 15, 2006 by Medtronic Vascular and certain of its affiliates against Advanced Cardiovascular Systems, Inc. and Abbott Laboratories. As a counterclaim plaintiff in this litigation, we were seeking a declaratory judgment of patent invalidity and of non-infringement by the PROMUS® coronary stent system, supplied to us by Abbott, relating to two U.S. patents owned by

Medtronic. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed with respect to Boston Scientific on January 30, 2009.
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
On August 13, 2008, Medtronic, Inc. and certain of its subsidiaries filed suit for patent infringement against us, Boston Scientific Scimed, Inc., Abbott and certain of Abbott’s subsidiaries alleging infringement of one U.S. patent owned by them. The complaint was filed in the U.S. District Court for the Eastern District of Texas, Marshall Division, seeking monetary and injunctive relief. On January 23, 2009, the parties executed a settlement and stand-still agreement and the case was dismissed on February 2, 2009.
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
On January 16, 2007, the French Competition Council (Conseil de la Concurrence, which is one of the bodies responsible for the enforcement of antitrust/competition law in France) issued a Statement of Objections alleging that Guidant France SAS had agreed with the four other main suppliers of implantable cardioverter defibrillators (ICDs) in France to collectively refrain from responding to a 2001 tender for ICDs conducted by a group of 17 University Hospital Centers in France. This alleged collusion is alleged to be contrary to the French Commercial Code and Article 81 of the European Community Treaty. On December 19, 2007, the Council found that the suppliers had violated competition law and assessed monetary fines, however, each of the suppliers were fined amounts considerably less than originally recommended. The French Ministry of the Economy and Finance filed an incidental recourse seeking aggravated sanctions against all defendants. On April 8, 2009, the Paris Court of Appeals dismissed the Minister’s request for increased sanctions and confirmed the monetary fines previously assessed.
With respect to ANCURE System claims, Guidant litigated coverage claims with its insurers in the Circuit Court of DuPage County, Illinois and the Superior Court of Marion County, Indiana. Three of the insurers settled in 2008 and Guidant settled with the other insurers in March 2009. In April 2009, both the Illinois and the Indiana lawsuits were dismissed.
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
On August 3, 2007, Medinol submitted a request for arbitration against us, and our wholly owned subsidiaries Boston Scientific Ltd. and Boston Scientific Scimed, Inc., under the Arbitration Rules of the World Intellectual Property Organization pursuant to a settlement agreement between Medinol and us dated September 21, 2005. The request for arbitration alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes five U.S. patents, three European patents and two German patents owned by Medinol. Medinol was seeking to have the patents declared valid and enforceable and a reasonable royalty. The September 2005 settlement agreement provided, among other things, that Medinol may only seek reasonable royalties and is specifically precluded from seeking injunctive relief. On June 29, 2008, the parties agreed that we can sell PROMUS® stent systems in the United States supplied to us by Abbott. A hearing on the European and German patents was scheduled to begin May 11, 2009. On May 21, 2009, the parties reached a confidential settlement agreement and on June 15, 2009, a Stipulation and Order was filed terminating the proceedings.
On August 6, 2008, Boston Scientific Scimed and we filed suit against Wall Cardiovascular Technologies, in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity and unenforceability due to inequitable conduct and prosecution history laches of a U.S. patent owned by them (the Wall patent), and of non-infringement of the patent by the PROMUS® coronary stent system, supplied to us by Abbott. On January 2, 2009, we filed an amended complaint to include noninfringement of the patent by our TAXUS® Liberté® stent delivery system and to add Cardio Holdings LLC as a defendant. On February 27, 2009, Wall and Cardio Holdings filed a motion to dismiss. On August 24, 2009, the District Court dismissed the case.
On October 22, 1997, Cordis Corporation, a subsidiary of Johnson & Johnson, filed a suit for patent infringement against us and Boston Scientific Scimed, Inc. (f/k/a SCIMED Life Systems, Inc.), our wholly owned subsidiary, alleging that the importation and use of the NIR® stent infringes two patents owned by Cordis. A jury trial found that the NIR® stent infringed one claim of one Cordis patent and awarded damages of approximately $324 million to Cordis. On May 16, 2002, the Court set aside the verdict of infringement, requiring a new trial. On March 24, 2005, in a second trial, a jury found that a single claim of a Cordis patent was valid and infringed. Our appeals of the infringement decision were denied. On September 30, 2008, the District Court entered final judgment against us and awarded Cordis $702 million in damages and interest. As a result of the Court’s ruling, we increased our previously established accruals related to this matter by $334 million. of. On October 10, 2008, we appealed the damage award and the oral argument was held on June 5, 2009. On September 29, 2009, the parties executed a settlement of this suit and 13 other intellectual property lawsuits. In connection with the settlement, we made a payment of $716 million to Johnson & Johnson, inclusive of interest on October 1, 2009. The settlement payment was within our reserve for the NIR® suit.

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
On October 16, 2008, we received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance and Senator Herb Kohl, Chairman, United States Senate Special Committee on Aging, requesting information regarding payments made to the Cardiovascular Research Foundation, Columbia University and certain affiliated individuals. Additionally, the letter requests information regarding the COURAGE trial. We responded to the Senators’ requests in late 2008 and early 2009.
On November 13, 2008, we received a subpoena from the Attorney General of the State of New York requesting documents and information related to hedges and forward contracts primarily concerning our executive officers and directors. We have responded to the Attorney General’s request.
Guidant is a defendant in a complaint in which the plaintiff alleges a right of recovery under the Medicare secondary payer (or MSP) private right of action, as well as related claims. Plaintiff claims as damages double the amount paid by Medicare in connection with devices that were the subject of the product communications. The case was pending in the MDL in the U.S. District Court for the District of Minnesota, subject to the general stay order imposed by the MDL presiding judge. On September 24, 2009, the final individual plaintiff in this case settled and the complaint was dismissed.
On August 7, 2008, Thermal Scalpel LLC filed suit against us and numerous other medical device companies alleging infringement of a patent related to an electrically heated surgical cutting instrument exclusively licensed to them. The suit was filed in the U.S. District Court for the Eastern District of Texas seeking monetary and other further relief. In December 2009, the case was settled and dismissed with prejudice.
On November 26, 2005, Angiotech and we filed suit against Occam International, BV in The Hague, The Netherlands seeking a preliminary injunction against Occam’s drug-eluting stent products based on infringement of patents owned by Angiotech and licensed to us. On January 27, 2006, the Court denied our request for a preliminary injunction. Angiotech and we have appealed the Court’s decision. This case is currently dormant.
On February 26, 2008, fifteen pharmaceutical and medical device manufacturers, including Boston Scientific, received a letter from Senator Charles E. Grassley, ranking member of the United States Senate Committee on Finance regarding their plans to enhance the transparency of financial relationships with physicians and medical organizations. On March 7, 2008, we responded to the Senator.
On September 25, 2002, we filed suit against Medinol alleging Medinol’s NIRFlex™ and NIRFlex™ Royal products infringe a patent owned by us (the Keith patent). The suit was filed in the District Court of The Hague, The Netherlands seeking cross-border, monetary and injunctive relief. On September 10, 2003, the Dutch Court ruled that the patent was invalid. On December 14, 2006, an appellate decision was rendered upholding the trial court ruling. On March 6, 2009, the Dutch Supreme Court reversed the appellate court decision and sent the case back to the appellate court for further proceedings. The case has been dismissed pursuant to a settlement agreement with Medinol. In accordance with our 2006 settlement agreement with Medinol, the case is no longer being pursued.
Litigation-related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. In 2009, we recorded litigation-related charges of $2.002 billion, associated primarily with an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. In addition, in November 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005. Further, during 2009, we recorded charges of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, and reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million. In 2008, we recorded litigation-related charges of $334 million as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson, and, in 2007, recorded litigation-related charges of $365 million, associated with this case. Each of these matters is discussed above.
Note M — Stockholders’ Equity
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2009 and 2008, we had no shares of preferred stock issued or outstanding.
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

We did not repurchase any shares of our common stock during 2009, 2008 or 2007. Approximately 37 million shares remain under previous share repurchase authorizations. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions and alliances. There were no shares in treasury as of December 31, 2009 or 2008.
Note N — Stock Ownership Plans
Employee and Director Stock Incentive Plans
On May 6, 2008, our shareholders approved an amendment and restatement of our 2003 Long-Term Incentive Plan (LTIP), increasing the number of shares of our common stock available for issuance under the plan by 70 million shares. Together with our 2000 LTIP, the plans provide for the issuance of up to 160 million shares of common stock. Shares reserved for future equity awards under our stock incentive plans totaled approximately 109 million as of December 31, 2009. Together, the Plans cover officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the plans in recognition of the achievement of long-term performance objectives established by the Committee.
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
The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
(in millions)	2009	2008	2007

Cost of products sold	$22	$21	$19
Selling, general and administrative expenses	89	88	76
Research and development expenses	33	29	27

	144	138	122
Less: income tax benefit	(45)	(41)	(35)

	$99	$97	$87

Net loss per common share — basic	$0.07	$0.06	$0.06
Net loss per common share — assuming dilution	$0.07	$0.06	$0.06
Stock Options
We generally use the Black-Scholes option-pricing model to calculate the grant-date fair value of our stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2009, 2008 and 2007 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2009	2008	2007

Options granted (in thousands)	14,153	4,905	1,969
Weighted-average exercise price	$8.61	$12.53	$15.55
Weighted-average grant-date fair value	$3.92	$4.44	$6.83

Black-Scholes Assumptions
Expected volatility	45%	35%	35%
Expected term (in years, weighted)	6.0	5.0	6.3
Risk-free interest rate	1.80% – 3.04%	2.77% – 3.77%	4.05% – 4.96%
Expected Volatility
We use our historical volatility and implied volatility as a basis to estimate expected volatility in our valuation of stock options.
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
Information related to stock options for 2009, 2008 and 2007 under stock incentive plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (in years)	(in millions)

Outstanding as of January 1, 2007	83,031	$18
Granted	1,969	16
Exercised	(7,190)	12
Exchanged for DSUs	(6,599)	33
Cancelled/forfeited	(2,470)	24

Outstanding as of December 31, 2007	68,741	$17
Granted	4,905	13
Exercised	(4,546)	8
Cancelled/forfeited	(8,034)	19

Outstanding as of December 31, 2008	61,066	$17
Granted	14,153	9
Exercised	(411)	7

Cancelled/forfeited	(10,096)	17

Outstanding as of December 31, 2009	64,712	$15	4.6	$10

Exercisable as of December 31, 2009	47,747	$16	3.2	$6
Expected to vest as of December 31, 2009	15,283	11	8.6	4

Total vested and expected to vest as of December 31, 2009	63,030	$15	4.5	$10

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
The total intrinsic value of stock options exercised in 2009 was $1 million, $19 million in 2008 and $28 million in 2007.
Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2009, 2008, and 2007, including those issued in connection with our stock option exchange program discussed above, is as follows:

		Weighted
	Non-Vested	Average
	Stock Award	Grant-
	Units	Date Fair
	(in thousands)	Value

Balance as of January 1, 2007	9,875	$26
Option exchange grants	1,115	16
Other grants	9,545	17
Vested (1)	(778)	29
Forfeited	(1,621)	22

Balance as of December 31, 2007	18,136	$20
Granted	13,557	12
Vested (1)	(3,856)	21
Forfeited	(3,183)	18

Balance as of December 31, 2008	24,654	$16
Granted	12,703	8
Vested (1)	(5,895)	16
Forfeited	(3,572)	20

Balance as of December 31, 2009	27,890	$12

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.
The total vesting date fair value of stock award units that vested was approximately $51 million in 2009, $47 million in 2008 and $15 million in 2007.
2009 CEO Award
During the second quarter of 2009, we granted a market-based award of up to 1.25 million deferred stock units to our newly appointed chief executive officer. The attainment of this award is based on the individual’s continued employment and our stock reaching certain specified prices prior to December 31, 2012. We determined the fair value of the award to be approximately $5 million, based on a Monte Carlo simulation using the following assumptions:

Stock price on date of grant	$9.51
Expected volatility	45%
Contractual term (in years)	3.5
Risk-free rate	1.99%
We will recognize the expense in our consolidated statements of operations using an accelerated attribution method.
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
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. Statement No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of eight percent to all unvested stock awards as of December 31, 2009, which represents the portion that we expect will be forfeited each year over the vesting period. We will re-evaluate this analysis periodically and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2009:

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Vesting
	Cost	Period
	(in millions)(1)	(in years)

Stock options	$38
Non-vested stock awards	188

	$226	2.0

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.
Employee Stock Purchase Plans
In 2006, our stockholders approved and adopted a new global employee stock purchase plan, which provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. Under the employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 90 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. This discount was reduced from 15 percent to ten percent effective for the offering period beginning July 1, 2007. As of December 31, 2009, there were approximately nine million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2009	2008	2007

Shares issued or to be issued	4,056	3,505	3,418
Range of purchase prices	$7.09 – $8.10	$6.97 – $10.37	$10.47 – $13.04

We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $9 million in expense associated with our employee stock purchase plan in 2009, $7 million in 2008 and $13 million in 2007.
In connection with our acquisition of Guidant, we assumed Guidant’s employee stock ownership plan (ESOP), which matched employee 401(k) contributions in the form of stock. As part of the Guidant purchase accounting, we recognized deferred costs of $86 million for the fair value of the shares that were unallocated on the date of acquisition. Common stock held by the ESOP was allocated among participants’ accounts on a periodic basis until these shares were exhausted and were treated as outstanding in the computation of earnings per share. As of December 31, 2009 and 2008, all of the common stock held by the ESOP had been allocated to employee accounts. Allocated shares of the ESOP were charged to expense based on the fair value of the common stock on the date of transfer. We recognized compensation expense of $12 million in 2008 and $23 million in 2007 related to the plan. Effective June 1, 2008, this plan was merged into our 401(k) Retirement Savings Plan.
Note O — Earnings per Share
We generated net losses in 2009, 2008 and 2007. Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 8.0 million for 2009, 5.8 million for 2008, and 13.1 million for 2007 due to our net loss position in these years.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 48 million stock options for 2009, 51 million stock options for 2008, and 43 million for 2007, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.
Note P — Segment Reporting
During 2009, we reorganized our international structure to provide more direct sales focus in the marketplace. Accordingly, we have revised our reportable segments to reflect the way we currently manage and view our business and have reclassified below previously reported segment results to be consistent with the 2009 presentation. Each of our reportable segments generates revenues from the sale of medical devices. As of December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting (formerly FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information). In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2009	2008	2007
		(restated)	(restated)
Net sales

United States	$4,675	$4,487	$4,522
EMEA	1,827	1,816	1,783
Japan	844	807	826
Inter-Continental	719	667	677

Net sales allocated to reportable segments	8,065	7,777	7,808
Sales generated from divested businesses	8	66	555
Impact of foreign currency fluctuations	115	207	(6)

	$8,188	$8,050	$8,357

Depreciation expense

United States	$47	$42	$40
EMEA	8	8	5
Japan	4	4	6
Inter-Continental	5	5	2

Depreciation expense allocated to reportable segments	64	59	53
Manufacturing operations	212	218	192
Corporate expenses and foreign exchange	47	44	53

	$323	$321	$298

Loss before income taxes

United States	$1,019	$1,000	$1,214
EMEA	852	865	923
Japan	469	488	520
Inter-Continental	326	286	276

Operating income allocated to reportable segments	2,666	2,639	2,933
Manufacturing operations	(381)	(407)	(621)
Corporate expenses and currency exchange	(483)	(394)	(462)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(2,185)	(2,800)	(1,244)
Amortization expense	(511)	(543)	(620)

Operating loss	(894)	(1,505)	(14)
Other expense, net	(414)	(526)	(555)

	$(1,308)	$(2,031)	$(569)

	As of December 31,
Total assets	2009	2008

United States	$2,050	$2,455
EMEA	1,301	1,643
Japan	265	266
Inter-Continental	417	357

Total assets allocated to reportable segments	4,033	4,721
Goodwill	12,404	12,421
Other intangible assets	6,731	7,244
All other corporate and manufacturing operations assets	2,009	2,753

	$25,177	$27,139

Enterprise-Wide Information (based on actual currency exchange rates)
Net sales

	Year Ended December 31,
(in millions)	2009	2008	2007

Cardiac Rhythm Management	$2,413	$2,286	$2,124
Electrophysiology	149	153	147

Cardiac Rhythm Management Group	2,562	2,439	2,271

Interventional Cardiology	2,859	2,879	3,016
Peripheral Interventions	661	684	692

Cardiovascular Group	3,520	3,563	3,708

Neurovascular	348	360	352

Endoscopy	1,006	943	866
Urology/Gynecology	456	431	403

Endosurgery Group	1,462	1,374	1,269

Neuromodulation	285	245	204

Subtotal	8,177	7,981	7,804

Divested businesses	11	69	553

	$8,188	$8,050	$8,357

United States	$4,675	$4,487	$4,522
Japan	988	861	797
Other foreign countries	2,514	2,633	2,485

	8,177	7,981	7,804
Divested businesses	11	69	553

	$8,188	$8,050	$8,357

Long-lived assets

	As of December 31,
(in millions)	2009	2008	2007

United States	$1,210	$1,159	1,342
Ireland	251	246	235
Other foreign countries	267	323	138

Property, plant and equipment, net	1,728	1,728	1,715
Goodwill	12,404	12,421	15,103
Other intangible assets	6,731	7,244	7,964

	$20,863	$21,393	$24,782

Note Q — New Accounting Standards
Standards Implemented
In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (codified within ASC Topic 105, Generally Accepted Accounting Principles), which establishes the FASB Accounting Standards Codification™ (ASC) as the

single source of authoritative U.S. GAAP. The Codification™ supersedes all previous non-SEC accounting and reporting standards. We adopted Statement No. 168 for our third quarter ended September 30, 2009 and have conformed all references to accounting literature in this Annual Report to the appropriate reference within the Codification™. All new authoritative guidance is issued in the form of ASC Updates. We have provided dual-referencing for those standards that we adopted prior to the issuance of the Codification™. The adoption of this standard did not have any impact on our financial position or results of operations.
Statement No. 165 (codified within ASC Topic 855)
In May 2009, the FASB issued Statement No. 165, Subsequent Events (codified within ASC Topic 855, Subsequent Events), which establishes general standards of accounting for and disclosure of events occurring after the balance sheet date, but before the financial statements are issued or available to be issued. We adopted Statement No. 165 for our second quarter ended June 30, 2009. Its adoption did not impact our results of operations or financial condition. Refer to Note A — Significant Accounting Policies for more information regarding our evaluation of subsequent events.
Statement No. 161 (codified within ASC Topic 815)
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities, (codified within ASC Topic 815, Derivatives and Hedging), which amends Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. Statement No. 161 requires increased qualitative, quantitative, and credit-risk disclosures, including (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position and financial performance. We adopted Statement No. 161 as of our first quarter ended March 31, 2009. Refer to Note C — Fair Value Measurements for more information.
Statement No. 141(R) (codified within ASC Topic 805)
In December 2007, the FASB issued Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) retains the fundamental requirements of Statement No. 141, but requires the recognition of all assets acquired and liabilities assumed in a business combination at their fair values as of the acquisition date. It also requires, for acquisitions involving contingent consideration, the recognition of a liability equal to the expected fair value of future contingent payments at the acquisition date. Additionally, Statement No. 141(R) supersedes FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Further, Statement No. 141(R) requires that we recognize changes in acquired income tax uncertainties (applied to acquisitions before and after the adoption date) as income tax expense or benefit. We were required all other provisions of Statement No. 141(R) prospectively for any acquisitions on or after January 1, 2009. We did not consummate any material business combinations during 2009.
New Standards to be Implemented
ASC Update No. 2009-13

In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple deliverable revenue arrangements. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations or financial position.
ASC Update No. 2009-17
In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We are required to adopt Update No. 2009-17 for our first quarter ending March 31, 2010. We do not believe the adoption of Update No. 2009-17 will have a significant impact on our future results of operations or financial position.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2009
Net sales	$2,010	$2,074	$2,025	$2,079
Gross profit	1,403	1,444	1,396	1,369
Operating income (loss)	11	275	51	(1,231)
Net (loss) income	(13)	158	(94)	(1,075)

Net (loss) income per common share — basic	$(0.01)	$0.10	$(0.06)	$(0.71)
Net (loss) income per common share — assuming dilution	$(0.01)	$0.10	$(0.06)	$(0.71)

2008
Net sales	$2,046	$2,024	$1,978	$2,002
Gross profit	1,466	1,420	1,323	1,372
Operating income (loss)	580	303	28	(2,416)
Net income (loss)	322	98	(62)	(2,394)

Net income (loss) per common share — basic	$0.22	$0.07	$(0.04)	$(1.59)
Net income (loss) per common share — assuming dilution	$0.21	$0.07	$(0.04)	$(1.59)
Our reported results for 2009 included intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges and discrete tax items (after tax) of: $201 million in the first quarter, $36 million in the second quarter, $278 million in the third quarter and $1.270 billion in the fourth quarter. These charges consisted primarily of: asset impairment charges associated primarily with certain Urology-related intangible assets; purchased research and development charges related to the acquisition of certain technology rights; gains on the sale of non-strategic investments and other credits related to prior period business divestitures; litigation-related net charges associated primarily with the settlement of patent litigation matters with Johnson & Johnson and an agreement in principle with the U.S. Department of Justice related to a U.S. Government investigation of Guidant Corporation; restructuring and restructuring-related costs attributable to our Plant Network Optimization program and 2007 Restructuring plan; and discrete tax benefits related to certain tax positions taken in a prior period.
Our reported results for 2008 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges and discrete tax items (after tax) of: $74 million of net credits in the first quarter, $98 million of net charges in the second quarter, $202 million of net charges in the third quarter and $2.570 billion of net charges in the fourth quarter. These charges consisted of: goodwill and intangible asset impairment charges; a gain related to the receipt of an acquisition-related milestone from Abbott Laboratories; purchased research and development charges, attributable primarily to the acquisitions of Labcoat, Ltd. and CryoCor, Inc.; restructuring charges associated with our Plant Network Optimization program and 2007 Restructuring plan; gains and losses associated with the sale of certain non-strategic businesses and investments; litigation-related charges resulting primarily from a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson; and discrete tax benefits related to certain tax positions taken in a prior period.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer and Executive Vice President — Finance & Information Systems and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2009, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting is contained in Item 7.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION.
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our directors and executive officers as of February 10, 2010, were as follows:

DIRECTORS
John E. Abele	73	Director; Founder
Katharine T. Bartlett	62	Director; A. Kenneth Pye Professor of Law, Duke University School of Law
Bruce L. Byrnes	61	Director; Retired Vice Chairman of the Board, The Procter & Gamble Company
Nelda J. Connors	44	Director; President of the Electrical and Metal Products division of Tyco International
J. Raymond Elliott	60	President and Chief Executive Officer and Director
Marye Anne Fox, Ph.D.	62	Director; Chancellor, University of California, San Diego
Ray J. Groves	74	Director; Ombudsman for Standard & Poor’s; Retired Chairman and Chief Executive Officer, Ernst & Young LLP
Ernest Mario, Ph.D.	71	Director; Chairman and Chief Executive Officer, Capnia, Inc.
N.J. Nicholas, Jr.	70	Director; Private Investor
Pete M. Nicholas	68	Director; Founder, Chairman of the Board
John E. Pepper	71	Director; Chairman of the Board of Directors of The Walt Disney Company; Co-Chair, National Underground Railroad Freedom Center
Uwe E. Reinhardt, Ph.D.	72	Director; Professor of Political Economy and Economics and Public Affairs, Princeton University
Senator Warren B. Rudman	79	Director; Former U.S. Senator; Co-Chairman, Albright Stonebridge Group; Of Counsel, Paul, Weiss, Rifkind, Wharton, & Garrison LLP
John E. Sununu	45	Director; Former U.S. Senator

EXECUTIVE OFFICERS
Brian R. Burns	45	Senior Vice President, Global Quality
Jeffrey D. Capello	45	Executive Vice President, Chief Accounting Officer and Corporate Controller (Executive Vice President and Chief Financial Officer, effective March 1, 2010)
Fredericus A. Colen	57	Executive Vice President and Chief Technology Officer
Joseph M. Fitzgerald	46	Senior Vice President and President, Endovascular
James Gilbert	52	Executive Vice President, Strategy and Business Development
William H. Kucheman	60	Executive Vice President and President, Cardiology, Rhythm and Vascular Group
Jean Fitterer Lance	48	Senior Vice President and Chief Compliance Officer
Sam R. Leno	64	Executive Vice President, Finance and Information Systems and Chief Financial Officer (Executive Vice President and Chief Operations Officer, effective March 1, 2010)
Andrew N. Milani	50	Senior Vice President, Human Resources
Stephen F. Moreci	58	Senior Vice President, Global Sales Operations
J. Michael Onuscheck	43	Senior Vice President and President, Neuromodulation

John B. Pedersen	47	Senior Vice President and President, Urology and Women’s Health
Michael P. Phalen	50	Senior Vice President and President, Endoscopy
Timothy A. Pratt	60	Executive Vice President, General Counsel and Chief Administrative Officer
Kenneth J. Pucel	43	Executive Vice President, Global Operations
Pete M. Nicholas, our co-founder, has been Chairman of the Board since 1995. He has been a Director since 1979 and served as our Chief Executive Officer from 1979 to March 1999 and Co-Chairman of the Board from 1979 to 1995. Prior to joining Boston Scientific, he was corporate director of marketing and general manager of the Medical Products Division at Millipore Corporation, a medical device company, and served in various sales, marketing and general management positions at Eli Lilly and Company. He is currently Chairman Emeritus of the Board of Trustees of Duke University. Mr. Nicholas is also a Fellow of the American Academy of Arts and Sciences and Vice Chairman of the Trust for that organization. He also serves on several for profit and not for profit boards including CEOs for Fundamental Change in Education and the Boys and Girls Club of Boston. After college, Mr. Nicholas served as an officer in the U.S. Navy, resigning his commission as lieutenant in 1966. Mr. Nicholas received a B.A. degree from Duke University, and an M.B.A. degree from The Wharton School of the University of Pennsylvania. He is the brother of N.J. Nicholas, Jr., one of our directors.
John E. Abele, our co-founder, has been a Director of Boston Scientific since 1979. Mr. Abele was our Treasurer from 1979 to 1992, our Co-Chairman from 1979 to 1995 and our Vice Chairman and Founder, Office of the Chairman from February 1995 to March 1996. Mr. Abele is also the owner of The Kingbridge Centre and Institute, a 120-room conference center in Ontario that provides special services and research to businesses, academia and government. He was President of Medi-tech, Inc. from 1970 to 1983, and prior to that served in sales, technical and general management positions for Advanced Instruments, Inc. Mr. Abele is the Chairman of the Board of the F.I.R.S.T. (For Inspiration and Recognition of Science and Technology) Foundation and is also a member of several not-for-profit boards. He is a member of the President’s Council of Olin College. Mr. Abele received a B.A. degree from Amherst College.
Katharine T. Bartlett became a Director of Boston Scientific in August 2009. Ms. Bartlett has been a full-time member of the Duke University School of Law faculty since 1983 and is the A. Kenneth Pye Professor of Law at the Duke University School of Law, where she served as Dean from 2000 until 2007. She is a member of the executive committee of the Association of American Law Schools. Ms. Bartlett earned a B.A. degree from Wheaton College, magna cum laude, Phi Beta Kappa; an M.A. degree from Harvard University; and a J.D. degree from the Boalt Hall School of Law at the University of California, Berkeley, where she served as an editor of the Law Review.
Bruce L. Byrnes became a Director of Boston Scientific in August 2009. Mr. Byrnes is a retired Vice Chairman of the Board for The Procter & Gamble Company. During his 38-year career with Procter & Gamble, Mr. Byrnes served as Vice Chairman of the Board and as President for several global divisions, including health care. Mr. Byrnes is a Director of Cincinnati Bell Inc., and he served as a trustee of the Cincinnati Art Museum. He holds a B.A. degree from Princeton University.
Nelda J. Connors became a Director of Boston Scientific in December 2009. Ms. Connors is the President of the Electrical and Metal Products division of Tyco International. Prior to joining Tyco in 2008, she held several positions in operations and general management at Eaton Corporation, including Vice President, Global Clutch Division and Operational Excellence from 2007 until 2008, Vice President and General Manager, Asia Pacific, Fluid Power Group from 2004 to 2007 and Vice President, Manufacturing Operational Excellence, Power Group from 2002 to 2004. From 1997 to 2002, Ms. Connors was employed in a number of executive and management capacities with Ford Motor Company and Ford of Europe. Prior to working with Ford, Ms. Connors was employed by Chrysler and Mogami Denki, a Toyota supplier. She began her career as an engineer with Monsanto Corporation. She is a founders’ board member of Governors State University. Ms. Connors holds B.S. and M.S. degrees in mechanical engineering from the University of Dayton.
J. Raymond Elliott became our President, Chief Executive Officer and a Director in July 2009. He had previously been a Director of Boston Scientific from September 2007 to May 2009. Mr. Elliott was the Chairman of Zimmer Holdings, Inc. until November 2007 and was Chairman, President and Chief Executive Officer of Zimmer Holdings, Inc. from March 2001 to May 2007. Mr. Elliott was appointed President of Zimmer, Inc. in November 1997. Mr. Elliott has more than 35 years of experience in orthopedics, medical devices and consumer products. He has served as a director on more than 20 business-related boards in the U.S., Canada, Japan and Europe and has served on six occasions as Chairman. He has served as a member of the board of directors and chair of the orthopedic sector of the Advanced Medical Technology Association (AdvaMed) and was a director of the Indiana Chamber of Commerce, the American Swiss Foundation and Bausch & Lomb Corporation. Mr. Elliott has served as the Indiana representative on the President’s State Scholars Program and as a trustee of the Orthopaedic Research and Education Foundation (OREF). He holds a bachelor’s degree from the University of Western Ontario, Canada.
Marye Anne Fox has been a Director of Boston Scientific since 2001. Dr. Fox has been Chancellor of the University of California, San Diego and Distinguished Professor of Chemistry since August 2004. Prior to that, she served as Chancellor of North Carolina State University and Distinguished University Professor of Chemistry from 1998 to 2004. From 1976 to 1998, she was a member of the faculty at the University of Texas, where she taught chemistry and held the Waggoner Regents Chair in Chemistry from 1991 to 1998. She served as the University’s Vice President for Research from 1994 to 1998. Dr. Fox has served as the Co-Chair of the National Academy of Sciences’ Government-University-Industry Research Roundtable and served on President Bush’s Council of Advisors on Science and Technology. She has served as the Vice Chair of the National Science Board. She also serves on the boards of a number of other scientific, technological and civic organizations, and is a member of the boards of directors of Red Hat Corp., W.R. Grace Co. and the Camille and Henry Dreyfus Foundation. She has been honored by a wide range of educational and professional organizations, and she has authored more than 350 publications, including five books. Dr. Fox holds a B.S. in Chemistry from Notre Dame College, an M.S. in Organic Chemistry from Cleveland State University, and a Ph.D. in Organic Chemistry from Dartmouth College.
Ray J. Groves has been a Director of Boston Scientific since 1999. Mr. Groves has been the Ombudsman for Standard & Poor’s since 2009. From 2001 to 2005, Mr. Groves served in various roles at Marsh Inc., including President, Chairman and Senior Advisor, and is a former member of the board of directors of its parent company, Marsh & McLennan Companies, Inc. He served as Chairman of Legg Mason Merchant Banking, Inc. from 1995 to 2001. Mr. Groves served as Chairman and Chief Executive Officer of Ernst & Young LLP for 17 years until his retirement in 1994. Mr. Groves currently serves as a member of the boards of directors of the Colorado Physicians Insurance Company and Group Ark Insurance Holdings, Ltd. Mr. Groves is a member of the Council on Foreign Relations. He is a former member of the Board of Governors of the American Stock Exchange and the National Association of Securities Dealers. Mr. Groves is former Chairman of the board of directors of the American Institute of Certified Public Accountants. He is a director and co-Treasurer of Nursing and Home Care, Inc., a member and former Chair of the board of directors of The Ohio State University Foundation, a member of the Dean’s Advisory Council of the Fisher College of Business and a member of the Board of Directors of the New York Chapter of the National Association of Corporate Directors. He is a former member of the Board of Overseers of The Wharton School of the University of Pennsylvania and served as the Chairman of its Center for the Study of the Service Sector. Mr. Groves is an advisory director of the Metropolitan Opera Association. Mr. Groves received a B.S. degree from The Ohio State University.
Ernest Mario has been a Director of Boston Scientific since 2001. He has been the Chairman and Chief Executive Officer of Capnia, Inc. since August 2007. From 2003 to July 2007, Dr. Mario was Chairman of Reliant

Pharmaceuticals. From 2003 to 2006, he was also the chief executive officer of Reliant Pharmaceuticals. Prior to joining Reliant Pharmaceuticals in April 2003, he was the Chairman of IntraBiotics Pharmaceuticals, Inc. from April 2002 to April 2003. Dr. Mario also served as Chairman and Chief Executive Officer of Apothogen, Inc., a pharmaceutical company, from January 2002 to April 2002 when Apothogen was acquired by IntraBiotics. Dr. Mario served as the Chief Executive of Glaxo Holdings plc from 1989 until March 1993 and as Deputy Chairman and Chief Executive from January 1992 until March 1993. From 1993 to 1997, Dr. Mario served as Co-Chairman and Chief Executive Officer of ALZA Corporation, a research based pharmaceutical company with leading drug delivery technologies, and Chairman and Chief Executive Officer from 1997 to 2001. Dr. Mario presently serves on the boards of directors of Maxygen, Inc., Pharmaceutical Product Development, Inc., Avid Radiopharmaceuticals, Inc. and Celgene Corporation. He was a Trustee of Duke University from 1988 to June 2007 and in July 2007 he retired as Chairman of the Board of the Duke University Health System which he chaired from its inception in 1996. He is a past Chairman of the American Foundation for Pharmaceutical Education and serves as an advisor to the pharmacy schools at the University of Maryland, the University of Rhode Island and The Ernest Mario School of Pharmacy at Rutgers University. Dr. Mario holds a B.S. in Pharmacy from Rutgers, and an M.S. and a Ph.D. in Physical Sciences from the University of Rhode Island.
N.J. Nicholas, Jr. has been a Director of Boston Scientific since 1994 and is a private investor. Previously, he served as President of Time, Inc. from September 1986 to May 1990 and Co-Chief Executive Officer of Time Warner, Inc. from May 1990 until February 1992. Mr. Nicholas is a director of Xerox Corporation and Time Warner Cable, Inc. He has served as a member of the President’s Advisory Committee for Trade Policy and Negotiations and the President’s Commission on Environmental Quality. Mr. Nicholas is a Trustee of the Environmental Defense Fund and a member of the Council of Foreign Relations. Mr. Nicholas received an A.B. degree from Princeton University and an M.B.A. degree from Harvard Business School. He is the brother of Pete M. Nicholas, Chairman of the Board.
John E. Pepper has been a Director of Boston Scientific since 2003 and he previously served as a director of Boston Scientific from November 1999 to May 2001. Mr. Pepper has been Chairman of the Board of Directors of The Walt Disney Company since January 2007. He is also Co-Chair of the board of directors of the National Underground Railroad Freedom Center and served as its Chief Executive Officer until May 2007. Previously he served as Vice President for Finance and Administration of Yale University from January 2004 to December 2005. He served as Chairman of the executive committee of the board of directors of The Procter & Gamble Company until December 2003. Since 1963, he has served in various positions at Procter & Gamble, including Chairman of the Board from 2000 to 2002, Chief Executive Officer and Chairman from 1995 to 1999, President from 1986 to 1995 and director since 1984. He is a member of the executive committee of the Cincinnati Youth Collaborative. Mr. Pepper graduated from Yale University in 1960 and holds honorary doctoral degrees from Yale University, The Ohio State University, Xavier University, University of Cincinnati, Mount St. Joseph College and St. Petersburg University (Russia).
Uwe E. Reinhardt has been a Director of Boston Scientific since 2002. Dr. Reinhardt is the James Madison Professor of Political Economy and Professor of Economics and Public Affairs at Princeton University, where he has taught since 1968. Dr. Reinhardt is a senior associate of the University of Cambridge, England and serves as a Trustee of the Duke University Health System, H&Q Healthcare Investors, H&Q Life Sciences Investors and Hambrecht & Quist Capital Management LLC. He is also the Commissioner of the Kaiser Family Foundation Commission on Medicaid and the Uninsured and a member of the boards of directors of Amerigroup Corporation and Legacy Hospital Partners, Inc. During 2007 through 2009, he served as President of the International Health Economics Association. In October, 2009, Dr. Reinhardt was awarded by Germany’s President the Bundesverdienstkreuz (German Federal Merit Medal) for his work in international health economics and policy. Dr. Reinhardt received a Bachelor of Commerce degree from the University of Saskatchewan, Canada and a Ph.D. in Economics from Yale University.

Senator Warren B. Rudman has been a Director of Boston Scientific since 1999. Senator Rudman is Co-Chairman of Albright Stonebridge Group and has been Of Counsel to the international law firm Paul, Weiss, Rifkind, Wharton & Garrison LLP since January 2003. Previously, he was a partner of the firm since 1992. Prior to joining the firm, he served two terms as a U.S. Senator from New Hampshire from 1980 to 1992. He serves on the boards of directors of several funds managed by the Dreyfus Corporation, is a Senior Advisor to Promontory Financial Group LLC, and a consultant to Raytheon Company. He is the founding co-chairman of the Concord Coalition. Senator Rudman received a B.S. from Syracuse University and an LL.B. from Boston College Law School and served in the U.S. Army during the Korean War.
John E. Sununu became a Director in April 2009. For the past six years Mr. Sununu served as a U.S. Senator from New Hampshire. He was a member of the Committees on Banking, Commerce, Finance and Foreign Relations, and he was appointed the Congressional Representative to the United Nations General Assembly. Before his election to the Senate, Mr. Sununu served three terms as a Member of the U.S. House of Representatives from New Hampshire’s 1st District. He was Vice Chairman of the Budget Committee and a member of the Appropriations Committee. During his 12 years in Congress, he drafted and helped pass several important pieces of legislation, including the Internet Tax Freedom Act, the Survivors Benefit Act and the New England Wilderness Act. Prior to serving in Congress, Mr. Sununu served as Chief Financial Officer for Teletrol Systems, a manufacturer of building control systems. He serves on the Board of Managers for ConvergEx Holdings LLC and the Board of Directors of Time Warner Cable, Inc. He holds B.S. and M.S. degrees in Mechanical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Business School.
Brian R. Burns is our Senior Vice President, Global Quality, a position that he has held since December 2004. Mr. Burns was our Vice President of Cardiology Quality Assurance from January 2002 to January 2003 and our Director of Quality Assurance from April 2000 to January 2002. Prior to joining Boston Scientific, Mr. Burns held various positions with Cardinal Healthcare, Allegiance Healthcare and Baxter Healthcare. Mr. Burns received his B.S. degree in chemical engineering from the University of Arkansas.
Jeffrey D. Capello will become our Executive Vice President and Chief Financial Officer effective March 1, 2010. He has been our Senior Vice President, Chief Accounting Officer and Corporate Controller since June 2008, and was elected a member of our Executive Committee on January 1, 2009. Prior to joining us, he was the Senior Vice President and Chief Financial Officer with responsibilities for Business Development at PerkinElmer, Inc. from January 2006 to June 2008. Prior to that, he was the Vice President of Finance, Corporate Controller and Treasurer of PerkinElmer, Inc. from January 2006 to June 2008. Prior to that, he was the Vice President of Finance, Corporate Controller, Chief Accounting Officer and Treasurer of PerkinElmer, Inc. from June 2001 to December 2005. From 1991 to June 2001, he held various positions including that of partner from 1997 to 2001 at PriceWaterhouseCoopers LLP, a public accounting firm initially in the United States and later in the Netherlands. During 2008, Mr. Capello served on the Board of Directors of Sirtris Pharmaceuticals, Inc. and served both as a member and the chair of its Audit Committee. He received his B.S. in business administration from the University of Vermont and an M.B.A. degree from the Harvard Business School and is also a certified public accountant.
Fredericus A. Colen became our Executive Vice President and Chief Technology Officer in February 2010 after serving as our Executive Vice President and Group President, Cardiac Rhythm Management (CRM) since May 2009. Previously, he was our Executive Vice President, Operations and Technology for CRM from March 2006 to April 2009. Mr. Colen joined Boston Scientific in 1999 as Vice President of Research and Development of Scimed and, in February 2001, he was promoted to Senior Vice President, Cardiovascular Technology of Scimed. At the same time, he was appointed Chief Technology Officer (CTO) and Senior Vice President of Boston Scientific. In 2004, Mr. Colen was promoted to Executive Vice President while continuing his role as CTO with responsibility for the company’s Clinical Sciences, Regulatory Affairs, Corporate R&D, and strategic technology direction. Before joining Boston Scientific, he worked for several medical device companies, including Guidant Corporation, where he launched the Delta TDDD Pacemaker platform, and St. Jude Medical, where he served as Managing Director for the European subsidiary of the Cardiac Rhythm Management Division and as Executive Vice President, responsible for worldwide R&D for implantable pacemaker systems. He was the Vice President of the International Association of Prosthesis Manufacturers (IAPM) in Brussels from 1995 to 1997. Mr. Colen was educated in The Netherlands and Germany and holds the U.S. equivalent of a Master’s Degree in Electrical Engineering with a focus on medical technology from the Technical University in Aachen, Germany.
Joseph M. Fitzgerald is our Senior Vice President and President, Endovascular. Mr. Fitzgerald was appointed to this position and elected an executive officer in February 2010. He was President of our Peripheral Interventions business from June 2008 to February 2010 and President and General Manager of our Electrophysiology business from July 2005 to June 2008. Previously, Mr. Fitzgerald held a variety of management positions in Boston Scientific’s Neurovascular and Peripheral Interventions businesses. This included numerous regional and divisional sales management assignments up to and including his roles as Vice President, Global Marketing for the Neurovascular business from January 2001 to July 2005 and Vice President of U.S. Sales for the Neurovascular business from November 1997 to January 2001. Mr. Fitzgerald joined Boston Scientific in 1990 as a sales representative. Prior to joining Boston Scientific, Mr. Fitzgerald was with Anheuser Busch, Inc., where he held a variety of sales, marketing, and training assignments. Mr. Fitzgerald earned a B.S. in Business from Indiana University and an M.B.A. from Southern Illinois University with a concentration in marketing and finance.
James Gilbert is our Executive Vice President, Strategy and Business Development, a position he has held since May 2007. Mr. Gilbert oversees Business Development, Marketing Strategy and Analysis, E-Marketing, and Health Economics and Reimbursement functions. He is also responsible for directing and supporting our corporate strategy process. Formerly, he was our Group President, Cardiovascular and was responsible for our Cardiovascular Group, which included the Peripheral Interventions, Vascular Surgery, Neurovascular, Electrophysiology and Cardiac Surgery businesses from June 2006 to May 2007. Prior to this role, Jim served as a Senior Vice President and led our E-Marketing, Marketing Science, Corporate Sales and National Accounts, and Health Economics and Reimbursement functions. Prior to joining Boston Scientific in 2004, Mr. Gilbert spent 23 years with Bain & Company, where he served as a partner and director and was the managing partner of Bain’s Global Healthcare Practice. Mr. Gilbert received his B.S. degree in industrial engineering and operations research from Cornell University and his M.B.A. from Harvard Business School.
William H. Kucheman became our Executive Vice President and President, Cardiology, Rhythm and Vascular Group in February 2010 after serving as our Senior Vice President and Group President of the Cardiovascular Group since November 2006. Prior to this, he was our Senior Vice President of Marketing from June 2001 to November 2006. In this role, he was responsible for the global marketing functions of our Cardiovascular group and all Corporate Marketing functions. He oversaw the commercialization strategy for our TAXUS® paclitaxel-eluting coronary stent system, defined and developed our Reimbursement and Outcomes Planning functions, and initiated Marketing Science and e-Marketing programs. Prior to that, Mr. Kucheman was our Vice President, Corporate Marketing and our Vice President, Strategic Marketing from February 1995 to June 2001. Mr. Kucheman joined the Company in 1995 as a result of our acquisition of SCIMED Life Systems, Inc. Prior to joining Boston Scientific, Mr. Kucheman held a variety of management positions in sales and marketing for SCIMED, Charter Medical Corporation, and Control Data Corporation. He began his career at the United States Air Force Academy Hospital and later was Healthcare Planner, Office of the Surgeon General, for the United States Air Force Medical Service. Mr. Kucheman has served on several industry boards including the board of directors of the Global Health Exchange, the Committee on Payment and Policy and AdvaMed. Mr. Kucheman earned a B.S. and a M.B.A. from Virginia Polytechnic Institute.

Jean Fitterer Lance is our Senior Vice President and Chief Compliance Officer. Ms. Lance was appointed to this position and elected an executive officer in February 2010. Formerly, she was Vice President and General Counsel — Cardiovascular. She previously led the Cardiovascular Corporate Legal Department in providing legal support on a wide variety of divisional and compliance related matters. Jean is a member of AdvaMed’s Code of Ethics Working Group and has been actively engaged in the development of the 2005 AdvaMed Code of Ethics on Interactions with HCPs and the 2008 revisions to the AdvaMed Code of Ethics. Prior to joining the Company in 1996, Ms. Lance was the General Counsel and Vice President of Human Resources of Red Line HealthCare Corporation, formerly a subsidiary of Novartis, A.G. She previously practiced with the national law firm of Sonnenschein Nath & Rosenthal in Chicago, Illinois, where she specialized in corporate law with an emphasis in health law. Ms. Lance earned a B.S. degree with honors in Accounting with French and business administration minors Minnesota State University – Mankato and her Juris Doctorate degree, with honors, from the University of Minnesota Law School, where she was a member of The University of Minnesota Law Review.
Sam R. Leno will become our Executive Vice President and Chief Operations Officer effective as of March 1, 2010. He is currently our Chief Financial Officer and Executive Vice President of Finance and Information Systems. Mr. Leno joined us in June 2007 from Zimmer Holdings, Inc. where he served as its Executive Vice President, Finance and Corporate Services and Chief Financial Officer, a position to which he was appointed in December 2005. From October 2003 to December 2005, Mr. Leno served as Executive Vice President, Corporate Finance and Operations, and Chief Financial Officer of Zimmer. From July 2001 to October 2003, Mr. Leno served as Senior Vice President and Chief Financial Officer of Zimmer. Prior to joining Zimmer, Mr. Leno served as Senior Vice President and Chief Financial Officer of Arrow Electronics, Inc. from March 1999 until he joined Zimmer. Between 1971 and March 1999, Mr. Leno held various chief financial officer and other financial positions with several U.S. based companies, and he previously served as a U.S. Naval Officer. Mr. Leno is a member of the Board of Directors of TomoTherapy Incorporated and is a member of its Audit Committee. Mr. Leno earned a B.S. degree in Accounting from Northern Illinois University and an M.B.A. from Roosevelt University.
Andrew N. Milani has been our Senior Vice President of Human Resources since December 2009 and is responsible for Company-wide Human Resources efforts, including HR services to all Boston Scientific businesses and functions, as well as corporate recruiting, compensation, benefits, policies, training, and leader development. From June 2009 through December 2009, Mr. Milani was Vice President of Government and Special Operations Programs, within the Government and Defense Programs Group at AAR Corp., a leading provider of products and services for the Aerospace and Defense sectors. Prior to joining AAR Corp., Mr. Milani was Chief of Staff for the United States Army Special Operations Command (USASOC), the Army’s largest Service Component Command, and the Army Component of the U.S. Special Operations Command. He was responsible for recruiting, organizing, training, equipping, deploying, and sustaining Special Forces, Rangers, Special Operations Aviation, Civil Affairs, and Psychological Operations Forces — a 28,000 person-force. He serves on the Board of Directors for the Special Operations Fund and the National Executive Board of the Army Aviation Association of America. He is also the President of the USASOC Soldier, Family and Command Support Association, Inc.. Mr. Milani earned a B.S. Degree in Accounting from Loyola University of Chicago, an M.A. in Business Administration from Webster University, an M.S. Degree in Strategic Arts from the U.S. Army War College, and he is a graduate of the British High Command and Staff College.
Stephen F. Moreci became our Senior Vice President, Global Sales Operations in February 2010 after serving as our Senior Vice President and Group President, Endosurgery since December 2000. Mr. Moreci joined Boston Scientific in 1989 as Vice President and General Manager for our Cardiac Assist business. In 1991, he was appointed Vice President and General Manager for our Endoscopy business. In 1994, Mr. Moreci was promoted to Group Vice President for our Urology and Women’s Health businesses. In 1997, he assumed the role of President of our Endoscopy business. In 1999, he was named President of our Vascular business, which included peripheral interventions, vascular surgery and oncology. In 2001, he assumed the role of Group President, Endosurgery, responsible for our urology/women’s health, oncology, endoscopy and Endovations businesses. Prior to joining Boston Scientific, Mr. Moreci had a 13-year career in medical devices, including nine years with Johnson & Johnson and four years with DermaCare. Mr. Moreci received a B.S. degree from Pennsylvania State University.
J. Michael Onuscheck is our Senior Vice President and President of the Neuromodulation business, a position he has held since 2008. Mr. Onuscheck joined Boston Scientific in 2004 with our acquisition of Advanced Bionics as the Vice President of Sales and Clinical Services in our Auditory business. He served as our Vice President of Sales and Marketing for the Boston Scientific’s Pain Management business from September 2004 until February 2010. Previously, Mr. Onuscheck held a variety of management positions at Medtronic in spinal reconstructive surgery and stereotactic image guided surgery. Prior to Medtronic, he worked for Pfizer Inc., where he held a variety of sales and marketing assignments. He is currently a director of the California Health Institute and is also a director and Vice President of the Michael Hoefflin Foundation, a pediatric cancer foundation. Mr. Onuscheck earned a B.A. in Business Administration and Psychology from Washington and Jefferson College.
John B. Pedersen is our Senior Vice President and President, Urology and Women’s Health. Mr. Pedersen was appointed to this position and elected an executive officer in February 2010. Previously, he was President of our Urology and Women’s Health business from 2008 to 2010, President of our Peripheral Interventions (PI) business from 2007 to 2008, President of our Urology and Women’s Health business from 2001 to 2006, and President of our Neurovascular business from 1998 to 2001. He joined the Company in 1996 as Director of New Business Development. Before joining Boston Scientific, Mr. Pedersen was a Senior Engagement Manager for McKinsey & Company. Mr. Pedersen earned a B.A. from Princeton University, completed coursework with Thomas Jefferson Medical College, and earned an M.B.A. from Harvard Business School. He is a member of the New England Chapter of the Young President’s Organization.
Michael P. Phalen is our Senior Vice President and President, Endoscopy. Mr. Phalen was appointed to this position and elected an executive officer in February 2010. From January 2001 to February 2010, he was our Vice President and President, Endoscopy. He joined the Company in 1988 and has held a variety of management positions. Prior to becoming President of the Endoscopy business, Mr. Phalen was Vice President, Business Unit Manager for Endoscopic Surgery and Vice President of Global Marketing for Endoscopy. Prior to these appointments, he held positions as Director of Marketing, Group Product Manager, Regional Sales Manager, Product Manager and Territory Manager. Before joining the Company, Mr. Phalen held management positions with MD Technology, Kendall Healthcare and Pennwalt Pharmaceuticals. He earned his B.S. in General Science from Villanova University and an M.B.A. from Fairleigh Dickinson University.
Timothy A. Pratt became our Executive Vice President, General Counsel and Chief Administrative Officer in February 2010. Mr. Pratt also serves as our Secretary and is responsible for worldwide management of our legal functions, Global Regulatory Affairs, Human Resources and Corporate Communications. Mr. Pratt joined the Company in May 2008 as Executive Vice President, Secretary and General Counsel. Previously, Mr. Pratt worked for the law firm of Shook, Hardy & Bacon. He joined the firm in 1977 and became partner in 1981. He concentrated his practice in the defense of pharmaceutical and medical device litigation and toxic tort cases. Mr. Pratt is a member of the board of directors for the Advanced Medical Technology Association (AdvaMed) which advocates for a legal, regulatory, and economic environment that advances global health care. He is also a director on the board for the New England Legal Foundation, a not-for-profit public interest organization whose mission is promoting public discourse on the proper role of free enterprise in our society and in the courtroom. Mr. Pratt is a member of the Association of Corporate Counsel and the General Counsel Roundtable. He is also active in the Federation of Defense and Corporate Counsel, where he serves as a director on their board. Mr. Pratt received his Bachelor of Arts degree at Tarkio College and graduated Order of the Coif from Drake University Law School, where he served one year as editor-in-chief of the Drake Law Review. After graduating, Mr. Pratt was law clerk to Judge Floyd R. Gibson of the U.S. Court of Appeals for Eighth Circuit.

Kenneth J. Pucel is our Executive Vice President, Global Operations, a position he has held since November 2006 having responsibility for our manufacturing plants and Distribution Centers in the U.S., Ireland, Costa Rica, Puerto Rico and The Netherlands. Previously, he was our Senior Vice President, Operations from December 2004 to November 2006. Prior to that Mr. Pucel was our Vice President and General Manager, Operations from September 2002 to December 2004 and our Vice President of Operations from June 2001 to September 2002 and before that he held various positions in the Company’s Cardiovascular Group, including Manufacturing Engineer, Process Development Engineer, Operations Manager, Production Manager and Director of Operations. Mr. Pucel received a Bachelor of Science degree in Mechanical Engineering with a focus on Biomedical Engineering from the University of Minnesota.
The remaining information required by this Item is set forth in our Proxy Statement to be filed with the SEC on or about March 29, 2010 and is incorporated by reference into this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 29, 2010, is incorporated by reference into this Annual Report on Form 10-K.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 29, 2010, is incorporated by reference into this Annual Report on Form 10-K.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 29, 2010, is incorporated by reference into this Annual Report on Form 10-K.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item and set forth in our Proxy Statement to be filed with the SEC on or about March 29, 2010, is incorporated by reference into this Annual Report on Form 10-K.

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
(a)(3) Exhibits (* documents filed with this report, # compensatory plans or arrangements)

EXHIBIT
NO.	TITLE
1.1
Underwriting Agreement, dated December 10, 2009, as supplemented by the Terms Agreement, dated December 10, 2009, among Boston Scientific Corporation, Banc of America Securities LLC, Deutsche Bank Securities Inc. and J.P. Morgan Securities Inc. (Exhibit 1.1, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

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

4.5	Form of First Supplemental Indenture dated as of April 21, 2006 (Exhibit 99.4, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.6	Form of Second Supplemental Indenture dated as of April 21, 2006 (Exhibit 99.6, Current Report on Form 8-K dated April 21, 2006, File No. 1-11083).

4.7	5.45% Note due June 15, 2014 in the aggregate principal amount of $500,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

EXHIBIT
NO.	TITLE
4.8	5.45% Note due June 15, 2014 in the aggregate principal amount of $100,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 25, 2004, File No. 1-11083).

4.9	Form of Global Security for the 5.125% Notes due 2017 in the aggregate principal amount of $250,000,000 (Exhibit 4.3, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

4.10	Form of Global Security for the 4.250% Notes due 2011 in the aggregate principal amount of $250,000,000 (Exhibit 4.2, Current Report on Form 8-K dated November 18, 2004, File No. 1-11083).

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

4.13	Indenture dated as of June 1, 2006 between the Company and JPMorgan Chase Bank, N.A., as Trustee (Exhibit 4.1, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.14	Form of Global Security for the 6.00% Notes due 2011 in the aggregate principal amount of $600,000,000 (Exhibit 4.2, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.15	Form of Global Security for the 6.40% Notes due 2016 in the aggregate principal amount of $600,000,000 (Exhibit 4.3, Current Report on Form 8-K dated June 9, 2006, File No. 1-11083).

4.16	4.500% Senior Note due January 15, 2015 in the aggregate principal amount of $850,000,000 (Exhibit 4.2, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.17	6.000% Senior Note due January 15, 2020 in the aggregate principal amount of $850,000,000 (Exhibit 4.3, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

4.18	7.375% Senior Note due January 15, 2040 in the aggregate principal amount of $300,000,000 (Exhibit 4.4, Current Report on Form 8-K dated December 10, 2009, File No. 1-11083).

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

10.3
Form of Amendment No. 2 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 5, 2009 by and among Boston Scientific Corporation, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083).

EXHIBIT
NO.	TITLE
10.4
Form of Omnibus Amendment dated as of December 21, 2006 among the Company, Boston Scientific Funding Corporation, Variable Funding Capital Company LLC, Victory Receivables Corporation and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (Amendment No. 1 to Receivables Sale Agreement and Amendment No. 9 to Credit and Security Agreement) (Exhibit 10.2, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).

10.5
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No.
1-11083).

10.6
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

10.7
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.8
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

10.9	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).

EXHIBIT
NO.	TITLE
10.10
Form of Retention Agreement between Boston Scientific Corporation and certain Executive Officers, as amended (Exhibit 10.1, Current Report on Form 8-K dated February 20, 2007 and Exhibit 10.6, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.11	Form of Change in Control Agreement between Boston Scientific Corporation and certain Executive Officers (Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.12	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.13	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.14	Form of Non-Qualified Stock Option Agreement (vesting over two years) (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.15	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.16	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.17	Form of Deferred Stock Unit Award Agreement (vesting over four years) (Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.18	Form of Deferred Stock Unit Award Agreement (vesting over two years) (Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.19	Form of Non-Qualified Stock Option Agreement (Non-employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.20	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.21	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.22
Boston Scientific Corporation 401(k) Retirement Savings Plan, as Amended and Restated, Effective January 1, 2001, and amended (Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2002, Exhibit 10.12, Annual Report on Form 10-K for the year ended December 31, 2003, Exhibit 10.1, Current Report on Form 8-K dated September 24, 2004, Exhibit 10.52, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.21, Annual Report on Form 10-K for year ended December 31, 2007, Exhibit 10.2, Current Report on Form 8-K dated December 16, 2008, and Exhibit 10.4, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.23
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 2006, Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.6, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.24
Boston Scientific Corporation Non–Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (Exhibit 10.1, Current Report on Form 8-K dated October 28, 2008, File No. 1-11083).#

EXHIBIT
NO.	TITLE
10.25
Boston Scientific Corporation 1992 Non-Employee Directors’ Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).#

10.26
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.27
Boston Scientific Corporation 2000 Long Term Incentive Plan, as amended (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, and Exhibit 10.3, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.28
Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.29
Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.30
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.31	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).

10.32	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.33	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.34	Form of 2009 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.35	Form of 2010 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.36	Form of 2010 Performance Share Program (Exhibit 10.2, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.37	Form of Non-Qualified Stock Option Agreement (Executive) (Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

EXHIBIT
NO.	TITLE
10.38	Form of Deferred Stock Unit Award Agreement (Executive) (Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.39	Form of Non-Qualified Stock Option Agreement (Special) (Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.40	Form of Deferred Stock Unit Award Agreement (Special) (Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.41*	Form of Performance Share Unit Award Agreement.#

10.42
Embolic Protection Incorporated 1999 Stock Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).#

10.43
Quanam Medical Corporation 1996 Stock Plan, as amended (Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).#

10.44
RadioTherapeutics Corporation 1994 Stock Incentive Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 31, 2004, File No. 1-11083).#

10.45	Guidant Corporation 1994 Stock Plan, as amended (Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.46	Guidant Corporation 1996 Nonemployee Director Stock Plan, as amended (Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.47	Guidant Corporation 1998 Stock Plan, as amended (Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.48	Form of Guidant Corporation Option Grant (Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.49
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.50
Promissory Note between BSC International Holding Limited (“Borrower”) and Abbott Laboratories (“Lender”) dated April 21, 2006 in the aggregate principal amount of $900,000,000 (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, File No. 1-11083).

EXHIBIT
NO.	TITLE
10.51
Decision and Order of the Federal Trade Commission in the matter of Boston Scientific Corporation and Guidant Corporation finalized August 3, 2006 (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.52
Boston Scientific Executive Allowance Plan, as amended (Exhibit 10.53, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated October 30, 2007, and Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-11083).#

10.53
Boston Scientific Executive Retirement Plan, as amended (Exhibit 10.54, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.5, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.54
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006, as amended (2000 Long-Term Incentive Plan) (Exhibit 10.56, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.7, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.55
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006, as amended (2003 Long-Term Incentive Plan) (Exhibit 10.57, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.8, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.56	Form of Severance Pay and Layoff Notification Plan as Amended and Restated effective as of November 1, 2007 (Exhibit 10.1, Current Report on Form 8-K dated November 1, 2007, File No. 1-11083).#

10.57	Form of Offer Letter between Boston Scientific and Sam R. Leno dated April 11, 2007 (Exhibit 10.1, Current Report on Form 8-K dated May 7, 2007, File No. 1-11083).#

10.58	Form of Deferred Stock Unit Award dated June 5, 2007 between Boston Scientific and Sam R. Leno (Exhibit 10.1, Quarterly Report on Form 10-Q for quarter ended June 30, 2007, File No. 1-11083).#

10.59	Form of Non-Qualified Stock Option Agreement dated June 5, 2007 between Boston Scientific and Sam R. Leno (Exhibit 10.2, Quarterly Report on Form 10-Q dated June 30, 2007, File-No. 1-11083).#

10.60	Form of Offer Letter between Boston Scientific and Jeffrey D. Capello dated May 16, 2008.#

10.61	Form of Non-Qualified Stock Option Agreement dated February 24, 2009 between Boston Scientific and James R. Tobin (Exhibit 10.2, Current Report on Form 8-K dated February 20, 2009, File No. 1-1183).#

10.62
Form of Transition and Retirement Agreement dated June 25, 2009 between Boston Scientific Corporation and James R. Tobin (Exhibit 10.1, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.63	Form of Offer Letter between Boston Scientific Corporation and J. Raymond Elliott dated June 22, 2009 (Exhibit 10.2, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

EXHIBIT
NO.	TITLE
10.64
Form of Retention Agreement between Boston Scientific Corporation and J. Raymond Elliott, effective as of July 13, 2009 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083). #

10.65
Form of Settlement Agreement and Non-Exclusive Patent Cross-License dated January 29, 2010 by and between Boston Scientific Corporation and Boston Scientific Scimed, Inc., and Johnson & Johnson (Exhibit 10.1, Current Report of Form 8-K dated January 29, 2010, File No.1-11083).

10.66*	Form of Plea Agreement and Sentencing Stipulations executed as of February 24, 2010.

10.67*	Form of Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Boston Scientific Corporation.

10.68*	Form of Performance Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009. #

10.69*	Form of Restricted Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009. #

11*	Statement regarding computation of per share earnings (included in Note O to the Company’s 2009 consolidated financial statements for the year ended December 31, 2009 included in Item 8).

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Company’s subsidiaries as of February 19, 2010.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007; (ii) the Consolidated Statements of Financial Position as of December 31, 2009 and 2008; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; (v) the notes to the Consolidated Financial Statements, tagged as blocks of text; and (vi) Schedule II - Valuation and Qualifying Accounts, tagged in block text format.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 25, 2010	By:	/s/ Sam R. Leno
Sam R. Leno
Chief Financial Officer

Dated: February 25, 2010	By:	/s/ Jeffrey D. Capello
Jeffrey D. Capello
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: February 25, 2010	By:	/s/ John E. Abele
John E. Abele
Director, Founder

Dated: February 25, 2010	By:	/s/ Katharine T. Bartlett
Katharine T. Bartlett
Director

Dated: February 25, 2010	By:	/s/ Bruce L. Byrnes
Bruce L. Byrnes
Director

Dated: February 25, 2010	By:	/s/ Nelda J. Connors
Nelda J. Connors
Director

Dated: February 25, 2010	By:	/s/ J. Raymond Elliott
J. Raymond Elliott
Director, President and Chief Executive Officer

Dated: February 25, 2010	By:	/s/ Marye Anne Fox, Ph.D.
Marye Anne Fox, Ph.D.
Director

Dated: February 25, 2010	By:	/s/ Ray J. Groves
Ray J. Groves
Director

Dated: February 25, 2010	By:	/s/ Ernest Mario, Ph.D.
Ernest Mario, Ph.D.
Director

Dated: February 25, 2010	By:	/s/ N.J. Nicholas, Jr.
N.J. Nicholas, Jr.
Director

Dated: February 25, 2010	By:	/s/ Pete M. Nicholas
Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 25, 2010	By:	/s/ John E. Pepper
John E. Pepper
Director

Dated: February 25, 2010	By:	/s/ Uwe E. Reinhardt, Ph.D.
Uwe E. Reinhardt, Ph.D.
Director

Dated: February 25, 2010	By:	/s/ Senator Warren B. Rudman
Senator Warren B. Rudman
Director

Dated: February 25, 2010	By:	/s/ John E. Sununu
John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS (in millions)

			Deductions to
	Balance at	Charges to	Allowances for	Charges to
	Beginning of	Costs and	Uncollectible	(Deductions from)	Balance at
Description	Year	Expenses	Accounts (a)	Other Accounts (b)	End of Year
Year Ended December 31, 2009:
Allowances for uncollectible accounts and sales returns and allowances	$131	27	(14)	(34)	$110

Year Ended December 31, 2008:
Allowances for uncollectible accounts and sales returns and allowances	$137	8	(11)	(3)	$131

Year Ended December 31, 2007:
Allowances for uncollectible accounts and sales returns and allowances	$135	15	(13)		$137

(a)	Uncollectible amounts written off.

(b)	Represents charges for sales returns and allowances, net of actual sales returns.