Form 10-Q
period 2010-03-31
BOSTON SCIENTIFIC CORP
filed 2010-05-06
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010	Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of March 31, 2010
Common Stock, $.01 par value	1,516,323,967

Page No.
PART I FINANCIAL INFORMATION	3

Item 1. Condensed Consolidated Financial Statements	3

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	67

Item 4. Controls and Procedures	68

PART II OTHER INFORMATION	69

Item 1. Legal Proceedings	69

Item 1A. Risk Factors	69

Item 6. Exhibits	69

SIGNATURE	71
EX-10.1 Form of Offer Letter between Boston Scientific Corporation and Timothy A. Pratt dated April 9, 2008
EX-31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EX-32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, President and Chief Executive Officer
EX-32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Executive Vice President and Chief Financial Officer
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
in millions, except per share data	2010	2009

Net sales	$1,960	$2,010
Cost of products sold	663	607

Gross profit	1,297	1,403

Operating expenses:
Selling, general and administrative expenses	628	651
Research and development expenses	253	257
Royalty expense	51	46
Amortization expense	128	128
Goodwill impairment charge	1,848
Intangible asset impairment charges	60
Acquisition-related milestone	(250)
Restructuring charges	65	23
Litigation-related charges		287

	2,783	1,392

Operating (loss) income	(1,486)	11

Other income (expense):
Interest expense	(93)	(102)
Other, net	4	(6)

Loss before income taxes	(1,575)	(97)
Income tax expense (benefit)	14	(84)

Net loss	$(1,589)	$(13)

Net loss per common share — basic	$(1.05)	$(0.01)
Net loss per common share — assuming dilution	$(1.05)	$(0.01)

Weighted-average shares outstanding
Basic	1,514.5	1,504.8
Assuming dilution	1,514.5	1,504.8
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
in millions, except share data	2010	2009

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$519	$864
Trade accounts receivable, net	1,301	1,375
Inventories	906	920
Deferred income taxes	520	572
Prepaid expenses and other current assets	501	330

Total current assets	3,747	4,061

Property, plant and equipment, net	1,712	1,728
Goodwill	10,555	12,404
Other intangible assets, net	6,542	6,731
Other long-term assets	297	253

	$22,853	$25,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$250	$3
Accounts payable	232	212
Accrued expenses	2,285	2,609
Other current liabilities	146	198

Total current liabilities	2,913	3,022

Long-term debt	5,671	5,915
Deferred income taxes	1,970	1,875
Other long-term liabilities	1,518	2,064

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value — authorized 2,000,000,000 shares, issued 1,516,323,967 shares as of March 31, 2010 and 1,510,753,934 shares as of December 31, 2009	15	15
Additional paid-in capital	16,130	16,086
Accumulated deficit	(5,346)	(3,757)
Accumulated other comprehensive loss, net of tax	(18)	(43)

Total stockholders’ equity	10,781	12,301

	$22,853	$25,177

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(in millions)	2010	2009

Cash (used for) provided by operating activities	$(284)	$261

Investing activities:
Purchases of property, plant and equipment	(70)	(60)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable		50
Payments for acquisitions of businesses, net of cash acquired		(4)
Payments relating to prior period acquisitions		(502)
Payments for investments in companies and acquisitions of certain technologies	(4)	(1)

Cash used for investing activities	(74)	(517)

Financing activities:
Payments on long-term borrowings		(500)
Proceeds from borrowings on revolving credit facility	200
Payments on borrowings from revolving credit facility	(200)
Proceeds from issuances of shares of common stock	14	12

Cash provided by (used for) financing activities	14	(488)

Effect of foreign exchange rates on cash	(1)

Net decrease in cash and cash equivalents	(345)	(744)
Cash and cash equivalents at beginning of period	864	1,641

Cash and cash equivalents at end of period	$519	$897

Supplemental Information

Non-cash financing activities:
Stock-based compensation expense	$56	$45
See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2009 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note L — Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note K — Commitments and Contingencies for more information.
NOTE B — GOODWILL AND OTHER INTANGIBLE ASSETS
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship-hold and product removal actions associated with our U.S. implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) products announced on March 15, 2010, described in Item 2 of this Quarterly Report, and the potential corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. Cardiac Rhythm Management (CRM) reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a $1.848 billion, on both a pre-tax and after-tax basis, goodwill impairment charge associated with our U.S. CRM reporting unit. This loss is an estimate that will be finalized in the second quarter of 2010 due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test. This loss does not impact our compliance with our debt covenants or our cash flows.
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit, as described in our accounting policies in our 2009 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate discount rate to apply.
As a result of the ship-hold and product removal actions, we estimate that our U.S. defibrillator market share will decrease approximately 400 basis points exiting 2010, as compared to our market share exiting 2009, and will negatively impact our 2010 U.S. CRM revenues by approximately $300 million. We are working with our physician and patient customers to recapture lost market share; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship-hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of growth in new markets and increased competitive and pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates over our 15-year DCF, as well as our terminal value growth rate, by approximately a couple of hundred basis points.

The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market participant risk-adjusted weighted-average cost of capital (WACC), used in determining our discount rate.
The aggregate amount of goodwill that remains associated with our U.S. CRM reporting unit is approximately $1.4 billion as of March 31, 2010. In addition, the remaining book value of our CRM amortizable intangible assets, which have been allocated to our U.S. CRM reporting unit, is approximately $3.8 billion as of March 31, 2010. We tested our CRM amortizable intangible assets as of March 31, 2010 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment loss, the carrying value of our U.S. CRM business unit currently exceeds its fair value. As a result, we expect that the U.S. CRM reporting unit may be susceptible to future impairment charges. Future events that could have a negative impact on the fair value of our U.S. CRM reporting unit include, but are not limited to:
•	an inability to regain the trust of the implanting physician community and minimize loss of market share following the ship-hold and product removal of our ICD and CRT-D systems in the U.S.;

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	decreases in estimated market sizes due to pricing pressures;

•
declines in our market share and penetration assumptions due to increased competition, an inability to launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	negative developments in intellectual property litigation that may impact our ability to market certain products;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets.
Negative changes in one or more of these factors could result in additional impairments.
The following is a summary of our other intangible asset balances as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(in millions)	2010	2009
Core technology	$6,854	$6,854
Other intangible assets	2,358	2,384

	9,212	9,238
Less: accumulated amortization	(2,670)	(2,507)

	$6,542	$6,731

During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment in accordance with our accounting policies and recorded a $60 million charge to write down the balance of these intangible assets to their fair value. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations.
NOTE C — FINANCIAL INSTRUMENTS
Derivative Instruments and Hedging Activities
We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.
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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of March 31, 2010 and December 31, 2009 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.827 billion as of March 31, 2010 and $2.760 billion as of December 31, 2009.
We recognized net losses of $21 million in earnings on our cash flow hedges during the first quarter of 2010, as compared to net gains of $16 million during the first quarter of 2009. All currency cash flow hedges outstanding as of March 31, 2010 mature within 36 months. As of March 31, 2010, $12 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $44 million as of December 31, 2009. As of March 31, 2010, $6 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities and certain short-term earnings and cash flow exposures related to our Japanese operations that do not qualify for hedge accounting under Topic 815. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.993 billion as of March 31, 2010 and $1.982 billion as of December 31, 2009.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative instruments outstanding as of March 31, 2010 or December 31, 2009.
In prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $3 million as of March 31, 2010 and December 31, 2009, and unamortized losses of $7 million as of March 31, 2010 and $8 million as of December 31, 2009, related to the fixed-to-floating interest rate contracts. In addition, we had net gains within AOCI related to terminated floating-to-fixed treasury locks of $10 million as of March 31, 2010 and $11 million as of December 31, 2009.
During the first quarter of 2010, we recognized in earnings an immaterial amount of net gains related to our previously terminated interest rate derivative contracts. As of March 31, 2010, $6 million of net gains, net of tax, are recorded in AOCI to recognize the effective portion of these instruments, as compared to $7 million of net gains as of December 31, 2009. As of March 31, 2010, an immaterial amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarter of 2010 and 2009 (in millions).

		Amount of Gain
	Amount of Gain	(Loss)
	(Loss)	Reclassified from		Amount of Gain (Loss)
	Recognized in	AOCI into		Recognized in Earnings on
	OCI	Earnings		Ineffective Portion and
	(Effective	(Effective	Location in Statement of	Amount Excluded from		Location in Statement of
Cash Flow Hedges	Portion)	Portion)	Operations	Effectiveness Testing*		Operations
Three Months Ended March 31, 2010
Interest rate contracts		$1	Interest expense
Currency hedge contracts	$67	(21)	Cost of products sold

	$67	$(20)

Three Months Ended March 31, 2009
Interest rate contracts	$(2)	$(10)	Interest expense**	$(2	)***	Interest expense
Currency hedge contracts	128	16	Cost of products sold

	$126	$6		$(2)

*	Other than described in ***, the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis during the first quarter of 2010 and 2009.

**
We had $8 million of gains recorded in AOCI as of March 31, 2009 relating to floating-to-fixed treasury looks terminated during 2005 and 2006. We recognized less than $1 million as a reduction in interest expense during the first quarter of 2009 related to these instruments.

***
During the first quarter of 2009, we prepaid $500 million of our term loan, and recognized $2 million of ineffectiveness in accordance with Topic 815 on interest rate contracts for which there was no longer an underlying exposure.

		Amount of Gain
		(Loss) Recognized in
	Location	Earnings (in millions)
Derivatives Not Designated as	in Statement of	Three Months Ended March 31,
Hedging Instruments	Operations	2010	2009

Currency hedge contracts	Other, net	$(7)	$54

		$(7)	$54

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by $3 million in net gains from foreign currency transaction exposures during the first quarter of 2010 and $60 million in net losses from foreign currency transaction exposures during the first quarter of 2009. As a result, we recorded a net foreign currency loss of $4 million during the first quarter of 2010, and a net foreign currency loss of $6 million during the first quarter of 2009, within other, net in our accompanying unaudited condensed consolidated financial statements.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2010, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of March 31, 2010 and December 31, 2009:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2010	2009
Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$45	$20
Currency hedge contracts	Other long-term assets	41	12

		86	32

Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	23	24

Total Derivative Assets		$109	$56

Derivative Liabilities:

Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$41	$64
Currency hedge contracts	Other long-term liabilities	17	29

		58	93

Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	12	17

Total Derivative Liabilities		$70	$110

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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

Our investments in money market funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our money market funds are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with our accounting policies.
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2010:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$261			$261
Currency hedge contracts		$109		109

	$261	$109		$370

Liabilities
Currency hedge contracts		$70		$70

		$70		$70

In addition to $261 million invested in money market funds as of March 31, 2010, we had $173 million of cash invested in short-term time deposits, and $85 million in interest bearing and non-interest bearing bank accounts.
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $59 million as of March 31, 2010 and $58 million as of December 31, 2009. As of March 31 2010, we had $1.462 billion of assets measured at fair value on either a recurring or non-recurring basis using significant unobservable inputs (Level 3). These assets include goodwill attributable to our U.S. CRM reporting unit and certain Peripheral Interventions intangible assets, discussed further below.
During the first quarter of 2010, we recorded $1.908 billion of losses to adjust our goodwill and certain intangible asset balances to their fair values because we deemed the decline in the values of the underlying assets to be other-than-temporary. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note B — Goodwill and Other Intangible Assets, with a carrying amount of $3.296 billion to its implied fair value of $1.448 billion, resulting in a write-down of $1.848 billion. In addition, we wrote down certain of our Peripheral Interventions intangible assets by $60 million, discussed in Note B — Goodwill and Other Intangible Assets, to their estimated fair values of $14 million. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method, classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $5.867 billion as of March 31, 2010 and $6.111 billion as of December 31, 2009. Refer to Note E — Borrowings and Credit Arrangements for a discussion of our debt obligations.
NOTE D — SUPPLEMENTAL BALANCE SHEET INFORMATION
The following are the components of various balance sheet items as of March 31, 2010 and December 31, 2009:
Inventories

	March 31,	December 31,
(in millions)	2010	2009
Finished goods	$658	$671
Work-in-process	82	69
Raw materials	166	180

	$906	$920

Property, plant and equipment, net

	March 31,	December 31,
(in millions)	2010	2009
Property, plant and equipment	$3,184	$3,266
Less: accumulated depreciation	(1,472)	(1,538)

	$1,712	$1,728

Depreciation expense was $74 million for the first quarter of 2010 and $76 million for the first quarter of 2009.
Accrued expenses

	March 31,	December 31,
(in millions)	2010	2009
Legal reserves	$1,172	$1,453
Payroll and related liabilities	368	472
Other	745	684

	$2,285	$2,609

Other long-term liabilities

	March 31,	December 31,
(in millions)	2010	2009
Accrued income taxes	$1,055	$857
Legal reserves	138	863
Retirement plan obligations	108	111
Other long-term liabilities	217	233

	$1,518	$2,064

Accrued warranties
Changes in our product warranty accrual during the first quarter of 2010 and 2009 consisted of the following (in millions):

	2010	2009
|	|
Balance as of December 31 - prior year	$55	$62
Provision	3	5
Settlements/ reversals	(8)	(10)

Balance as of March 31 - current year	$50	$57

NOTE E — BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $5.921 billion as of March 31, 2010 and $5.918 billion as of December 31, 2009. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2010 is as follows:

	Payments due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Abbott Laboratories loan		$900					$900
Senior notes		850			600	$3,600	5,050

		$1,750			$600	$3,600	$5,950

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
We maintain a $1.750 billion, five-year revolving credit facility, which matures in April 2011. Use of borrowings under the revolving credit facility is unrestricted and the borrowings are unsecured. There were no amounts borrowed under this facility as of March 31, 2010 or December 31, 2009. In connection with our patent litigation settlement with Johnson & Johnson discussed in our 2009 Annual Report filed on Form 10-K, we borrowed $200 million against this facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under the credit facility as collateral for the remaining Johnson & Johnson obligation, which reduces availability under the facility by the same amount. The remaining Johnson & Johnson obligation of $725 million must be satisfied on or before January 3, 2011.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	March 31, 2010
|	|
Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.1 times

(1)	Ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
As of March 31, 2010, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.

NOTE F — ACQUISITIONS
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter in 2010 and we received the milestone payment from Abbott, which we have recorded as a gain in the accompanying unaudited condensed consolidated statements of operations.
Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. We did not make any payments related to prior period acquisitions during the first quarter of 2010, and made payments of $502 million in the first quarter of 2009, associated primarily with a final fixed payment of $500 million related to our 2004 acquisition of Advanced Bionics Corporation. As of March 31, 2010, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior acquisitions is approximately $440 million. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $700 million.
NOTE G — RESTRUCTURING-RELATED ACTIVITIES
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in quality, research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio, and redirect research and development and other spending toward higher payoff products in order to enhance our growth potential. These initiatives are described below.
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We provided affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan will continue throughout 2010; all other major activities under the plan were completed as of December 31, 2009.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million, and that approximately $375 million to $385 million of these charges will result in cash outlays, of which we have made payments of $351 million to date. We have recorded related costs of $419 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$207 million to $210 million
Fixed asset write-offs	$31 million
Other (1)	$65 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$16 million to $18 million
Transfer costs (2)	$40 million to $45 million

$425 million to $435 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
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
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially completed by the end of 2011.

We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $180 million of these charges will result in future cash outlays. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected
Type of Cost	to be incurred

Restructuring charges:
Termination benefits	$115 million to $120 million
Asset write-offs	$5 million to $10 million
Other (1)	$40 million to $45 million

Restructuring-related expenses:
Other (2)	$20 million to $25 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs.
We recorded restructuring charges of $65 million in the first quarter of 2010 and $23 million in the first quarter of 2009. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the first quarter of 2010 and $14 million the first quarter of 2009. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended March 31, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$50				$5	$10	$65

Restructuring-related expenses:
Cost of products sold			$2	$12			14
Selling, general and administrative expenses						1	1
Research and development expenses

			2	12		1	15

	$50		$2	$12	$5	$11	$80

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$46				$5	$8	$59
Plant Network Optimization program	1		$2	$6			9
2007 Restructuring plan	3			6		3	12

	$50		$2	$12	$5	$11	$80

Three Months Ended March 31, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$18					$5	$23

Restructuring-related expenses:
Cost of products sold		$1	$2	$7			10
Selling, general and administrative expenses		3					3
Research and development expenses		1					1

		5	2	7			14

	$18	$5	$2	$7		$5	$37

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$3	$5	$1	$4		$5	$18
Plant Network Optimization program	15		1	3			19

	$18	$5	$2	$7		$5	$37

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation — Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Associated with Exit or Disposal Activities). We expect to record additional termination benefits in 2010 and 2011 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees remained employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $382 million and restructuring-related costs of $145 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Termination benefits	$46	$23	$207	$276
Fixed asset write-offs	5		31	36
Other	7		63	70

Restructuring charges	58	23	301	382

Retention incentives			66	66
Accelerated depreciation		8	16	24
Transfer costs		18	35	53
Other	1		1	2

Restructuring-related expenses	1	26	118	145

	$59	$49	$419	$527

In the first quarter of 2010, we made cash payments of $33 million associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $378 million since committing to each plan. Each of these payments were made using cash generated from our operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Three Months Ended March 31, 2010
Termination benefits	$4		$8	$12
Retention incentives			2	2
Transfer costs		$6	6	12
Other	5		2	7

	$9	$6	$18	$33

Program to Date
Termination benefits	$4		$187	$191
Retention incentives			66	66
Transfer costs		$18	35	53
Other	5		63	68

	$9	$18	$351	$378

The following is a rollforward of the restructuring liability associated with each of these initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

				Plant
				Network
	2010 Restructuring Plan			Optimization	2007 Restructuring Plan
	Termination			Termination	Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Benefits	Other	Subtotal	Total
Charges					$158	$10	$168	$168
Cash payments					(23)	(8)	(31)	(31)

Accrued as of December 31, 2007					135	2	137	137
Charges					34	34	68	68
Cash payments					(128)	(35)	(163)	(163)

Accrued as of December 31, 2008					41	1	42	42
Charges				$22	12	17	29	51
Cash payments					(28)	(18)	(46)	(46)

Accrued as of December 31, 2009				22	25	—	25	47
Charges	$46	$8	$54	1	3	3	6	61
Cash payments	(4)	(5)	(9)		(8)	(2)	(10)	(19)

Accrued as of March 31, 2010	$42	$3	$45	$23	$20	$1	$21	$89

NOTE H — COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive (loss) income:

	Three Months Ended
	March 31,
(in millions)	2010	2009

Net loss	$(1,589)	$(13)
Foreign currency translation adjustment	(30)	(6)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	55	76

Comprehensive (loss) income	$(1,564)	$57

Refer to Note C — Financial Instruments for more information on our derivative financial instruments.

NOTE I — EARNINGS PER SHARE
We generated net losses in the first quarter of 2010 and 2009. Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 9.7 million for the first quarter of 2010 and 3.9 million for the first quarter of 2009 due to our net loss position in these periods.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 58 million stock options for the first quarter of 2010 and 65 million for the first quarter of 2009, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately six million shares of our common stock in the first quarter of 2010 and five million shares in the first quarter of 2009 following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan.
NOTE J — INCOME TAXES
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	March 31		Point
	2010	2009	Increase (Decrease)
Reported tax rate	(0.9)%	86.6%	(87.5)%
Impact of certain receipts/charges*	22.2%	(65.6)%	87.8%

	21.3%	21.0%	0.3%

*	These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the first quarter of 2010, as compared to the same period in 2009, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first quarter of 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. Our reported tax rate was also affected by discrete items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third party case. In the first quarter of 2009, these charges included acquisition-, divestiture-, restructuring- and litigation-related charges and a favorable tax ruling on a divestiture-related gain recognized in a prior period, resulting in a $63 million tax benefit, as well as discrete tax items associated primarily with state law changes.
As of March 31, 2010, we had $1.024 billion of gross unrecognized tax benefits, of which a net $894 million, if recognized, would affect our effective tax rate. As of December 31, 2009, we had $1.038 billion of gross unrecognized tax benefits, of which a net $908 million, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefit is attributable primarily to the re-measurement of an uncertain tax position in the amount of $25 million, exclusive of interest, resulting from a favorable court ruling in a similar third party case.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized interest expense related to income taxes of $10 million in the first quarter of 2010 and $11 million in the first quarter of 2009. We had $304 million accrued for gross interest and penalties as of March 31, 2010 and $299 million as of December 31, 2009.

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
During 2009, we received the Revenue Agent’s Report for our federal tax examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We made payments during 2009 with respect to certain agreed-upon adjustments; however, we disagree with other positions contained in the Report and are contesting these positions through applicable IRS and judicial procedures, as appropriate. We also disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Revenue Agent’s Report for Guidant Corporation’s federal tax examination covering years 2001 through 2003, which we received in 2008. Although the final resolution associated with these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $100 million.
NOTE K — COMMITMENTS AND CONTINGENCIES
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson relating to drug-eluting stent delivery systems. We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and liquidity.
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
Our accrual for legal matters that are probable and estimable was $1.310 billion as of March 31, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.0 billion to Johnson & Johnson in connection with the patent litigation settlement for $1.725 billion, plus interest, discussed in our 2009 Annual Report filed on Form 10-K. We will satisfy the remaining obligation to Johnson & Johnson on or before January 3, 2011. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants
In management’s opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2009 Annual Report filed on Form 10-K, or specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.
Litigation with Johnson & Johnson (including its subsidiary, Cordis)
On April 13, 1998, Cordis filed suit against Boston Scientific Scimed and us in the U.S. District Court for the District of Delaware, alleging that our NIR® stent infringes three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed, although two of the claims were not invalid. The District Court also found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that the two patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider and on March 31, 2010, the District Court denied our request for reconsideration. On April 2, 2010, Cordis filed an appeal and on April 9, 2010, we filed a cross appeal.
On September 25, 2006, Johnson & Johnson filed a lawsuit against us, Guidant and Abbott Laboratories in the U.S. District Court for the Southern District of New York. The complaint alleges that Guidant breached certain provisions of the amended merger agreement between Johnson & Johnson and Guidant

(Merger Agreement) as well as the implied duty of good faith and fair dealing. The complaint further alleges that Abbott and we tortiously interfered with the Merger Agreement by inducing Guidant’s breach. The complaint seeks certain factual findings, damages in an amount no less than $5.5 billion and attorneys’ fees and costs. On August 29, 2007, the judge dismissed the tortious interference claims against us and Abbott and the implied duty of good faith and fair dealing claim against Guidant. On February 20, 2009, Johnson & Johnson filed a motion to amend its complaint to reinstate its tortious interference claims against us and Abbott and to add additional breach allegations against Guidant. On February 17, 2010, Johnson & Johnson’s motion to amend the complaint was denied. A trial date has not yet been scheduled.
On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of four U.S. patents (the Wright and Falotico patents) owned by them and of non-infringement of the patents by the PROMUS® coronary stent system, supplied to us by Abbott. On February 21, 2008, Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. On June 25, 2009, we amended our complaints to allege that the four patents owned by Johnson & Johnson and Cordis are unenforceable. On January 20, 2010, the District Court found the four patents owned by Johnson & Johnson and Cordis invalid. On February 17, 2010, Johnson & Johnson and Cordis appealed the District Court’s decision.
On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A Markman hearing is scheduled for May 26, 2010. A trial has not yet been scheduled.
On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the District Court for the District of Minnesota transferred our suit to the U.S. District Court for the District of New Jersey.
On December 4, 2009, Boston Scientific Scimed and we filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed their answer as well as a Motion to Transfer the suit to Delaware. On April 16, 2010, the District Court granted Cordis’ motion to transfer the case to Delaware.
On January 15, 2010, Cordis Corporation filed a complaint against Boston Scientific Scimed and us, alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. A trial has been scheduled for April 9, 2012.
Litigation with Medtronic, Inc.
On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the U.S. District Court for the District of Delaware against us, Guidant Corporation, and Mirowski Family Ventures L.L.C., challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. On November 21, 2008,

Medtronic filed an amended complaint adding unenforceability of the patents. A trial was held in January 2010 and a decision has not yet been rendered.
Litigation with St. Jude Medical, Inc.
Guidant Sales Corp., Cardiac Pacemakers, Inc. and Mirowski Family Ventures L.L.C. are plaintiffs in a suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the U.S. District Court for the Southern District of Indiana alleging infringement of certain implantable cardioverter defibrillator (ICD) systems marketed by St. Jude infringe a patent (the Mirowski patent) licensed to us. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009 the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. On August 19, 2009, the en banc Court of Appeals held that damages are limited to U.S. sales only. On November 16, 2009, Mirowski and we filed a Petition for Writ of Certiorari and on January 11, 2010 the Supreme Court denied the petition. The case has been remanded back to the District Court for a trial on damages. On April 13, 2010, Mirowski and St. Jude reached a settlement in principle.
Litigation with Medinol Ltd.
On December 12, 2008, we submitted a request for arbitration against Medinol with the American Arbitration Association in New York. We are asking the Arbitration panel to enforce a contract between Medinol and us to have Medinol contribute to any final damage award owed to Johnson & Johnson for damages related to the sales of the NIR® stent supplied to us by Medinol. A panel of three arbitrators has been constituted to hear the Arbitration. On February 9, 2010, the arbitration panel found the contract enforceable against Medinol. On February 17, 2010, Medinol filed a motion for reconsideration, and on April 28, 2010, the arbitration panel reaffirmed its February 9, 2010 ruling. Further proceedings to determine the amount of Medinol’s contribution have not yet been scheduled.
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
On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS® Express® coronary stent system, and other products and services related to coronary, carotid and peripheral stents, infringes a patent owned by them (the Wall patent). The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. Wall Cardiovascular Technologies later amended its complaint to add Medtronic, Inc. and Abbott Laboratories to the suit with respect to their drug-eluting stent systems. A Markman hearing has been scheduled for November 3, 2010. Trial is scheduled to begin on April 4, 2011.

On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and on October 20, 2009, we filed an answer to the amended complaint. On March 18, 2010, the District Court dismissed OrbusNeich’s unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. On April 14, 2010, OrbusNeich filed a motion to amend its complaint to add another patent (another Addonizio patent).
On November 17, 2009, Boston Scientific Scimed filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Netherlands alleging that their sale of the Genous stents infringe a patent owned by us (the Keith patent). A hearing has been set for June 18, 2010.
Cardiac Rhythm Management Litigation
Two product liability class action lawsuits and more than 72 individual lawsuits involving approximately 75 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 13 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. The plaintiffs in those cases are eligible to participate in the settlement, and activities in all Minnesota State court cases are currently stayed pending individual plaintiff’s decisions whether to participate in the settlement. Through the end of the fourth quarter of 2009, more than 8,150 claims had been approved for participation in the MDL settlement. As a result, we have made payments of approximately $232 million related to the MDL settlement and may pay up to $2 million more during the second quarter of 2010. Because fewer than 8,400 eligible claimants participated in the MDL settlement no other payments may be due under the settlement agreement. On April 6, 2009 and September 24, 2009, the MDL Court dismissed with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement. Further dismissal orders are expected as additional claimants are approved for participation in the settlement. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts.
We are aware of more than 21 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.

Guidant or its affiliates are defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s product communications. Two of the TPP actions were previously dismissed without prejudice, but have now been revived as a result of the Court’s January 15, 2010 order, and are pending in the U.S. District Court for the District of Minnesota, although they are proceeding separately from the MDL. On February 16, 2010, Guidant filed motions to dismiss both cases. The motions are presently pending. A third action was recently remanded by the MDL court to the Southern District of Florida. Two other TPP actions were pending in state court in Minnesota, but were settled in principle on March 23, 2010. The settled cases were brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates.
Securities Related Litigation
On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, on behalf of themselves and all others similarly situated, each filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and U.S. Department of Justice (DOJ) investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy FDA regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 16, 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall related claims and remanded the matter for further proceedings. On February 25, 2009, the Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. The defendants’ filed a motion for summary judgment and a hearing on the motion was held on April 21, 2010. On April 27, 2010, the Court issued an opinion granting defendants’ motion and on April 28, 2010, the Court entered judgment in defendants’ favor and dismissed the case.
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

On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 (the Second ERISA Action). This new complaint repeats the allegations of the August 23, 2006, Consolidated ERISA Complaint. On September 30, 2009, we and certain of the proposed class representatives in the First and Second ERISA Actions entered into a memorandum of understanding reflecting an agreement-in-principle to settle the First and Second ERISA Actions in their entirety. The proposed settlement has received preliminary approval from the District Court.
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
On April 9, 2010, the City of Roseville Employees’ Retirement System individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported class action suit in the U.S. District Court for the District of Massachusetts. The suit alleges that we and certain of our current and former officers violated certain sections of the Securities Exchange Act of 1934. The suit claims that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business.
On April 14, 2010, we received a letter from the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 (Local 8) demanding that our Board of Directors seek to remedy any legal violations committed by current and former officers and directors during the period beginning April 20, 2009 and continuing through March 12, 2010. The letter alleges that our officers and directors caused us to issue false and misleading statements and failed to disclose material adverse information regarding serious issues with our CRM business.
Governmental Proceedings — BSC
In December 2007, we were informed by the U.S. Attorney’s Office for the Northern Office of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam whistle-blower complaint, which named us and other competitors. The complaint remained under confidential seal until January 11, 2010 when, following the Federal government’s decision not to intervene in the case, the U.S. District Court for the Northern Office of Texas unsealed the complaint.
On June 26, 2008, the DOJ issued to us a separate subpoena under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) pursuant to which the DOJ requested the production of certain documents and information related to our biliary stent business. The HIPAA subpoena was served by the U.S. Attorney’s Office in the District of Massachusetts. We continue to cooperate with the subpoena request and related investigation.
On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint alleges Racketeer Influenced and Corrupt Organizations Act

(RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and seeks monetary and punitive damages. We intend to vigorously defend against its allegations. On May 6, 2009, BSSA France was served the complaint. On July 31, 2009, the plaintiff filed an amended complaint. On January 15, 2010, defendants filed a motion to dismiss the amended complaint.
On March 12, 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. DOJ. The CID requests documents and information relating to reimbursement advice offered by us relating to certain CRM devices. We are cooperating with the request.
On March 22, 2010, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents relating to our March 15, 2010 announcement regarding the ship-hold and product removal actions associated with our ICD and cardiac resynchronization therapy defibrillator (CRT-D) systems, and relating to earlier recalls of our ICD and CRT-D devices. We are cooperating with the request.
On March 22, 2010, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request.
Governmental Proceedings — Guidant
On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the New York’s Consumer Protection Law. In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM® 2 1861 defibrillator from approximately February of 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of the law. The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a VENTAK PRIZM® 2 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. The case was removed from New York State Court in 2005 and transferred to the MDL in the U.S. District Court for the District of Minnesota in 2006. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996. The subpoena requests documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2 and CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the request, including producing a significant volume of documents and providing witnesses for grand jury proceedings. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant will plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the U.S. Attorney for the District of Minnesota and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. We expect to satisfy the obligation during the second quarter of 2010. On April 5, 2010, Guidant formally pled guilty to the two misdemeanor charges. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. Instead, the Court invited the parties to consider a modified agreement fashioned to further serve the public interest, including community service, public education and charitable activities, and suggested the DOJ allocate a portion of the settlement funds to Medicare. The DOJ has also notified us that it has opened an investigation into whether there were civil violations under the False Claims Act related to these products.
On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our CRM products. On March 12, 2010, we were informed that the DOJ would be closing its investigation.

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
Following the unsealing of the whistleblower complaint, we received in August 2009 shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. The matter was referred to a special committee of the Board to investigate and then to make a recommendation to the full Board. On March 19, 2010, the same shareholders filed purported derivative lawsuits in the Superior Court of Middlesex County against the same directors and executive officers named in the demand letters, alleging breach of fiduciary duty in connection with the alleged off-label promotion of surgical cardiac ablation system devices and seeking unspecified damages, costs, and equitable relief. The parties have agreed to defer action on these suits until after a Board of Directors determination whether to pursue the matter.
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim and added new claims. On December 23, 2009, we filed our response opposing the addition of the new claims. A hearing has been scheduled for September 24, 2010.
In March of 2005, we acquired Advanced Stent Technologies, Inc. (AST), a stent development company. On November 25, 2008, representatives of the former stockholders of AST filed two arbitration demands against us with the American Arbitration Association. AST claimed that we failed to exercise commercially reasonable efforts to develop products using AST’s technology in violation of the acquisition agreement. The demands seek monetary and equitable relief. We answered denying any liability. The parties have selected arbitrators and preliminary matters have been presented to the panel. No arbitration date is scheduled
FDA Warning Letter
In January 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We have identified solutions to the quality system issues cited by the FDA and have made significant progress in transitioning our organization to implement those solutions. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system is now in substantial compliance with its Quality System Regulations. The FDA has approved all of our requests for final approval of Class III product submissions previously on hold due to the corporate warning letter and is processing all requests for Certificates to Foreign Governments. In November of 2009 and January of 2010, the FDA reinspected two of our sites to follow-up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter have been removed. The corporate warning letter remains in place pending FDA internal administrative procedures.

Matters Concluded Since January 1, 2010
On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express 2® coronary stent infringes a U.S. patent (the Palmaz patent) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us (the Jang patent). On August 4, 2004, the Court granted a Cordis motion to add our Liberté® coronary stent and two additional patents to the complaint (the Gray patents). On June 21, 2005, a jury found that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe the Palmaz patent and that the Liberté® stent infringes a Gray patent. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our Jang patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stent systems infringe our Jang patent and that the patent is valid. The Court of Appeals also instructed the District Court to dismiss with prejudice any infringement claims against our TAXUS Liberté® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS® Express 2®, Express 2®, Express® Biliary, and Liberté® stents infringe the Palmaz patent and that the patent is valid. The Court of Appeals also affirmed that our Liberté® stent infringes a Gray patent and that the patent is valid. Both parties filed a request for a rehearing and a rehearing en banc with the Court of Appeals, and on June 26, 2009, the Court of Appeals denied both petitions. On September 24, 2009, both parties filed Petitions for Writ of Certiorari before the U.S. Supreme Court which were denied on November 30, 2009. On January 29, 2010, the parties entered into a settlement agreement which resolved these matters. As a result of the settlement, we agreed to pay Johnson & Johnson $1.725 billion, plus interest. We paid $1.000 billion of this obligation during the first quarter of 2010 using $800 million of cash on hand and $200 million of borrowings under our revolving credit facility, and will satisfy the remaining obligation to Johnson & Johnson on or before January 3, 2011. In connection with the settlement, we posted a $745 million letter of credit, reducing our borrowing availability under our credit facility by the same amount.
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
On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005, in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On May 21, 2008, the District Court denied plaintiffs motion to amend the judgment. On June 6, 2008, plaintiffs appealed the judgment to the U.S. Court of Appeals for the Seventh Circuit. On October 21, 2009, the Court of Appeals affirmed the decision of the District Court granting our motion to dismiss the case with prejudice. Plaintiffs filed a motion to reconsider, and on November 20, 2009, the Court of Appeals denied the motion. The plaintiffs did not seek review by the U.S. Supreme Court.
During the first quarter of 2009, we acquired a third-party sterilization facility that was subject to a warning letter from the FDA. The FDA requested documentation and explanations regarding various corrective actions related to the facility. This information was provided to the FDA and the FDA has since re-inspected the facility, issuing no observations, and subsequently removed all restrictions related to the warning letter.
Litigation-related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. In the first quarter of 2009, we recorded a pre-tax charge of $237 million associated with certain patent litigation with Johnson & Johnson. This amount represented an estimate of the low end of the range of potential outcomes related to this matter, and was subsequently settled with Johnson & Johnson for $1.725 billion. We recorded the incremental charges associated with this matter during the fourth quarter of 2009. In addition, during the first quarter of 2009, we recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D. Both of these matters are described in our 2009 Annual Report filed on Form 10-K.
NOTE L — SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of March 31, 2010, and December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting (formerly FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information). In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational and/or of a non-cash nature, such as amounts related to goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
(in millions)	2010	2009
Net sales

United States	$1,066	$1,170
EMEA	487	492
Japan	248	253
Inter-Continental	174	171

Net sales allocated to reportable segments	1,975	2,086
Sales generated from divested businesses	2	4
Impact of foreign currency fluctuations	(17)	(80)

	$1,960	$2,010

Loss before income taxes

United States	$173	$272
EMEA	228	241
Japan	124	149
Inter-Continental	73	79

Operating income allocated to reportable segments	598	741
Manufacturing operations	(100)	(107)
Corporate expenses and currency exchange	(118)	(171)
Goodwill and intangible asset impairment charges; and acquisition-, divestiture-, litigation-, and restructuring- related net charges	(1,738)	(324)
Amortization expense	(128)	(128)

	(1,486)	11
Other expense, net	(89)	(108)

	$(1,575)	$(97)

NOTE M — NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During the first quarter of 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note C – Financial Instruments for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.

ASC Update No. 2009-17
In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of Update No. 2009-17 did not have any impact on our results of operations or financial position.
Standards to be Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple deliverable revenue arrangements. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies which can reduce risk, trauma, cost, procedure time and the need for aftercare. Our business strategy is to lead global markets for less-invasive medical devices by developing and delivering products, services and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate proven economic value.
Recent Events
On March 15, 2010, we announced the ship-hold and removal of field inventory of all implantable cardioverter defibrillator (ICD) systems and cardiac resynchronization therapy defibrillator (CRT-D) systems offered by our Cardiac Rhythm Management (CRM) division in the United States, after determining that two instances of changes in the manufacturing process related to these products were not submitted for approval to the U.S. Food and Drug Administration (FDA). We have since submitted the required documentation and, on April 15, 2010, we received clearance from the FDA for the two manufacturing changes and immediately resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all our defibrillator implant volume in the United States. We are working with our physician and patient customers to recapture lost market share; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship-hold and product removal actions.
During the first quarter of 2010, the CRM ship-hold and product removal actions and the potential corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a $1.848 billion goodwill impairment charge during the quarter. Refer to Quarterly Results for further information.
Financial Summary
Our net sales for the first quarter of 2010 were $1.960 billion, as compared to net sales of $2.010 billion for the first quarter of 2009, a decrease of $50 million or three percent. On a constant currency basis, excluding the impact of foreign currency exchange rates, which contributed $63 million to net sales, our net sales decreased six percent for the first quarter of 2010, as compared to the same period in the prior year. This decrease was due primarily to the ship-hold and product removal actions related to our U.S. CRM business during the quarter, described above, which we estimate negatively impacted our net sales by $72 million in the first quarter of 2010, as compared to the same period in the prior year, as well as a decline in sales of our drug-eluting coronary stent systems. Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net loss for the first quarter of 2010 was $(1.589) billion, or $(1.05) per share. Our reported results for the first quarter of 2010 included goodwill and intangible asset impairment charges; acquisition-related credits, restructuring and restructuring-related costs and amortization expense (after-tax) of $1.840 billion, or $1.21 per share. Excluding these items, net income for the first quarter of 2010 was $251 million, or $0.16 per share. Our reported net loss for the first quarter of 2009 was $(13) million, or $(0.01) per share. Our reported results for the first quarter of 2009 included acquisition-, divestiture- and litigation-related net charges; restructuring and restructuring-related costs; discrete tax items and amortization expense (after-tax) of $302 million, or $0.20 per share. Excluding these items, net income for the first quarter of 2009 was $289 million, or $0.19 per share. Management excludes certain significant items that are considered to be non-operational and/or of a non-cash nature, such as goodwill and intangible asset impairment charges; acquisition-, divestiture-, and litigation-related charges and credits; restructuring and restructuring-related costs; certain discrete tax items and amortization expense to facilitate an evaluation of current operating performance and a comparison to past operating performance, as well as to assess liquidity. Users of our financial statements should consider this financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP measures. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended March 31,
in millions	2010	2009
GAAP net loss	$(1,589)	$(13)
Non-GAAP adjustments:
Goodwill impairment charge	1,848
Intangible asset impairment charges	60
Acquisition-related credits	(250)
Divestiture-related gains		(3)
Restructuring-related charges	80	37
Litigation-related charges		287
Discrete tax items		(63)
Amortization expense	128	128

Non-GAAP adjustments subtotal	1,866	386
Tax impact of reconciling items	(26)	(84)

Non-GAAP net income	$251	$289

Business and Market Overview
Cardiac Rhythm Management
Our first quarter 2010 U.S. CRM product sales were negatively impacted by the ship-hold and product removal actions associated with our ICD and CRT-D systems. We estimate that our U.S. defibrillator market share exiting 2010 will decrease approximately 400 basis points as a result of these product actions, as compared to our market share exiting 2009. Further, overall expectations of future CRM market growth have declined. We estimate that the worldwide CRM market will approximate $11.5 billion in 2010, representing a slight increase over the 2009 market size of $11.1 billion. We have completed a pre-market approval filing with the FDA for an expanded CRT-D indication and, in March 2010, the FDA panel unanimously recommended the agency expand the indication to include certain patients in earlier stages of heart failure. We believe an expanded indication could reasonably be approved by mid-2010, and would potentially create an opportunity to strengthen the CRM market and further enhance our position within that market.
Our CRM net sales represented approximately 27 percent of our consolidated net sales for the first quarter of 2010. Our worldwide CRM net sales decreased $51 million, or eight percent, in the first quarter of 2010, as compared to the first quarter of 2009, due primarily to the U.S. ship-hold and product removal actions. The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
(in millions)	U.S.	International	Total	U.S.	International	Total

ICD systems	$246	$144	$390	$312	$132	$444
Pacemaker systems	80	68	148	84	61	145

CRM products	$326	$212	$538	$396	$193	$589

Our U.S. CRM net sales decreased $70 million, or 18 percent, in the first quarter of 2010 as compared to the first quarter of 2009, driven primarily by the ship-hold and product removal actions involving our ICD and CRT-D systems, discussed above. While we expect some market share loss in the U.S. as a result of these actions, we believe that our COGNIS® CRT-D and TELIGEN® ICD systems, among the world’s smallest and thinnest high-energy devices, will continue to be successful in the U.S. market following our re-launch on April 15, 2010. Further, we are committed to advancing our technologies to strengthen our CRM franchise. In 2010, we will continue to execute on our product pipeline and expect to launch our next-generation line of defibrillators in the U.S. in the first quarter of 2011, which includes new features designed to improve functionality, diagnostic capability and ease of use, and anticipate launching our next-generation INGENIO™ pacemaker system, which leverages the strength of our high-voltage platform and is compatible with our LATITUDE® Patient Management System, in the U.S. in the first half of 2011.
Our international CRM net sales increased $19 million, or 10 percent, in the first quarter of 2010, as compared to the first quarter of 2009. Excluding the impact of foreign currency exchange rates, which contributed $14 million to our first quarter 2010 CRM net sales as compared to the same period in the prior year, international net sales of our ICD systems (including CRT-D systems) increased $2 million, or one percent. Our international pacemaker system net sales increased $3 million, or four percent, excluding the impact of foreign currency exchange rates, in the first quarter of 2010, as compared to the first quarter of 2009, driven primarily by growing adoption of our ALTRUA® family of pacemakers. In addition, in July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have since launched this technology in the majority of our European markets. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. We also plan to launch our next-generation INGENIO™ pacemaker system in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in the first half of 2011 and believe that these launches position us well within the worldwide CRM market.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of operations. The following variables may impact the size of the CRM market and/or our share of that market:
•	our ability to regain the trust of the implanting physician community and minimize loss of market share following the ship-hold and product removal of our ICD and CRT-D systems in the U.S.;

•	our ability to retain and attract key members of our sales force and other key personnel, following the ship-hold and product removal of our ICD and CRT-D systems in the U.S.;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology;

•	the impact of market and economic conditions on average selling prices and the overall number of procedures performed;

•	the successful conclusion and variations in outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new competitive launches.
Coronary Stent Systems
Net sales of our coronary stent systems represented approximately 23 percent of our consolidated net sales in the first quarter of 2010. We are the only company in the industry to offer a two-drug platform strategy with our TAXUS® paclitaxel-eluting stent system and our everolimus product franchise, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories, and our next-generation internally developed and manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, which we launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012. Our product pipeline also includes the next-generation TAXUS® Element™ stent system, which we expect to launch in EMEA and certain Inter-Continental countries during mid-2010, in the U.S. in mid-2011 and Japan in late 2011 or early 2012.
Despite continued competition and pricing pressures, we maintained our leadership position during the first quarter of 2010 with an estimated 38 percent share of the worldwide drug-eluting stent market, as compared to 44 percent during the first quarter of 2009. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2010, consistent with the 2009 market size. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate1. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
	March 31, 2010			March 31, 2009
(in millions)	U.S.	International	Total	U.S.	International	Total

TAXUS®	$79	$86	$165	$132	$162	$294
PROMUS®	131	77	208	114	37	151
PROMUS® Element™		34	34

Drug-eluting	210	197	407	246	199	445
Bare-metal	12	25	37	16	28	44

	$222	$222	$444	$262	$227	$489

Our U.S. net sales of drug-eluting stent systems decreased $36 million, or 15 percent, in the first quarter of 2010, as compared to the first quarter of 2009. This decrease relates primarily to a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive pricing pressures. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately nine percent in the first quarter of 2010, as compared to the first quarter of 2009.
We estimate our share of the U.S. drug-eluting stent market approximated 45 percent for the first quarter of 2010, as compared to 50 percent for the first quarter of 2009. We believe we have maintained our leadership position in this market due to the success of our two-drug platform strategy. The strength of our TAXUS® Liberté® stent system and the PROMUS® stent system, as well as our TAXUS® Express2® Atom™ stent

[1]	A measure of the mix between bare-metal and drug-eluting stents used across procedures.

system, have combined to enable us to sustain our leadership in the U.S. drug-eluting stent market. In 2009, we received FDA approval for our TAXUS® Liberté® Atom™ and the TAXUS® Liberté® Long stent systems, further adding to our industry leadership for the widest range of coronary stent sizes. In addition, and partially offsetting the impact of lower average selling prices, increasing penetration rates have had a positive effect on the size of the U.S. drug-eluting stent market and our net sales. Average drug-eluting stent penetration rates in the U.S. were 78 percent during the first quarter of 2010, as compared to 75 percent for the first quarter of 2009.
Our international drug-eluting stent system net sales decreased $2 million, or one percent, in the first quarter of 2010, as compared to the first quarter of 2009, and were positively impacted by $15 million as a result of foreign currency exchange rates, as compared to the same period in the prior year. Within our international business, net sales of our drug-eluting stent systems in Japan decreased $7 million, or 10 percent, in the first quarter of 2010, as compared to the prior year. Previously, our TAXUS® drug-eluting stent system was one of only two drug-eluting stent products on the market in Japan. In May 2009, however, an additional competitor entered this market, which has negatively impacted our market share. In the first quarter of 2010, we received approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) and launched the PROMUS® stent system in Japan, enabling us to execute on our two-drug strategy in this region. We estimate that our share of the drug-eluting stent market in Japan was 43 percent in the first quarter of 2010, as compared to 54 percent in the first quarter of 2009. Our net sales of drug-eluting stent systems in our EMEA region decreased $2 million, or two percent in the first quarter of 2010, as compared to the first quarter of 2009, due primarily to a reduction in market share. Net sales of drug-eluting stent systems in our Inter-Continental region increased $7 million, or 16 percent, driven by an increase in PCI procedural volume and the favorable impact of foreign currency exchange rates. In November 2009, we successfully launched our next-generation internally developed and manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, in our EMEA region and certain Inter-Continental countries, which contributed $34 million to our international drug-eluting stent systems net sales in the first quarter of 2010. Our PROMUS® Element™ stent system incorporates a unique platinum chromium alloy offering greater radial strength and flexibility than older alloys, and provides enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. This latest product offering demonstrates our commitment to drug-eluting stent market leadership and continued innovation.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position, with an estimated 38 percent market share in the first quarter of 2010. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® stent system. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Our internally developed and manufactured PROMUS® ElementTM everolimus-eluting stent system, launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, generates gross profit margins more favorable than the PROMUS® stent system and has and, we expect, will continue to positively affect our overall gross profit and operating profit margins in these regions. This positive impact on our gross profit margin will help to offset the gross profit margin impact of the recent launch in Japan of the PROMUS® stent system.
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
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S., Japan and certain Inter-Continental countries. Our supply agreement with Abbott for everolimus-eluting stent systems in the U.S. and Japan extends through the end of the second quarter of 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott and our current launch plans for our internally developed and manufactured PROMUS® Element™ everolimus-eluting stent system is sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012.
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
However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include:
•	the impact of competitive pricing pressure on average selling prices of drug-eluting stent systems available in the market;

•	the outcomes of on-going and future clinical results involving our products, including those sponsored by our competitors, or perceived product performance of our or our competitors’ products;

•	physician and patient confidence in our current and next-generation technology, including drug-eluting stent technology;

•	our ability to successfully launch next-generation products and technology features, including the PROMUS® Element™ and TAXUS® Element™ stent systems;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	the outcome of intellectual property litigation; and

•
changes in FDA clinical trial data and post-market surveillance requirements, as well as international regulatory requirements, and the associated impact on new product launch schedules and the cost of product approvals and compliance.

During 2009, we successfully negotiated closure of several long-standing legal matters, including multiple matters with Johnson & Johnson; all outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases; and all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation in the coronary stent market. In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson relating to drug-eluting stent delivery systems. We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity. See Note K- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these legal proceedings.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as ultrasound imaging systems. Our worldwide net sales of these products decreased to $246 million in the first quarter of 2010, as compared to $249 million in the first quarter of 2009, a decrease of $3 million or less than one percent. Our U.S. net sales represented $101 million in the first quarter of 2010, as compared to $109 million in the first quarter of 2009, a decrease of $8 million or seven percent. This decrease was the result of a delay in new product introductions, and competitive product launches resulting in pricing pressures. Our international net sales of these products increased to $145 million in the first quarter of 2010, as compared to $140 million in the first quarter of 2009, and included a $12 million favorable impact from foreign currency exchange rates. We continue to hold a strong leadership position in the PTCA balloon catheter market, maintaining 55 percent share of the U.S. market and 41 percent worldwide for the first quarter of 2010, and are planning a number of additional new product launches during 2010, including the full launch of our Kinetix™ family of guidewires, for which we began a phased launch in April, as well as the Apex™ platinum pre-dilatation balloon catheter for improved radiopacity and the NC Quantum Apex™ post-dilatation balloon catheter.

Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products increased to $165 million in the first quarter of 2010, as compared to $158 million in the first quarter of 2009, an increase of $7 million or five percent. Foreign currency exchange rates contributed $5 million to our first quarter of 2010 Peripheral Interventions net sales, as compared to the same period in the prior year. We believe that we are well positioned in the growing Peripheral Interventions market, due in part to the recent launches of our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. In addition, during the first quarter of 2010, we received FDA approval for an iliac indication for our Express® LD stent system. We believe that these product offerings will continue to provide positive momentum for our Peripheral Interventions business.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability, which we launched in the U.S. in the fourth quarter of 2009. Worldwide net sales of our electrophysiology products were $38 million for the first quarter of 2010, an increase of $1 million, or two percent, as compared to the first quarter of 2009. We anticipate launching our Blazer™ Prime ablation catheter in our EMEA region and certain Inter-Continental countries in mid-2010 and believe that with this and other upcoming product launches, we are well-positioned within the electrophysiology market.
Neurovascular
We market a broad line of products used in treating diseases of the neurovascular system and hold leading market positions in several product markets. Our worldwide net sales of Neurovascular products were $87 million for both the first quarter of 2010 and 2009. The favorable impact of foreign currency exchange rates contributed $5 million to our worldwide Neurovascular sales in the first quarter of 2010, as compared to the first quarter of 2009. Excluding the impact of foreign currency, our worldwide Neurovascular net sales decreased $5 million, or five percent, as compared to the same period in the prior year. This decrease resulted primarily from new competitive launches and a delay in the launch of our next-generation products, specifically our next-generation family of detachable coils, which include an enhanced delivery system designed to reduce coil detachment times. We are currently targeting a late 2010 or early 2011 launch of this product. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products increased $28 million, or 12 percent, to $260 million in the first quarter of 2010, as compared to $232 million in the first quarter of 2009. Our U.S. net sales of these products increased $10 million to $132 million, as compared to the same period in the prior year, and our international net sales increased $18 million, including an $8 million favorable impact from foreign currency exchange rates, to $128 million. Excluding the impact of foreign currency exchange rates, our worldwide Endoscopy net sales increased nine percent in the first quarter of 2010, as compared to the first quarter of 2009. This increase was due primarily to higher net sales within our stent franchise, due largely to the U.S. launch of the WallFlex® biliary stent system and continued commercialization of the WallFlex® esophageal stent. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we will continue the commercialization of our market-leading WallFlex® stent line; our Dreamwire™ high performance guidewire and Dreamtome™ RX cannulating sphincterotome; as well as expanded sizes of our Radial® Jaw 4 biopsy forceps.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products increased $8 million, or eight percent, to $112 million in the first quarter of 2010. Our U.S. net sales increased $3 million during the first quarter of 2010, as compared to the prior year, to $86 million, and our international net sales increased $5 million, as compared to the first quarter of 2009, to $26 million. Excluding the $2 million favorable impact of foreign currency exchange rates, net sales of our Urology/Women’s Health products increased six percent in the first quarter of 2010, as compared to the first quarter of 2009. This increase was driven by several new product launches during 2009, including our Solyx™ single incision sling system and our Uphold™ vaginal support system. In addition, we executed two new Women’s Health product launches during 2009 with our second-generation ProCerva® Hydro ThermAblator® (HTA) procedure set, used in the treatment of excessive uterine bleeding, as well as our new Pinnacle® posterior pelvic floor repair kit. We will continue to execute on our Women’s Health growth strategy as we leverage the success of our new product launches and prepare for the launch of our Genesys HTA system in the U.S. later this year.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $68 million for the first quarter of 2010, as compared to $61 million for the first quarter of 2009, an increase of $7 million or approximately ten percent. Our U.S. net sales of Neuromodulation products were $64 million for the first quarter of 2010, as compared to $58 million in the same period in the prior year. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely. To strengthen clinical evidence supporting spinal cord stimulation, we have initiated a trial to assess the therapeutic effectiveness and cost effectiveness of SCS compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of SCS much earlier in the continuum of care. In addition, we anticipate the launch of two new lead products during 2010.
Restructuring Initiatives
We are a diversified worldwide medical device leader and hold number one or two positions in the majority of the markets in which we compete. Over the past thirty years, we have generated impressive revenue growth driven by product innovation, strategic acquisitions and robust investments in research and development. We generate strong cash flow, which has enabled us to reduce our debt obligations and further invest in our growth. On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in quality, research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio, and redirect research and development and other spending toward higher payoff products in order to enhance our growth potential. These initiatives are described below.

2010 Restructuring Plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure; and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially completed by the end of 2011. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide by the end of 2011. Refer to Quarterly Results and Note H — Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Quarterly Results and Note H — Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
2007 Restructuring Plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). These initiatives were designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make the investments in quality, research and development, capital improvements and our people that are essential to our long-term success. These initiatives have helped to provide better focus on our core businesses and priorities, which we believe will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. The execution of this plan enabled us to reduce research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008, and resulted in the elimination of approximately 2,300 positions worldwide. We initiated activities under the plan in the fourth quarter of 2007 and substantially completed the major activities under the plan as of December 31, 2009. Refer to Quarterly Results and Note H — Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
Medical Device Tax
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, which impose on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II, and III medical devices beginning in 2013. U.S. net sales represented 57 percent of our worldwide net sales in 2009.

Quarterly Results
Net Sales
We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of foreign exchange for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of currency exchange, we convert current period and prior period net sales from local currency to U.S. dollars using current period currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note L — Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. As of March 31, 2010 and December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment.
The following table provides our worldwide net sales by region and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended		As Reported	Constant
	March 31,		Currency	Currency
(in millions)	2010	2009	Basis	Basis

United States	$1,066	$1,170	(9)%	(9)%

EMEA	470	446	5%	(1)%
Japan	246	243	1%	(2)%
Inter-Continental	176	147	19%	2%

International	892	836	7%	(1)%

Subtotal	1,958	2,006	(2)%	(6)%

Divested Businesses	2	4	N/A	N/A

Worldwide	$1,960	$2,010	(3)%	(6)%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended		As Reported	Constant
	March 31,		Currency	Currency
(in millions)	2010	2009	Basis	Basis

Cardiac Rhythm Management	$538	$589	(9)%	(11)%

Interventional Cardiology	690	738	(6)%	(10)%
Peripheral Interventions	165	158	5%	1%

Cardiovascular Group	855	896	(5)%	(8)%

Electrophysiology	38	37	2%	1%

Neurovascular	87	87	(1)%	(5)%

Endoscopy	260	232	12%	9%
Urology/Women’s Health	112	104	8%	6%

Endosurgery Group	372	336	11%	8%

Neuromodulation	68	61	10%	10%

Subtotal	1,958	2,006	(2)%	(6)%

Divested Businesses	2	4	N/A	N/A

Worldwide	$1,960	$2,010	(3)%	(6)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q1 2010 Net Sales as compared to Q1 2009
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
(in millions)	Basis	Basis	Currency

Cardiac Rhythm Management	$(51)	(65)	$14

Interventional Cardiology	(48)	(75)	27
Peripheral Interventions	7	2	5

Cardiovascular Group	(41)	(73)	32

Electrophysiology	1	0	1

Neurovascular	0	(5)	5

Endoscopy	28	20	8
Urology/Women’s Health	8	6	2

Endosurgery Group	36	26	10

Neuromodulation	7	6	1

Subtotal	(48)	(111)	63

Divested Businesses	(2)	(2)	0

Worldwide	$(50)	$(113)	$63

U.S. Net Sales
During the first quarter of 2010, our U.S. net sales decreased $104 million, or nine percent, as compared to the first quarter of 2009. The decrease was driven primarily by lower CRM sales of $70 million, due primarily to the ship-hold and product removal actions impacting our ICD and CRT-D systems, discussed in Business and Market Overview, as well as a decline in U.S. drug-eluting stent system sales of $36 million. On April 15, 2010, following FDA clearance, we resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all of our U.S. defibrillator implant volume. We are working with the FDA to secure the required clearances that will allow us to return the earlier generations of these products to market in the U.S. as soon as possible. Partially offsetting these decreases, U.S. sales in our Endoscopy division grew $10 million in the first quarter of 2010, as compared to the same period in the prior year, our Urology/Women’s Health business increased U.S. net sales $3 million, and our Neuromodulation division increased U.S. net sales $6 million. Refer to the Business and Market Overview section for further discussion of our net sales.
International Net Sales
During the first quarter of 2010, our international net sales increased $56 million, or seven percent, as compared to the first quarter of 2009. Foreign currency exchange rates contributed $63 million to our international net sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, net sales in our EMEA region decreased $5 million, or one percent, in the first quarter of 2010, as compared the same period in the prior year. Our net sales in Japan decreased $5 million, or two percent, excluding the impact of foreign currency exchange rates, in the first quarter of 2010, as compared to the first quarter of 2009, due primarily to competitive launches of drug-eluting stent system technology. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $3 million, or two percent, in the first quarter of 2010, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year over year growth. Refer to the Business and Market Overview section for further discussion of our net sales.
Gross Profit
Our gross profit was $1.297 billion for the first quarter of 2010, as compared to $1.403 billion in the first quarter of 2009. As a percentage of net sales, our gross profit decreased to 66.2 percent in the first quarter of 2010, as compared to 69.8 percent in the first quarter of 2009. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross profit — three months ended March 31, 2009	69.8%
Drug-eluting stent system sales mix and pricing	(2.1)%
Net impact of foreign currency	(1.2)%
All other	(0.3)%

Gross profit — three months ended March 31, 2010	66.2%

The primary factor contributing to the reduction in our gross profit margin during the first quarter of 2010, as compared to the first quarter of 2009, was a decrease in sales of our higher margin TAXUS® drug-eluting stent systems and a shift towards the PROMUS® stent system, as well as declines in the average selling prices of drug-eluting stent systems. Sales of the PROMUS® stent system represented approximately 51 percent of our worldwide drug-eluting stent system sales in the first quarter of 2010, as compared to 34 percent in the first quarter of 2009. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than that of our TAXUS® stent system. In the fourth quarter of 2009, we launched our next-generation internally developed and manufactured PROMUS® Element™ everolimus-eluting stent system in our EMEA region and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012, and expect this product will have gross profit margins more favorable than the PROMUS® stent system and will positively affect our overall gross profit and operating profit margins. In addition, we estimate that the average selling prices of drug-eluting stent systems in the U.S. decreased approximately nine percent in the first quarter of 2010, as compared to the first quarter of 2009. Our gross profit margin was also negatively impacted by 1.2 percentage points attributable to the settlement of foreign currency hedge contracts.

Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2010		2009
(in millions)	$	% of Net Sales	$	% of Net Sales

Selling, general and administrative expenses	628	32.0%	651	32.4%
Research and development expenses	253	12.9%	257	12.8%
Royalty expense	51	2.6%	46	2.3%
Selling, General and Administrative (SG&A) Expenses
In the first quarter of 2010, our SG&A expenses decreased $23 million, or four percent, as compared to the first quarter of 2009. This decrease was related primarily to lower employee bonus expenses attributable to lower sales and operating performance as compared to the same period in the prior year, as well as lower costs associated with litigation-related matters. These decreases were partially offset by the negative impact of foreign currency exchange rates of approximately $15 million. As a percentage of net sales, our SG&A expenses were consistent with the first quarter of 2009. Despite the reduction in net sales, attributable primarily to the ship-hold and product removal actions associated with our U.S. CRM business, during the quarter, we did not reduce compensation levels for our sales force and, therefore, did not experience a decline in SG&A expenses in the first quarter of 2010, resulting in higher SG&A expenses as a percentage of net sales than anticipated.
Research and Development (R&D) Expenses
Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In the first quarter of 2010, our R&D expenses decreased $4 million, or two percent, as compared to the first quarter of 2009, and were consistent as a percentage of net sales with the prior period. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to our short- and long-term profitable sales growth.
Royalty Expense
In the first quarter of 2010, our royalty expense increased $5 million, or 11 percent, as compared to the first quarter of 2009. This increase was due primarily to a shift in the mix of our drug-eluting stent system sales towards the PROMUS® and PROMUS® Element™ stent systems. Royalty expense attributable to our sale of PROMUS® and PROMUS® Element™ stent systems increased $13 million for the first quarter of 2010, as compared to the same period in the prior year, but was partially offset by a decrease of $6 million in royalty expense attributable to our TAXUS® stent system. The royalty rate applied to sales of PROMUS® stent systems is, on average, higher than that associated with sales of our TAXUS® stent system.
Amortization Expense
Our amortization expense was $128 million in the first quarters of 2010 and 2009. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship-hold and product removal actions associated with our U.S. ICD and CRT-D products announced on March 15, 2010 and the potential corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a $1.848 billion, on both a pre-tax and after-tax basis, goodwill impairment charge associated with our U.S. CRM reporting unit. This loss is an estimate that will be finalized in the second quarter of 2010 due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test. This loss does not impact our compliance with our debt covenants or our cash flows, and is excluded by management for purposes of evaluating operating performance and assessing liquidity.
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit, as described in our accounting policies in our 2009 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate discount rate to apply.
As a result of the ship-hold and product removal actions, we estimate that our U.S. defibrillator market share will decrease approximately 400 basis points exiting 2010, as compared to our market share exiting 2009, and will negatively impact our 2010 U.S. CRM revenues by approximately $300 million. We are working with our physician and patient customers to recapture lost market share; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship-hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of growth in new markets and increased competitive and pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates over our 15-year DCF, as well as our terminal value growth rate, by approximately a couple of hundred basis points. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market participant risk-adjusted weighted-average cost of capital (WACC), used in determining our discount rate.
The aggregate amount of goodwill that remains associated with our U.S. CRM reporting unit is approximately $1.4 billion as of March 31, 2010. In addition, the remaining book value of our CRM amortizable intangible assets, which have been allocated to our U.S. CRM reporting unit, is approximately $3.8 billion as of March 31, 2010. We tested our CRM amortizable intangible assets as of March 31, 2010 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment loss, the carrying value of our U.S. CRM business unit currently exceeds its fair value. As a result, we expect that the U.S. CRM reporting unit may be susceptible to future impairment charges. Future events that could have a negative impact on the fair value of our U.S. CRM reporting unit include, but are not limited to:
•	an inability to regain the trust of the implanting physician community and minimize loss of market share following the ship-hold and product removal of our ICD and CRT-D systems in the U.S.;

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	decreases in estimated market sizes due to pricing pressures;

•
declines in our market share and penetration assumptions due to increased competition, an inability to launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	negative developments in intellectual property litigation that may impact our ability to market certain products;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets.
Negative changes in one or more of these factors could result in additional impairments.
Intangible Asset Impairment Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment in accordance with our accounting policies and recorded a $60 million charge to write down the balance of these intangible assets to their fair value. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated financial statements. We do not believe that this impairment, or the factors causing this impairment, will have a material impact on our future operations or cash flows. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese MHLW to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter in 2010 and we received the milestone payment from Abbott, which we have recorded as a gain in our accompanying unaudited condensed consolidated financial statements. This non-recurring acquisition-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Restructuring Charges and Restructuring-related Activities
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan), which resulted in the elimination of approximately 2,300 positions worldwide. We provided affected employees with severance packages, outplacement services and other appropriate assistance and support. The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan will continue throughout 2010; all other major activities under the plan were completed as of December 31, 2009.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million, and that approximately $375 million to $385 million of these charges will result in cash outlays, of which we have made payments of $351 million to date. We have recorded related costs of $419 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$207 million to $210 million
Fixed asset write-offs	$31 million
Other (1)	$65 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$16 million to $18 million
Transfer costs (2)	$40 million to $45 million

$425 million to $435 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
As a result of the execution of our 2007 Restructuring plan and our divestiture-related initiatives, we reduced research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million to $40 million as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions, to drive future sales growth.
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

Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed in 2011. We will reinvest a portion of the savings into customer facing and other activities to help drive future sales growth and support the business. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially completed by the end of 2011. We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $180 million of these charges will result in future cash outlays. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected
Type of Cost	to be incurred

Restructuring charges:
Termination benefits	$115 million to $120 million
Asset write-offs	$5 million to $10 million
Other (1)	$40 million to $45 million

Restructuring-related expenses:
Other (2)	$20 million to $25 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs.
We recorded restructuring charges of $65 million in the first quarter of 2010 and $23 million in the first quarter of 2009. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $15 million in the first quarter of 2010 and $14 million the first quarter of 2009. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended March 31, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$50				$5	$10	$65

Restructuring-related expenses:
Cost of products sold			$2	$12			14
Selling, general and administrative expenses						1	1
Research and development expenses

			2	12		1	15

	$50		$2	$12	$5	$11	$80

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$46				$5	$8	$59
Plant Network Optimization program	1		$2	$6			9
2007 Restructuring plan	3			6		3	12

	$50		$2	$12	$5	$11	$80

Three Months Ended March 31, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$18					$5	$23

Restructuring-related expenses:
Cost of products sold		$1	$2	$7			10
Selling, general and administrative expenses		3					3
Research and development expenses		1					1

		5	2	7			14

	$18	$5	$2	$7		$5	$37

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2007 Restructuring plan	$3	$5	$1	$4		$5	$18
Plant Network Optimization program	15		1	3			19

	$18	$5	$2	$7		$5	$37

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 712, Compensation — Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Associated with Exit or Disposal Activities). We expect to record additional termination benefits in 2010 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees remained employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recognized and measured at their fair value in the period in which the liability is incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $382 million and restructuring-related costs of $145 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Termination benefits	$46	$23	$207	$276
Fixed asset write-offs	5		31	36
Other	7		63	70

Restructuring charges	58	23	301	382

Retention incentives			66	66
Accelerated depreciation		8	16	24
Transfer costs		18	35	53
Other	1		1	2

Restructuring-related expenses	1	26	118	145

	$59	$49	$419	$527

Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
In the first quarter of 2010, we made cash payments of $33 million associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $378 million since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Three Months Ended March 31, 2010
Termination benefits	$4		$8	$12
Retention incentives			2	2
Transfer costs		$6	6	12
Other	5		2	7

	$9	$6	$18	$33

Program to Date
Termination benefits	$4		$187	$191
Retention incentives			66	66
Transfer costs		$18	35	53
Other	5		63	68

	$9	$18	$351	$378

Litigation-related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations, and these charges are excluded by management for purposes of evaluating operating performance. In the first quarter of 2009, we recorded a pre-tax charge of $237 million associated with certain patent litigation with Johnson & Johnson. This amount represented an estimate of the low end of the range of potential outcomes related to this matter, and was subsequently settled with Johnson & Johnson for $1.725 billion. We recorded the incremental charges associated with this matter during the fourth quarter of 2009. In addition, during the first quarter of 2009, we recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D. See further discussion of our material legal proceedings in our 2009 Annual Report filed on Form 10-K, and Note K — Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.

Interest Expense
Our interest expense decreased to $93 million in the first quarter of 2010, as compared to $102 million in the first quarter of 2009. The decrease in our interest expense was a result of a decrease in our average debt levels, due to prepayments of remaining maturities under our five-year term loan during 2009, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.7 percent in the first quarter of 2010 and 5.9 percent in the first quarter of 2009. Refer to the Liquidity and Capital Resources section and Note I — Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Other, net
Our other, net reflected income of $4 million in the first quarter of 2010, as compared to expense of $6 million in the first quarter of 2009.
The following are the components of other, net:

	Three Months Ended
	March 31,
(in millions)	2010	2009
Interest income	$8	$4
Foreign currency losses	(4)	(6)
Net gains on investments and notes receivable		3
Other expense, net		(7)

	$4	$(6)

Other, net included interest income of $8 million in the first quarter of 2010, and $4 million in the first quarter of 2009. Our interest income increased in the first quarter of 2010, as compared to the first quarter of 2009, due primarily to interest collected on previously long-outstanding receivables related to our operations in Spain.
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended		Percentage
	March 31		Point
	2010	2009	Increase (Decrease)
Reported tax rate	(0.9)%	86.6%	(87.5)%
Impact of certain receipts/charges*	22.2%	(65.6)%	87.8%

	21.3%	21.0%	0.3%

*	These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the first quarter of 2010, as compared to the same period in 2009, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first quarter of 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. Our reported tax rate was also affected by discrete items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third party case. In the first quarter of 2009, these charges included acquisition-, divestiture-, restructuring- and litigation-related charges and a favorable tax ruling on a divestiture-related gain recognized in a prior period, resulting in a $63 million tax benefit, as well as discrete tax items associated primarily with state law changes.

The Obama Administration has announced several international tax legislative proposals to reform the United States tax rules, including provisions that may limit the deferral of United States income tax on our unremitted foreign earnings, substantially reduce our ability to claim foreign tax credits, and defer various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are enacted into law, they could have a material adverse impact on our financial position and results of operations. However, if the extension of certain provisions of the tax code and the U.S. Research and Development (R&D) credit are later enacted, they will have a favorable impact on our results of operations and financial position.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. For our first quarter ended March 31, 2010, we adopted ASC Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Refer to Recent Accounting Pronouncements for a discussion of our adoption of this standard. There were no other material changes in the three months ended March 31, 2010 to the application of critical accounting policies as described in our Annual Report filed on Form 10-K for the year ended December 31, 2009.
Liquidity and Capital Resources
The following provides a summary and description of our cash inflows (outflows) for the three months ended March 31, 2010:

	Three Months Ended
	March 31,
(in millions)	2010	2009
Cash (used for) provided by operating activities	$(284)	$261
Cash used for investing activities	(74)	(517)
Cash provided by (used for) financing activities	14	(488)
Operating Activities
During the first quarter of 2010, we used $284 million in operating activities, as compared to $261 million provided by operating activities during the first quarter of 2009, a decrease of $545 million. This decrease was driven primarily by the payment of $1.0 billion to Johnson & Johnson related to a patent litigation settlement described in our 2009 Annual Report filed on Form 10-K. This cash outflow was partially offset by the receipt of a $250 million milestone payment from Abbott Laboratories, described in Quarterly Results; a federal tax refund of $163 million; and improved working capital management.
Investing Activities
During the first quarter of 2010, our investing activities were comprised primarily of capital expenditures of $70 million. We expect to incur total capital expenditures of approximately $350 million to $400 million during 2010, which includes investments to further upgrade our quality systems and information systems infrastructure, and to enhance our manufacturing capabilities to support continued growth in our business units.
During the first quarter of 2009, our investing activities included a final fixed payment of approximately $500 million related to our 2004 acquisition of Advanced Bionics Corporation, as well as capital expenditures of $60 million. These cash outflows were partially offset by $50 million of proceeds during the quarter associated with the monetization of the majority of our investments in, and notes receivable from certain publicly traded and privately held companies.

Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.
Debt
The following is a summary of our net debt position as of March 31, 2010 and December 31, 2009:

	March 31,	December 31,
(in millions)	2010	2009
Current debt obligations	$250	$3
Long-term debt	5,671	5,915

Total debt	5,921	5,918
Less: cash and cash equivalents	519	864

Net debt	$5,402	$5,054

The debt maturity schedule for the significant components of our debt obligations as of March 31, 2010, is as follows:

	Payments due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Abbott Laboratories loan		$900					$900
Senior notes		850			$600	$3,600	5,050

		$1,750			$600	$3,600	$5,950

Note:	The table above does not include discounts associated with our Abbott loan and senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
We maintain a $1.750 billion, five-year revolving credit facility, which matures in April 2011. Use of borrowings under the revolving credit facility is unrestricted and the borrowings are unsecured. There were no amounts borrowed under this facility as of March 31, 2010 or December 31, 2009. In connection with our patent litigation settlement with Johnson & Johnson discussed in our 2009 Annual Report filed on Form 10-K, we borrowed $200 million against this facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under the credit facility as collateral for the remaining Johnson & Johnson obligation, which reduces availability under the facility by the same amount. The remaining Johnson & Johnson obligation of $725 million must be satisfied on or before January 3, 2011.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	March 31, 2010

Maximum leverage ratio (1)	3.5 times	2.4 times
Minimum interest coverage ratio (2)	3.0 times	6.1 times

(1)	Ratio of total debt to EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters.

(2)	Ratio of EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.

As of March 31, 2010, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
During the first half of 2011, $1.750 billion of our outstanding debt obligations, as well as our $1.750 billion revolving credit facility, will mature. We expect to refinance the majority of our 2011 debt maturities and renew our revolving credit facility by mid-2010.
Equity
During the first quarter of 2010, we received $14 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $12 million in the first quarter of 2009. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $56 million for the first quarter of 2010, and $45 million or the first quarter of 2009.
Contractual Obligations and Commitments
Certain of our acquisitions involve the payment of contingent consideration. See Note F - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions. There have been no material changes to our contractual obligations and commitments as reported in our 2009 Annual Report filed on Form 10-K.
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that stent systems or other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain stent products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson relating to drug-eluting stent delivery systems. We have each asserted that products of the other infringe patents owned or exclusively licensed by each of us. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, product recalls, securities litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and liquidity.
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
Our accrual for legal matters that are probable and estimable was $1.310 billion as of March 31, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.0 billion to Johnson & Johnson in connection with the patent litigation settlement for $1.725 billion, plus interest, discussed in our 2009 Annual Report filed on Form 10-K. We will satisfy the remaining obligation to Johnson & Johnson on or before January 3, 2011. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, including material developments with regard to the litigation disclosed in our 2009 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During the first quarter of 2010, we did not have any transfers of assets or liabilities between

Level 1 and Level 2 of the fair value hierarchy. Refer to Note C – Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.
ASC Update No. 2009-17
In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amends Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of Update No. 2009-17 did not have any impact on our results of operations or financial position.
Standards to be Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple deliverable revenue arrangements. We are required to adopt Update No. 2009-13 as of January 1, 2011 and are in the process of determining the impact that the adoption of Update No. 2009-13 will have on our future results of operations or financial position.
Additional Information
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented on a GAAP basis; we disclose certain non-GAAP measures that exclude certain amounts, including non-GAAP net income, non-GAAP net income per share, regional and divisional revenue growth rates that exclude the impact of foreign exchange, and net debt. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
The GAAP measure most comparable to non-GAAP net income is GAAP net income; the GAAP measure most comparable to non-GAAP net income per share is GAAP net income per share; and the GAAP measure most comparable to net debt is gross debt. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measure are included elsewhere in this Quarterly Report.
Use and Economic Substance of Non-GAAP Financial Measures Used by Boston Scientific
Management uses these supplemental non-GAAP measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP measures to further its understanding of the performance of operating segments. The adjustments excluded from our non-GAAP measures are consistent with those excluded from our reportable segments’ measure of profit or loss. These adjustments are excluded from the segment measures that are reported to our Chief Operating Decision Maker and are used to make operating decisions and assess performance.
The following is an explanation of each of the adjustments that management excluded as part of its non-GAAP measures for the three months ended March 31, 2010 and 2009, as well as reasons for excluding each of these individual items:
•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash write-downs of certain of our intangible assets and the goodwill balance attributable to our U.S. CRM business unit. Following our acquisition of Guidant Corporation in 2006, and the related increase in our debt, management has heightened its focus on cash generation and debt pay down. Management removes the impact of these charges from operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring the ability to generate cash and pay down debt. Therefore, these charges are excluded from management’s assessment of operating performance and are also excluded from the measures management uses to set employee compensation. Accordingly, management believes this may be useful information to users of its financial statements and therefore has excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance, particularly in terms of liquidity.

•
Acquisition-related milestone - This adjustment represents a gain resulting from a receipt related to Guidant Corporation’s sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories and is not indicative of future operating results. Management removes the impact of this credit from operating results to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Restructuring and restructuring-related costs – These adjustments represent primarily severance, asset write-offs, costs to transfer production lines from one facility to another, and other costs associated with our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing operating performance, as well as from each operating segments’ measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Litigation-related charges –These charges are attributable to certain patent litigation and other legal matters. These amounts represent significant charges during the first quarter of 2009 and do not reflect expected on-going operating expenses. Accordingly, management excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and for comparison to past operating performance.

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of acquisitions or as a result of divestiture- and litigation-related charges or credits, or restructuring and restructuring-related costs. These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and for comparison to past operating performance.

•
Amortization expense - Amortization expense is a non-cash charge and does not impact liquidity or compliance with the covenants included in our revolving credit facility agreement. Management removes the impact of amortization from operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring ability to generate cash and pay down debt.

Therefore, amortization expense is excluded from management’s assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management believes this may be useful information to users of its financial statements and therefore has excluded amortization expense for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance, particularly in terms of liquidity.

•
Foreign exchange on net sales - The impact of foreign exchange is highly variable and difficult to predict. Accordingly, management excludes the impact of foreign exchange for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance.

Management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure.
Material Limitations Associated with the Use of Non-GAAP Financial Measures
Non-GAAP net income, non-GAAP net income per diluted share, regional and divisional revenue growth rates that exclude the impact of foreign exchange, and net debt may have limitations as analytical tools, and these non-GAAP measures should not be considered in isolation from or as a replacement for GAAP financial measures. Some of the limitations associated with the use of these non-GAAP financial measures are:
•
Items such as restructuring and restructuring-related costs, litigation-related charges, and discrete tax items that are excluded from non-GAAP net income and non-GAAP net income per diluted share can have a material impact on cash flows and GAAP net income and net income per diluted share.

•
Items such as the gain on acquisition-related milestone and divestiture-related gains reflect economic benefits to the Company and are not reflected in non-GAAP net income and non-GAAP net income per diluted share.

•
Amortization expense and goodwill and other intangible asset impairment charges, though not directly affecting cash flows, represent a reduction in value of goodwill and other intangible assets. The expense associated with this reduction in value is not included in non-GAAP net income or non-GAAP net income per diluted share and therefore these measures do not reflect the full effect of the reduction in value of those assets.

•	Revenue growth rates stated on a constant currency basis, by their nature, exclude the impact of foreign exchange, which may have a material impact on GAAP net sales.

•
Other companies may calculate non-GAAP net income, non-GAAP net income per diluted share, regional and divisional revenue growth rates that exclude the impact of foreign exchange, or net debt differently than us, limiting the usefulness of those measures for comparative purposes.

Compensation for Limitations Associated with Use of Non-GAAP Financial Measures
We compensate for the limitations on non-GAAP financial measures by relying upon GAAP results to gain a complete picture of performance. The non-GAAP measures focus instead upon the core business, which is only a subset, albeit a critical one, of overall performance.
We provide detailed reconciliations of each non-GAAP financial measure to its most directly comparable GAAP measure elsewhere in this Quarterly Report, and encourage investors to review these reconciliations.
Usefulness of Non-GAAP Financial Measures to Investors

We believe that presenting non-GAAP net income, non-GAAP net income per share, regional and divisional revenue growth rates that exclude the impact of foreign exchange, and net debt in addition to the related GAAP measures provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information better enables our investors to understand our operating performance and to evaluate the methodology used by management to evaluate and measure such performance.
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
On February 16, 2010, Kenneth J. Pucel, our Executive Vice President, Global Operations, entered into a Rule 10b5-1 Trading Plan. Mr. Pucel’s plan covers the sale of 5,000 shares of our stock to be acquired upon the exercise of 5,000 stock options expiring on July 25, 2010. Transactions under Mr. Pucel’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or July 26, 2010, whichever is earlier. Any transaction under Mr. Pucel’s plan will be disclosed publicly through appropriate filings with the Securities and Exchange Commission (SEC).
On March 1, 2010, Joseph M. Fitzgerald, our Senior Vice President and President, Endovascular, entered into a Rule 10b5-1 Trading Plan. Mr. Fitzgerald’s plan covers the sale of up to 19,500 shares of our stock to be acquired upon the exercise of 4,000 stock options expiring on May 9, 2010, 4,000 stock options expiring on July 25, 2010, 4,000 stock options expiring on October 31, 2010 and 7,500 stock options expiring on February 27, 2011. Transactions under Mr. Fitzgerald’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or February 25, 2011, whichever is earlier. Any transaction under Mr. Fitzgerald’s plan will be disclosed publicly through appropriate filings with the SEC.
On March 1, 2010, Jean F. Lance, our Senior Vice President and Chief Compliance Officer, entered into a Rule 10b5-1 Trading Plan. Ms. Lance’s plan covers the sale of 80,868 shares of our stock to be acquired upon the exercise of 24,200 stock options expiring on May 9, 2010, 30,000 stock options expiring on July 25, 2010, and 26,668 stock options expiring on December 6, 2010. Transactions under Ms. Lance’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or December 6, 2010, whichever is earlier. Any transaction under Ms. Lance’s plan will be disclosed publicly through appropriate filings with the SEC.
Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words and include, among other things, statements regarding our financial performance; our growth strategy; our intentions and expectations regarding our business strategy, in particular those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business and Market Overview;” the timing and impact of our restructuring and Plant Network Optimization initiatives and expected costs and cost savings; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; the impact of our ship-hold and product removal actions associated with our ICD and CRT-D systems in the United States; expected research and development efforts; product development and iterations; new product launches and launches of our existing products in new geographies and their impact on our market share and financial position; reimbursement practices; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the effect of proposed tax laws; the outcome of matters before taxing authorities; our tax position; intellectual property, governmental proceedings and litigation matters; anticipated expenses and capital expenditures and our ability to finance them; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet the financial covenants required by our revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants and our intent to refinance the majority of our 2011 debt maturities and revolving credit facility; the impact of increased sales taxes on our overall financial position; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. Forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at this time and are not intended to be guarantees of future events or performance. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, investors are cautioned not to place undue reliance on any of our forward-looking statements.
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
CRM Business
•	Our ability to regain the trust of the implanting physician community and minimize loss of market share following the ship-hold and product removal of our ICD and CRT-D systems in the U.S.;

•	Our ability to retain and attract key members of our CRM sales force and other key personnel;

•
Our estimates for the worldwide CRM market, the increase in the size of the CRM market above existing levels and our current and expected market share, as well as our ability to increase CRM net sales and recapture market share;

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

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.
Other Businesses
•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to successfully launch next-generation products and technology features in timely manner;

•	The results of clinical trials undertaken by us, our competitors or other third parties; and

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies.

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

•
The impact of, diversion of management attention, and costs to resolve, our stockholder derivative and class action, patent, product liability, contract and other litigation, governmental investigations and legal proceedings;

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.
International Markets
•	Our dependency on international net sales to achieve growth;

•	Changes in our international structure and leadership;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as changes in reimbursement practices and policies;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins; and

•	Uncertainties related to economic conditions.
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

•	Our ability to resolve open tax matters favorably and recover substantially all of our deferred tax assets and the impact of changes in tax laws; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.
Restructuring Initiatives
•
Our ability to implement, fund, and achieve timely and sustainable cost improvement measures consistent with our expectations, including our 2010 Restructuring plan, 2007 Restructuring plan, and Plant Network Optimization program, each described in Item 2 of this Quarterly Report;

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

•
Our ability to retain and attract key employees and avoid business disruption and employee distraction as we execute our global compliance program, 2010 Restructuring plan, 2007 Restructuring plan and Plant Network Optimization program; and

•
Our ability to maintain management focus on core business activities while also concentrating on implementing strategic and restructuring initiatives, including our 2010 Restructuring plan, 2007 Restructuring plan and Plant Network Optimization program.

Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, litigation and government investigations, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We discuss those and other important risks and uncertainties that may affect our future operations in Part I, Item IA- Risk Factors in our most recent Annual Report filed on Form 10-K and may update that discussion in Part II, Item 1A — Risk Factors in this or another Quarterly Report on Form 10-Q. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.
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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.820 billion as of March 31, 2010 and $4.742 billion as of December 31, 2009. We recorded $109 million of other assets and $70 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2010, as compared to $56 million of other assets and $110 million of other liabilities as of December 31, 2009. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $268 million as of March 31, 2010 and $271 million as of December 31, 2009. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $328 million as of March 31, 2010 and by $331 million as of December 31, 2009. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.
See Note C — Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of March 31, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note K — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the information set forth below and other information contained in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.
We face various risks and uncertainties as a result of our recent ship-hold and removal of field inventory of all ICD and CRT-D systems offered by our CRM division in the United States, including harm to our business, reputation, financial position and results of operations.
On March 15, 2010, we announced the ship-hold and removal of field inventory of all ICD and CRT-D systems offered by our CRM division in the United States, after determining that two instances of changes in the manufacturing process related to these products were not submitted for approval to the FDA. We have since submitted the required documentation and, on April 15, 2010, we received clearance from the FDA for the two manufacturing changes and resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems. We undertook an internal review of manufacturing and other changes related to earlier generations of these products, as well as the associated regulatory submissions. The review identified a few additional instances in which we had not submitted the appropriate documentation for certain manufacturing changes related to these products. We are working closely with the FDA to secure the necessary clearances to allow us to return these products to market in the United States as soon as possible. In addition to the internal review we conducted, we are working to ensure tighter controls over our change order and regulatory filing systems. We are also working to seek to restore trust and recapture market share lost during the quarter. However, as a result of the ship-hold and product removal actions, we face various risks and uncertainties, including the following:
•
we have suffered and may continue to suffer loss of market share for these products in the United States, which we may be unable to minimize or recapture, or to offset with the release of future products;

•	we may not be able to regain the trust of the implanting physician and patient community and may suffer on-going harm to our reputation;

•	we may have difficulty retaining and attracting key members of our CRM sales force;

•	we may have additional non-cash charges as a result of impairment of our goodwill balance; and

•	there may be a negative impact on new product launch schedules and product launches in new geographies as a result of the diversion of management and employee attention.
ITEM 6. EXHIBITS (* documents filed with this report, # compensatory plans or arrangements)

10.1*	Offer Letter between Boston Scientific Corporation and Timothy A. Pratt dated April 9, 2008#

10.2
Form of Agreement and General Release of All Claims between Fredericus A. Colen and Boston Scientific Corporation dated April 23, 2010 (Exhibit 10.1, Current Report on Form 8-K dated April 23, 2010, File No. 1-11083)#

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and (iv) the notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 6, 2010.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello
	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer