Form 10-Q
period 2010-06-30
BOSTON SCIENTIFIC CORP
filed 2010-08-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of June 30, 2010
Common Stock, $.01 par value	1,516,901,783

Page No.
PART I FINANCIAL INFORMATION	3

Item 1. Condensed Consolidated Financial Statements	3

Condensed Consolidated Statements of Operations	3

Condensed Consolidated Balance Sheets	4

Condensed Consolidated Statements of Cash Flows	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	77

Item 4. Controls and Procedures	78

PART II OTHER INFORMATION	79

Item 1. Legal Proceedings	79

Item 1A. Risk Factors	79

Item 6. Exhibits	79

SIGNATURE	81
EX-10.4
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
in millions, except per share data	2010	2009	2010	2009
Net sales	$1,928	$2,074	$3,888	$4,084
Cost of products sold	654	630	1,316	1,237

Gross profit	1,274	1,444	2,572	2,847

Operating expenses:
Selling, general and administrative expenses	634	671	1,262	1,321
Research and development expenses	232	263	485	520
Royalty expense	57	53	108	98
Loss on program termination		16		16
Amortization expense	124	126	252	255
Goodwill impairment (credits) charges	(31)		1,817
Intangible asset impairment charges		10	60	10
Purchased research and development		17		17
Acquisition-related milestone			(250)
Restructuring charges	27	13	93	36
Litigation-related charges				287

	1,043	1,169	3,827	2,560

Operating income (loss)	231	275	(1,255)	287

Other income (expense):
Interest expense	(103)	(92)	(195)	(194)
Other, net	(9)	(3)	(5)	(10)

Income (loss) before income taxes	119	180	(1,455)	83
Income tax expense (benefit)	21	22	36	(62)

Net income (loss)	$98	$158	$(1,491)	$145

Net income (loss) per common share — basic	$0.06	$0.10	$(0.98)	$0.10
Net income (loss) per common share — assuming dilution	$0.06	$0.10	$(0.98)	$0.10

Weighted-average shares outstanding
Basic	1,516.6	1,506.8	1,515.6	1,505.8
Assuming dilution	1,525.3	1,514.5	1,515.6	1,511.6
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
in millions, except share data	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$811	$864
Trade accounts receivable, net	1,315	1,375
Inventories	885	920
Deferred income taxes	550	572
Prepaid expenses and other current assets	426	330

Total current assets	3,987	4,061

Property, plant and equipment, net	1,708	1,728
Goodwill	10,582	12,404
Other intangible assets, net	6,416	6,731
Other long-term assets	326	253

	$23,019	$25,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$850	$3
Accounts payable	180	212
Accrued expenses	2,325	2,609
Other current liabilities	368	198

Total current liabilities	3,723	3,022

Long-term debt	5,183	5,915
Deferred income taxes	1,982	1,875
Other long-term liabilities	1,238	2,064

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $ .01 par value — authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value — authorized 2,000,000,000 shares, issued 1,516,901,783 shares as of June 30, 2010 and 1,510,753,934 shares as of December 31, 2009	15	15
Additional paid-in capital	16,163	16,086
Accumulated deficit	(5,248)	(3,757)
Other stockholders’ deficit	(37)	(43)

Total stockholders’ equity	10,893	12,301

	$23,019	$25,177

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(in millions)	2010	2009

Cash provided by operating activities	$2	$680

Investing activities:
Purchases of property, plant and equipment	(131)	(134)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	1	50
Payments for acquisitions of businesses, net of cash acquired		(4)
Payments relating to prior period acquisitions	(4)	(517)
Payments for investments in companies and acquisitions of certain technologies	(4)	(35)

Cash used for investing activities	(138)	(640)

Financing activities:
Proceeds from borrowings on revolving credit facility	200
Payments on revolving credit facility borrowings	(200)
Proceeds from long-term borrowings, net of debt issuance costs	973
Payments on long-term borrowings	(900)	(500)
Proceeds from issuances of shares of common stock	14	13

Cash provided by (used for) financing activities	87	(487)

Effect of foreign exchange rates on cash	(4)

Net decrease in cash and cash equivalents	(53)	(447)
Cash and cash equivalents at beginning of period	864	1,641

Cash and cash equivalents at end of period	$811	$1,194

Supplemental Information

Non-cash financing activities:
Stock-based compensation expense	$92	$78
See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2009 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note L — Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note E — Borrowings and Credit Arrangements and Note K — Commitments and Contingencies for more information.
NOTE B — GOODWILL AND OTHER INTANGIBLE ASSETS
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship hold and product removal actions associated with our U.S. implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) products announced on March 15, 2010, described in Item 2 of this Quarterly Report, and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. Cardiac Rhythm Management (CRM) reporting unit in the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a $1.848 billion, on both a pre-tax and after-tax basis, goodwill impairment charge associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge, resulting in a final goodwill impairment charge of $1.817 billion for the first half of 2010. This charge does not impact our compliance with our debt covenants or our cash flows.
As a result of the ship hold and product removal actions, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010, as compared to our market share exiting 2009, and would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. We are working with our physician and patient customers to recapture lost market share; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit.. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market participant risk-adjusted weighted-average cost of capital (WACC), used in determining our discount rate.
In the second quarter of 2010, we performed our annual goodwill impairment test for all of our reporting units. We updated our U.S. CRM assumptions to reflect our current market share position and our most recent operational budgets and long range strategic plans. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM reporting unit currently exceeds its fair value, due primarily to the value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our amortizable intangible assets which have been allocated to our U.S. CRM reporting unit is approximately $3.8 billion as of June 30, 2010. We tested these amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2010, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to step two of the impairment test in the second quarter of 2010.

We have identified a total of four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM unit, which holds $1.5 billion of allocated goodwill, our U.S. Cardiovascular unit, which holds $2.2 billion of allocated goodwill, our U.S. Neuromodulation unit, which holds $1.2 billion of allocated goodwill, and our Europe/Middle East/Africa (EMEA) region, which holds $4.1 billion of allocated goodwill. The level of excess fair value over carrying value for these reporting units (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from 14 percent to 23 percent. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:
•	an inability to regain the trust of the implanting physician community and minimize loss of market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	decreases in estimated market sizes or market growth rates due to pricing pressures, product actions, disruptive technology developments, and/or other economic conditions;

•
declines in our market share and penetration assumptions due to increased competition, an inability to launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	negative developments in intellectual property litigation that may impact our ability to market certain products;

•	adverse legal decisions resulting in significant cash outflows;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets.
Negative changes in one or more of these factors could result in additional impairment charges.

The following is a summary of our other intangible asset balances as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in millions)	2010	2009
Core technology	$6,854	$6,854
Other intangible assets	2,358	2,384

	9,212	9,238
Less: accumulated amortization	(2,796)	(2,507)

	$6,416	$6,731

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

Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of June 30, 2010 and December 31, 2009 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.588 billion as of June 30, 2010 and $2.760 billion as of December 31, 2009.
We recognized net losses of $7 million in earnings on our cash flow hedges during the second quarter of 2010 and $27 million for the first half of 2010, as compared to net gains of $8 million during the second quarter of 2009 and $24 million for the first half of 2009. All currency cash flow hedges outstanding as of June 30, 2010 mature within 36 months. As of June 30, 2010, $47 million of net gains, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $44 million as of December 31, 2009. As of June 30, 2010, $20 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities and certain short-term earnings and cash flow exposures related to our Japanese operations that do not qualify for hedge accounting under Topic 815. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.655 billion as of June 30, 2010 and $1.982 billion as of December 31, 2009.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes probable that it will not occur, we would reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative instruments outstanding as of June 30, 2010 or December 31, 2009.
In prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $2 million as of June 30, 2010 and $3 million as of December 31, 2009, and unamortized losses of $6 million as of June, 2010 and $8 million as of December 31, 2009, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $10 million as of June 30, 2010 and $11 million as of December 31, 2009.
During the second quarter and first half of 2010, we recognized in earnings an immaterial amount of net gains related to our previously terminated interest rate derivative contracts. As of June 30, 2010, $6 million of net gains, net of tax, are recorded in AOCI to recognize the effective portion of these instruments, as compared to $7 million of net gains as of December 31, 2009. As of June 30, 2010, an immaterial amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.
Counterparty Credit Risk
We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or group of counterparties. We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and by actively monitoring their credit ratings and outstanding positions on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and do not contain provisions that are dependent on our credit ratings from any credit rating agency.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the second quarter and first half of 2010 and 2009 (in millions):

		Amount of Gain
	Amount of Gain	(Loss)
	(Loss)	Reclassified from		Amount of Gain (Loss)
	Recognized in	AOCI into		Recognized in Earnings on
	OCI	Earnings		Ineffective Portion and
	(Effective	(Effective	Location in Statement of	Amount Excluded from	Location in Statement of
Cash Flow Hedges	Portion)	Portion)	Operations	Effectiveness Testing*	Operations
Three Months Ended June 30, 2010
Interest rate contracts		$1	Interest expense
Currency hedge contracts	$48	(7)	Cost of products sold

	$48	$(6)

Three Months Ended June 30, 2009
Interest rate contracts	$(6)	$(10)	Interest expense
Currency hedge contracts	(101)	8	Cost of products sold

	$(107)	$(2)

Six Months Ended June 30, 2010
Interest rate contracts		$1	Interest expense
Currency hedge contracts	$117	(27)	Cost of products sold

	$117	$(26)

Six Months Ended June 30, 2009
Interest rate contracts	$(8)	$(20)	Interest expense	$(2)	Interest expense **
Currency hedge contracts	27	24	Cost of products sold

	$19	$4		$(2)

*	Other than described in **, the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis during the second quarter and first half of 2010 and 2009.

**	During the first quarter of 2009, we prepaid $500 million of our term loan, and recognized $2 million of ineffectiveness in accordance with Topic 815 on interest rate swaps for which there was no longer an underlying exposure.

		Amount of Gain (Loss) Recognized
	Location	in Earnings (in millions)
Derivatives Not Designated as	in Statement of	Three Months Ended June 30,		Six Months Ended June 30,
Hedging Instruments	Operations	2010	2009	2010	2009
Currency hedge contracts	Other, net	$(20)	$(20)	$(28)	$33
Currency hedge contracts	Cost of products sold		(1)		(1)

		$(20)	$(21)	$(28)	$32

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by $13 million in net gains from foreign currency transaction exposures during the second quarter of 2010, $22 million during the second quarter of 2009, $16 million for the first half of 2010, and $37 million in net losses for the first half of 2009. As a result, we recorded a net foreign currency loss of $7 million during the second quarter of 2010, a $2 million gain during the second quarter of 2009, a $12 million loss for the first half of 2010, and a $4 million loss for the first half of 2009, within other, net in our accompanying unaudited condensed consolidated financial statements.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of June 30, 2010, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of June 30, 2010 and December 31, 2009:

		As of
		June 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2010	2009

Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$89	$20
Currency hedge contracts	Other long-term assets	66	12

		155	32

Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	12	24

Total Derivative Assets		$167	$56

Derivative Liabilities:

Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$48	$64
Currency hedge contracts	Other long-term liabilities	28	29

		76	93

Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	24	17

Total Derivative Liabilities		$100	$110

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of June 30, 2010:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$379			$379
Currency hedge contracts		$167		167

	$379	$167		$546

Liabilities
Currency hedge contracts		$100		$100

		$100		$100

In addition to $379 million invested in money market funds as of June 30, 2010, we had $363 million of cash invested in short-term time deposits, and $69 million in interest bearing and non-interest bearing bank accounts.
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $55 million as of June 30, 2010 and $58 million as of December 31, 2009. As of June 30, 2010, we had no material assets or liabilities measured at fair value on either a recurring or non-recurring basis using significant unobservable inputs (Level 3).
During the first half of 2010, we recorded $1.877 billion of losses to adjust our goodwill and certain intangible assets to their fair value, and $4 million of losses to write down certain cost method investments to their fair values, because we deemed the decline in the values of the investment to be other-than-temporary. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note B — Goodwill and Other Intangible Assets, with a carrying amount of $3.296 billion to its implied fair value of $1.479 billion, resulting in a write-down of $1.817 billion. In addition, we recorded a $60 million loss in the first quarter of 2010 to write down certain of our Peripheral Interventions intangible assets, discussed in Note B, to their estimated fair values of $14 million, and a loss of $4 million in the second quarter of 2010 to write down one of our privately-held cost method investments to its fair value, because we deemed the decline in the values of these assets to be other-than-temporary. These adjustments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $6.122 billion as of June 30, 2010 and $6.111 billion as of December 31, 2009. Refer to Note E — Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE D — SUPPLEMENTAL BALANCE SHEET INFORMATION
The following are the components of various balance sheet items as of June 30, 2010 and December 31, 2009:
Inventories

	June 30,	December 31,
(in millions)	2010	2009
Finished goods	$633	$671
Work-in-process	88	69
Raw materials	164	180

	$885	$920

Property, plant and equipment, net

	June 30,	December 31,
(in millions)	2010	2009
Property, plant and equipment	$3,149	$3,266
Less: accumulated depreciation	(1,441)	(1,538)

	$1,708	$1,728

Depreciation expense was $75 million for the second quarter of 2010, $78 million for the second quarter of 2009, $149 million for the first half of 2010, and $152 million for the first half of 2009.
Accrued expenses

	June 30,	December 31,
(in millions)	2010	2009
Legal reserves	$1,154	$1,453
Payroll and related liabilities	372	472
Other	799	684

	$2,325	$2,609

Other long-term liabilities

	June 30,	December 31,
(in millions)	2010	2009
Accrued income taxes	$780	$857
Legal reserves	138	863
Retirement plan obligations	106	111
Other long-term liabilities	214	233

	$1,238	$2,064

Accrued warranties
We offer warranties on certain of our product offerings. Approximately 90 percent of our warranty liability as of June 30, 2010 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the key assumptions underlying our warranty liability calculation and evaluate the adequacy of our recorded warranty liabilities on a quarterly basis and adjust the amounts as necessary. Changes in our product warranty accrual during the first half of 2010 and 2009 consisted of the following (in millions):

	2010	2009

Balance as of December 31 - prior year	$55	$62
Provision	7	10
Settlements/ reversals	(15)	(18)

Balance as of June 30 - current year	$47	$54

NOTE E — BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $6.033 billion as of June 30, 2010 and $5.918 billion as of December 31, 2009. During the second quarter of 2010, we refinanced the majority of our 2011 debt obligations, including the establishment of a new $1.0 billion three-year, unsecured term loan facility, and used $900 million of the proceeds to prepay in full our loan due to Abbott Laboratories without any premium or penalty. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent). The term loan facility requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount due at the credit facility maturity date, currently June 2013 with up to two one-year extension options subject to certain conditions. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2010 is as follows:

	Payments due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total
Term loan		$100	$200	$700			$1,000
Senior notes		850			$600	$3,600	5,050

		$950	$200	$700	$600	$3,600	$6,050

Note:	The table above does not include discounts associated with our senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
In addition, during the second quarter of 2010, we syndicated a new $2.0 billion revolving credit facility, maturing in June 2013 with up to two one-year extension options subject to certain conditions, to replace our existing $1.75 billion revolving credit facility maturing in April 2011. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facilities as of June 30, 2010 or December 31, 2009. In connection with our patent litigation settlement with Johnson & Johnson discussed in our 2009 Annual Report filed on Form 10-K, we borrowed $200 million against our revolving credit facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under our credit facility as collateral for the remaining Johnson & Johnson obligation. In August 2010, we paid the remaining Johnson & Johnson obligation of $725 million, plus interest, using cash on hand and cancelled the related letter of credit. We now have full access to our $2.0 billion revolving credit facility to support operational needs. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. In August 2010, we extended the maturity of this facility to August 2011. There were no amounts borrowed under this facility as of June 30, 2010 or December 31, 2009.
Our new revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Current	Actual as of
	Requirement	June 30, 2010
Maximum leverage ratio (1)	3.85 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	5.7 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously-announced restructuring plans plus an additional $300 million for any future restructuring initiatives. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; as well as up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); and litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010. As of June 30, 2010, we were in compliance with the required covenants. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
NOTE F — ACQUISITIONS
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter of 2010 and we received the milestone payment from Abbott, which we have recorded as a gain in the accompanying unaudited condensed consolidated statements of operations.
Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve the payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. We made payments related to prior period acquisitions of $4 million during the second quarter and first half of 2010, $15 million in the second quarter of 2009 and $517 million for the first half of 2009, associated primarily with a final fixed payment of $500 million related to our 2004 acquisition of Advanced Bionics Corporation. As of June 30, 2010, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior acquisitions is approximately $370 million. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $600 million.

Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of FASB Statement No. 141(R), Business Combinations, (codified within FASB ASC Topic 805, Business Combinations) as of January 1, 2009, did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the second quarter and first half of 2009 associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R), the transaction did not qualify as a business combination. We did not consummate any material business combinations in the first half of 2010 or 2009. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset, in accordance with ASC Topic 805.
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
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million, and that approximately $375 million to $385 million of these charges will result in cash outlays, of which we have made payments of $360 million to date. We have recorded related costs of $424 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$35 million to $40 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$80 million to $85 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2011.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $180 million of these charges will result in cash outlays. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011.The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected
Type of Cost	to be incurred

Restructuring charges:
Termination benefits	$110 million to $115 million
Asset write-offs	$5 million to $10 million
Other (1)	$45 million to $50 million

Restructuring-related expenses:
Other (2)	$20 million to $25 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs.
We recorded restructuring charges of $27 million in the second quarter of 2010, $13 million in the second quarter of 2009, $93 million in the first half of 2010, and $36 million in the first half of 2009. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $14 million in the second quarter of 2010, $17 million the second quarter of 2009, $28 million for the first half of 2010, and $30 million for the first half of 2009. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended June 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$15				$1	$11	$27

Restructuring-related expenses:
Cost of products sold			$2	$11			13
Selling, general and administrative expenses						1	1
Research and development expenses

			2	11		1	14

	$15		$2	$11	$1	$12	$41

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$14				$1	$11	$26
Plant Network Optimization program	1		$2	$7			10
2007 Restructuring plan				4		1	5

	$15		$2	$11	$1	$12	$41

Three Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$3				$3	$7	$13

Restructuring-related expenses:
Cost of products sold		$1	$2	$9			12
Selling, general and administrative expenses		4					4
Research and development expenses		1					1

		6	2	9			17

	$3	$6	$2	$9	$3	$7	$30

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$1		$2	$3			$6
2007 Restructuring plan	2	$6		6	$3	$7	24

	$3	$6	$2	$9	$3	$7	$30

Six Months Ended June 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$65				$7	$21	$93

Restructuring-related expenses:
Cost of products sold			$3	$23			26
Selling, general and administrative expenses						2	2
Research and development expenses

			3	23		2	28

	$65		$3	$23	$7	$23	$121

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$60				$7	$19	$86
Plant Network Optimization program	2		$3	$13			18
2007 Restructuring plan	3			10		4	17

	$65		$3	$23	$7	$23	$121

Six Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$21				$3	$12	$36

Restructuring-related expenses:
Cost of products sold		$3	$4	$15			22
Selling, general and administrative expenses		6					6
Research and development expenses		2					2

		11	4	15			30

	$21	$11	$4	$15	$3	$12	$66

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$17		$3	$5			$25
2007 Restructuring plan	4	$11	1	10	$3	$12	41

	$21	$11	$4	$15	$3	$12	$66

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
We have incurred cumulative restructuring charges of $411 million and restructuring-related costs of $158 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Termination benefits	$60	$24	$207	$291
Fixed asset write-offs	7		31	38
Other	17		65	82

Total restructuring charges	84	24	303	411

Retention incentives			66	66
Accelerated depreciation		10	16	26
Transfer costs		25	39	64
Other	2			2

Restructuring-related expenses	2	35	121	158

	$86	$59	$424	$569

We made cash payments associated with restructuring initiatives pursuant to these plans of $33 million in the second quarter of 2010, $66 million in the first half of 2010, and have made total cash payments of $411 million since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Three Months Ended June 30, 2010
Termination benefits	$10		$5	$15
Transfer costs		$7	4	11
Other	7			7

	$17	$7	$9	$33

Six Months Ended June 30, 2010
Termination benefits	$15		$12	$27
Retention incentives			2	2
Transfer costs		$13	10	23
Other	11		3	14

	$26	$13	$27	$66

Program to Date
Termination benefits	$15		$191	$206
Retention incentives			66	66
Transfer costs		$25	39	64
Other	11		64	75

	$26	$25	$360	$411

The following is a rollforward of the restructuring liability associated with each of these initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

				Plant
				Network
	2010 Restructuring Plan			Optimization	2007 Restructuring Plan
	Termination			Termination	Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Benefits	Other	Subtotal	Total

Charges					$158	$10	$168	$168
Cash payments					(23)	(8)	(31)	(31)

Accrued as of December 31, 2007					135	2	137	137
Charges					34	34	68	68
Cash payments					(128)	(35)	(163)	(163)

Accrued as of December 31, 2008					41	1	42	42
Charges				$22	12	17	29	51
Cash payments					(28)	(18)	(46)	(46)

Accrued as of December 31, 2009				22	25	—	25	47
Charges	$60	$17	$77	2	3	3	6	85
Cash payments	(15)	(11)	(26)		(13)	(2)	(15)	(41)

Accrued as of June 30, 2010	$45	$6	$51	$24	$15	$1	$16	$91

NOTE H — COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive income (loss):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Net income (loss)	$98	$158	$(1,491)	$145
Foreign currency translation adjustment	(54)	26	(84)	20
Net change in unrealized gains and losses on derivative financial instruments, net of tax	35	(66)	90	9
Net change in unrealized gains and losses on equity investments, net of tax				1

Comprehensive income (loss)	$79	$118	$(1,485)	$175

Refer to Note C — Financial Instruments for more information on our derivative financial instruments.
NOTE I — EARNINGS PER SHARE

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Weighted average shares outstanding — basic	1,516.6	1,506.8	1,515.6	1,505.8
Net effect of common stock equivalents	8.7	7.7		5.8

Weighted average shares outstanding — assuming dilution	1,525.3	1,514.5	1,515.6	1,511.6

Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 9.1 million for the first half of 2010 due to our net loss position in this period.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 65 million stock options for the second quarter of 2010, 51 million for the second quarter of 2009, 62 million for the first half of 2010, and 58 million for the first half of 2009, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately one million shares of our common stock in the second quarters of 2010 and 2009, and six million shares in the first half of 2010 and 2009, following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan.
NOTE J — INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended		Percentage
	June 30		Point
	2010	2009	Increase (Decrease)

Reported tax rate	17.6%	12.2%	5.4%
Impact of certain receipts/charges*	6.2%	6.5%	(0.3)%

	23.8%	18.7%	5.1%

	Six Months Ended		Percentage
	June 30		Point
	2010	2009	Increase (Decrease)

Reported tax rate	(2.4)%	(74.7)%	72.3%
Impact of certain receipts/charges*	24.8%	94.5%	(69.7)%

	22.4%	19.8%	2.6%

*	These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2010, as compared to the same periods in 2009, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. Our reported tax rate was also affected by discrete items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third party case. In 2009, these charges included intangible asset impairment charges, purchased research and development charges, restructuring and litigation-related charges, a favorable tax ruling on a divestiture-related gain recognized in a prior period, and discrete tax items associated primarily with state law changes.
As of June 30, 2010, we had $1.029 billion of gross unrecognized tax benefits, of which a net $899 million, if recognized, would affect our effective tax rate. As of December 31, 2009, we had $1.038 billion of gross unrecognized tax benefits, of which a net $908 million, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefit is attributable primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling in a similar third party case of $25 million, exclusive of interest.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized income tax related interest of $11 million in the second quarter of 2010, $8 million in the second quarter of 2009, $21 million in the first half of 2010 and $20 million in the first half of 2009. We had $319 million accrued for gross interest and penalties as of June 30, 2010 and $299 million as of December 31, 2009.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
During 2009, we received the Revenue Agent’s Report for the legacy Boston Scientific examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest. We disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate.
During 2008, we received the Revenue Agent’s Report for the legacy Guidant examination covering years 2001 through 2003. We continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Report. We do not expect to be able to resolve this issue through applicable IRS administrative procedures. We believe that we have meritorious defenses for our tax filings and will vigorously defend them through litigation in the courts, as necessary.
Although the final resolution associated with both of these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.

It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of gross unrecognized tax benefits of up to approximately $363 million. More specifically, based on new information learned during the quarter, we now expect to resolve in this timeframe certain agreed upon issues pertaining to Guidant Corporation’s federal tax examination for years 2001 through 2006 and certain other issues related to Boston Scientific Corporation’s federal tax examination for years 2006 and 2007.
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
In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
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
Our accrual for legal matters that are probable and estimable was $1.292 billion as of June 30, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.0 billion to Johnson & Johnson in connection with the patent litigation settlement for $1.725 billion, plus interest, discussed in our 2009 Annual Report filed on Form 10-K. We paid the remaining obligation to Johnson & Johnson in August 2010. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants.
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
Litigation with Johnson & Johnson (including its subsidiary, Cordis)
On April 13, 1998, Cordis filed suit against Boston Scientific Scimed and us in the U.S. District Court for the District of Delaware, alleging that our NIR® stent infringes three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed, although two of the claims were not invalid. The District Court also found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that both patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider and on March 31, 2010, the District Court denied our request for reconsideration. On April 2, 2010, Cordis filed an appeal and on April 9, 2010, we filed a cross appeal.
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
On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed and we filed suit against Johnson & Johnson and Cordis in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of four U.S. patents (the Wright and Falotico patents) owned by them and of non-

infringement of the patents by the PROMUS® coronary stent system, supplied to us by Abbott. On February 21, 2008, Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. On June 25, 2009, we amended our complaints to allege that the four patents owned by Johnson & Johnson and Cordis are unenforceable. On January 20, 2010, the District Court found the four patents owned by Johnson & Johnson and Cordis invalid. On February 17, 2010, Johnson & Johnson and Cordis appealed the District Court’s decision.
On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A Markman hearing was held on July 15, 2010. A trial has not yet been scheduled.
On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that was issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the District Court for the District of Minnesota transferred our suit to the U.S. District Court for the District of New Jersey. On July 13, 2010, Cordis filed a motion to amend the complaint to add an additional patent, which the Court granted on August 2, 2010.
On December 4, 2009, Boston Scientific Scimed and we filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed their answer as well as a motion to transfer the suit to Delaware. On April 16, 2010, the District Court of Minnesota granted Cordis’ motion to transfer the case to the U.S. District Court for the District of Delaware. A trial has been scheduled to begin on May 5, 2011.
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
Litigation with St. Jude Medical, Inc.
Guidant Sales Corp., Cardiac Pacemakers, Inc. and Mirowski Family Ventures L.L.C. are plaintiffs in a suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the U.S. District Court for the Southern District of Indiana alleging infringement of certain implantable cardioverter defibrillator (ICD) systems marketed by St. Jude infringe a patent (the Mirowski patent) licensed to us. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009, the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. On August 19, 2009, the en banc Court of Appeals held that damages are limited to U.S. sales only. On November 16, 2009, Mirowski and we filed a Petition for Writ of Certiorari and on January 11, 2010 the Supreme Court denied the petition. The case has been remanded back to the District Court for a trial on damages. On April 13, 2010, Mirowski and St. Jude reached a settlement in principle. On May 6, 2010, Mirowski and St. Jude reached a settlement and the District Court dismissed the case with prejudice.

Litigation with Medinol Ltd.
On December 12, 2008, we submitted a request for arbitration against Medinol with the American Arbitration Association in New York. We are asking the Arbitration panel to enforce a contract between Medinol and us to have Medinol contribute to any final damage award owed to Johnson & Johnson for damages related to the sales of the NIR® stent supplied to us by Medinol. A panel of three arbitrators has been constituted to hear the arbitration. On February 9, 2010, the Arbitration panel found the contract enforceable against Medinol. On February 17, 2010, Medinol filed a motion for reconsideration, and on April 28, 2010, the Arbitration panel reaffirmed its February 9, 2010 ruling. A hearing on the merits is scheduled for September 2010.
Other Stent System Patent Litigation
On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of the contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. On July 11, 2008, the Court of Appeals vacated the District Court’s consent judgment and remanded the case back to the District Court for further clarification. On June 11, 2009, the District Court ordered a stay of the action pursuant to the parties’ joint stipulation. On October 5, 2009, Dr. Jang served a lien notice on us seeking a portion of any recovery from Johnson & Johnson for infringement of the Jang patent, and on May 25, 2010 Dr. Jang filed a formal suit in the U.S. District Court for the Central District of California. On June 5, 2010 we answered denying the allegations and on July 2, 2010 we filed a motion to transfer the action to the U.S. District Court for the District of Delaware.
On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and on October 20, 2009, we filed an answer to the amended complaint. On March 18, 2010, the District Court dismissed OrbusNeich’s unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. On April 14, 2010, OrbusNeich filed a motion to amend its complaint to add another patent (another Addonizio patent). A Markman hearing is scheduled for March 16, 2011.
On November 17, 2009, Boston Scientific Scimed filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Netherlands alleging that their sale of the Genous stents infringe a patent owned by us (the Keith patent). A hearing was held on June 18, 2010. A decision is expected in September 2010.
Cardiac Rhythm Management Litigation
Two product liability class action lawsuits and more than 73 individual lawsuits involving approximately 76 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately 12 cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. Through the end of the second quarter 2010, 8,180 claims had been approved for participation in the MDL settlement. As a result, we have made all required payments of approximately $234 million related to the MDL settlement and no other payments are due under the settlement agreement. On April 6, 2009, September 24, 2009 and April 16, 2010, the MDL Court dismissed with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement. Further dismissal orders are expected as additional claimants are approved for participation in the settlement. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts.
We are aware of more than 22 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of the Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.
Guidant or its affiliates have been defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid for in connection with the devices that have been the subject of Guidant’s product communications. Two of the TPP actions were previously dismissed without prejudice, but have now been revived as a result of the MDL Court’s January 15, 2010 order, and are pending in the U.S. District Court for the District of Minnesota, although they are proceeding separately from the MDL. A third action was recently remanded by the MDL court to the Southern District of Florida. Two other TPP actions were pending in state court in Minnesota, but were settled and dismissed with prejudice by court order dated June 3, 2010. The settled cases were brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates.
On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in Italy alleging certain of our Cardiac Rhythm Management (CRM) products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini.
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

Department of Justice (DOJ) investigation relating to the 1998 NIR ON ® Ranger with Sox stent recall, problems with the TAXUS ® drug- eluting coronary stent systems that led to product recalls, and our ability to satisfy U.S. Food and Drug Administration (FDA) regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 16, 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff’s TAXUS ® stent recall related claims and remanded the matter for further proceedings. On February 25, 2009, the Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. The defendants filed a motion for summary judgment and a hearing on the motion was held on April 21, 2010. On April 27, 2010, the Court issued an opinion granting defendants’ motion and on April 28, 2010, the Court entered judgment in defendants’ favor and dismissed the case. Plaintiff filed a notice of appeal on May 27, 2010.
On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan and Global Employee Stock Ownership Plan (GESOP) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and Department of Labor Regulations. Other similar actions were filed in early 2006. On April 3, 2006, the Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA (the Consolidated ERISA Complaint). The Consolidated ERISA Complaint alleges, among other things, that the defendants breached their fiduciary duties to the 401(k) Plan’s participants because they knew or should have known that the value of our common stock was artificially inflated and was not a prudent investment for the 401(k) Plan (the First ERISA Action). The Consolidated ERISA Complaint seeks equitable and monetary relief. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. On November 3, 2008, the Court denied Plaintiffs’ motion to certify a class, denied Hochstadt’s motion to intervene, and dismissed the action. On December 2, 2008, plaintiffs filed a notice of appeal.
On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 (the Second ERISA Action). This new complaint repeats the allegations of the August 23, 2006, Consolidated ERISA Complaint. On September 30, 2009, we and certain of the proposed class representatives in the First and Second ERISA Actions entered into a memorandum of understanding reflecting an agreement-in-principle to settle the First and Second ERISA Actions in their entirety. The proposed settlement has received preliminary approval from the District Court. A final settlement fairness hearing is scheduled for early August 2010.
In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under ERISA. Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. In September 2007, we filed a motion to dismiss the complaint for failure to state a claim. In June 2008, the District Court dismissed the complaint in part, but ruled that certain of the plaintiffs’ claims may go forward to discovery. On October 29, 2008, the Magistrate Judge ruled that discovery should be limited, in the first instance, to alleged damages-related issues. On October 8, 2009, we reached a resolution with the plaintiffs in this matter. On May 19, 2010, the District Court granted preliminary approval of the proposed settlement and scheduled a settlement fairness hearing for September 9, 2010.

On April 9, 2010, the City of Roseville Employees’ Retirement System individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported class action suit in the U.S. District Court for the District of Massachusetts. The suit alleges that we and certain of our current and former officers violated certain sections of the Securities Exchange Act of 1934. The suit claims that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business. An order was issued on July 12, 2010 appointing KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs and the selection of lead class counsel. The plaintiffs have sixty days from entry of that order to file a consolidated complaint.
On April 14, 2010, we received a letter from the United Union of Roofers, Waterproofers and Allied Workers Local Union No. 8 (Local 8) demanding that our Board of Directors seek to remedy any legal violations committed by current and former officers and directors during the period beginning April 20, 2009 and continuing through March 12, 2010. The letter alleges that our officers and directors caused us to issue false and misleading statements and failed to disclose material adverse information regarding serious issues with our CRM business. The matter was referred to a special committee of the Board to investigate and then make a recommendation to the full Board.
On June 21, 2010, we received a shareholder derivative complaint filed by Rick Barrington individually and on behalf of all others similarly situated against all of our current directors, certain former directors and certain current and former officers seeking to remedy their alleged breaches of fiduciary duties that allegedly caused losses to us during the purported relevant period of April 20, 2009 to March 12, 2010. The case was filed in the U.S. District Court for the District of Massachusetts on behalf of purchasers of our securities during the period from April 20, 2009 through March 12, 2010.
Governmental Proceedings — BSC
In December 2007, we were informed by the U.S. Attorney’s Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam whistle-blower complaint, which named us and other competitors. The complaint remained under confidential seal until January 11, 2010 when, following the Federal government’s decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint.
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
On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and seeks monetary and punitive damages. We are vigorously defending against the allegations. On May 6, 2009, BSSA France was served the complaint. On July 31, 2009, the plaintiff filed an amended complaint. On January 15, 2010, defendants filed a motion to dismiss the amended complaint. On April 30, 2010, the plaintiff filed an opposition to defendants’ motion to dismiss. On June 22, 2010, defendants filed a reply memorandum in support of defendants’ motion to dismiss.
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
Governmental Proceedings — Guidant
On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the consumer protection provisions of New York’s Executive Law. In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM ® 2 1861 defibrillator from approximately February 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of the law. The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a VENTAK PRIZM ® 2 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, costs, and all other proper relief. The case was removed from New York State Court in 2005 and transferred to the MDL in the U.S. District Court for the District of Minnesota in 2006. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts. On or about May 7, 2010, the New York Attorney General’s lawsuit was remanded to the U.S. District Court for the Southern District of New York.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Minneapolis, issued under HIPAA. The subpoena requests documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM ® 2 and CONTAK RENEWAL ® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the request, including producing a significant volume of documents and providing witnesses for grand jury proceedings. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant will plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the U.S. Attorney for the District of Minnesota and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. On April 5, 2010, Guidant formally pled guilty to the two misdemeanor charges. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. Instead, the Court invited the parties to consider a modified agreement fashioned to further serve the public interest, including community service, public education and charitable activities, and suggested the DOJ allocate a portion of the settlement funds to Medicare. The DOJ has also notified us that it has opened an investigation into whether there were civil violations under the False Claims Act related to these products.
On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our CRM products. On March 12, 2010, we were informed that the DOJ would be closing its investigation. On July 23, 2010, we were served with a qui tam complaint filed by a device recipient. In the complaint, the defendant claims that Guidant violated the False Claims Act by selling certain PRIZM 2 devices allegedly manufactured with certain medical adhesives.
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
Following the unsealing of the whistleblower complaint, we received in August 2009 shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. On March 19, 2010, the same shareholders filed purported derivative lawsuits in the Superior Court of Middlesex County against the same directors and executive officers named in the demand letters, alleging breach of fiduciary duty in connection with the alleged off-label promotion of surgical cardiac ablation system devices and seeking unspecified damages, costs, and equitable relief. The parties have agreed to defer action on these suits until after a Board of Directors determination whether to pursue the matter. On July 26, 2010, the Board determined to reject the shareholders’ demand.
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail ® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim and added new claims. On December 23, 2009, we filed our response opposing the addition of the new claims. A hearing has been scheduled for September 24, 2010.
As of June 2003, Guidant had outstanding fourteen suits alleging product liability related causes of action relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. Subsequently, Guidant was notified of additional claims and served with additional complaints relating to the ANCURE System. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Presently, Guidant has one ANCURE lawsuit pending in the U.S. District Court for the District of Minnesota. Guidant had four cases pending in State Court in California. These cases had been dismissed on summary judgment. On February 9, 2010, the California Court of Appeals upheld the dismissal of two of the cases. On June 9, 2010, the California Supreme Court declined to review the dismissal decision. The appeal is pending on the remaining cases. Additionally, Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. It is uncertain how many of these claims will ultimately be pursued against Guidant.
In March 2005, we acquired Advanced Stent Technologies, Inc. (AST), a stent development company. On November 25, 2008, representatives of the former stockholders of AST filed two arbitration demands against us with the American Arbitration Association. AST claimed that we failed to exercise commercially reasonable efforts to develop products using AST’s technology in violation of the acquisition agreement. The demands seek monetary and equitable relief. We answered denying any liability. The parties have selected arbitrators and preliminary matters have been presented to the panel. On May 13, 2010, the Arbitration panel ruled that AST is not entitled to monetary relief at this time. Arbitration is scheduled for November 2010.
FDA Warning Letters
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
Matters Concluded Since January 1, 2010
On November 3, 2005, a securities class action complaint was filed on behalf of purchasers of Guidant stock between December 1, 2004 and October 18, 2005 in the U.S. District Court for the Southern District of Indiana, against Guidant and several of its officers and directors. The complaint alleges that the defendants concealed adverse information about Guidant’s defibrillators and pacemakers and sold stock in violation of federal securities laws. The complaint seeks a declaration that the lawsuit can be maintained as a class action, monetary damages, and injunctive relief. Several additional, related securities class actions were filed in November 2005 and January 2006. The Court issued an order consolidating the complaints and appointed the Iron Workers of Western Pennsylvania Pension Plan and David Fannon as lead plaintiffs. In August 2006, the defendants moved to dismiss the complaint. On February 27, 2008, the District Court granted the motion to dismiss and entered final judgment in favor of all defendants. On March 13, 2008, the plaintiffs filed a motion seeking to amend the final judgment to permit the filing of a further amended complaint. On May 21, 2008, the District Court denied plaintiffs motion to amend the judgment. On June 6, 2008, plaintiffs appealed the judgment to the U.S. Court of Appeals for the Seventh Circuit. On October 21, 2009, the Court of Appeals affirmed the decision of the District Court granting our motion to dismiss the case with prejudice. Plaintiffs filed a motion to reconsider, and on November 20, 2009, the Court of Appeals denied the motion. The plaintiffs did not seek review by the U.S. Supreme Court within the time allotted.
On January 13, 2003, Cordis filed suit for patent infringement against Boston Scientific Scimed and us alleging that our Express 2 ® coronary stent infringes a U.S. patent (the Palmaz patent) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us (the Jang patent). On August 4, 2004, the Court granted a Cordis motion to add our Liberté ® coronary stent and two additional patents to the complaint (the Gray patents). On June 21, 2005, a jury found that our TAXUS ® Express 2 ®, Express 2 ®, Express ® Biliary, and Liberté ® stents infringe the Palmaz patent and that the Liberté ® stent infringes a Gray patent. With respect to our counterclaim, a jury found on July 1, 2005, that Johnson & Johnson’s Cypher ®, Bx Velocity ®, Bx Sonic ® and Genesis™ stents infringe our Jang patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher ®, Bx Velocity ®, Bx Sonic ® and Genesis™ stent systems infringe our Jang patent and that the patent is valid. The Court of Appeals also instructed the District Court to dismiss with prejudice any infringement claims against our TAXUS Liberté ® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS ® Express 2 ®, Express 2 ®, Express ® Biliary, and Liberté ® stents infringe the Palmaz patent and that the patent is valid. The Court of Appeals also affirmed that our Liberté ® stent infringes a Gray patent and that the patent is valid. Both parties filed a request for a rehearing and a rehearing en banc with the Court of Appeals, and on June 26, 2009, the Court of Appeals denied both petitions. On September 24, 2009, both parties filed Petitions for Writ of Certiorari before the U.S. Supreme Court which were denied on November 30, 2009. On January 29, 2010, the parties entered into a settlement agreement which resolved these matters. As a result of the settlement, we agreed to pay Johnson & Johnson $1.725 billion, plus interest. We paid $1.0 billion of this obligation during the first quarter of 2010 and paid the remaining obligation in August 2010.
On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté ® stent product, when launched in the United States, will infringe a U.S. patent (the Gray patent) owned by them. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On November 10, 2008, Cordis filed a motion for summary judgment and on May 1, 2009, we filed a motion to dismiss the case. On May 26, 2009, Cordis dismissed its request for injunctive relief. On July 21, 2009, the District Court denied both parties’ motions. This matter was resolved as part of the January 29, 2010 settlement agreement described in the prior paragraph.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Boston, issued under the HIPAA. The subpoena requests documents concerning certain marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products arising prior to our acquisition of Guidant in 2006. In December 2009, Guidant settled this matter for $22 million and entered into a Corporate Integrity Agreement on December 23, 2009.
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
NOTE L — SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of June 30, 2010, and December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting (formerly FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information). In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational and/or of a non-cash nature, such as amounts related to goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009
Net sales

United States	$1,076	$1,194	$2,142	$2,364
EMEA	489	494	979	989
Japan	234	260	483	513
Inter-Continental	182	183	355	353

Net sales allocated to reportable segments	1,981	2,131	3,959	4,219
Sales generated from divested businesses	2	2	4	7
Impact of foreign currency fluctuations	(55)	(59)	(75)	(142)

	$1,928	$2,074	$3,888	$4,084

Income (loss) before income taxes

United States	$188	$267	$361	$538
EMEA	215	235	443	476
Japan	105	155	229	304
Inter-Continental	72	84	145	163

Operating income allocated to reportable segments	580	741	1,178	1,481
Manufacturing operations	(78)	(96)	(178)	(203)
Corporate expenses and currency exchange	(137)	(187)	(255)	(356)
Goodwill and intangible asset impairment charges; and acquisition-, divestiture-, litigation-, and restructuring- related net charges	(10)	(57)	(1,748)	(380)
Amortization expense	(124)	(126)	(252)	(255)

	231	275	(1,255)	287
Other expense, net	(112)	(95)	(200)	(204)

	$119	$180	$(1,455)	$83

NOTE M — NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During the second quarter and first half of 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note C — Financial Instruments for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.

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
Recent Events
On March 15, 2010, we announced the ship hold and removal of field inventory of all implantable cardioverter defibrillator (ICD) systems and cardiac resynchronization therapy defibrillator (CRT-D) systems offered by our Cardiac Rhythm Management (CRM) division in the United States, after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the U.S. Food and Drug Administration (FDA). We have since submitted the required documentation and, on April 15, 2010, we received clearance from the FDA for certain of the manufacturing changes and immediately resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all our defibrillator implant volume in the United States. We returned the earlier generations of these products to the U.S. market on May 21, 2010, following required FDA clearance. We are working with our physician and patient customers to recapture market share lost as a result of the ship hold; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship hold and product removal actions.
During the first quarter of 2010, the CRM ship hold and product removal actions and the potential corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a $1.848 billion goodwill impairment charge during the first quarter. We finalized the amount of the charge during the second quarter, resulting in a credit of $31 million and a net goodwill impairment charge of $1.817 billion for the first half of 2010. Refer to Quarterly Results for further information.
Financial Summary
Three Months Ended June 30, 2010
Our net sales for the second quarter of 2010 were $1.928 billion, as compared to net sales of $2.074 billion for the second quarter of 2009, a decrease of $146 million or seven percent. This decrease was due primarily to the ship hold and product removal actions related to our U.S. CRM business during the quarter, described above, which we estimate negatively impacted our net sales by $62 million in the second quarter of 2010, as compared to the same period in the prior year, as well as a decline in sales of our drug-eluting coronary stent systems. Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net income for the second quarter of 2010 was $98 million, or $0.06 per share. Our reported results for the second quarter of 2010 included goodwill impairment-related credits, restructuring and restructuring-related costs and amortization expense (after-tax) of $92 million, or $0.06 per share. Excluding these items, net income for the second quarter of 2010 was $190 million, or $0.12 per share. Our reported net income for the second quarter of 2009 was $158 million, or $0.10 per share. Our reported results for the second quarter of 2009 included intangible asset impairment charges; acquisition-, divestiture- and litigation-related net charges; restructuring and restructuring-related costs; discrete tax items and amortization expense (after-tax) of $139 million, or $0.10 per share. Excluding these items, net income for the second quarter of 2009 was $297 million, or $0.20 per share. Management excludes certain significant items that are considered to be non-operational and/or of a non-cash nature, such as goodwill and intangible asset impairment charges; acquisition-, divestiture-, and litigation-related charges and credits; restructuring and restructuring-related costs; certain discrete tax items and amortization expense to facilitate an evaluation of current operating performance and a comparison to past operating performance, as well as to assess liquidity. Users of our financial statements should consider this financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP measures. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended June 30,
in millions	2010	2009
GAAP net income	$98	$158
Non-GAAP adjustments:
Goodwill impairment-related credits	(31)
Intangible asset impairment charges		10
Acquisition-related charges		17
Restructuring-related charges	41	30
Discrete tax items		(11)
Amortization expense	124	126

Non-GAAP adjustments subtotal	134	172
Tax impact of reconciling items	(42)	(33)

Non-GAAP net income	$190	$297

Six Months Ended June 30, 2010
Our net sales for the first half of 2010 were $3.888 billion, as compared to net sales of $4.084 billion for the first half of 2009, a decrease of $196 million or five percent. This decrease was due primarily to the ship hold and product removal actions related to our U.S. CRM business during the quarter, as described above, which we estimate negatively impacted our net sales by $134 million in the first half of 2010, as compared to the same period in the prior year, as well as a decline in sales of our drug-eluting coronary stent systems. Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net loss for the first half of 2010 was $(1.491) billion, or $(0.98) per share. Our reported results for the first half of 2010 included goodwill and intangible asset impairment charges, restructuring and restructuring-related costs and amortization expense (after-tax) of $1.932 billion, or $1.27 per share. Excluding these items, net income for the first half of 2010 was $441 million, or $0.29 per share. Our reported net income for the first half of 2009 was $145 million, or $0.10 per share. Our reported results for the first half of 2009 included intangible asset impairment charges; acquisition-, divestiture- and litigation-related net charges; restructuring and restructuring-related costs; discrete tax items and amortization expense (after-tax) of $441 million, or $0.29 per share. Excluding these items, net income for the first half of 2009 was $586 million, or $0.39 per share.
The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Six Months Ended June 30,
in millions	2010	2009
GAAP net (loss) income	$(1,491)	$145
Non-GAAP adjustments:
Goodwill impairment net charges	1,817
Intangible asset impairment charges	60	10
Acquisition-related (credits) charges	(250)	17
Divestiture-related gains		(3)
Restructuring-related charges	121	66
Litigation-related charges		287
Discrete tax items		(74)
Amortization expense	252	255

Non-GAAP adjustments subtotal	2,000	558
Tax impact of reconciling items	(68)	(117)

Non-GAAP net income	$441	$586

Business and Market Overview
Cardiac Rhythm Management
Our second quarter 2010 U.S. CRM product sales were negatively impacted by the ship hold and product removal actions associated with our ICD and CRT-D systems. We experienced market share loss in the U.S. as a result of these actions in the first half of 2010; however, we believe that our products, including our COGNIS® CRT-D and TELIGEN® ICD systems, among the world’s smallest and thinnest high-energy devices, will continue to be successful in the U.S. market. While we have begun to recapture lost market share, the extent and timing of our recovery is difficult to predict. We estimate that our U.S. defibrillator market share exiting 2010 will decrease approximately 400 basis points, due primarily to these product actions, combined with the impact of disciplinary actions taken against certain of our U.S. CRM sales personnel, as compared to our market share exiting 2009. Further, overall expectations of future CRM market growth have declined. We estimate that the worldwide CRM market will approximate $11.3 billion in 2010, representing a slight increase over the 2009 market size of $11.1 billion. We have completed a pre-market approval filing with the FDA for an expanded CRT-D indication and, in March 2010, the FDA panel unanimously recommended the agency expand the indication to include certain patients in earlier stages of heart failure. We believe an expanded indication will be approved in the near-term, and would potentially create an opportunity to strengthen the CRM market and further enhance our position within that market.
Our CRM net sales represented approximately 27 percent of our consolidated net sales for the second quarter of 2010. Our worldwide CRM net sales decreased $82 million, or 13 percent, in the second quarter of 2010, as compared to the second quarter of 2009, due primarily to the U.S. ship hold and product removal actions. The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
(in millions)	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$238	$141	$379	$315	$139	$454
Pacemaker systems	84	64	148	90	65	155

CRM products	$322	$205	$527	$405	$204	$609

Our U.S. CRM net sales decreased $83 million, or 20 percent, in the second quarter of 2010 as compared to the second quarter of 2009, driven primarily by the ship hold and product removal actions involving our ICD and CRT-D systems, discussed above. We are working with our physician and patient customers to recapture market share lost as a result of the ship hold; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship hold and product removal actions. We are committed to advancing our technologies to strengthen our CRM franchise. In 2010, we will continue to execute on our product pipeline and expect to launch our next-generation line of defibrillators in the U.S. in the first quarter of 2011, which include new features designed to improve functionality, diagnostic capability and ease of use. Due primarily to anticipated changes to current FDA regulatory requirements industry-wide, which would increase the size and length of time needed for certain clinical studies, we now expect to launch our next-generation INGENIO™ pacemaker system, which leverages the strength of our high-voltage platform and is compatible with our LATITUDE® Patient Management System, in the U.S. in late 2011 or early 2012, depending on final FDA requirements.
Our international CRM net sales increased $1 million, or less than one percent, in the second quarter of 2010, as compared to the second quarter of 2009. Excluding the impact of foreign currency exchange rates, which contributed a negative $3 million to our second quarter 2010 CRM net sales, as compared to the same period in the prior year, international sales of our CRM products increased $4 million, or two percent, in the second quarter of 2010, as compared to the second quarter of 2009. Within our international business, net sales of our CRM products in our Europe/Middle East/Africa (EMEA) region decreased $10 million in the second quarter of 2010, as compared to the same period in the prior year. Our net sales of these products in our Inter-Continental region increased $6 million, and net sales of our CRM products in Japan increased $5 million in the second quarter of 2010, as compared to the same period in the prior year. In July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have since launched this technology in the majority of our European markets. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our implantable device systems. We also plan to launch our next-generation INGENIO™ pacemaker system in EMEA and certain Inter-Continental countries in the second half of 2011 and believe that these launches position us well within the worldwide CRM market.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of operations. The variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:
•	our ability to regain the trust of the implanting physician community and minimize loss of market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	our ability to retain and attract key members of our CRM sales force and other key personnel, particularly following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully launch next-generation products and technology;

•	the impact of market and economic conditions on average selling prices and the overall number of procedures performed;

•	the successful conclusion and variations in outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new competitive launches.

Coronary Stent Systems
Net sales of our coronary stent systems represented approximately 22 percent of our consolidated net sales in the second quarter of 2010. We are the only company in the industry to offer a two-drug platform strategy, which has enabled us to maintain our market leadership position. We currently market our TAXUS® paclitaxel-eluting stent franchise, including our third-generation TAXUS® Element™ stent system, launched in EMEA and certain Inter-Continental countries during the second quarter of 2010. The CE Mark approval for our TAXUS® Element™ stent system includes a specific indication for treatment in diabetic patients. We also offer our everolimus product franchise, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories, and our next-generation internally-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, which we launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009. Our Element™ stent platform incorporates a unique platinum chromium alloy offering greater radial strength and flexibility than older alloys, and provides enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. We expect to launch our TAXUS® Element™ stent system in the U.S. in mid-2011 and Japan in late 2011 or early 2012. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012.
Despite continued competition and pricing pressures, we maintained our leadership position during the second quarter of 2010 with an estimated 38 percent share of the worldwide drug-eluting stent market, as compared to 42 percent during the second quarter of 2009. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2010, consistent with the 2009 market size. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate1. The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
	June 30, 2010			June 30, 2009
(in millions)	U.S.	International	Total	U.S.	International	Total
TAXUS®	$73	$55	$128	$111	$158	$269
PROMUS®	136	74	210	127	45	172
PROMUS® Element™		51	51

Drug-eluting stent systems	209	180	389	238	203	441
Bare-metal stent systems	12	21	33	15	28	43

	$221	$201	$422	$253	$231	$484

Our U.S. net sales of drug-eluting stent systems decreased $29 million, or 12 percent, in the second quarter of 2010, as compared to the second quarter of 2009. This decrease relates primarily to a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive pricing pressures. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately eight percent in the second quarter of 2010, as compared to the second quarter of 2009. Average drug-eluting stent penetration rates in the U.S. were 78 percent during the second quarter of 2010, as compared to 75 percent for the second quarter of 2009, which partially offset the impact of lower average selling prices on the size of the U.S. drug-eluting stent market.
We estimate our share of the U.S. drug-eluting stent market approximated 46 percent for the second quarter of 2010, as compared to 50 percent for the second quarter of 2009. This decline was due primarily to customer perceptions of data from a single-center, non-double blinded, underpowered study sponsored by one of our competitors, as well as perceived excessive use of drug-eluting stent systems based on evidence from a third-party clinical trial comparing drug-eluting stent systems to pharmaceuticals. We believe we have maintained our leadership position in this market due to the success of our two-drug platform strategy. The strength of our TAXUS® Liberté® stent system and the PROMUS® stent system, as well as our TAXUS® Express2® Atom™

[1]	A measure of the mix between bare-metal and drug-eluting stents used across procedures.

stent system, have combined to enable us to sustain our leadership in the U.S. drug-eluting stent market. In 2009, we received FDA approval for our TAXUS® Liberté® Atom™ and the TAXUS® Liberté® Long stent systems, further adding to our industry leadership for the widest range of coronary stent sizes.
Our international drug-eluting stent system net sales decreased $23 million, or 11 percent, in the second quarter of 2010, as compared to the second quarter of 2009, and were positively impacted by $6 million as a result of foreign currency exchange rates, as compared to the same period in the prior year. Within our international business, net sales of our drug-eluting stent systems in Japan decreased $18 million, or 26 percent, in the second quarter of 2010, as compared to the prior year. In the first quarter of 2010, we received approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) and launched the PROMUS® stent system in Japan, enabling us to execute on our two-drug platform strategy in this region. However, our share of the drug-eluting stent market in Japan declined to 38 percent in the second quarter of 2010, as compared to 53 percent in the second quarter of 2009, as a result of additional competitors entering the market. Through the end of the first quarter of 2009, our TAXUS® drug-eluting stent system was one of only two drug-eluting stent products on the market in Japan; however, during the second quarter of 2009, a third competitor entered this market and, during the first quarter of 2010, a fourth competitor began offering its competitive drug-eluting stent system in Japan. We believe that aggressive pricing offered by market entrants and clinical trial enrollment limiting our access to certain customers contributed to the decline in our market share in Japan in the second quarter of 2010, as compared to the same period in the prior year. Our net sales of drug-eluting stent systems in our EMEA region decreased $6 million, or seven percent in the second quarter of 2010, as compared to the second quarter of 2009, due primarily to reductions in market share. However, in the second quarter of 2010, we launched our third-generation TAXUS® Element™ stent system in EMEA and certain Inter-Continental countries. This launch, coupled with the November 2009 launch of our PROMUS® Element™ stent system, which has quickly gained market share, position us to gain share during the remainder of the year. Net sales of drug-eluting stent systems in our Inter-Continental region increased $1 million, or two percent, driven by an increase in PCI procedural volume and the favorable impact of foreign currency exchange rates.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position, with an estimated 38 percent market share in the second quarter of 2010. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus- eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® stent system. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Our internally developed and manufactured PROMUS® ElementTM everolimus-eluting stent system, launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, generates gross profit margins more favorable than the PROMUS® stent system and has and, we expect, will continue to positively affect our overall gross profit and operating profit margins in these regions. This positive impact on our gross profit margin will help to offset the gross profit margin impact of the recent launch in Japan of the PROMUS® stent system.
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
We believe that we can sustain our leadership position within the worldwide drug-eluting stent market in the foreseeable future for a variety of reasons, including:
•	our two-drug platform strategy, including specialty stent sizes;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V®/PROMUS® stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ and TAXUS® Element™ stent systems in additional geographies;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
However, a decline in net sales from our drug-eluting stent systems could have a significant adverse impact on our operating results and operating cash flows. The most significant variables that may impact the size of the drug-eluting stent market and our position within this market include, but are not limited to:
•	the impact of competitive pricing pressure on average selling prices of drug-eluting stent systems available in the market;

•
the impact and outcomes of on-going and future clinical results involving our or our competitors’ products, including those trials sponsored by our competitors, or perceived product performance of our or our competitors’ products;

•	physician and patient confidence in our current and next-generation technology, including drug-eluting stent technology;

•	our ability to successfully launch next-generation products and technology features, including the PROMUS® Element™ and TAXUS® Element™ stent systems;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	new competitive product launches;

•	the outcome of intellectual property litigation; and

•
changes in FDA clinical trial data and post-market surveillance requirements, as well as international regulatory requirements, and the associated impact on new product launch schedules and the cost of product approvals and compliance.

During 2009, we successfully negotiated closure of several long-standing legal matters, including multiple matters with Johnson & Johnson; all outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases; and all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation in the coronary stent market. In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson, particularly relating to drug eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity. See Note K- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these legal proceedings.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as ultrasound imaging systems. Our worldwide net sales of these products decreased to $235 million in the second quarter of 2010, as compared to $252 million in the second quarter of 2009, a decrease of $17 million or seven percent. Our U.S. net sales represented $101 million in the second quarter of 2010, as compared to $107 million in the second quarter of 2009, a decrease of $6 million or six percent. Our international net sales of these products decreased to $134 million in the second quarter of 2010, as compared to $145 million in the second quarter of 2009. These decreases were the result of a delay in new product introductions, pricing pressures and competitive product launches. We continue to hold a strong leadership position in the PTCA balloon catheter market, maintaining 56 percent share of the U.S. market and 39 percent worldwide for the second quarter of 2010, and are planning a number of additional new product launches during 2010, including the full launch of our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity, launched in limited markets during the second quarter of 2010. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment. In addition, we look forward to the full launch of our Kinetix™ family of guidewires, for which we began a phased launch in the U.S., our EMEA region and certain Inter-Continental countries in April 2010.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products decreased to $166 million in the second quarter of 2010, as compared to $171 million in the second quarter of 2009, a decrease of $5 million or three percent, driven by increased competition and procedural softness. Foreign currency exchange rates did not materially impact our second quarter of 2010 Peripheral Interventions net sales, as compared to the same period in the prior year. We believe that we are well positioned in the growing Peripheral Interventions market, due in part to the recent launches of our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery; our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; and our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries. In addition, during the first quarter of 2010, we received FDA approval for an iliac indication for our Express® LD stent system. We believe that these product offerings will provide positive momentum for our Peripheral Interventions business.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability, which we launched in the U.S. in the fourth quarter of 2009. Worldwide net sales of our electrophysiology products were $37 million for both the second quarter of 2010 and 2009 and were not materially impacted by foreign exchange in the second quarter of 2010, as compared to the same period in the prior year. We have begun a limited launch of our Blazer™ Prime ablation catheter in our EMEA region and certain Inter-Continental countries and believe that with this and other upcoming product launches, we are well-positioned within the Electrophysiology market.
Neurovascular
We market a broad line of products used in treating diseases of the neurovascular system and hold leading market positions in several product markets. Our worldwide net sales of Neurovascular products decreased to $82 million for the second quarter of 2010, as compared to $87 million in the second quarter of 2009, a decrease of $5 million or five percent. Our Neurovascular net sales were not materially impacted by foreign exchange in the second quarter of 2010, as compared to the second quarter of 2009. Excluding the impact of foreign currency, our worldwide Neurovascular net sales decreased $6 million, or six percent, as compared to the same period in the prior year. This decrease resulted primarily from new competitive launches and a delay in the launch of our next-generation products, specifically our next-generation family of detachable coils, which include an enhanced delivery system designed to reduce coil detachment times. We are currently targeting a late 2010 or early 2011 launch of this product in the U.S., EMEA and certain Inter-Continental countries. In July 2010, we launched the Neuroform EZ™ stent system, our fourth-generation intracranial aneurysm stent system designed for use in conjunction with endovascular coiling to treat wide-necked aneurysms, in the U.S. and our EMEA region. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products increased $19 million, or eight percent, to $265 million in the second quarter of 2010, as compared to $246 million in the second quarter of 2009. Our U.S. net sales of these products increased $7 million to $134 million, as compared to the same period in the prior year, and our international net sales increased $12 million, including a $1 million favorable impact from foreign currency exchange rates, to $131 million. This increase was due primarily to higher net sales within our stent franchise, due largely to the U.S. launch of the WallFlex® biliary stent system and continued commercialization of the WallFlex® esophageal stent. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we will continue the commercialization of our market-leading WallFlex® stent line; our Dreamwire™ high performance guidewire and Dreamtome™ RX cannulating sphincterotome; as well as expanded sizes of our Radial® Jaw 4 biopsy forceps and expect to launch a number of new products targeting the biliary interventional market.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products increased $6 million, or four percent, to $120 million in the second quarter of 2010 and were negatively impacted by 300 basis points as a result of a July 2009 recall related to catheters used in our Prolieve Thermodilatation® System for the treatment of benign prostatic hyperplasia, as well as the removal of our biopsy products from our product portfolio. Our U.S. net sales increased $4 million during the second quarter of 2010, as compared to the prior year, to $93 million, and our international net sales increased $2 million, as compared to the second quarter of 2009, to $27 million. Foreign currency exchange rates did not materially impact net sales of our Urology/Women’s Health products in the second quarter of 2010, as compared to the second quarter of 2009. The increase in net sales of our Urology/Women’s Health products was driven by several new product launches during 2009, including our Solyx™ single incision sling system and our Uphold™ vaginal support system. In addition, we executed two new Women’s Health product launches during 2009 with our second-generation ProCerva® Hydro ThermAblator® (HTA) procedure set, used in the treatment of excessive uterine bleeding, as well as our new Pinnacle® posterior pelvic floor repair kit. We will continue to execute on our Women’s Health growth strategy as we leverage the success of our new product launches and prepare for the launch of our Genesys HTA system in the U.S. later this year. We believe that the significantly enhanced user interface and ease of use of the Genesys HTA system will enable us to increase our share of the worldwide excessive uterine bleeding market.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products were $72 million for both the second quarter of 2010 and 2009. Our U.S. net sales of Neuromodulation products were $67 million for the second quarter of 2010 and $68 million for the same period in the prior year, and international net sales of these products were $5 million in the second quarter of 2010 and $4 million in the second quarter of 2009. We believe that a contributing factor to our Neuromodulation net sales in the second quarter of 2010 was procedural softness resulting from economic factors. In June 2010, we received FDA approval and launched two lead splitters for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. In addition, in July 2010, we received FDA approval and launched the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems. These leads, combined with our recently launched lead splitters, provide the broadest range of percutaneous lead configurations in the industry. We believe these new products position us to grow our net sales and market share during the remainder of 2010. In addition, to strengthen clinical evidence supporting spinal cord stimulation, we have initiated a trial to assess the therapeutic effectiveness and cost effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. We continue to believe that we have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and are involved in various studies designed to evaluate the use of spinal cord stimulation in the treatment of additional sources of pain. In addition, we plan to initiate a European trial evaluating the potential benefits of the use of our SCS system in deep-brain stimulation for the treatment of Parkinson’s disease.
Restructuring Initiatives
We are a diversified worldwide medical device leader and hold number one or two positions in the majority of the markets in which we compete. Over the past thirty years, we have generated significant revenue growth driven by product innovation, strategic acquisitions and robust investments in research and development. We generate strong cash flow, which has enabled us to reduce our debt obligations and further invest in our growth. On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in quality, research and development projects, capital and our people that are essential to our long-term success. As a part of the 2010 Restructuring plan, we expect to reallocate our research and development spending, targeting products and technologies with higher payoff and future growth profiles. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio, and redirect research and development and other spending to enhance our growth potential. These initiatives are described below.
2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure; and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2011. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide by the end of 2011. Refer to Quarterly Results and Note G — Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Quarterly Results and Note G — Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). These initiatives were designed to enhance short- and long-term shareholder value, including the restructuring of several of our businesses and product franchises; the sale of non-strategic businesses and investments; and significant expense and head count reductions. Our goal was, and continues to be, to better align expenses with revenues, while preserving our ability to make the investments in quality, research and development, capital improvements and our people that are essential to our long-term success. These initiatives have helped to provide better focus on our core businesses and priorities, which we believe will strengthen Boston Scientific for the future and position us for increased, sustainable and profitable sales growth. The execution of this plan enabled us to reduce research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008. We initiated activities under the plan in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan will continue throughout 2010; all other major activities under the plan were completed as of December 31, 2009. Refer to Quarterly Results and Note G

— Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
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
Quarterly Results
Net Sales
We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of foreign exchange for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of currency exchange, we convert current period and prior period net sales from local currency to U.S. dollars using current period currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note L — Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. As of June 30, 2010 and December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended		As Reported	Constant
	June 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

United States	$1,076	$1,194	(10)%	(10)%

EMEA	440	469	(6)%	(1)%
Japan	227	240	(6)%	(11)%
Inter-Continental	183	169	8%	(1)%

International	850	878	(3)%	(4)%

Subtotal	1,926	2,072	(7)%	(7)%

Divested Businesses	2	2	N/A	N/A

Worldwide	$1,928	$2,074	(7)%	(7)%

			Change
	Six Months Ended		As Reported	Constant
	June 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

United States	$2,142	$2,364	(9)%	(9)%

EMEA	910	915	(0)%	(1)%
Japan	473	482	(2)%	(6)%
Inter-Continental	359	316	14%	0%

International	1,742	1,713	2%	(2)%

Subtotal	3,884	4,077	(5)%	(6)%

Divested Businesses	4	7	N/A	N/A

Worldwide	$3,888	$4,084	(5)%	(6)%

The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended		As Reported	Constant
	June 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

Cardiac Rhythm Management	$527	$609	(13)%	(13)%

Interventional Cardiology	657	736	(11)%	(11)%
Peripheral Interventions	166	171	(3)%	(4)%

Cardiovascular Group	823	907	(9)%	(10)%

Electrophysiology	37	37	0%	0%

Neurovascular	82	87	(5)%	(6)%

Endoscopy	265	246	8%	8%
Urology/ Women’s Health	120	114	4%	4%

Endosurgery Group	385	360	7%	7%

Neuromodulation	72	72	0%	0%

Subtotal	1,926	2,072	(7)%	(7)%

Divested Businesses	2	2	N/A	N/A

Worldwide	$1,928	$2,074	(7)%	(7)%

			Change
	Six Months Ended		As Reported	Constant
	June 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

Cardiac Rhythm Management	$1,065	$1,197	(11)%	(12)%

Interventional Cardiology	1,347	1,473	(9)%	(11)%
Peripheral Interventions	331	329	0%	(1)%

Cardiovascular Group	1,678	1,802	(7)%	(9)%

Electrophysiology	75	74	1%	1%

Neurovascular	169	174	(3)%	(6)%

Endoscopy	525	478	10%	8%
Urology/ Women’s Health	232	219	6%	5%

Endosurgery Group	757	697	9%	7%

Neuromodulation	140	133	5%	4%

Subtotal	3,884	4,077	(5)%	(6)%

Divested Businesses	4	7	N/A	N/A

Worldwide	$3,888	$4,084	(5)%	(6)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q2 2010 Net Sales as compared to Q2 2009
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
in millions	Basis	Basis	Currency

Cardiac Rhythm Management	$(82)	$(79)	$(3)

Interventional Cardiology	(79)	(84)	5
Peripheral Interventions	(5)	(5)	0

Cardiovascular Group	(84)	(89)	5

Electrophysiology	0	0	(0)

Neurovascular	(5)	(6)	1

Endoscopy	19	18	1
Urology/ Women’s Health	6	6	0

Endosurgery Group	25	24	1

Neuromodulation	0	0	0

Subtotal	(146)	(150)	4

Divested Businesses	0	0	0

Worldwide	$(146)	$(150)	$4

	Q2 2010 YTD Net Sales as compared to Q2 2009
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
in millions	Basis	Basis	Currency

Cardiac Rhythm Management	$(132)	$(141)	$9

Interventional Cardiology	(126)	(161)	35
Peripheral Interventions	2	(4)	6

Cardiovascular Group	(124)	(165)	41

Electrophysiology	1	0	1

Neurovascular	(5)	(10)	5

Endoscopy	47	38	9
Urology/ Women’s Health	13	11	2

Endosurgery Group	60	49	11

Neuromodulation	7	7	0

Subtotal	(193)	(260)	67

Divested Businesses	(3)	(3)	0

Worldwide	$(196)	$(263)	$67

U.S. Net Sales
During the second quarter of 2010, our U.S. net sales decreased $118 million, or ten percent, as compared to the second quarter of 2009. The decrease was driven primarily by lower U.S. CRM sales of $83 million, due primarily to the ship hold and product removal actions impacting our ICD and CRT-D systems, discussed in Business and Market Overview, as well as a decline in U.S. drug-eluting stent system sales of $29 million. On April 15, 2010, following FDA clearance, we resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all of our U.S. defibrillator implant volume and, on May 21, 2010, we secured the required clearance from the FDA allowing us to return the earlier generations of these products to market. Refer to the Business and Market Overview section for further discussion of our net sales.
During the first half of 2010, our U.S. net sales decreased $222 million, or nine percent, as compared to the first half of 2009. The decrease was driven primarily by lower CRM sales of $132 million, due primarily to the ship hold and product removal actions impacting our ICD and CRT-D systems, discussed in Business and Market Overview, as well as a decline in U.S. coronary stent system sales of $72 million and a decrease of $15 million in net sales of our Interventional Cardiology (excluding coronary stent systems) products.
International Net Sales
During the second quarter of 2010, our international net sales decreased $28 million, or three percent, as compared to the second quarter of 2009. Foreign currency exchange rates contributed $4 million to our international net sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our international net sales decreased $32 million or four percent. This included a decrease in net sales in our EMEA region of $5 million, or one percent, in the second quarter of 2010, as compared the same period in the prior year. Our net sales in Japan decreased $26 million, or 11 percent, excluding the impact of foreign currency exchange rates, in the second quarter of 2010, as compared to the second quarter of 2009, due primarily to competitive launches of drug-eluting stent system technology. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, decreased $1 million, or one percent, in the second quarter of 2010, as compared to the same period in the prior year. Refer to the Business and Market Overview section for further discussion of our International net sales.

During the first half of 2010, our international net sales increased $29 million, or two percent, as compared to the first half of 2009. Foreign currency exchange rates contributed $67 million to our international net sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our international net sales decreased $38 million or two percent. This included a decrease in net sales in our EMEA region of $10 million, or one percent, in the first half of 2010, as compared to the same period in the prior year. Our net sales in Japan decreased $30 million, or six percent, excluding the impact of foreign currency exchange rates, in the first half of 2010, as compared to the first half of 2009, due primarily to competitive launches of drug-eluting stent system technology. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $2 million, or less than one percent, in the first half of 2010, as compared to the same period in the prior year.
Gross Profit
Our gross profit was $1.274 billion for the second quarter of 2010, $1.444 billion for the second quarter of 2009, $2.572 billion for the first half of 2010, and $2.847 billion for the first half of 2009. As a percentage of net sales, our gross profit decreased to 66.1 percent in the second quarter of 2010, as compared to 69.6 percent in the second quarter of 2009, and decreased to 66.2 percent in the first half of 2010, as compared to 69.7 percent in the first half of 2009. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three	Six
	Months	Months
Gross profit — period ended June 30, 2009	69.6%	69.7%
Drug-eluting stent system sales mix and pricing	(1.8)%	(2.0)%
Impact of CRM ship hold	(0.7)%	(0.6)%
Net impact of foreign currency	(0.2)%	(0.7)%
All other	(0.8)%	(0.2)%

Gross profit — period ended June 30, 2010	66.1%	66.2%

The primary factor contributing to the reduction in our gross profit margin during the second quarter and first half of 2010, as compared to the same periods in 2009, was a decrease in sales of our higher margin TAXUS® drug-eluting stent systems and a shift towards the PROMUS® stent system, as well as declines in the average selling prices of drug-eluting stent systems. Sales of the PROMUS® stent system represented approximately 54 percent of our worldwide drug-eluting stent system sales in the second quarter of 2010, 39 percent in the second quarter of 2009, 53 percent in the first half of 2010, and 36 percent in the first half of 2009. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than that of our TAXUS® stent system. In the fourth quarter of 2009, we launched our next-generation internally developed and manufactured PROMUS® Element™ everolimus-eluting stent system in our EMEA region and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012, and expect this product will have gross profit margins more favorable than the PROMUS® stent system and will positively affect our overall gross profit and operating profit margins. In addition, the average selling prices of drug-eluting stent systems in the U.S., EMEA and Japan regions decreased, including an estimated nine percent decline in the U.S., in the first half of 2010, as compared to the first half of 2009. Our gross profit margin was also negatively impacted by the CRM ship hold and product removal actions during the first half of the year, as well as the settlement of foreign currency hedge contracts.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	634	32.9	671	32.4	1,262	32.5	1,321	32.3
Research and development expenses	232	12.0	263	12.7	485	12.5	520	12.7
Royalty expense	57	3.0	53	2.6	108	2.8	98	2.4
Selling, General and Administrative (SG&A) Expenses
In the second quarter of 2010, our SG&A expenses decreased $37 million, or six percent, as compared to the second quarter of 2009. This decrease was related primarily to savings related to our restructuring initiatives driven by lower headcount and lower consulting spend, as compared to the same period in the prior year. As a percentage of net sales, our SG&A expenses were slightly higher than the second quarter of 2009. Despite the reduction in our net sales, attributable primarily to the ship hold and product removal actions associated with our U.S. CRM business, during the quarter we did not reduce compensation levels for our sales force and, therefore, did not experience a decline in SG&A expenses in the second quarter of 2010, resulting in higher SG&A expenses as a percentage of net sales than anticipated or expected for the remainder of the year.
In the first half of 2010, our SG&A expenses decreased $59 million, or four percent, as compared to the first half of 2009. This decrease was related primarily to savings related to our restructuring initiatives driven by lower headcount and lower consulting spend, as well as lower employee bonus expenses attributable to lower sales and operating performance as compared to the same period in the prior year. These decreases were partially offset by the negative impact of foreign currency exchange rates of approximately $15 million, as well as the impact of maintaining compensation levels for our sales force. As a percentage of net sales, our SG&A expenses were relatively consistent with the first half of 2009.
Research and Development (R&D) Expenses
Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In the second quarter of 2010, our R&D expenses decreased $31 million, or 12 percent, as compared to the second quarter of 2009, and were slightly lower as a percentage of net sales as compared to same period in the prior year. This decrease is a result of the delay or slow start to certain of our clinical trials, due to the on-going prioritization of R&D projects and the re-allocation of spend as part of our restructuring efforts, to focus on higher payoff products. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
In the first half of 2010, our R&D expenses decreased $35 million, or seven percent, as compared to the first half of 2009, and were relatively consistent as a percentage of net sales with the same period in the prior year. This decrease is a result of the delay or slow start to certain of our clinical trials, due to the on-going prioritization of R&D projects and the re-allocation of spend as part of our restructuring efforts, to focus on higher payoff products.
Royalty Expense
In the second quarter of 2010, our royalty expense increased $4 million, or eight percent, as compared to the second quarter of 2009. This increase was due primarily to a shift in the mix of our drug-eluting stent system net sales towards the PROMUS® and PROMUS® Element™ stent systems. Royalty expense attributable to our net sales of PROMUS® and PROMUS® Element™ stent systems increased $13 million for the second quarter of 2010, as compared to the same period in the prior year, but was partially offset by a decrease of $8 million in royalty expense attributable to our TAXUS® stent system. The royalty rate applied to sales of PROMUS® and PROMUS® Element™ stent systems is, on average, higher than that associated with sales of our TAXUS® stent system.
In the first half of 2010, our royalty expense increased $10 million, or 10 percent, as compared to the first half of 2009. This increase was due primarily to a shift in the mix of our drug-eluting stent system net sales towards the PROMUS® and PROMUS® Element™ stent systems. Royalty expense attributable to our sale of PROMUS® and PROMUS® Element™ stent systems increased $26 million for the first half of 2010, as compared to the same period in the prior year, but was partially offset by a decrease of $13 million in royalty expense attributable to our TAXUS® stent system.
Loss on Program Termination
In the second quarter of 2009, we cancelled one of our internal R&D programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities), associated with future payments that we believe we remain contractually obligated to make. We continue to focus on developing new technologies that will contribute to profitable sales growth in the future and do not believe that the cancellation of this program will have a material adverse impact on our future results of operations or cash flows.
Amortization Expense
Our amortization expense was $124 million in the second quarter of 2010, $126 million in the second quarter of 2009, $252 million in the first half of 2010, and $255 million in the first half of 2009. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship hold and product removal actions associated with our U.S. ICD and CRT-D products announced on March 15, 2010 and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit in the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a $1.848 billion, on both a pre-tax and after-tax basis, goodwill impairment charge associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge, resulting in a final goodwill impairment charge of $1.817 billion for the first half of 2010. This charge does not impact our compliance with our debt covenants or our cash flows, and is excluded by management for purposes of evaluating operating performance and assessing liquidity.
As a result of the ship hold and product removal actions, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010, as compared to our market share exiting 2009, and would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. We are working with our physician and patient customers to recapture lost market share; however, our on-going net sales and profitability will likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market participant risk-adjusted weighted-average cost of capital (WACC), used in determining our discount rate.

In the second quarter of 2010, we performed our annual goodwill impairment test for all of our reporting units. We updated our U.S. CRM assumptions to reflect our current market share position and our most recent operational budgets and long range strategic plans. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM business unit currently exceeds its fair value, due primarily value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our amortizable intangible assets which have been allocated to our U.S. CRM reporting unit is approximately $3.8 billion as of June 30, 2010. We tested these amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2010, and determined that these assets were not impaired. The assumptions used in our annual goodwill impairment test related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to step two of the impairment test in the second quarter of 2010.
We have identified a total of four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM unit, which holds $1.5 billion of allocated goodwill, our U.S. Cardiovascular unit, which holds $2.2 billion of allocated goodwill, our U.S. Neuromodulation unit, which holds $1.2 billion of allocated goodwill, and our EMEA region, which holds $4.1 billion of allocated goodwill. The level of excess fair value over carrying value for these reporting units (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from 14 percent to 23 percent. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:
•	an inability to regain the trust of the implanting physician community and minimize loss of market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	decreases in estimated market sizes or market growth rates due to pricing pressures, product actions, disruptive technology developments, and/or other economic conditions;

•
declines in our market share and penetration assumptions due to increased competition, an inability to launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	negative developments in intellectual property litigation that may impact our ability to market certain products;

•	adverse legal decisions resulting in significant cash outflows;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets.
Negative changes in one or more of these factors could result in additional impairment charges.
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
Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of FASB Statement No. 141(R), Business Combinations, (codified within FASB ASC Topic 805, Business Combinations) as of January 1, 2009, did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the second quarter and first half of 2009 associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R), the transaction did not qualify as a business combination. We did not consummate any material business combinations in the first half of 2010 or 2009. For any future business combinations that we enter, we will recognize purchased research and development as an intangible asset, in accordance with ASC Topic 805. This non-recurring charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese MHLW to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter of 2010 and we received the milestone payment from Abbott, which we have recorded as a gain in our accompanying unaudited condensed consolidated financial statements. This non-recurring acquisition-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
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
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million, and that approximately $375 million to $385 million of these charges will result in cash outlays, of which we have made payments of $360 million to date. We have recorded related costs of $424 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

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
As a result of the execution of our 2007 Restructuring plan and our divestiture-related initiatives, discussed in our 2009 Annual Report filed on Form 10-K, we reduced research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions.
In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million to exiting 2012. These savings are in addition to the estimated $35 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in cash outlays. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected
Type of cost	to be incurred

Restructuring charges:
Termination benefits	$35 million to $40 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$80 million to $85 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.

Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure, and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed in 2011. We will reinvest a portion of the savings into customer facing and other activities to help drive future sales growth and support the business. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2011.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $180 million of these charges will result in cash outlays. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected
Type of Cost	to be incurred

Restructuring charges:
Termination benefits	$110 million to $115 million
Asset write-offs	$5 million to $10 million
Other (1)	$45 million to $50 million

Restructuring-related expenses:
Other (2)	$20 million to $25 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs.
We recorded restructuring charges of $27 million in the second quarter of 2010, $13 million in the second quarter of 2009, $93 million in the first half of 2010, and $36 million in the first half of 2009. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $14 million in the second quarter of 2010, $17 million the second quarter of 2009, $28 million for the first half of 2010, and $30 million for the first half of 2009. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended June 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$15				$1	$11	$27

Restructuring-related expenses:
Cost of products sold			$2	$11			13
Selling, general and administrative expenses						1	1
Research and development expenses

			2	11		1	14

	$15		$2	$11	$1	$12	$41

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$14				$1	$11	$26
Plant Network Optimization program	1		$2	$7			10
2007 Restructuring plan				4		1	5

	$15		$2	$11	$1	$12	$41

Three Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$3				$3	$7	$13

Restructuring-related expenses:
Cost of products sold		$1	$2	$9			12
Selling, general and administrative expenses		4					4
Research and development expenses		1					1

		6	2	9			17

	$3	$6	$2	$9	$3	$7	$30

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$1		$2	$3			$6
2007 Restructuring plan	2	$6		6	$3	$7	24

	$3	$6	$2	$9	$3	$7	$30

Six Months Ended June 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$65				$7	$21	$93

Restructuring-related expenses:
Cost of products sold			$3	$23			26
Selling, general and administrative expenses						2	2
Research and development expenses

			3	23		2	28

	$65		$3	$23	$7	$23	$121

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$60				$7	$19	$86
Plant Network Optimization program	2		$3	$13			18
2007 Restructuring plan	3			10		4	17

	$65		$3	$23	$7	$23	$121

Six Months Ended June 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$21				$3	$12	$36

Restructuring-related expenses:
Cost of products sold		$3	$4	$15			22
Selling, general and administrative expenses		6					6
Research and development expenses		2					2

		11	4	15			30

	$21	$11	$4	$15	$3	$12	$66

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$17		$3	$5			$25
2007 Restructuring plan	4	$11	1	10	$3	$12	41

	$21	$11	$4	$15	$3	$12	$66

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
We have incurred cumulative restructuring charges of $411 million and restructuring-related costs of $158 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Termination benefits	$60	$24	$207	$291
Fixed asset write-offs	7		31	38
Other	17		65	82

Total restructuring charges	84	24	303	411

Retention incentives			66	66
Accelerated depreciation		10	16	26
Transfer costs		25	39	64
Other	2			2

Restructuring-related expenses	2	35	121	158

	$86	$59	$424	$569

Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
We made cash payments associated with restructuring initiatives pursuant to these plans of $33 million in the second quarter of 2010, $66 million in the first half of 2010, and have made total cash payments of $411 million since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Three Months Ended June 30, 2010
Termination benefits	$10		$5	$15
Transfer costs		$7	4	11
Other	7			7

	$17	$7	$9	$33

Six Months Ended June 30, 2010
Termination benefits	$15		$12	$27
Retention incentives			2	2
Transfer costs		$13	10	23
Other	11		3	14

	$26	$13	$27	$66

Program to Date
Termination benefits	$15		$191	$206
Retention incentives			66	66
Transfer costs		$25	39	64
Other	11		64	75

	$26	$25	$360	$411

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
Interest Expense
Our interest expense increased to $103 million in the second quarter of 2010, as compared to $92 million in the second quarter of 2009, an increase of $11 million, or 12 percent. This increase was due primarily to the write off of the remaining $10 million discount attributable to our loan from Abbott Laboratories, prepaid in full in June 2010. Our average borrowing rate was 5.7 percent in the second quarter of 2010 and 5.5 percent in the second quarter of 2009. Refer to the Liquidity and Capital Resources section and Note E — Borrowings and

Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Our interest expense increased to $195 million in the first half of 2010, as compared to $194 million in the first half of 2009, an increase of $1 million or less than one percent. Our average borrowing rate was 5.7 percent in the first half of 2010 and 2009.
Other, net
Our other, net reflected expense of $9 million in the second quarter of 2010, $3 million in the second quarter of 2009, $5 million in the first half of 2010, and $10 million in the first half of 2009.
The following are the components of other, net:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2010	2009	2010	2009

Interest income	$1	$2	$9	$5
Foreign currency (losses) gains	(7)	2	(12)	(4)
Other expense, net	(3)	(7)	(2)	(11)

	$(9)	$(3)	$(5)	$(10)

Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended		Percentage
	June 30		Point
	2010	2009	Increase (Decrease)
Reported tax rate	17.6%	12.2%	5.4%
Impact of certain receipts/charges*	6.2%	6.5%	(0.3)%

	23.8%	18.7%	5.1%

	Six Months Ended		Percentage
	June 30		Point
	2010	2009	Increase (Decrease)
Reported tax rate	(2.4)%	(74.7)%	72.3%
Impact of certain receipts/charges*	24.8%	94.5%	(69.7)%

	22.4%	19.8%	2.6%

*	These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the second quarter and first half of 2010, as compared to the same periods in 2009, relate primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. Our reported tax rate was also affected by discrete items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third party case. In 2009, these charges included intangible asset impairment charges, purchased research and development charges, restructuring and litigation-related charges, a favorable tax ruling on a divestiture-related gain recognized in a prior period, and discrete tax items associated primarily with state law changes.

During 2009, we received the Revenue Agent’s Report for the legacy Boston Scientific examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest. We disagree with certain positions contained in the Report and intend to contest these positions through applicable IRS and judicial procedures, as appropriate.
During 2008, we received the Revenue Agent’s Report for the legacy Guidant examination covering years 2001 through 2003. We continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Report. We do not expect to be able to resolve this issue through applicable IRS administrative procedures. We believe that we have meritorious defenses for our tax filings and will vigorously defend them through litigation in the courts, as necessary.
Although the final resolution associated with both of these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Our current financial position and results of operations are not impacted by these Acts. However, for the years ending after December 31, 2012, our results of operations and financial positions are expected to have a material adverse impact as the Acts impose a 2.3 percent excise tax on manufacturers of medical devices beginning in 2013. Further, the Obama Administration has announced several international tax legislative proposals to reform the United States tax rules, including provisions that may limit the deferral of United States income tax on our unremitted foreign earnings, substantially reduce our ability to claim foreign tax credits, and defer various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are enacted into law, they could have a material adverse impact on our financial position and results of operations. However, if the extension of the look thru rule and the U.S. Research and Development (R&D) credit are later enacted, they will have a favorable impact on our results of operations and financial position.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. For our first quarter ended March 31, 2010, we adopted ASC Update No. 2009-17, Consolidations (Topic 810) — Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Refer to Recent Accounting Pronouncements for a discussion of our adoption of this standard. There were no other material changes in the six months ended June 30, 2010 to the application of critical accounting policies as described in our Annual Report filed on Form 10-K for the year ended December 31, 2009.
Liquidity and Capital Resources
The following provides a summary and description of our cash inflows (outflows) for the six months ended June 30, 2010 and 2009:

	Six Months Ended
	June 30,
(in millions)	2010	2009
Cash provided by operating activities	$2	$680
Cash used for investing activities	(138)	(640)
Cash provided by (used for) financing activities	87	(487)

Operating Activities
During the first half of 2010, we generated $2 million from operating activities, as compared to $680 million during the first half of 2009, a decrease of $678 million. This decrease was driven primarily by the payment of $1.0 billion to Johnson & Johnson related to a patent litigation settlement described in our 2009 Annual Report filed on Form 10-K, as compared to $100 million of legal settlements paid in the first half of 2009. This cash outflow was partially offset by the receipt of a $250 million milestone payment from Abbott Laboratories, described in Quarterly Results. The negative cash flow impact of reduced earnings as a result of lower net sales during 2010 has been largely offset by improved working capital management.
Investing Activities
During the first half of 2010, our investing activities were comprised primarily of capital expenditures of $131 million. We expect to incur total capital expenditures of approximately $350 million during 2010, which include investments to further upgrade our quality systems and information systems infrastructure, and to enhance our manufacturing capabilities to support continued growth in our business units.
During the first half of 2009, our investing activities included a final fixed payment of approximately $500 million related to our 2004 acquisition of Advanced Bionics Corporation, as well as capital expenditures of $134 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.
Debt
During the second quarter of 2010, we refinanced the majority of our 2011 debt obligations, including the establishment of a new $1.0 billion three-year, unsecured term loan facility, and used $900 million of the proceeds to prepay in full our loan due to Abbott Laboratories without any premium or penalty. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent). The term loan agreement requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount due at the credit facility maturity date, currently June 2013 with up to two one-year extension options subject to certain conditions. The debt maturity schedule for the significant components of our debt obligations as of June 30, 2010 is as follows:

	Payments due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Term loan		$100	$200	$700			$1,000
Senior notes		850			$600	$3,600	5,050

		$950	$200	$700	$600	$3,600	$6,050

Note:	The table above does not include discounts associated with our senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
In addition, during the second quarter of 2010, we syndicated a new $2.0 billion revolving credit facility, maturing in June 2013 with up to two one-year extension options subject to certain conditions, to replace our existing $1.75 billion revolving credit facility maturing in April 2011. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of June 30, 2010 or December 31, 2009. In connection with our patent litigation settlement with Johnson & Johnson discussed in our 2009 Annual Report filed on Form 10-K, we borrowed $200 million against our revolving credit facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under our credit facility as collateral for the remaining Johnson & Johnson obligation. In August 2010, we paid the remaining obligation of $725 million, plus interest, using cash on hand and cancelled the related letter of credit. We now have full access to our $2.0 billion revolving credit facility to support operational needs. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. In August 2010, we extended the maturity of this facility to August 2011. There were no amounts borrowed under this facility as of June 30, 2010 or December 31, 2009.
Our new revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Current	Actual as of
	Requirement	June 30, 2010

Maximum leverage ratio (1)	3.85 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	5.7 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses to support our previously-announced restructuring plans, and an additional $300 million for any future restructuring initiatives. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; as well as up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received), as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010. As of June 30, 2010, we were in compliance with the required covenants. The new exclusions related to potential future restructuring and litigation charges and payments reflect the uncertainty in these areas, as described in Risk Factors, contained in Part II, Item 1A of this Quarterly Report. We plan on further reducing debt levels to reduce financial risk related to potential future events in these areas. Our inability to maintain these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure. Users of our financial statements should consider this financial information in addition to, not as a substitute for, nor as superior to, U.S. GAAP. Refer to Additional Information for a discussion of management’s use of this non-GAAP measure. The following is a summary of our net debt position as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
(in millions)	2010	2009
Current debt obligations	$850	$3
Long-term debt	5,183	5,915

Total debt	6,033	5,918
Less: cash and cash equivalents	811	864

Net debt	$5,222	$5,054

Equity
During the first half of 2010, we received $14 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $13 million in the first half of 2009. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $92 million for the first half of 2010, and $78 million for the first half of 2009.
Contractual Obligations and Commitments
During the first quarter of 2010, we made a $1.0 billion litigation-related payment to Johnson & Johnson. We expect to pay the remainder of our 2010 contractual obligations using cash on hand and cash generated from operating activities. In addition, during the second quarter of 2010, we re-financed the majority of our 2011 debt maturities and extended the maturity of our revolving credit facility, prepaying in full our $900 million Abbott loan and remaining $725 million obligation to Johnson & Johnson, discussed above. There have been no material changes to our contractual obligations and commitments as reported in our 2009 Annual Report filed on Form 10-K.
Certain of our acquisitions involve the payment of contingent consideration. See Note F - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions.
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
In particular, although our recent settlements with Johnson & Johnson resolved 17 litigation matters, as discussed in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.

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
Our accrual for legal matters that are probable and estimable was $1.292 billion as of June 30, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.0 billion to Johnson & Johnson in connection with the patent litigation settlement for $1.725 billion, plus interest, discussed in our 2009 Annual Report filed on Form 10-K. We paid the remaining obligation to Johnson & Johnson in August 2010. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, including material developments with regard to the litigation disclosed in our 2009 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During the second quarter and first half of 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note C — Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.
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
Additional Information
Non-GAAP Financial Measures
To supplement our condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures that exclude certain amounts, including non-GAAP net income, non-GAAP net income per share, regional and divisional revenue growth rates that exclude the impact of foreign exchange, and net debt. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
The GAAP measure most comparable to non-GAAP net income is GAAP net income; the GAAP measure most comparable to non-GAAP net income per share is GAAP net income per share; and the GAAP measure most comparable to net debt is gross debt. To calculate regional and divisional revenue growth rates that exclude the impact of foreign exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant foreign exchange rates. The GAAP measure most comparable to this non-GAAP measure is growth rate percentages based on GAAP revenue. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measure are included elsewhere in this Quarterly Report.

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
The following is an explanation of each of the adjustments that management excluded as part of its non-GAAP measures for the three and six months ended June 30, 2010 and 2009, as well as reasons for excluding each of these individual items:
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

•
Purchased research and development - Purchased research and development is a highly variable charge based on the extent and nature of external technology acquisitions during the period and is not indicative of future operating results. Therefore, management removes the impact of these charges from operating results to facilitate and evaluation of current operating performance and a comparison to past operating performance.

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, asset write-offs, costs to transfer production lines from one facility to another, and other costs associated with our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing operating performance, as well as from each operating segments’ measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Litigation-related charges -These charges are attributable to certain patent litigation and other legal matters. These amounts represent significant charges during the first quarter of 2009 and do not reflect expected on-going operating expenses. Accordingly, management excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and for comparison to past operating performance.

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

In addition, management uses net debt to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure.
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
•
Items such as purchased research and development, restructuring and restructuring-related costs, litigation-related charges, and discrete tax items that are excluded from non-GAAP net income and non-GAAP net income per diluted share can have a material impact on cash flows and GAAP net income and net income per diluted share.

•
Items such as the gain on acquisition-related milestone and divestiture-related gains reflect economic benefits to the Company and are not reflected in non-GAAP net income and non-GAAP net income per diluted share.

•
Amortization expense and goodwill and other intangible asset impairment charges, though not directly affecting cash flows, represent a net reduction in the value of goodwill and other intangible assets. The expense associated with this net reduction in value is not included in non-GAAP net income or non-GAAP net income per diluted share and therefore these measures do not reflect the full effect of the reduction in value of those assets.

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
On February 16, 2010, Kenneth J. Pucel, our Executive Vice President, Global Operations, entered into a Rule 10b5-1 Trading Plan. Mr. Pucel’s plan covered the sale of 5,000 shares of our stock to be acquired upon the exercise of 5,000 stock options and expired on July 25, 2010. Transactions under Mr. Pucel’s plan were based upon pre-established dates and stock price thresholds and were disclosed publicly through appropriate filings with the Securities and Exchange Commission (SEC).
On March 1, 2010, Joseph M. Fitzgerald, our Senior Vice President and President, Endovascular, entered into a Rule 10b5-1 Trading Plan. Mr. Fitzgerald’s plan covers the sale of up to 19,500 shares of our stock to be acquired upon the exercise of 4,000 stock options expiring on May 9, 2010; 4,000 stock options expiring on July 25, 2010; 4,000 stock options expiring on October 31, 2010 and 7,500 stock options expiring on February 27, 2011. Transactions under Mr. Fitzgerald’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or February 25, 2011, whichever is earlier. Any transaction under Mr. Fitzgerald’s plan will be disclosed publicly through appropriate filings with the SEC.
On March 1, 2010, Jean F. Lance, our Senior Vice President and Chief Compliance Officer, entered into a Rule 10b5-1 Trading Plan. Ms. Lance’s plan covers the sale of 80,868 shares of our stock to be acquired upon the exercise of 24,200 stock options expiring on May 9, 2010; 30,000 stock options expiring on July 25, 2010; and 26,668 stock options expiring on December 6, 2010. Transactions under Ms. Lance’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or December 6, 2010, whichever is earlier. Any transaction under Ms. Lance’s plan will be disclosed publicly through appropriate filings with the SEC.

Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our growth strategy; our intentions and expectations regarding our business strategy, in particular those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business and Market Overview;” the timing and impact of our restructuring and Plant Network Optimization initiatives and expected costs and cost savings; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; the impact of our ship hold and product removal actions associated with our ICD and CRT-D systems in the United States; expected research and development efforts and the reallocation of research and development expenditures; product development and iterations; new and existing product launches in new geographies and their impact on our market share and financial position; reimbursement practices; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the effect of proposed tax laws; the outcome of matters before taxing authorities; our tax position; intellectual property, governmental proceedings and litigation matters; anticipated expenses and capital expenditures and our ability to finance them; the ability of our suppliers to meet our requirements; our ability to meet customer demand for our products; our ability to meet the financial covenants required by our revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants; the impact of increased sales taxes on our overall financial position; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.
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
CRM Business
•	Our ability to regain the trust of the implanting physician community and minimize loss of market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	Our ability to retain and attract key members of our CRM sales force and other key personnel;

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

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.
International Markets
•	Our dependency on international net sales to achieve growth;

•	Changes in our international structure and leadership;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as changes in reimbursement practices and policies;

•	Our ability to maintain or expand our worldwide market positions through investments in emerging markets;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins; and

•	Uncertainties related to economic conditions.
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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.243 billion as of June 30, 2010 and $4.742 billion as of December 31, 2009. We recorded $167 million of other assets and $100 million of other liabilities to recognize the fair value of these derivative instruments as of June 30, 2010, as compared to $56 million of other assets and $110 million of other liabilities as of December 31, 2009. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $254 million as of June 30, 2010 and $271 million as of December 31, 2009. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $312 million as of June 30, 2010 and by $331 million as of December 31, 2009.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of June 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended June 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note K — Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the information below and other information contained in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.
We face various risks and uncertainties as a result of our recent ship hold and removal of field inventory of all ICD and CRT-D systems offered by our CRM division in the United States, including harm to our business, reputation, financial position and results of operations.
On March 15, 2010, we announced the ship hold and removal of field inventory of all implantable cardioverter defibrillator (ICD) systems and cardiac resynchronization therapy defibrillator (CRT-D) systems offered by our Cardiac Rhythm Management (CRM) division in the United States, after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the U.S. Food and Drug Administration (FDA). We have since submitted the required documentation and, on April 15, 2010, we received clearance from the FDA for certain of the manufacturing changes and immediately resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all our defibrillator implant volume in the United States. We returned the earlier generations of these products to the U.S. market on May 21, 2010, following required FDA clearance. Although we are working with our physician and patient customers to recapture market share lost as a result of the ship hold and product removal actions, we face various risks and uncertainties, including the following:
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
ITEM 6. EXHIBITS (* documents filed with this report, #compensatory plans or arrangements)

10.1
Form of Agreement and General Release of All Claims between Fredericus A. Colen and Boston Scientific Corporation dated April 23, 2010 (Exhibit 10.1, Current Report on Form 8-K dated April 23, 2010, File no. 1-11083)#

10.2	Boston Scientific Corporation Deferred Bonus Plan (Exhibit 10.1, Current Report on Form 8-K dated May 11, 2010, File no. 1-11083)#

10.3
Credit Agreement dated as of June 23, 2010 by and among Boston Scientific Corporation, BSC International Holding Limited, the several Lenders parties thereto, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent (Exhibit 10.1, Current Report on Form 8-K dated June 23, 2010, File no. 1-11083)

10.4*
Form of Amendment No. 3 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 4, 2010 by and among Boston Scientific Corporation, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009 and (iv) the notes to the Condensed Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 5, 2010.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello
	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer