Form 10-Q
period 2010-09-30
BOSTON SCIENTIFIC CORP
filed 2010-11-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO
SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010	Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact Name of Registrant As Specified in Its Charter)

DELAWARE	04-2695240
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of October 31, 2010

Common Stock, $.01 par value	1,520,076,600

		Page No.

PART I FINANCIAL INFORMATION		3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	82

Item 4.	Controls and Procedures	82

PART II OTHER INFORMATION		84

Item 1.	Legal Proceedings	84

Item 1A.	Risk Factors	84

Item 6.	Exhibits	84

SIGNATURE		86
EX-10.5
EX-10.6
EX-10.7
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
in millions, except per share data	2010	2009	2010	2009

Net sales	$1,916	$2,025	$5,804	$6,109
Cost of products sold	623	629	1,939	1,867

Gross profit	1,293	1,396	3,865	4,242

Operating expenses:
Selling, general and administrative expenses	634	665	1,897	1,987
Research and development expenses	230	258	714	778
Royalty expense	39	51	147	149
Loss on program termination				16
Amortization expense	129	126	381	381
Goodwill impairment charge			1,817
Intangible asset impairment charges	5		65	10
Purchased research and development				17
Acquisition-related milestone			(250)
Restructuring charges	5	9	98	44
Litigation-related net charges		236		523

	1,042	1,345	4,869	3,905

Operating income (loss)	251	51	(1,004)	337

Other income (expense):
Interest expense	(91)	(91)	(286)	(285)
Other, net	3	(4)	(2)	(13)

Income (loss) before income taxes	163	(44)	(1,292)	39
Income tax (benefit) expense	(27)	50	9	(12)

Net income (loss)	$190	$(94)	$(1,301)	$51

Net income (loss) per common share — basic	$0.13	$(0.06)	$(0.86)	$0.03
Net income (loss) per common share — assuming dilution	$0.12	$(0.06)	$(0.86)	$0.03

Weighted-average shares outstanding
Basic	1,519.8	1,509.3	1,517.0	1,507.0
Assuming dilution	1,529.3	1,509.3	1,517.0	1,514.4
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
in millions, except share data	2010	2009

	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$624	$864
Trade accounts receivable, net	1,317	1,375
Inventories	923	920
Deferred income taxes	480	572
Prepaid expenses and other current assets	212	330

Total current assets	3,556	4,061

Property, plant and equipment, net	1,712	1,728
Goodwill	10,592	12,404
Other intangible assets, net	6,291	6,731

Other long-term assets	335	253

	$22,486	$25,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$904	$3
Accounts payable	195	212
Accrued expenses	1,604	2,609
Other current liabilities	252	198

Total current liabilities	2,955	3,022

Long-term debt	5,133	5,915
Deferred income taxes	1,924	1,875
Other long-term liabilities	1,436	2,064

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $ .01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $ .01 par value - authorized 2,000,000,000 shares, issued 1,519,963,601 shares as of September 30, 2010 and 1,510,753,934 shares as of December 31, 2009	15	15
Additional paid-in capital	16,198	16,086
Accumulated deficit	(5,058)	(3,757)
Other stockholders’ deficit	(117)	(43)

Total stockholders’ equity	11,038	12,301

	$22,486	$25,177

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(in millions)	2010	2009

Cash (used for) provided by operating activities	$(124)	$1,164

Investing activities:
Purchases of property, plant and equipment	(209)	(225)
Proceeds from sales of publicly traded and privately held equity securities and collections of notes receivable	1	54
Payments for acquisitions of businesses, net of cash acquired		(4)
Payments relating to prior period acquisitions	(4)	(517)
Payments for investments in companies and acquisitions of certain technologies	(5)	(41)

Cash used for investing activities	(217)	(733)

Financing activities:
Proceeds from borrowings on revolving credit facility	200
Payments on revolving credit facility borrowings	(200)
Proceeds from long-term borrowings, net of debt issuance costs	973
Payments on long-term borrowings	(900)	(725)
Proceeds from issuances of shares of common stock	28	32

Cash provided by (used for) financing activities	101	(693)

Effect of foreign exchange rates on cash		2

Net decrease in cash and cash equivalents	(240)	(260)
Cash and cash equivalents at beginning of period	864	1,641

Cash and cash equivalents at end of period	$624	$1,381

Supplemental Information

Non-cash financing activities:
Stock-based compensation expense	$122	$111
See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and footnotes thereto included in our 2009 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note L – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note F – Acquisitions, Note K – Commitments and Contingencies, and Note N – Subsequent Events for more information.
NOTE B – GOODWILL AND OTHER INTANGIBLE ASSETS
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship hold and product removal actions associated with our U.S. implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) products announced on March 15, 2010, described in Item 2 of this Quarterly Report, and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. Cardiac Rhythm Management (CRM) reporting unit in the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with our accounting policies described in our 2009 Annual Report filed on Form 10-K, and recorded a $1.848 billion, on both a pre-tax and after-tax basis, goodwill impairment charge associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge, resulting in a final goodwill impairment charge of $1.817 billion. This charge does not impact our compliance with our debt covenants or our cash flows.
At the time we performed our interim goodwill impairment test, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010 as a result of the ship hold and product removal actions, as compared to our market share exiting 2009, and that these actions would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. We are working with our physician and patient customers to recapture lost market share; however, our on-going U.S. CRM net sales and profitability will likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the

U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers, discussed in Item 2 of this Quarterly Report, were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market participant risk-adjusted weighted-average cost of capital (WACC) used in determining our discount rate.
In the second quarter of 2010, we performed our annual goodwill impairment test for all of our reporting units. We updated our U.S. CRM assumptions to reflect our market share position at that time, our most recent operational budgets and long range strategic plans. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM reporting unit continued to exceed its fair value, due primarily to the book value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our amortizable intangible assets which have been allocated to our U.S. CRM reporting unit is approximately $3.7 billion as of September 30, 2010. We tested these amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2010, and determined that these assets were not impaired, and there have been no impairment indicators related to these assets subsequent to that test. The assumptions used in our annual goodwill impairment test related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to step two of the impairment test in the second quarter of 2010.
We have identified a total of four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM unit, which holds $1.5 billion of allocated goodwill, our U.S. Cardiovascular unit, which holds $2.2 billion of allocated goodwill, our U.S. Neuromodulation unit, which holds $1.2 billion of allocated goodwill, and our Europe/Middle East/Africa (EMEA) region, which holds $4.1 billion of allocated goodwill. The level of excess fair value over carrying value for these reporting units (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) identified during our annual goodwill impairment test ranged from 14 percent to 23 percent. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:
•	decreases in estimated market sizes or market growth rates due to pricing pressures, product actions, disruptive technology developments, and/or other economic conditions;

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	negative developments in intellectual property litigation that may impact our ability to market certain products;

•	adverse legal decisions resulting in significant cash outflows;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets.

Negative changes in one or more of these factors could result in additional impairment charges.
The following is a summary of our other intangible asset balances as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in millions)	2010	2009

Core technology	$6,854	$6,854
Other intangible assets	2,369	2,384

	9,223	9,238
Less: accumulated amortization	(2,932)	(2,507)

	$6,291	$6,731

During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, and in accordance with our accounting policies described in our 2009 Annual Report filed on Form 10-K, we tested the related intangible assets for impairment and recorded a $60 million intangible asset impairment charge in the first quarter of 2010 and a $5 million intangible asset impairment charge in the third quarter of 2010 to write down the balance of these intangible assets to their fair values. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations.
NOTE C – FINANCIAL INSTRUMENTS
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
Currency Hedging
We are exposed to currency risk consisting primarily of foreign currency denominated monetary assets and liabilities, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We manage our exposure to changes in foreign currency on a consolidated basis to take advantage of offsetting transactions. We use both derivative instruments (currency forward and option contracts), and non-derivative transactions (primarily European manufacturing and distribution operations) to reduce the risk that our earnings and cash flows associated with these foreign currency denominated balances and transactions will be adversely affected by currency exchange rate changes.
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of September 30, 2010 and December 31, 2009 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.669 billion as of September 30, 2010 and $2.760 billion as of December 31, 2009.
We recognized net gains of $5 million in earnings on our cash flow hedges during the third quarter of 2010 and net losses of $22 million for the first nine months of 2010, as compared to net losses of less than $1 million during the third quarter of 2009 and net gains $23 million for the first nine months of 2009. All currency cash flow hedges outstanding as of September 30, 2010 mature within 36 months. As of September 30, 2010, $66 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $44 million as of December 31, 2009. As of September 30, 2010, $41 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $1.928 billion as of September 30, 2010 and $1.982 billion as of December 31, 2009.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. We had no interest rate derivative instruments outstanding as of September 30, 2010 or December 31, 2009.
In prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $2 million as of September 30, 2010 and $3 million as of December 31, 2009, and unamortized losses of $6 million as of September 30, 2010 and $8 million as of December 31, 2009, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $9 million as of September 30, 2010 and $11 million as of December 31, 2009.
During the third quarter and first nine months of 2010, we recognized in earnings an immaterial amount of net gains related to our previously terminated interest rate derivative contracts. As of September 30, 2010, $6 million of net gains, net of tax, are recorded in AOCI to recognize the effective portion of these instruments, as compared to $7 million of net gains as of December 31, 2009. As of September 30, 2010, an immaterial amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.
Counterparty Credit Risk
We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or related group of counterparties. We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and by actively monitoring their credit ratings and outstanding fair values on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the third quarter and first nine months of 2010 and 2009 (in millions):

		Amount of Gain
	Amount of Gain	(Loss)
	(Loss)	Reclassified from		Amount of Gain (Loss)
	Recognized in	AOCI into		Recognized in Earnings on
	OCI	Earnings		Ineffective Portion and
	(Effective	(Effective	Location in Statement of	Amount Excluded from	Location in Statement of
Cash Flow Hedges	Portion)	Portion)	Operations	Effectiveness Testing*	Operations

Three Months Ended September 30, 2010

Interest rate contracts		$1	Interest expense

Currency hedge contracts	$(173)	5	Cost of products sold

	$(173)	$6

Three Months Ended September 30, 2009

Interest rate contracts	$(10)	$(11)	Interest expense	$(1)	Interest expense	**

Currency hedge contracts	(133)	(1)	Cost of products sold

	$(143)	$(12)		$(1)

Nine Months Ended September 30, 2010

Interest rate contracts		$2	Interest expense

Currency hedge contracts	$(56)	(22)	Cost of products sold

	$(56)	$(20)

Nine Months Ended September 30, 2009

Interest rate contracts	$(18)	$(31)	Interest expense	$(2)	Interest expense	**

Currency hedge contracts	(106)	23	Cost of products sold

	$(124)	$(8)		$(2)

*
Other than described in **, the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis during the third quarter and first nine months of 2010 and 2009.

**
We prepaid $225 million of our term loan debt in the third quarter of 2009 and $725 million in the first nine months of 2009, and recognized ineffectiveness of $1 million in the third quarter of 2009 and $2 million for the first nine months of 2009 on interest rate swaps for which there was no longer an underlying exposure.

		Amount of Gain (Loss) Recognized
	Location	in Earnings (in millions)
Derivatives Not Designated as	in Statement of	Three Months Ended September 30,		Nine Months Ended September 30,
Hedging Instruments	Operations	2010	2009	2010	2009

Currency hedge contracts	Other, net	$(40)	$(41)	$(67)	$(8)
Currency hedge contracts	Cost of products sold				(1)

		$(40)	$(41)	$(67)	$(9)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by $43 million in net gains from foreign currency transaction exposures during the third quarter of 2010, $40 million during the third quarter of 2009, $59 million for the first nine months of 2010, and $4 million for the first nine months of 2009. As a result, we recorded a net foreign currency gain of $3 million during the third quarter of 2010, a $1 million loss during the third quarter of 2009, an $8 million loss for the first nine months of 2010, and a $4 million loss for the first nine months of 2009, within other, net in our accompanying unaudited condensed consolidated financial statements.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of September 30, 2010, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of September 30, 2010 and December 31, 2009:

		September 30,	December 31,
(in millions)	Location in Balance Sheet (1)	2010	2009

Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$32	$20
Currency hedge contracts	Other long-term assets	21	12

		53	32

Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	16	24

Total Derivative Assets		$69	$56

Derivative Liabilities:

Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$83	$64
Currency hedge contracts	Other long-term liabilities	64	29

		147	93

Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	55	17

Total Derivative Liabilities		$202	$110

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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
Financial assets and financial liabilities measured at fair value on a recurring basis consist of the following as of September 30, 2010:

(in millions)	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$310			$310
Currency hedge contracts		$69		69

	$310	$69		$379

Liabilities
Currency hedge contracts		$202		$202

		$202		$202

In addition to $310 million invested in money market funds as of September 30, 2010, we had $220 million of cash invested in short-term time deposits, and $94 million in interest bearing and non-interest bearing bank accounts.
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $54 million as of September 30, 2010 and $58 million as of December 31, 2009. As of September 30, 2010, we had no material assets or liabilities measured at fair value on either a recurring or non-recurring basis using significant unobservable inputs (Level 3).
During the first nine months of 2010, we recorded $1.882 billion of losses to adjust our goodwill and certain intangible assets to their fair values, and $5 million of losses to write down certain cost method investments to their fair values, because we deemed the decline in the values of the investments to be other-than-temporary. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note B – Goodwill and Other Intangible Assets, with a carrying amount of $3.296 billion to its implied fair value of $1.479 billion, resulting in a write-down of $1.817 billion. In addition, we recorded a loss of $60 million in the first quarter of 2010 to write down certain of our Peripheral Interventions intangible assets, discussed in Note B, to their estimated fair values of $14 million; a loss of $5 million in the third quarter of 2010, discussed in Note B, to write off the remaining value associated with certain other intangible assets; and losses of $4 million in the second quarter of 2010 and $1 million in the third quarter of 2010 to write down certain of our privately-held cost method investments to their fair values. These adjustments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $6.353 billion as of September 30, 2010 and $6.111 billion as of December 31, 2009. Refer to Note E – Borrowings and Credit Arrangements for a discussion of our debt obligations.

NOTE D – SUPPLEMENTAL BALANCE SHEET INFORMATION
The following are the components of various balance sheet items as of September 30, 2010 and December 31, 2009:
Inventories

	September 30,	December 31,
(in millions)	2010	2009

Finished goods	$652	$671
Work-in-process	94	69
Raw materials	177	180

	$923	$920

Property, plant and equipment, net

	September 30,	December 31,
(in millions)	2010	2009

Property, plant and equipment	$3,145	$3,266
Less: accumulated depreciation	(1,433)	(1,538)

	$1,712	$1,728

Capital expenditures of $209 million during the first nine months of 2010 were offset by depreciation and the write-off of fully depreciated assets no longer in use. Depreciation expense was $221 million for the first nine months of 2010, and $237 million for the first nine months of 2009.
Accrued expenses

	September 30,	December 31,
(in millions)	2010	2009
Legal reserves	$413	$1,453
Payroll and related liabilities	439	472
Other	752	684

	$1,604	$2,609

Other long-term liabilities

	September 30,	December 31,
(in millions)	2010	2009
Accrued income taxes	$927	$857
Legal reserves	149	863
Retirement plan obligations	102	111
Other long-term liabilities	258	233

	$1,436	$2,064

Accrued warranties
We offer warranties on certain of our product offerings. Approximately 90 percent of our warranty liability as of September 30, 2010 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the key assumptions underlying our warranty liability calculation and evaluate the adequacy of our recorded warranty liabilities on a quarterly basis and adjust the amounts as necessary. Changes in our product warranty accrual during the first nine months of 2010 and 2009 consisted of the following (in millions):

	2010	2009

Balance as of December 31 - prior year	$55	$62
Provision	12	21
Settlements/ reversals	(22)	(28)

Balance as of September 30 - current year	$45	$55

NOTE E – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $6.037 billion as of September 30, 2010 and $5.918 billion as of December 31, 2009. During the second quarter of 2010, we refinanced the majority of our 2011 debt obligations, including the establishment of a new $1.0 billion three-year, senior unsecured term loan facility, and used $900 million of the proceeds to prepay in full our loan due to Abbott Laboratories without any premium or penalty. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent). The term loan facility requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount due at the credit facility maturity date, currently June 2013, with up to two one-year extension options subject to certain conditions. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2010 is as follows:

	Payments due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Term loan		$100	$200	$700			$1,000
Senior notes		850			$600	$3,600	5,050

		$950	$200	$700	$600	$3,600	$6,050

Note:	The table above does not include discounts associated with our senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
In addition, during the second quarter of 2010, we syndicated a new $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions, to replace our existing $1.75 billion revolving credit facility maturing in April 2011. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facilities as of September 30, 2010 or December 31, 2009. In connection with our patent litigation settlement with Johnson & Johnson discussed in our 2009 Annual Report filed on Form 10-K, we borrowed $200 million against our revolving credit facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under our credit facility as collateral for the remaining Johnson &

Johnson obligation. In August 2010, we prepaid the remaining Johnson & Johnson obligation of $725 million, plus interest, using cash on hand and cancelled the related letter of credit. We now have full access to our $2.0 billion revolving credit facility to support operational needs. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. In August 2010, we extended the maturity of this facility to August 2011. There were no amounts borrowed under this facility as of September 30, 2010 or December 31, 2009.
Our new revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Current	Actual as of
	Requirement	September 30, 2010

Maximum leverage ratio (1)	3.85 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	5.7 times
(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously-announced restructuring plans, plus an additional $300 million for any future restructuring initiatives. As of September 30, 2010, we had $500 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; as well as up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); and litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010. As of September 30, 2010, we had $2.056 billion of the legal payment exclusion remaining. As of September 30, 2010, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
NOTE F – ACQUISITIONS
On October 27, 2010, we completed the acquisition of 100 percent of the fully diluted equity of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. We paid approximately $194 million at the closing of the transaction using cash on hand, and may be required to pay future consideration of up to $250 million that is contingent upon the achievement of certain revenue-based milestones. We will account for the acquisition of Asthmatx as a business combination and, in accordance with ASC Topic 805, Business Combinations (formerly FASB Statement No. 141(R), Business Combinations), will record the assets acquired, liabilities assumed and estimated future consideration obligation at their respective fair values as of the acquisition date. The final purchase price and estimates and assumptions used in the allocation of the purchase price will be finalized in the fourth quarter of 2010.
The acquisition was intended to broaden and diversify our product portfolio by expanding into the area of endoscopic pulmonary intervention. We will integrate the operations of the Asthmatx business into our Endoscopy division.

Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve the potential payment of contingent consideration. Payment of the additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. We made payments related to prior period acquisitions of $4 million during the first nine months of 2010, and $517 million for the first nine months of 2009, associated primarily with a final fixed payment of $500 million related to our 2004 acquisition of Advanced Bionics Corporation. As of September 30, 2010, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with our prior acquisitions, excluding Asthmatx, is $263 million, some of which may be payable in shares of our common stock. The estimated cumulative specified revenue level associated with these maximum future contingent payments is approximately $600 million, and the milestones associated with the contingent consideration must be reached in certain future periods ranging from 2010 through 2027. In accordance with accounting guidance applicable at the time we consummated these acquisitions, we do not recognize a liability until the contingency is resolved and consideration is issued or becomes issuable. Included in the accompanying unaudited condensed consolidated balance sheets is accrued contingent consideration of $9 million as of September 30, 2010 and $6 million as of December 31, 2009.
As discussed above, we may be required to make additional contingent consideration payments of up to $250 million associated with our October 2010 acquisition of Asthmatx. In accordance with Topic 805, we will record the estimated fair value of the $250 million of contingent consideration, which includes the use of certain judgments and estimates regarding the probability of future payment, as a liability in the balance sheet as of the acquisition date and will re-measure this liability each reporting period, and report changes in the fair value through a separate line item within our consolidated statements of operations.
Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of FASB Statement No. 141(R), Business Combinations (codified within FASB ASC Topic 805, Business Combinations) as of January 1, 2009, did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the first nine months of 2009 associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R), the transaction did not qualify as a business combination. We did not consummate any material business combinations in the first nine months of 2010 or 2009. For any future business combinations that we enter, including our October 2010 acquisition of Asthmatx, we will recognize purchased research and development as an intangible asset, in accordance with ASC Topic 805.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter of 2010 and we received the milestone payment from Abbott, which is recorded as a gain in the accompanying unaudited condensed consolidated statements of operations.
NOTE G – RESTRUCTURING-RELATED ACTIVITIES
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio, reallocate research and development and other spending toward products with higher returns, as well as to redirect administrative costs, in order to enhance our growth potential. These initiatives are described below.
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan will continue through the end of 2010; all other major activities under the plan were completed as of December 31, 2009.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million, and that approximately $375 million to $385 million of these charges will result in cash outlays, of which we have made payments of $362 million to date. We have recorded related costs of $424 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$205 million to $207 million
Fixed asset write-offs	$31 million
Other (1)	$65 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$16 million to $18 million
Transfer costs (2)	$42 million to $48 million

$425 million to $435 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in cash outlays, of which we have made payments of $32 million to date. We have recorded related costs of $70 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$30 million to $35 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$85 million to $90 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2011.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $180 million of these charges will result in cash outlays, of which we have made payments of $48 million to date. We have recorded related costs of $92 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

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

We recorded restructuring charges pursuant to these plans of $5 million in the third quarter of 2010, $9 million in the third quarter of 2009, $98 million in the first nine months of 2010, and $44 million in the first nine months of 2009. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $13 million in the third quarter of 2010, $19 million the third quarter of 2009, $41 million for the first nine months of 2010, and $50 million for the first nine months of 2009. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended September 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$2				$1	$2	$5

Restructuring-related expenses:
Cost of products sold			$2	$10			12
Selling, general and administrative expenses						1	1
Research and development expenses

			2	10		1	13

	$2		$2	$10	$1	$3	$18

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$2				$1	$3	$6
Plant Network Optimization program	2		$2	$8			12
2007 Restructuring plan	(2)			2			-

	$2		$2	$10	$1	$3	$18

Three Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$4				$3	$2	$9

Restructuring-related expenses:
Cost of products sold		$1	$3	$9			13
Selling, general and administrative expenses		3	2				5
Research and development expenses		1					1

		5	5	9			19

	$4	$5	$5	$9	$3	$2	$28

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$2		$2	$3			$7
2007 Restructuring plan	2	$5	3	6	$3	$2	21

	$4	$5	$5	$9	$3	$2	$28

Nine Months Ended September 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$66				$8	$24	$98

Restructuring-related expenses:
Cost of products sold			$6	$32			38
Selling, general and administrative expenses						3	3
Research and development expenses

			6	32		3	41

	$66		$6	$32	$8	$27	$139

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$61				$8	$23	$92
Plant Network Optimization program	4		$6	$20			30
2007 Restructuring plan	1			12		4	17

	$66		$6	$32	$8	$27	$139

Nine Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$25				$6	$13	$44

Restructuring-related expenses:
Cost of products sold		$4	$7	$25			36
Selling, general and administrative expenses		9	2				11
Research and development expenses		3					3

		16	9	25			50

	$25	$16	$9	$25	$6	$13	$94

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$19		$5	$8			$32
2007 Restructuring plan	6	$16	4	17	$6	$13	62

	$25	$16	$9	$25	$6	$13	$94

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record additional termination benefits in 2010 and 2011 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees remained employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $416 million and restructuring-related costs of $170 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Termination benefits	$61	$26	$205	$292
Fixed asset write-offs	8		31	39
Other	20		65	85

Total restructuring charges	89	26	301	416

Retention incentives			66	66
Accelerated depreciation		12	16	28
Transfer costs		32	41	73
Other	3			3

Restructuring-related expenses	3	44	123	170

	$92	$70	$424	$586

We made cash payments associated with restructuring initiatives pursuant to these plans of $32 million in the third quarter of 2010, $97 million in the first nine months of 2010, and have made total cash payments of $442 million since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Three Months Ended September 30, 2010
Termination benefits	$19			$19
Transfer costs		$8	$2	10
Other	3			3

	$22	$8	$2	$32

Nine Months Ended September 30, 2010
Termination benefits	$33		$12	$45
Retention incentives			2	2
Transfer costs		$20	12	32
Other	15		3	18

	$48	$20	$29	$97

Program to Date
Termination benefits	$33		$191	$224
Retention incentives			66	66
Transfer costs		$32	41	73
Other	15		64	79

	$48	$32	$362	$442

The following is a rollforward of the restructuring liability associated with each of these initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

				Plant
				Network
	2010 Restructuring Plan			Optimization	2007 Restructuring Plan
	Termination			Termination	Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Benefits	Other	Subtotal	Total

Charges					$158	$10	$168	$168
Cash payments					(23)	(8)	(31)	(31)

Accrued as of December 31, 2007					135	2	137	137
Charges					34	34	68	68
Cash payments					(128)	(35)	(163)	(163)

Accrued as of December 31, 2008					41	1	42	42
Charges				$22	12	17	29	51
Cash payments					(28)	(18)	(46)	(46)

Accrued as of December 31, 2009				22	25	-	25	47
Charges	$61	$20	$81	4	4	4	8	93
Other adjustments to accruals					(3)		(3)	(3)
Cash payments	(33)	(15)	(48)		(12)	(3)	(15)	(63)

Accrued as of September 30, 2010	$28	$5	$33	$26	$14	$1	$15	$74

NOTE H – COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Net income (loss)	$190	$(94)	$(1,301)	$51
Foreign currency translation adjustment	34	12	(51)	33
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(114)	(82)	(23)	(73)
Net change in unrealized gains and losses on equity investments, net of tax		(1)

Comprehensive income (loss)	$110	$(165)	$(1,375)	$11

Refer to Note C – Financial Instruments for more information on our derivative financial instruments.
NOTE I – EARNINGS PER SHARE

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Weighted average shares outstanding - basic	1,519.8	1,509.3	1,517.0	1,507.0
Net effect of common stock equivalents	9.5			7.4

Weighted average shares outstanding - assuming dilution	1,529.3	1,509.3	1,517.0	1,514.4

Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 9.2 million for the first nine months of 2010, and 10.9 million common stock equivalents for the third quarter of 2009 due to our net loss position in those periods.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 62 million stock options for the third quarter of 2010, 46 million for the third quarter of 2009, 62 million for the first nine months of 2010, and 54 million for the first nine months of 2009, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.

We issued approximately three million shares of our common stock in the third quarters of 2010 and 2009, and nine million shares in the first nine months of 2010 and 2009, following the exercise or vesting of the underlying stock options or deferred stock units, or purchase under our employee stock purchase plan.
NOTE J – INCOME TAXES
Tax Rate
The following tables provide a summary of our reported tax rate:

	Three Months Ended		Percentage
	September 30		Point
	2010	2009	Increase (Decrease)

Reported tax rate	(16.6) %	(113.6) %	97.0%
Impact of certain receipts/charges*	33.4%	128.9%	(95.5) %

	16.8%	15.3%	1.5%

	Nine Months Ended		Percentage
	September 30		Point
	2010	2009	Increase (Decrease)

Reported tax rate	(0.7) %	(30.8) %	30.1%
Impact of certain receipts/charges*	20.9%	49.1%	(28.2) %

	20.2%	18.3%	1.9%

          *These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the third quarter and first nine months of 2010, as compared to the same periods in 2009, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. Our reported tax rate was also affected by discrete items, related primarily to the re-measurement during the second quarter of 2010 of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case and the resolution during the third quarter of 2010 of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case. In 2009, these charges included intangible asset impairment charges, purchased research and development charges, restructuring and litigation-related net charges, a favorable tax ruling on a divestiture-related gain recognized in a prior period, and discrete tax items associated primarily with resolutions of uncertain tax positions related to audit settlements and changes in estimates for tax benefits claimed related to prior periods.
As of September 30, 2010, we had $1.022 billion of gross unrecognized tax benefits, of which a net $891 million, if recognized, would affect our effective tax rate. As of December 31, 2009, we had $1.038 billion of gross unrecognized tax benefits, of which a net $908 million, if recognized, would affect our effective tax rate. The net reduction in our unrecognized tax benefit is attributable primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling in a similar third-party case of $25 million, exclusive of interest, and the resolution of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case of $42 million, exclusive of interest.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized tax benefits related to interest of $3 million in the third quarters of 2010 and 2009, and tax expense related to interest of $10 million in the first nine months of

2010 and $9 million in the first nine months of 2009. We had $314 million accrued for gross interest and penalties as of September 30, 2010 and $299 million as of December 31, 2009.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
During 2009, we received the Revenue Agent’s Report for the legacy Boston Scientific examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest. We disagree with certain positions contained in the Report and intend to contest these positions through applicable Internal Revenue Service and judicial procedures, as appropriate.
During 2008, we received the Revenue Agent’s Report for the legacy Guidant examination covering years 2001 through 2003. We continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Report. We do not expect to be able to resolve this issue through applicable Internal Revenue Service administrative procedures. We believe that we have meritorious defenses for our tax filings and will vigorously defend them through litigation in the courts.
Although the final resolution associated with both of these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations. It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development tax credit and various transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of gross unrecognized tax benefits of up to approximately $327 million. More specifically, based on available information as of the third quarter, we now expect to resolve in this timeframe certain issues related to Boston Scientific Corporation’s federal tax examination for years 2002 through 2007 and certain other issues pertaining to Guidant Corporation’s federal tax examination for years 2001 through 2006, exclusive of the proposed adjustment related primarily to the allocation of income between our U.S. and foreign affiliates included in the Revenue Agent’s Report covering years 2001 through 2003, on which we disagree.
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that certain of our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although our recent settlements with Johnson & Johnson resolved multiple litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
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
Our accrual for legal matters that are probable and estimable was $562 million as of September 30, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.725 billion to Johnson & Johnson in connection with the patent litigation settlement discussed in our 2009 Annual Report filed on Form 10-K. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants.
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
Intellectual Property Litigation
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
On January 15, 2010, Cordis Corporation filed a complaint against Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. A trial is scheduled to begin on April 9, 2012.
On February 1, 2008, Wyeth and Cordis Corporation filed an amended complaint against Abbott, adding us and Boston Scientific Scimed as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A Markman hearing was held on July 15, 2010. On November 3, 2010, the Court granted a motion to bifurcate damages from liability in the case. A liability trial is scheduled to begin September 12, 2011.
On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the District Court for the District of Minnesota transferred our suit to the U.S. District Court for the District of New Jersey and on February 17, 2010, the Minnesota case was dismissed. On July 13, 2010, Cordis filed a motion to amend the complaint to add an additional patent, which the U.S. District Court for the District of New Jersey granted on August 2, 2010. Cordis filed their amended complaint on August 9, 2010. On September 3, 2010 we filed an answer to the amended complaint along with counterclaims of invalidity and non-infringement.
On December 4, 2009, Boston Scientific Corporation and Boston Scientific Scimed, Inc. filed a complaint for patent infringement against Cordis Corporation alleging that their Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed their answer as well as a motion to transfer the suit to Delaware. On April 16, 2010, the District Court of Minnesota granted Cordis’ motion to transfer the case to the U.S. District Court for the District of Delaware. A trial has been scheduled to begin on May 5, 2011.
On May 19, 2005, G. David Jang, M.D. filed suit against us alleging breach of contract relating to certain patent rights covering stent technology. The suit was filed in the U.S. District Court for the Central District of California seeking monetary damages and rescission of the contract. After a Markman ruling relating to the Jang patent rights, Dr. Jang stipulated to the dismissal of certain claims alleged in the complaint with a right to appeal. In February 2007, the parties agreed to settle the other claims of the case. On May 23, 2007, Jang filed an appeal with respect to the remaining patent claims. On July 11, 2008, the Court of Appeals vacated the District Court’s consent judgment and remanded the case back to the District Court for further clarification. On June 11, 2009, the District Court ordered a stay of the action pursuant to the parties’ joint stipulation. On October 5, 2009, Dr. Jang served a lien notice on us seeking a portion of any recovery from Johnson & Johnson for infringement of the Jang patent, and on May 25, 2010, Dr. Jang filed a formal suit in the U.S. District Court for the Central District of California. On June 5, 2010, we answered denying the allegations and on July 2, 2010, we filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On August 9, 2010, the California Court ordered the case transferred to Delaware.

On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us alleging that our TAXUS® Express® coronary stent system, and other products and services related to coronary, carotid and peripheral stents, infringes a patent owned by them (the Wall patent). The complaint also alleges that Cordis Corporation’s drug-eluting stent system infringes the patent. The suit was filed in the U.S. District Court for the Eastern District of Texas and seeks monetary and injunctive relief. Wall Cardiovascular Technologies later amended its complaint to add Medtronic, Inc. and Abbott Laboratories to the suit with respect to their drug-eluting stent systems. Parties have entered into settlement and court granted a motion to dismiss with prejudice on September 9, 2010.
On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our Liberté® coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by them. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and, on October 20, 2009, we filed an answer to the amended complaint. On March 18, 2010, the District Court dismissed OrbusNeich’s unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. On April 14, 2010, OrbusNeich filed a motion to amend its complaint to add another patent (another Addonizio patent).
On November 17, 2009, Boston Scientific Scimed filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Netherlands alleging that their sale of the Genous stents infringes a patent owned by us (the Keith patent). A hearing was held on June 18, 2010. A decision is expected in December 2010.
On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in Italy alleging certain of our Cardiac Rhythm Management (CRM) products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini. We filed our response on October 26, 2010 and a first hearing is scheduled for November 16, 2010.
On August 24, 2010, EVM Systems, LLC filed suit against us, Cordis Corporation, Abbott Laboratories Inc. and Abbott Vascular, Inc. in the U.S. District Court for the Eastern District of Texas alleging that our vena cava filters, including the Escape Nitinol Stone Retrieval Device, infringe two patents (the Sachdeva patents).
On September 27, 2010, we filed suit in the U.S. District Court for the District of Massachusetts against Taewoong Medical, Co., Ltd., Standard Sci-Tech, Inc., EndoChoice and Sewoon Medical Co., Ltd for infringement of three patents on stents for use in the GI system (the Pulnev and Hankh patents). We also sued Cook Medical on the same three patents and an additional patent (the Thompson patent).
Product Liability Litigation
Two product liability class action lawsuits and more than 54 individual lawsuits involving approximately 54 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately five cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants allege no physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. Through the end of the third quarter of 2010, 8,193 claims had been approved for participation in the MDL settlement. As a result, we have made all required payments of approximately $234 million related to the MDL settlement and no other payments are due under the settlement agreement. On April 6, 2009, September 24, 2009, April 16, 2010 and August 30, 2010, the MDL Court dismissed with prejudice most of the plaintiffs’ claims which have been resolved through the settlement agreement. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts.
We are aware of more than 33 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.
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
As of June 2003, Guidant had outstanding 14 suits alleging product liability-related causes of action relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. Subsequently, Guidant was notified of additional claims and served with additional complaints relating to the ANCURE System. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to Guidant. Presently, Guidant has one ANCURE lawsuit pending in the U.S. District Court for the District of Minnesota. Guidant had four cases pending in State Court in California. These cases had been dismissed on summary judgment. On February 9, 2010, the California Court of Appeals upheld the dismissal of two of the cases. On June 9, 2010, the Supreme Court declined to review the dismissal action. The appeal is pending on the remaining cases. Additionally, Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. It is uncertain how many of these claims will ultimately be pursued against Guidant.
Securities Related Litigation
On September 23, 2005, Srinivasan Shankar, on behalf of himself and all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, on behalf of themselves and all others similarly situated, each filed additional purported securities class action suits in the same Court on behalf of the same purported class. On February 15, 2006, the Court ordered that the five class actions be consolidated and appointed the

Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and U.S. Department of Justice (DOJ) investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy U.S. Food and Drug Administration (FDA) regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the Court on March 30, 2007. On April 16, 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall-related claims and remanded the matter for further proceedings. On February 25, 2009, the Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. The defendants filed a motion for summary judgment and a hearing on the motion was held on April 21, 2010. On April 27, 2010, the Court issued an opinion granting defendants’ motion and on April 28, 2010, the Court entered judgment in defendants’ favor and dismissed the case. Plaintiff filed a notice of appeal on May 27, 2010.
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
On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Plan during the period May 7, 2004 through January 26, 2006 (the Second ERISA Action). This new complaint repeats the allegations of the August 23, 2006, Consolidated ERISA Complaint. On September 30, 2009, we and certain of the proposed class representatives in the First and Second ERISA Actions entered into a memorandum of understanding reflecting an agreement-in-principle to settle the First and Second ERISA Actions in their entirety. The proposed settlement has received preliminary approval from the District Court. On August 5, 2010, the District Court held a fairness hearing. On August 11, 2010, the District Court entered an Order and Final Judgment approving the settlement of the Second ERISA Action and dismissing that action. On October 12, 2010, the First Circuit Court of Appeals entered judgment dismissing the appeal in the First ERISA Action.
In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans. This action was filed in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleges breaches of fiduciary duty under ERISA. Specifically, the complaint alleges that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint seeks class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. In September 2007, we filed a motion to dismiss the complaint for failure to state a claim. In June 2008, the District Court dismissed the complaint in part, but ruled that certain of the plaintiffs’ claims may go forward to discovery. On October 29, 2008, the Magistrate Judge ruled that discovery should be limited, in the first instance, to alleged damages-related issues. On October 8, 2009, we reached a resolution with the plaintiffs in this matter. On May 19, 2010, the District Court granted preliminary approval of the proposed settlement. On September 9, 2010, the District Court held a settlement fairness hearing and on September 10, 2010, the District Court entered the Final Order and Judgment approving the settlement.
On April 9, 2010, the City of Roseville Employees’ Retirement System individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported class action suit in the U.S. District Court for the District of Massachusetts. The suit alleges that we and certain of our current and former officers violated certain sections of the Securities Exchange Act of 1934. The suit claims that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business. An order was issued on July 12, 2010 appointing KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs and the selection of lead class counsel. The plaintiffs filed an amended class action complaint on September 14, 2010. In the amended complaint, the plaintiffs narrowed the alleged class period from October 20, 2009 to February 10, 2010.
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
On June 21, 2010, we received a shareholder derivative complaint filed by Rick Barrington individually and on behalf of all others similarly situated against all of our current directors, certain former directors and certain current and former officers seeking to remedy their alleged breaches of fiduciary duties that allegedly caused losses to us during the purported relevant period of April 20, 2009 to March 12, 2010. The allegations in this matter are largely the same as those asserted in the City of Roseville case. The case was filed in the U.S. District Court for the District of Massachusetts on behalf of purchasers of our securities during the period from April 20, 2009 through March 12, 2010. On October 7, 2010, Mr. Barrington filed an amended complaint.
On August 19, 2010, the Iron Workers District Council Southern Ohio and Vicinity Pension Trust filed a putative shareholder derivative class action lawsuit against us and our Board of Directors in the United States District Court for the District of Delaware. The allegations in the complaint are largely the same as those in the original complaint filed by the City of Roseville Employees’ Retirement System on April 9, 2010.
On October 22, 2010, Sanjay Israni filed a shareholder derivative complaint against us and against certain directors and officers purportedly seeking to remedy alleged breaches of fiduciary duties that allegedly caused losses to us. The relevant period defined in the complaint is from April 20, 2009 to March 30, 2010. The allegations in the complaint are largely the same as those contained in the shareholder derivative action filed by Rick Barrington.
Governmental Investigations and Regulatory Proceedings
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
On June 26, 2008, the United States Attorney for the District of Massachusetts issued to us a separate subpoena under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) pursuant to which the DOJ requested the production of certain documents and information related to our biliary stent business. The HIPAA subpoena was served by the U.S. Attorney’s Office in the District of Massachusetts. We continue to cooperate with the subpoena request and related investigation.

On June 27, 2008, the Republic of Iraq filed a complaint against our wholly-owned subsidiary, BSSA France, and 92 other defendants in the U.S. District Court of the Southern District of New York. The complaint alleges that the defendants acted improperly in connection with the sale of products under the United Nations Oil for Food Program. The complaint alleges Racketeer Influenced and Corrupt Organizations Act (RICO) violations, conspiracy to commit fraud and the making of false statements and improper payments, and seeks monetary and punitive damages. On July 31, 2009, the plaintiff filed an amended complaint, which has been opposed by the defendants. On August 10, 2010, defendants filed additional procedural motions regarding its notice of supplemental authority, initially filed by the defendants on July 6, 2010.
On March 12, 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. DOJ. The CID requests documents and information relating to reimbursement advice offered by us relating to certain CRM devices. We are cooperating with the request.
On March 22, 2010, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents relating to our March 15, 2010 announcement regarding the ship hold and product removal actions associated with our implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) systems, and relating to earlier recalls of our ICD and CRT-D devices. We are cooperating with the request.
On March 22, 2010, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request.
On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the consumer protection provisions of New York’s Executive Law. In the complaint, the Attorney General alleges that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM® 2 1861 defibrillator from approximately February 2002 until May 23, 2005. The complaint further alleges that due to Guidant’s concealment of this information, Guidant has engaged in repeated and persistent fraudulent conduct in violation of the law. The Attorney General is seeking permanent injunctive relief, restitution for patients in whom a VENTAK PRIZM® 2 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. The case was removed from New York State Court in 2005 and transferred to the MDL in the U.S. District Court for the District of Minnesota in 2006. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts. On or about May 7, 2010, the New York Attorney General’s lawsuit was remanded to the U.S. District Court for the Southern District of New York.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Minneapolis, issued under HIPAA. The subpoena requests documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2, CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant is cooperating with the request, including producing a significant volume of documents and providing witnesses for grand jury proceedings. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant will plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the U.S. Attorney for the District of Minnesota and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. On April 5, 2010, Guidant formally pled guilty to the two misdemeanor charges. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. Instead, the Court invited the parties to consider a modified agreement fashioned to further serve the public interest, including community service, public education and charitable activities, and suggested the DOJ allocate a portion of the settlement funds to Medicare. The DOJ has also notified us that it has opened an investigation into whether there were civil violations under the False Claims Act related to these products.
In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California, by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On October 16, 2006, the United States filed a motion to intervene in this action, which was approved by the Court on November 2, 2006. Discovery and mediation are ongoing.
On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, requesting information related to the alleged use of a skin adhesive in certain of our CRM products. On July 23, 2010, we were served with a qui tam complaint filed by a device recipient. In the complaint, the defendant claims that Guidant violated the False Claims Act by selling certain PRIZM 2 devices allegedly manufactured with certain medical adhesives. In September 2010, we filed a motion to dismiss the complaint.
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
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in Kassel, Germany, alleging the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim and added new claims. On December 23, 2009, we filed our response opposing the addition of the new claims. A hearing was held September 24, 2010.
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
On December 12, 2008, we submitted a request for arbitration against Medinol with the American Arbitration Association in New York. We are asking the Arbitration panel to enforce a contract between Medinol and us to have Medinol contribute to any final damage award owed to Johnson & Johnson for damages related to the sales of the NIR® stent supplied to us by Medinol. A panel of three arbitrators has been constituted to hear the arbitration. On February 9, 2010, the arbitration panel found the contract enforceable against Medinol. On February 17, 2010, Medinol filed a motion for reconsideration, and on April 28, 2010, the Arbitration panel reaffirmed its February 9, 2010 ruling. A hearing on the merits was held in September 2010.
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

On October 17, 2008, Cordis filed a complaint for patent infringement against us alleging that our TAXUS® Liberté ® stent product, when launched in the United States, would infringe a U.S. patent (the Gray patent) owned by them. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On November 10, 2008, Cordis filed a motion for summary judgment and on May 1, 2009, we filed a motion to dismiss the case. On May 26, 2009, Cordis dismissed its request for injunctive relief. On July 21, 2009, the District Court denied both parties’ motions. This matter was resolved as part of the January 29, 2010 settlement agreement described in the prior paragraph.
Guidant Sales Corp., Cardiac Pacemakers, Inc. and Mirowski Family Ventures L.L.C. (Mirowski) are plaintiffs in a suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the U.S. District Court for the Southern District of Indiana alleging infringement of certain ICD systems marketed by St. Jude infringe a patent (the Mirowski patent) licensed to us. On March 1, 2006, the District Court issued a ruling related to damages which granted St. Jude’s motion to limit damages to a subset of the accused products but which denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court issued a ruling which found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009, the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. On August 19, 2009, the en banc Court of Appeals held that damages are limited to U.S. sales only. On November 16, 2009, Mirowski and we filed a Petition for Writ of Certiorari and on January 11, 2010 the Supreme Court denied the petition. The case has been remanded back to the District Court for a trial on damages. On April 13, 2010, Mirowski and St. Jude reached a settlement in principle. On May 6, 2010, Mirowski and St. Jude reached a settlement and the District Court dismissed the case with prejudice.
In October 2005, Guidant received an administrative subpoena from the DOJ U.S. Attorney’s office in Boston, issued under HIPAA. The subpoena requests documents concerning certain marketing practices for pacemakers, implantable cardioverter defibrillators, leads and related products arising prior to our acquisition of Guidant in 2006. In December 2009, Guidant settled this matter for $22 million and entered into a Corporate Integrity Agreement on December 23, 2009.
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
In January 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We identified solutions to the quality system issues cited by the FDA and implemented those solutions throughout our organization. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system was in substantial compliance with its Quality System Regulations. In November of 2009 and January of 2010, the FDA reinspected two of our sites to follow-up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter were removed. On August 11, 2010, we were notified by the FDA that the corporate warning letter had been lifted.
Litigation-related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. In November 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, and recorded a net charge of $294 million in the third quarter of 2009, representing $296 million associated with the agreement, net of a $2 million reversal of a related accrual. In addition, in the third quarter of 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $58 million. Further, in the first quarter of 2009, we recorded a pre-tax charge of $237 million associated with certain patent litigation with Johnson & Johnson. This amount represented an estimate of the low end of the range of potential outcomes related to this matter, and was subsequently settled with Johnson & Johnson for $1.725 billion. We recorded the incremental charges associated with this matter during the fourth quarter of 2009. During the first quarter of 2009, we also recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D. Each of these matters are described in our 2009 Annual Report filed on Form 10-K.
NOTE L – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of September 30, 2010 and December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting (formerly FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information). In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-operational and/or of a non-cash nature, such as amounts related to goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related activities; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2009 based on our standard currency exchange rates used for 2010 in order to remove the impact of foreign currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2010	2009	2010	2009

Net sales

United States	$1,102	$1,167	$3,244	$3,530
EMEA	431	441	1,410	1,431
Japan	223	252	707	766
Inter-Continental	182	181	536	533

Net sales allocated to reportable segments	1,938	2,041	5,897	6,260
Sales generated from divested businesses		2	5	10
Impact of foreign currency fluctuations	(22)	(18)	(98)	(161)

	$1,916	$2,025	$5,804	$6,109

Income (loss) before income taxes

United States	$213	$248	$574	$790
EMEA	184	198	628	671
Japan	97	143	326	447
Inter-Continental	71	81	216	244

Operating income allocated to reportable segments	565	670	1,744	2,152
Manufacturing operations	(59)	(89)	(238)	(293)
Corporate expenses and currency exchange	(103)	(140)	(358)	(497)
Goodwill and intangible asset impairment charges; and acquisition-, divestiture-, litigation-, and restructuring- related net charges	(23)	(264)	(1,771)	(644)
Amortization expense	(129)	(126)	(381)	(381)

	251	51	(1,004)	337
Other expense, net	(88)	(95)	(288)	(298)

	$163	$(44)	$(1,292)	$39

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During the third quarter and first nine months of 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note C – Financial Instruments for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.

ASC Update No. 2009-17
In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of Update No. 2009-17 did not have any impact on our results of operations or financial position.
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
NOTE N – SUBSEQUENT EVENTS
In October 2010, we announced the execution of a definitive agreement under which we will sell our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion, payable in cash. We will receive $1.4 billion at closing and $100 million contingent upon the achievement of certain performance-based milestones, which we expect will be completed over a period of approximately 24 months. The transaction is expected to close in the fourth quarter of 2010 or first quarter of 2011, subject to receipt of regulatory clearances and satisfaction of other customary conditions, at which time we expect to record a gain on the sale. We will provide transitional services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of approximately 24 months following the closing of the transaction, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the planned divestiture does not meet the criteria for presentation as a discontinued operation.
The estimated carrying amount of assets to be included in the Neurovascular disposal group at closing, which have now met the criteria for assets held for sale, include:

	September 30,	December 31,
(in millions)	2010	2009

Inventories	$30	$29
Property, plant and equipment, net	3	4
Goodwill	480	480
Other intangible assets, net	61	64

	$574	$577

Pursuant to the agreement, Stryker will not assume any recorded liabilities in existence as of the closing date associated with the Neurovascular business. The assets above, excluding goodwill and intangible assets, which we do not allocate to our reportable segments, are primarily located in the U.S. and Ireland, and are included in our U.S. and EMEA reportable segments. The assets above are included in our accompanying unaudited condensed consolidated balance sheets and were not classified as held for sale as of September 30, 2010 or December 31, 2009.
The 2009 revenues generated by the Neurovascular business were $348 million, or approximately four percent of our consolidated net sales. We acquired the Neurovascular business in 1997 with our acquisition of Target Therapeutics.
In addition, on October 27, 2010, we completed the acquisition of 100 percent of the fully diluted equity of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. We paid approximately $194 million at the closing of the transaction using cash on hand, and may be required to pay future consideration of up to $250 million that is contingent upon the achievement of certain revenue-based milestones. Refer to Note F – Acquisitions for more information.

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
Recent Events
Business Divestiture
In October 2010, we announced the execution of a definitive agreement under which we will sell our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion, payable in cash. We will receive $1.4 billion at closing and $100 million contingent upon the achievement of certain performance-based milestones, which we expect will be completed over a period of approximately 24 months. The transaction is expected to close in the fourth quarter of 2010 or first quarter of 2011, subject to receipt of regulatory clearances and satisfaction of other customary conditions, at which time we expect to record a gain on the sale. We will provide transitional services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of approximately 24 months following the closing of the transaction, subject to extension. Refer to Note N – Subsequent Events to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for more information.
CRM Ship Hold
On March 15, 2010, we announced the ship hold and removal of field inventory of all implantable cardioverter defibrillator (ICD) systems and cardiac resynchronization therapy defibrillator (CRT-D) systems offered by our Cardiac Rhythm Management (CRM) division in the United States, after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the U.S. Food and Drug Administration (FDA). We have since submitted the required documentation and, on April 15, 2010, we received clearance from the FDA for certain of the manufacturing changes and immediately resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all of our defibrillator implant volume in the United States. We returned earlier generations of these products to the U.S. market on May 21, 2010, following required FDA clearance. The U.S. CRM ship hold and product removal actions have had an adverse impact on our net sales during 2010. We are working with our physician and patient customers to recapture market share lost as a result of the ship hold and have experienced better-than-expected recovery to date. While we have recovered a portion of our lost market share, our on-going net sales and profitability will likely continue to be negatively impacted.
The ship hold and product removal actions and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies described in our 2009 Annual Report filed on Form 10-K, and recorded a $1.817 billion goodwill impairment charge. Refer to Quarterly Results for further information.

Financial Summary
Three Months Ended September 30, 2010
Our net sales for the third quarter of 2010 were $1.916 billion, as compared to net sales of $2.025 billion for the third quarter of 2009, a decrease of $109 million or five percent. This decrease was due to the ship hold and product removal actions related to our U.S. CRM business described above, which we estimate negatively impacted our net sales by $28 million in the third quarter of 2010, as compared to the same period in the prior year, as well as a decline in worldwide sales of our coronary stent systems of $56 million and a decrease in our Interventional Cardiology (excluding coronary stent systems) net sales of $12 million. Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net income for the third quarter of 2010 was $190 million, or $0.12 per diluted share. Our reported results for the third quarter of 2010 included intangible asset impairment charges, restructuring and restructuring-related costs, discrete tax items and amortization expense (after-tax) of $106 million, or $0.07 per share. Excluding these items, net income for the third quarter of 2010 was $296 million, or $0.19 per share. In the third quarter of 2009 we recorded a net loss of $94 million, or $0.06 per share. Our reported results for the third quarter of 2009 included litigation-related net charges, restructuring and restructuring-related costs, and amortization expense (after-tax) of $385 million, or $0.25 per share. Excluding these items, net income for the third quarter of 2009 was $291 million, or $0.19 per share. Management excludes certain significant items that are considered to be non-operational and/or of a non-cash nature, such as goodwill and intangible asset impairment charges; acquisition-, divestiture-, and litigation-related charges and credits; restructuring and restructuring-related costs; certain discrete tax items and amortization expense to facilitate an evaluation of current operating performance and a comparison to past operating performance, as well as to assess liquidity. Users of our financial statements should consider this financial information in addition to, not as a substitute for, nor as superior to, financial information prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). Refer to Additional Information for a discussion of management’s use of these non-GAAP measures. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended September 30,
in millions	2010	2009
GAAP net income (loss)	$190	$(94)
Non-GAAP adjustments:
Intangible asset impairment charges	5
Restructuring-related charges	18	28
Litigation-related net charges		236
Amortization expense	129	126

	152	390
Tax impact of reconciling items	(25)	(5)
Discrete tax items	(21)

Non-GAAP net income	$296	$291

Nine Months Ended September 30, 2010
Our net sales for the first nine months of 2010 were $5.804 billion, as compared to net sales of $6.109 billion for the first nine months of 2009, a decrease of $305 million or five percent. This decrease was due primarily to the ship hold and product removal actions related to our U.S. CRM business described above, which we estimate negatively impacted our net sales by $162 million in the first nine months of 2010, as compared to the same period in the prior year, as well as a decline in worldwide sales of our coronary stent systems of $164 million. These decreases were partially offset by increases in net sales generated by our Endoscopy,

Urology/Women’s Health and Neuromodulation businesses. Refer to Business and Market Overview for a discussion of our net sales by business.
In the first nine months of 2010, we reported a net loss of $1.301 billion, or $0.86 per share. Our reported results for the first nine months of 2010 included goodwill and intangible asset impairment charges, acquisition-related credits, restructuring and restructuring-related costs, discrete tax items and amortization expense (after-tax) of $2.038 billion, or $1.34 per share. Excluding these items, net income for the first nine months of 2010 was $737 million, or $0.48 per share. Our reported net income for the first nine months of 2009 was $51 million, or $0.03 per share. Our reported results for the first nine months of 2009 included intangible asset impairment charges; acquisition-, divestiture- and litigation-related net charges; restructuring and restructuring-related costs; discrete tax items and amortization expense (after-tax) of $827 million, or $0.55 per share. Excluding these items, net income for the first nine months of 2009 was $878 million, or $0.58 per share.
The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Nine Months Ended September 30,
in millions	2010	2009
GAAP net (loss) income	$(1,301)	$51
Non-GAAP adjustments:
Goodwill impairment charge	1,817
Intangible asset impairment charges	65	10
Acquisition-related (credits) charges	(250)	17
Divestiture-related gains		(3)
Restructuring-related charges	139	94
Litigation-related net charges		523
Amortization expense	381	381

	2,152	1,022
Tax impact of reconciling items	(93)	(121)
Discrete tax items	(21)	(74)

Non-GAAP net income	$737	$878

Business and Market Overview
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of these products represented approximately 29 percent of our consolidated net sales for the third quarter of 2010. Our worldwide CRM net sales decreased $58 million, or ten percent, in the third quarter of 2010, as compared to the third quarter of 2009. Excluding the impact of foreign currency exchange rates, which contributed a negative $11 million to our third quarter 2010 CRM net sales, as compared to the same period in the prior year, our CRM net sales decreased $47 million or eight percent. This decrease was driven primarily by the negative impact of the ship hold and product removal actions associated with our ICD and CRT-D systems earlier in the year. We experienced market share loss in the U.S. as a result of these actions; however, we believe that our products, including our COGNIS® CRT-D and TELIGEN® ICD systems, among the world’s smallest and thinnest high-energy devices, will continue to be successful in the U.S. market. While we have recaptured a portion of our lost market share, the extent and timing of our recovery is difficult to predict. We estimate that our U.S. defibrillator market share exiting 2010 will decrease approximately 300 basis points, due primarily to these product actions, combined with the impact of disciplinary actions taken against certain of our U.S. CRM sales personnel, as compared to our market share exiting 2009. Further, overall expectations of future CRM market growth have declined, driven primarily by competitive pricing pressures. We estimate that the worldwide

CRM market will approximate $11.3 billion in 2010, representing a slight increase over the 2009 market size of $11.1 billion. However, in September 2010, we received FDA approval for an exclusive expanded indication for our CRT-D systems to include certain patients in earlier stages of heart failure. We believe this indication will potentially create an opportunity to expand the worldwide CRM market by approximately $250 million to $350 million over the next few years, and further enhance our position within that market.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2010			September 30, 2009
	U.S.	International	Total	U.S.	International	Total
Defibrillator systems	$280	$126	$406	$314	$131	$445
Pacemaker systems	82	62	144	90	73	163

CRM products	$362	$188	$550	$404	$204	$608

Our U.S. CRM net sales decreased $42 million, or ten percent, in the third quarter of 2010 as compared to the third quarter of 2009, driven primarily by the ship hold and product removal actions involving our ICD and CRT-D systems, discussed above. We are committed to advancing our technologies to strengthen our CRM franchise. In 2010, we have continued to execute on our product pipeline and expect to launch our next-generation line of defibrillators in the U.S., our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in the first half of 2011, which include new features designed to improve functionality, diagnostic capability and ease of use. Due primarily to anticipated changes to current FDA regulatory requirements industry-wide, which would increase the size and length of time needed for certain clinical studies, we now expect to launch our next-generation INGENIO™ pacemaker system, which leverages the strength of our high-voltage platform and will be compatible with our LATITUDE® Patient Management System, in the U.S. in late 2011 or early 2012, depending on final FDA requirements. Refer to Regulatory Environment for more information.
Our international CRM net sales decreased $16 million, or eight percent, in the third quarter of 2010, as compared to the third quarter of 2009. Net sales of our CRM products in our EMEA region decreased $17 million in the third quarter of 2010, as compared to the same period in the prior year and decreased $2 million in Japan in the third quarter of 2010, as compared to the third quarter of 2009. Our net sales of these products in our Inter-Continental region increased $3 million in the third quarter of 2010, as compared to the same period in the prior year. In July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have since launched this technology in the majority of our European markets. The LATITUDE® technology, which enables physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our CRM systems. We also plan to launch our next-generation INGENIO™ pacemaker system in EMEA and certain Inter-Continental countries in the second half of 2011 and believe that these launches position us well within the worldwide CRM market.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of operations. The variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:
•	our ability to retain and attract key members of our CRM sales force and other key CRM personnel;

•	our ability to recapture lost market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully develop and launch next-generation products and technology;

•	the impact of market and economic conditions on average selling prices and the overall number of procedures performed;

•
the successful conclusion and variations in outcomes of on-going and future clinical trials that may provide opportunities to expand indications for use, particularly in light of anticipated changes to current FDA regulatory requirements industry-wide;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new competitive launches.
Coronary Stent Systems
Our coronary stent system offerings include the Liberté® bare-metal coronary stent system, designed to enhance deliverability and conformability, particularly in challenging lesions, as well as drug-eluting coronary stent systems. We are the only company in the industry to offer a two-drug platform strategy, which has enabled us to maintain our leadership position in the drug-eluting stent market. We currently market our TAXUS® paclitaxel-eluting stent franchise, including our third-generation TAXUS® Element™ stent system, launched in EMEA and certain Inter-Continental countries during the second quarter of 2010. The CE Mark approval for our TAXUS® Element™ stent system includes a specific indication for treatment in diabetic patients. We also offer our everolimus product franchise, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories, and our next-generation internally developed and manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, which we launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009. In September 2010, we received CE Mark approval for expanded indications for the use of our PROMUS® Element™ stent system in diabetic and heart attack patients. Our Element™ stent platform incorporates a unique platinum chromium alloy offering greater radial strength and flexibility than older alloys, and provides enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. We expect to launch our TAXUS® Element™ stent system in the U.S. in mid-2011 and Japan in late 2011 or early 2012. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012.
Net sales of our coronary stent systems represented approximately 21 percent of our consolidated net sales in the third quarter of 2010. Worldwide sales of these products decreased $56 million or 12 percent in the third quarter of 2010, as compared to the same period in the prior year. Foreign currency exchange rates did not materially impact our third quarter 2010 coronary stent system net sales, as compared to the third quarter of 2009. Despite continued competition and pricing pressures resulting in a decline in sales of these products, we maintained our leadership position during the third quarter of 2010 with an estimated 37 percent share of the worldwide drug-eluting stent market, as compared to 41 percent during the third quarter of 2009. We estimate that the worldwide coronary stent market will approximate $5.0 billion in 2010, consistent with the 2009 market size. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate1.

[1]	A measure of the mix between bare-metal and drug-eluting stents used across procedures

The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	September 30, 2010			September 30, 2009
	U.S.	International	Total	U.S.	International	Total
TAXUS®	$68	$43	$111	$106	$139	$245
PROMUS®	131	64	195	116	50	166
PROMUS® Element™		59	59

Drug-eluting stent systems	199	166	365	222	189	411
Bare-metal stent systems	11	20	31	14	27	41

	$210	$186	$396	$236	$216	$452

Our U.S. net sales of drug-eluting stent systems decreased $23 million, or ten percent, in the third quarter of 2010, as compared to the third quarter of 2009. This decrease relates primarily to a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive pricing pressures. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately seven percent in the third quarter of 2010, as compared to the third quarter of 2009. We estimate that average drug-eluting stent penetration rates in the U.S. were 78 percent during the third quarter of 2010, as compared to 75 percent for the third quarter of 2009, which partially offset the impact of lower average selling prices on the size of the U.S. drug-eluting stent market. We estimate our share of the U.S. drug-eluting stent market approximated 45 percent for the third quarter of 2010, as compared to 49 percent for the third quarter of 2009. This decline was due primarily to lower sales of our TAXUS® drug-eluting stent systems due to customer perceptions of data from a single-center, non-double-blinded, underpowered study sponsored by one of our competitors. We believe we have maintained our leadership position in this market due to the success of our two-drug platform strategy, including our TAXUS® Liberté® stent system and the PROMUS® stent system; and the breadth of our product offerings, including the industry’s widest range of coronary stent sizes.
Our international drug-eluting stent system net sales decreased $23 million, or 12 percent, in the third quarter of 2010, as compared to the third quarter of 2009. Net sales of our drug-eluting stent systems in Japan decreased $13 million, or 22 percent, in the third quarter of 2010, as compared to the prior year. In the first quarter of 2010, we received approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) and launched the PROMUS® stent system in Japan, enabling us to execute on our two-drug platform strategy in this region. However, our share of the drug-eluting stent market in Japan declined to 35 percent in the third quarter of 2010, as compared to 47 percent in the third quarter of 2009, as a result of additional competitors entering the market. Through the end of the first quarter of 2009, our TAXUS® drug-eluting stent system was one of only two drug-eluting stent products on the market in Japan; however, during the second quarter of 2009, a third competitor entered this market and, during the first quarter of 2010, a fourth competitor began offering its competitive drug-eluting stent system in Japan. We believe that aggressive pricing offered by market entrants and clinical trial enrollment limiting our access to certain customers contributed to the decline in our market share in Japan in the third quarter of 2010, as compared to the same period in the prior year. Our net sales of drug-eluting stent systems in our EMEA region decreased $12 million, or 15 percent in the third quarter of 2010, as compared to the third quarter of 2009, due primarily to declines in average selling prices and reductions in market share. However, in the second quarter of 2010, we launched our third-generation TAXUS® Element™ stent system in EMEA and certain Inter-Continental countries. We believe that this launch, coupled with the November 2009 launch of our PROMUS® Element™ stent system, which has quickly gained market share, exiting with 20 percent share of the drug-eluting stent market in EMEA, position us well in this market going forward. Net sales of drug-eluting stent systems in our Inter-Continental region increased $2 million, or two percent, driven by an increase in penetration rates.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position, with an estimated 37 percent market share in the third quarter of 2010. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® and PROMUS® Element™ stent systems. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Our internally developed and manufactured PROMUS® Element™ everolimus-eluting stent system, launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, generates gross profit margins more favorable than the PROMUS® stent system and we expect will continue to positively affect our overall gross profit and operating profit margins in these regions. This positive impact on our gross profit margin will help to offset the gross profit margin impact of the recent launch in Japan of the PROMUS® stent system.
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
Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, by our competitors or by third parties, or the market’s perception of these clinical data, may adversely impact our position in, and share of, the drug-eluting stent market and may contribute to increased volatility in the market.
We believe that we can sustain our leadership position within the worldwide drug-eluting stent market in the foreseeable future for a variety of reasons, including:
•	our two-drug platform strategy, including specialty stent sizes;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V®/PROMUS® and PROMUS® Element™ stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ and TAXUS® Element™ stent systems in additional geographies;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
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

•	physician and patient confidence in our current and next-generation technology;

•	our ability to successfully launch next-generation products and technology features, including the PROMUS® Element™ and TAXUS® Element™ stent systems in additional geographies;

•	changes in drug-eluting stent penetration rates, the overall number of PCI procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	new competitive product launches; and

•	the outcome of intellectual property litigation.
During 2009, we successfully negotiated closure of several long-standing legal matters, including multiple matters with Johnson & Johnson; all outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases; and all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation particularly in the coronary stent market. In particular, although our recent settlements with Johnson & Johnson resolved multiple litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity. See Note K- Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a description of these legal proceedings.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as ultrasound imaging systems. Our worldwide net sales of these products decreased to $218 million in the third quarter of 2010, as compared to $230 million in the third quarter of 2009, a decrease of $12 million or five percent. Excluding the impact of foreign currency exchange rates, which contributed $2 million to our third quarter 2010 Interventional Cardiology (excluding coronary stent systems) net sales, as compared to the same period in the prior year, net sales of these products decreased $14 million or six percent. Our U.S. net sales represented $96 million in the third quarters of 2010 and 2009 and our international net sales of these products decreased to $122 million in the third quarter of 2010, as compared to $134 million in the third quarter of 2009. This decrease was the result of a delay in new product introductions, pricing pressures and competitive product launches. We continue to hold a strong leadership position in the PTCA balloon catheter market, maintaining 57 percent share of the U.S. market and 35 percent worldwide for the third quarter of 2010, and have executed or are planning a number of additional new product launches during 2010, including the full launch of our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity, launched in limited markets during the second quarter of 2010. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received very positively in the market. In addition, we look forward to the full launch of our Kinetix™ family of guidewires, for which we began a phased launch in the U.S., our EMEA region and certain Inter-Continental countries in April 2010.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease. Our worldwide net sales of these products increased to $167 million in the third quarter of 2010, as compared to $164 million in the third quarter of 2009, an increase of $3 million or two percent. Foreign currency exchange rates did not materially impact our third quarter of 2010 Peripheral Interventions net sales, as compared to the same period in the prior year. Our U.S. net sales of these products were $79 million, as compared to $80 million for the same period in the prior year. Our international net sales were $88 million in the third quarter of 2010, as compared to $84 million for the third quarter of 2009, driven by several international product launches, including the second quarter 2010 launch in Japan of our Carotid WALLSTENT® Monorail® Endoprosthesis. We look forward to the future launches of certain of these products in the U.S. and believe that these launches, coupled with the strength of our Express® SD Renal Monorail® premounted stent system; our Express LD Stent System, which received FDA approval in the first quarter of 2010 for an iliac indication; our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter and our extensive line of Interventional Oncology product solutions, will continue to position us well in the growing Peripheral Interventions market.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability, which we launched in the U.S. in the fourth quarter of 2009. Worldwide net sales of our electrophysiology products decreased to $36 million in the third quarter of 2010, as compared to $38 million in the third quarter of 2009, a decrease of $2 million or six percent, due principally to product availability constraints with our Chilli II™ catheter line. Foreign currency exchange rates did not materially impact our third quarter 2010 Electrophysiology net sales, as compared to the same period in the prior year. Our U.S. net sales of these products were $27 million, as compared to $30 million for the same period in the prior year, and our international net sales were $9 million in the third quarter of 2010, as compared to $8 million for the third quarter of 2009. We have begun a limited launch of our Blazer™ Prime ablation catheter in our EMEA region and certain Inter-Continental countries and believe that with this and other upcoming product launches, we are well-positioned within the Electrophysiology market.

Neurovascular
In October 2010, we announced the execution of a definitive agreement under which we will sell our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion. This business markets a broad line of products used in treating diseases of the neurovascular system and we hold leading market positions in several product markets. We will provide transitional services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of approximately 24 months following the closing of the transaction, subject to extension.
Our worldwide net sales of Neurovascular products decreased to $79 million for the third quarter of 2010, as compared to $85 million in the third quarter of 2009, a decrease of $6 million or seven percent. Excluding the impact of foreign currency exchange rates, which contributed $1 million to our third quarter 2010 Neurovascular net sales as compared to the same period in the prior year, net sales of these products decreased $7 million, or eight percent, in the third quarter of 2010, as compared to the third quarter of 2009. Our U.S. net sales of these products were $26 million, as compared to $31 million for the same period in the prior year, and our international net sales were $53 million in the third quarter of 2010, as compared to $54 million for the third quarter of 2009. This decrease resulted primarily from new competitive launches and a delay in the launch of our next-generation family of detachable coils, as well the impact of a field action initiated at the end of the quarter with respect to selective lots of our Matrix® Detachable Coil. However, in October 2010, we received FDA approval for our next-generation family of detachable coils, which includes an enhanced delivery system designed to reduce coil detachment times. We expect to begin first human use of the Target™ Detachable Coil in November 2010, followed by a phased launch. In July 2010, we launched the Neuroform EZ™ stent system, our fourth-generation intracranial aneurysm stent system designed for use in conjunction with endovascular coiling to treat wide-necked aneurysms, in the U.S. and our EMEA region. Within our product pipeline, we are also developing next-generation technologies for the treatment of aneurysms, intracranial atherosclerotic disease and acute ischemic stroke, and are involved in numerous clinical activities that are designed to expand the size of the worldwide Neurovascular market.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products increased to $269 million in the third quarter of 2010, as compared to $260 million in the third quarter of 2009, an increase of $9 million, or four percent. Foreign currency exchange rates did not materially impact our third quarter of 2010 Endoscopy net sales, as compared to the same period in the prior year. Our U.S. net sales of these products were $136 million, as compared to $134 million for the same period in the prior year, and our international net sales were $133 million in the third quarter of 2010, as compared to $126 million for the third quarter of 2009. This increase was due primarily to higher net sales within our stent franchise, driven by the continued commercialization and adoption of our WallFlex® family of stents, in particular, the WallFlex Biliary line and WallFlex Esophageal line. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we have introduced expanded sizes of our Radial® Jaw 4 biopsy forceps, and have launched a number of new products targeting the biliary interventional market. As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including endoscopic pulmonary intervention. On October 27, 2010, we completed our acquisition of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, which has both CE Mark and FDA approval, is the first device-based asthma treatment approved by the FDA. This technology will strengthen our existing offering of pulmonary devices and we believe will contribute to the mid- to long-term growth and diversification of the Endoscopy business.

Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products increased to $122 million in the third quarter of 2010 from $114 million in the third quarter of 2009, an increase of $8 million, or seven percent. Excluding the impact of foreign currency exchange rates, which contributed $1 million to our third quarter 2010 Urology/Women’s Health net sales as compared to the same period in the prior year, net sales of these products increased $7 million, or six percent, in the third quarter of 2010, as compared to the third quarter of 2009. This increase includes a benefit of approximately 100 basis points due to the negative impact on third quarter 2009 net sales driven by a July 2009 recall related to catheters used in our Prolieve Thermodilatation™ System for the treatment of benign prostatic hyperplasia, as well as the removal of our biopsy products from our product portfolio. Our U.S. net sales were $92 million for the third quarter of 2010, as compared to $87 million in the third quarter of 2009, and our international net sales were $30 million for the third quarter of 2010, as compared to $27 million for same period in the prior year. These increases were driven by continued expansion of our leadership position within the Urology market. Net sales of our Urology products increased approximately eight percent in the third quarter of 2010, as compared to the third quarter of 2009. Our Women’s Health net sales decreased approximately one percent during the third quarter of 2010, as compared to the same period in the prior year, and have been adversely impacted in the U.S. by reductions in elective procedures due to unemployment levels and other economic factors, as well as competitive product launches. We plan to expand the launch of our recently approved Genesys Hydro ThermAblator® (HTA) system in the U.S. in the fourth quarter of 2010 and believe that the significantly enhanced user interface and ease of use of the Genesys HTA system will enable us to increase our share of this market. Our international Women’s Health net sales increased approximately 24 percent in the third quarter of 2010, as compared to the third quarter of 2009, driven by new product introductions, incremental sales investments and increased penetration into new markets.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $79 million in the third quarter of 2010, as compared to $72 million in the third quarter of 2009, an increase of $7 million, or nine percent. Foreign currency exchange rates did not materially impact our third quarter of 2010 Neuromodulation net sales, as compared to the same period in the prior year. Our U.S. net sales of these products were $75 million for the third quarter of 2010 as compared to $69 million for the same period in the prior year, and our international net sales of these products were $4 million in the third quarter of 2010, as compared to $3 million in the third quarter of 2009, driven by an increase in procedural volume. Further, in June 2010, we received FDA approval and launched two lead splitters for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. In addition, in July 2010, we received FDA approval and launched the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems. These leads, combined with our recently launched lead splitters, provide the broadest range of percutaneous lead configurations in the industry. In addition, to strengthen clinical evidence supporting spinal cord stimulation, we have initiated a trial to assess the therapeutic effectiveness and cost effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. We continue to believe that we have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and are involved in various studies designed to evaluate the use of spinal cord stimulation in the treatment of additional sources of pain. In addition, we are initiating a European trial evaluating the potential benefits of the use of our SCS system in deep-brain stimulation for the treatment of Parkinson’s disease.

Restructuring Initiatives
We are a diversified worldwide medical device leader and hold number one or two positions in the majority of the markets in which we compete. Over the past thirty years, we have generated significant revenue growth driven by product innovation, strategic acquisitions and robust investments in research and development. We generate strong cash flow, which has enabled us to reduce our debt obligations and further invest in our growth. On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives to focus our business, diversify and reprioritize our product portfolio, reallocate research and development and other spending towards products with higher returns, as well as to redirect administrative costs, in order to enhance our growth potential. These initiatives are described below.
2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed in 2011. We will reinvest a portion of the savings into customer facing and other activities to help drive future sales growth and support the business. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2011. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide by the end of 2011. Refer to Quarterly Results and Note G – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the estimated $35 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan, discussed below. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2011. Refer to Quarterly Results and Note G – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.

2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. The execution of this plan enabled us to reduce research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, we expect annualized run-rate reductions of manufacturing costs of approximately $35 million as a result of our transfers of production lines. Due to the longer-term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We initiated activities under the plan in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan will continue through the end of 2010; all other major activities under the plan were completed as of December 31, 2009. Refer to Quarterly Results and Note G – Restructuring-related Activities to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information on our restructuring-related activities and estimated costs.
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
In the U.S., certain Class II medical devices require that a pre-market notification (510(k) submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA), i.e., the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device and, in some instances, data from human clinical trials must also be submitted in support of a 510(k) submission. Commercial distribution cannot occur until the FDA issues an order finding substantial equivalence. The FDA has recently been reviewing its clearance process in an effort to make it more rigorous, and there have been a number of recommendations made by various task forces and working groups to change the 510(k) program. Some of these proposals, if enacted, could increase the level and complexity of premarket data requirements for certain higher-risk Class II products. Others could increase the cost of maintaining the legal status of Class II devices entered into the market via 510(k) submissions. We have a portfolio of products that includes numerous Class II medical devices. If implemented as currently proposed, the changes to the 510(k) program could substantially increase the cost, complexity and time to market for certain higher-risk Class II medical devices.

Quarterly Results
Net Sales
We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of foreign exchange for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of currency exchange, we convert current period and prior period net sales from local currency to U.S. dollars using current period currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note L – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. As of September 30, 2010 and December 31, 2009, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of Asia Pacific and the Americas. The reportable segments represent an aggregate of all operating divisions within each segment.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis:

			Change
	Three Months Ended		As Reported	Constant
	September 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

United States	$1,102	$1,167	(6)%	(6)%

EMEA	395	438	(10)%	(3)%
Japan	234	243	(4)%	(12)%
Inter-Continental	185	175	6%	1%

International	814	856	(5)%	(5)%

Subtotal	1,916	2,023	(5)%	(5)%

Divested Businesses	0	2	N/A	N/A

Worldwide	$1,916	$2,025	(5)%	(5)%

			Change
	Nine Months Ended		As Reported	Constant
	September 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

United States	$3,244	$3,530	(8)%	(8)%

EMEA	1,305	1,353	(4)%	(2)%
Japan	707	726	(3)%	(8)%
Inter-Continental	544	491	11%	1%

International	2,556	2,570	(1)%	(3)%

Subtotal	5,800	6,100	(5)%	(6)%

Divested Businesses	4	9	N/A	N/A

Worldwide	$5,804	$6,109	(5)%	(6)%

The following tables provide our worldwide net sales by division and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended		As Reported	Constant
	September 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

Cardiac Rhythm Management	$550	$608	(10)%	(8)%

Interventional Cardiology	614	682	(10)%	(11)%
Peripheral Interventions	167	164	2%	2%

Cardiovascular Group	781	846	(8)%	(8)%

Electrophysiology	36	38	(6)%	(6)%

Neurovascular	79	85	(7)%	(8)%

Endoscopy	269	260	4%	4%
Urology/ Women’s Health	122	114	7%	6%

Endosurgery Group	391	374	5%	5%

Neuromodulation	79	72	9%	9%

Subtotal	1,916	2,023	(5)%	(5)%

Divested Businesses	0	2	N/A	N/A

Worldwide	$1,916	$2,025	(5)%	(5)%

			Change
	Nine Months Ended		As Reported	Constant
	September 30,		Currency	Currency
in millions	2010	2009	Basis	Basis

Cardiac Rhythm Management	$1,615	$1,806	(11)%	(11)%

Interventional Cardiology	1,961	2,155	(9)%	(11)%
Peripheral Interventions	498	493	1%	0%

Cardiovascular Group	2,459	2,648	(7)%	(9)%

Electrophysiology	111	112	(1)%	(2)%

Neurovascular	248	259	(4)%	(7)%

Endoscopy	794	737	8%	7%
Urology/ Women’s Health	354	333	6%	5%

Endosurgery Group	1,148	1,070	7%	6%

Neuromodulation	219	205	6%	6%

Subtotal	5,800	6,100	(5)%	(6)%

Divested Businesses	4	9	N/A	N/A

Worldwide	$5,804	$6,109	(5)%	(6)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q3 2010 Net Sales as compared to Q3 2009
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
in millions	Basis	Basis	Currency

Cardiac Rhythm Management	$(58)	$(47)	$(11)

Interventional Cardiology	(68)	(73)	5
Peripheral Interventions	3	3	0

Cardiovascular Group	(65)	(70)	5

Electrophysiology	(2)	(2)	0

Neurovascular	(6)	(7)	1

Endoscopy	9	9	0
Urology/ Women’s Health	8	7	1

Endosurgery Group	17	16	1

Neuromodulation	7	7	0

Subtotal	(107)	(103)	(4)

Divested Businesses	(2)	(2)	0

Worldwide	$(109)	$(105)	$(4)

	Q3 2010 YTD Net Sales as compared to Q3 2009
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
in millions	Basis	Basis	Currency

Cardiac Rhythm Management	$(191)	$(192)	$1

Interventional Cardiology	(194)	(230)	36
Peripheral Interventions	5	(2)	7

Cardiovascular Group	(189)	(232)	43

Electrophysiology	(1)	(2)	1

Neurovascular	(11)	(17)	6

Endoscopy	57	50	7
Urology/ Women’s Health	21	17	4

Endosurgery Group	78	67	11

Neuromodulation	14	13	1

Subtotal	(300)	(363)	63

Divested Businesses	(5)	(5)	0

Worldwide	$(305)	$(368)	$63

U.S. Net Sales
During the third quarter of 2010, our U.S. net sales decreased $65 million, or six percent, as compared to the third quarter of 2009. The decrease was driven primarily by lower U.S. CRM sales of $42 million, due primarily to the ship hold and product removal actions impacting our ICD and CRT-D systems, discussed in Business and Market Overview, as well as a decline in U.S. drug-eluting stent system sales of $23 million, due primarily to a decline in our share of the U.S. drug-eluting stent market, as well as lower average selling prices. On April 15, 2010, following FDA clearance, we resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all of our U.S. defibrillator implant volume and, on May 21, 2010, we secured the required clearance from the FDA allowing us to return earlier generations of these products to market. Refer to the Business and Market Overview section for further discussion of our net sales.
During the first nine months of 2010, our U.S. net sales decreased $286 million, or eight percent, as compared to the first nine months of 2009. The decrease was driven primarily by lower CRM sales of $195 million, due primarily to the ship hold and product removal actions impacting our ICD and CRT-D systems, discussed in Business and Market Overview, as well as a decline in U.S. coronary stent system sales of $98 million.
International Net Sales
During the third quarter of 2010, our international net sales decreased $42 million, or five percent, as compared to the third quarter of 2009. Foreign currency exchange rates contributed a negative $4 million to our international net sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our international net sales decreased $38 million or five percent. This included a decrease in net sales in our EMEA region of $10 million, or three percent, in the third quarter of 2010, as compared the same period in the prior year. Our net sales in Japan decreased $29 million, or 12 percent, excluding the impact of foreign currency exchange rates, in the third quarter of 2010, as compared to the third quarter of 2009, due primarily to competitive launches of drug-eluting stent system technology and clinical trial enrollment limiting our access to certain customers. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $1 million, or one percent, in the third quarter of 2010, as compared to the same period in the prior year. Refer to the Business and Market Overview section for further discussion of our International net sales.
During the first nine months of 2010, our international net sales decreased $14 million, or one percent, as compared to the first nine months of 2009. Foreign currency exchange rates contributed $63 million to our international net sales as compared to the same period in the prior year. Excluding the impact of foreign currency exchange rates, our international net sales decreased $77 million or three percent. This included a decrease in net sales in our EMEA region of $21 million, or two percent, in the first nine months of 2010, as compared to the same period in the prior year. Our net sales in Japan decreased $59 million, or eight percent, excluding the impact of foreign currency exchange rates, in the first nine months of 2010, as compared to the first nine months of 2009, due primarily to competitive launches of drug-eluting stent system technology. Net sales in our Inter-Continental region, excluding the impact of foreign currency exchange rates, increased $3 million, or one percent, in the first nine months of 2010, as compared to the same period in the prior year.
Gross Profit
Our gross profit was $1.293 billion for the third quarter of 2010, $1.396 billion for the third quarter of 2009, $3.865 billion for the first nine months of 2010, and $4.242 billion for the first nine months of 2009. As a percentage of net sales, our gross profit decreased to 67.5 percent in the third quarter of 2010, as compared to 68.9 percent in the third quarter of 2009, and decreased to 66.6 percent in the first nine months of 2010, as compared to 69.4 percent in the first nine months of 2009. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Three		Nine
	Months		Months
Gross profit - period ended September 30, 2009	68.9%		69.4%
Drug-eluting stent system sales mix and pricing	(1.6	) %	(1.9	) %
Impact of CRM ship hold	(0.3	) %	(0.4	) %
Net impact of foreign currency	0.5%		(0.3	) %
All other			(0.2	) %

Gross profit - period ended September 30, 2010	67.5%		66.6%

The primary factor contributing to the reduction in our gross profit margin during the third quarter and first nine months of 2010, as compared to the same periods in 2009, was a decrease in sales of our higher-margin TAXUS® drug-eluting stent systems and a shift towards the PROMUS® stent system, as well as declines in the average selling prices of drug-eluting stent systems. Sales of the PROMUS® stent system represented approximately 53 percent of our worldwide drug-eluting stent system sales in the third quarter of 2010, 40 percent in the third quarter of 2009, 53 percent in the first nine months of 2010, and 38 percent in the first nine months of 2009. Under the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than that of our TAXUS® stent system. In the fourth quarter of 2009, we launched our next-generation internally developed and manufactured PROMUS® Element™ everolimus-eluting stent system in our EMEA region and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012, and expect this product will have gross profit margins more favorable than the PROMUS® stent system, which will positively affect our overall gross profit and operating profit margins. In addition, the average selling prices of drug-eluting stent systems in the U.S., EMEA and Japan regions decreased, including an estimated eight percent decline in the U.S., in the first nine months of 2010, as compared to the first nine months of 2009. Our gross profit margin was also negatively impacted by the CRM ship hold and product removal actions in both the third quarter and first nine months of 2010, as well as the impact of foreign currency fluctuations and the settlement of foreign currency hedge contracts during the first nine months of 2010.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
		% of Net		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales	$	Sales

Selling, general and administrative expenses	634	33.1	665	32.8	1,897	32.7	1,987	32.5
Research and development expenses	230	12.0	258	12.7	714	12.3	778	12.7
Royalty expense	39	2.0	51	2.5	147	2.5	149	2.4
Selling, General and Administrative (SG&A) Expenses
In the third quarter of 2010, our SG&A expenses decreased $31 million, or five percent, as compared to the third quarter of 2009. This decrease was related primarily to savings from our restructuring initiatives driven by lower headcount and lower consulting and travel spending, as compared to the same period in the prior year. As a percentage of net sales, our SG&A expenses were slightly higher than the third quarter of 2009.
In the first nine months of 2010, our SG&A expenses decreased $90 million, or five percent, as compared to the first nine months of 2009. This decrease was related primarily to savings from our restructuring initiatives driven by lower headcount and lower consulting and travel spending, as well as lower employee bonus expenses attributable to lower sales and operating performance as compared to the same period in the prior year. These decreases were partially offset by the negative impact of foreign currency exchange rates of approximately $12 million, as well as the impact of maintaining compensation levels for our U.S. CRM sales force, despite the reduction in our net sales. As a result, our SG&A expenses increased slightly as a percentage of net sales, as compared to the first nine months of 2009.
Research and Development (R&D) Expenses
Our investment in R&D reflects spending on new product development programs, as well as regulatory compliance and clinical research. In the third quarter of 2010, our R&D expenses decreased $28 million, or 11 percent, as compared to the third quarter of 2009, and were slightly lower as a percentage of net sales as compared to same period in the prior year. This decrease was due to the on-going re-prioritization of R&D projects and the re-allocation of spend as part of our restructuring efforts to focus on products with higher returns, as well as the delay of certain of our clinical trials,. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth. As we continue to execute on our R&D portfolio re-alignment, we expect our future R&D spending to increase.
In the first nine months of 2010, our R&D expenses decreased $64 million, or eight percent, as compared to the first nine months of 2009, and decreased slightly as a percentage of net sales, as compared to the same period in the prior year. This decrease is a result of the on-going re-prioritization of R&D projects and the re-allocation of spend as part of our restructuring efforts to focus on products with higher returns, as well as the delay of certain of our clinical trials.
Royalty Expense
In the third quarter of 2010, our royalty expense decreased $12 million, or 24 percent, as compared to the third quarter of 2009. This decrease was due primarily to lower sales of our TAXUS® coronary stent systems, as well as a decrease in the royalty rate applied to sales of PROMUS® and PROMUS® Element™ stent systems during the third quarter of 2010 and for the remainder of the year.
In the first nine months of 2010, our royalty expense increased $2 million, or one percent, as compared to the first nine months of 2009. This increase was due primarily to a shift in the mix of our drug-eluting stent system net sales towards the PROMUS® and PROMUS® Element™ stent systems. Royalty expense attributable to our sales of PROMUS® and PROMUS® Element™ stent systems increased $22 million for the first nine months of 2010, as compared to the same period in the prior year, but was largely offset by a decrease of $20 million in royalty expense attributable to our TAXUS® stent system. The royalty rate applied to sales of PROMUS® and PROMUS® Element™ stent systems has been, on average, higher than that associated with sales of our TAXUS® stent system.
Loss on Program Termination
In the second quarter of 2009, we discontinued one of our internal R&D programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities), associated with future payments that we believe we remain contractually obligated to make. We continue to focus on developing new technologies that will contribute to profitable sales growth in the future and do not believe that the cancellation of this program will have a material adverse impact on our future results of operations or cash flows.
Amortization Expense
Our amortization expense was $129 million in the third quarter of 2010, $126 million in the third quarter of 2009, and $381 million in the first nine months of 2010 and 2009. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship hold and product removal actions associated with our U.S. ICD and CRT-D products announced on March 15, 2010 and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit in the first quarter of 2010. Therefore, we performed an interim impairment test in accordance with our accounting policies described in our 2009 Annual Report filed on Form 10-K and recorded a goodwill impairment charge of $1.817 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit. This charge does not impact our compliance with our debt covenants or our cash flows, and is excluded by management for purposes of evaluating operating performance and assessing liquidity.
At the time we performed our interim goodwill impairment test, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010 as a result of the ship hold and product removal actions, as compared to our market share exiting 2009, and that these actions would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. We are working with our physician and patient customers to recapture lost market share; however, our on-going U.S. CRM net sales and profitability will likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market participant risk-adjusted weighted-average cost of capital (WACC) used in determining our discount rate.
In the second quarter of 2010, we performed our annual goodwill impairment test for all of our reporting units. We updated our U.S. CRM assumptions to reflect our market share position at that time, our most recent operational budgets and long range strategic plans. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM business unit continues to exceed its fair value, due primarily to the book value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our amortizable intangible assets which have been allocated to our U.S. CRM reporting unit is approximately $3.7 billion as of September 30, 2010. We tested these amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2010, and determined that these assets were not impaired, and there have been no impairment indicators related to these assets subsequent to that test. The assumptions used in our annual goodwill impairment test related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to step two of the impairment test in the second quarter of 2010.
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

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	negative developments in intellectual property litigation that may impact our ability to market certain products;

•	adverse legal decisions resulting in significant cash outflows;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts; and

•	increases in our risk-adjusted WACC due to further instability or deterioration of the equity and credit markets
Negative changes in one or more of these factors could result in additional impairment charges.
Intangible Asset Impairment Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, and in accordance with our accounting policies described in our 2009 Annual Report filed on Form 10-K, we tested the related intangible assets for impairment and recorded a $60 million intangible asset impairment charge in the first quarter of 2010 and a $5 million intangible asset impairment charge in the third quarter of 2010 to write down the balance of these intangible assets to their fair value. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows. These non-cash charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Purchased Research and Development
Our policy is to record certain costs associated with strategic alliances as purchased research and development. Our adoption of FASB Statement No. 141(R), Business Combinations (codified within FASB ASC Topic 805, Business Combinations) as of January 1, 2009, did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $17 million in the first nine months of 2009 associated with entering certain licensing and development arrangements. This non-recurring charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Since the technology purchases discussed above did not involve the transfer of processes or outputs as defined by Statement No. 141(R), the transaction did not qualify as a business combination. We did not consummate any material business combinations in the first nine months of 2010 or 2009. For any future business combinations that we enter, including our October 2010 acquisition of Asthmatx, we will recognize purchased research and development as an intangible asset, in accordance with ASC Topic 805.
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
Restructuring Charges and Restructuring-related Activities
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan will continue through the end of 2010; all other major activities under the plan were completed as of December 31, 2009.
We expect that the execution of this plan will result in total pre-tax expenses of approximately $425 million to $435 million, and that approximately $375 million to $385 million of these charges will result in cash outlays, of which we have made payments of $362 million to date. We have recorded related costs of $424 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$205 million to $207 million
Fixed asset write-offs	$31 million
Other (1)	$65 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$16 million to $18 million
Transfer costs (2)	$42 million to $48 million

$425 million to $435 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.
(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in cash outlays, of which we have made payments of $32 million to date. We have recorded related costs of $70 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$30 million to $35 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$85 million to $90 million

$135 million to $150 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio, in order to drive innovation, accelerate profitable growth and increase both accountability and shareholder value.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $170 million to $180 million of these charges will result in cash outlays, of which we have made payments of $48 million to date. We have recorded related costs of $92 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2011. The following provides a summary of our expected total costs associated with the plan by major type of cost:

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
We recorded restructuring charges pursuant to these plans of $5 million in the third quarter of 2010, $9 million in the third quarter of 2009, $98 million in the first nine months of 2010, and $44 million in the first nine months of 2009. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $13 million in the third quarter of 2010, $19 million the third quarter of 2009, $41 million for the first nine months of 2010, and $50 million for the first nine months of 2009. These charges are excluded by management for purposes of evaluating operating performance. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended September 30, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$2				$1	$2	$5

Restructuring-related expenses:
Cost of products sold			$2	$10			12
Selling, general and administrative expenses						1	1
Research and development expenses

			2	10		1	13

	$2		$2	$10	$1	$3	$18

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$2				$1	$3	$6
Plant Network Optimization program	2		$2	$8			12
2007 Restructuring plan	(2)			2			-

	$2		$2	$10	$1	$3	$18

Three Months Ended September 30, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$4				$3	$2	$9

Restructuring-related expenses:
Cost of products sold		$1	$3	$9			13
Selling, general and administrative expenses		3	2				5
Research and development expenses		1					1

		5	5	9			19

	$4	$5	$5	$9	$3	$2	$28

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$2		$2	$3			$7
2007 Restructuring plan	2	$5	3	6	$3	$2	21

	$4	$5	$5	$9	$3	$2	$28

Nine Months Ended September 30, 2010
	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$66				$8	$24	$98

Restructuring-related expenses:
Cost of products sold			$6	$32			38
Selling, general and administrative expenses						3	3
Research and development expenses

			6	32		3	41

	$66		$6	$32	$8	$27	$139

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$61				$8	$23	$92
Plant Network Optimization program	4		$6	$20			30
2007 Restructuring plan	1			12		4	17

	$66		$6	$32	$8	$27	$139

Nine Months Ended September 30, 2009
	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$25				$6	$13	$44

Restructuring-related expenses:
Cost of products sold		$4	$7	$25			36
Selling, general and administrative expenses		9	2				11
Research and development expenses		3					3

		16	9	25			50

	$25	$16	$9	$25	$6	$13	$94

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$19		$5	$8			$32
2007 Restructuring plan	6	$16	4	17	$6	$13	62

	$25	$16	$9	$25	$6	$13	$94

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record additional termination benefits in 2010 and 2011 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees remained employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $416 million and restructuring-related costs of $170 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Termination benefits	$61	$26	$205	$292
Fixed asset write-offs	8		31	39
Other	20		65	85

Total restructuring charges	89	26	301	416

Retention incentives			66	66
Accelerated depreciation		12	16	28
Transfer costs		32	41	73
Other	3			3

Restructuring-related expenses	3	44	123	170

	$92	$70	$424	$586

We made cash payments associated with restructuring initiatives pursuant to these plans of $32 million in the third quarter of 2010, $97 million in the first nine months of 2010, and have made total cash payments of $442 million since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	Plan	Optimization	Plan	Total

Three Months Ended September 30, 2010
Termination benefits	$19			$19
Transfer costs		$8	$2	10
Other	3			3

	$22	$8	$2	$32

Nine Months Ended September 30, 2010
Termination benefits	$33		$12	$45
Retention incentives			2	2
Transfer costs		$20	12	32
Other	15		3	18

	$48	$20	$29	$97

Program to Date
Termination benefits	$33		$191	$224
Retention incentives			66	66
Transfer costs		$32	41	73
Other	15		64	79

	$48	$32	$362	$442

Litigation-related Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations, and these charges are excluded by management for purposes of evaluating operating performance. In November 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, discussed in our 2009 Annual Report filed on Form 10-K, and recorded a net charge of $294 million in the third quarter of 2009, representing $296 million associated with the agreement, net of a $2 million reversal of a related accrual. In addition, in the third quarter of 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $58 million. Further, in the first quarter of 2009, we recorded a pre-tax charge of $237 million associated with certain patent litigation with Johnson & Johnson. This amount represented an estimate of the low end of the range of potential outcomes related to this matter, and was subsequently settled with Johnson & Johnson for $1.725 billion. We recorded the incremental charges associated with this matter during the fourth quarter of 2009. During the first quarter of 2009, we also recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D. See further discussion of our material legal proceedings in our 2009 Annual Report filed on Form 10-K, and Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements included in Item 1 of this Quarterly Report.
Interest Expense
Our interest expense was $91 million in the third quarters of 2010 and 2009. Our average borrowing rate was 5.5 percent in the third quarters of 2010 and 2009. Refer to the Liquidity and Capital Resources section and Note E – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Our interest expense increased to $286 million in the first nine months of 2010, as compared to $285 million in the first nine months of 2009, an increase of $1 million or less than one percent. This increase reflects the second quarter 2010 write off of the remaining $10 million discount attributable to our loan from Abbott Laboratories, prepaid in full in June 2010, as well as an increase in our average borrowing rate, offset by a decrease in our average debt obligations as a result of prepayments. Our average borrowing rate was 5.8 percent in the first nine months of 2010, as compared to 5.6 percent for the first nine months of 2009.
Other, net
Our other, net reflected income of $3 million in the third quarter of 2010, as compared to expense of $4 million in the third quarter of 2009, $2 million in the first nine months of 2010, and $13 million in the first nine months of 2009.
The following are the components of other, net:

	Three Months Ended		Nine Months Ended
	Sept 30,		September 30,
(in millions)	2010	2009	2010	2009

Interest income	$3	$1	$12	$6
Foreign currency gains (losses)	3	(1)	(8)	(4)
Other expense, net	(3)	(4)	(6)	(15)

	$3	$(4)	$(2)	$(13)

Tax Rate

	Three Months Ended				Percentage
	September 30,				Point
	2010		2009		Increase (Decrease)

Reported tax rate	(16.6	) %	(113.6	) %	97.0%
Impact of certain receipts/charges*	33.4%		128.9%		(95.5	) %

	16.8%		15.3%		1.5%

	Nine Months Ended				Percentage
	September 30,				Point
	2010		2009		Increase (Decrease)

Reported tax rate	(0.7	) %	(30.8	) %	30.1%
Impact of certain receipts/charges*	20.9%		49.1%		(28.2	) %

	20.2%		18.3%		1.9%

*	These charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the third quarter and first nine months of 2010, as compared to the same periods in 2009, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges. Our reported tax rate was also affected by discrete items, related primarily to the re-measurement during the second quarter of 2010 of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case and the resolution during the third quarter of 2010 of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case. In 2009, these charges included intangible asset impairment charges, purchased research and development charges, restructuring and litigation-related net charges, a favorable tax ruling on a divestiture-related gain recognized in a prior period, and discrete tax items associated primarily with resolutions of uncertain tax positions related to audit settlements and changes in estimates for tax benefits claimed related to prior periods.
During 2009, we received the Revenue Agent’s Report for the legacy Boston Scientific examination covering years 2004 and 2005, which contained proposed adjustments, related primarily to transfer pricing and transaction-related issues. We agreed on certain adjustments and made associated payments of $64 million, inclusive of interest. We disagree with certain positions contained in the Report and intend to contest these positions through applicable Internal Revenue Service and judicial procedures, as appropriate.
During 2008, we received the Revenue Agent’s Report for the legacy Guidant examination covering years 2001 through 2003. We continue to disagree with and contest the significant proposed adjustment, related primarily to the allocation of income between our U.S. and foreign affiliates, contained in the Report. We do not expect to be able to resolve this issue through applicable Internal Revenue Service administrative procedures. We believe that we have meritorious defenses for our tax filings and will vigorously defend them through litigation in the courts.
Although the final resolution associated with both of these matters is uncertain, we believe that our income tax reserves are adequate and that the resolution will not have a material impact on our financial condition or results of operations.
In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. Our current financial position and results of operations are not impacted by these Acts. However, for the years ending after December 31, 2012, our results of operations are expected to be adversely impacted as the Acts impose on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II, and III medical devices beginning in 2013. Further, the Obama Administration has announced several international tax legislative proposals to reform the United States tax rules, including provisions that may limit the deferral of United States income tax on our unremitted foreign earnings, substantially reduce our ability to claim foreign tax credits, and defer various tax deductions until foreign earnings are repatriated to the U.S. If any of these proposals are enacted into law, they could have a material adverse impact on our financial position and results of operations. However, if the extension of the look thru rule and the U.S. Research and Development (R&D) credit are later enacted, they will have a favorable impact on our results of operations and financial position.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. For our first quarter ended March 31, 2010, we adopted ASC Update No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Refer to Recent Accounting Pronouncements for a discussion of our adoption of this standard. There were no other material changes in the nine months ended September 30, 2010 to the application of critical accounting policies as described in our Annual Report filed on Form 10-K for the year ended December 31, 2009.
Liquidity and Capital Resources
As of September 30, 2010, we had $624 million of cash and cash equivalents on hand, comprised of $310 million invested in money market funds, $220 million invested in short-term time deposits, and $94 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer. We also have full access to our $2.0 billion revolving credit facility and $350 million of available borrowings under our credit and security facility secured by our U.S. trade receivables, both described below. As of September 30, 2010, we had outstanding letters of credit of $126 million, as compared to $123 million as of December 31, 2009, which consisted primarily of bank guarantees and collateral for workers’ compensation insurance arrangements.
The following provides a summary and description of our cash inflows (outflows) for the nine months ended September 30, 2010 and 2009:

	Nine Months Ended
	September 30,
(in millions)	2010	2009
Cash (used for) provided by operating activities	$(124)	$1,164
Cash used for investing activities	(217)	(733)
Cash provided by (used for) financing activities	101	(693)
Operating Activities
During the first nine months of 2010, we used $124 million for operating activities, as compared to $1.164 billion provided by operating activities during the first nine months of 2009, a decrease of $1.288 billion. This decrease was driven primarily by the payment of $1.725 billion to Johnson & Johnson related to a patent litigation settlement described in our 2009 Annual Report filed on Form 10-K, as compared to approximately $100 million of legal settlements paid in the first nine months of 2009. This cash outflow was partially offset by the receipt of a $250 million milestone payment from Abbott Laboratories, described in Quarterly Results. The negative cash flow impact of reduced earnings as a result of lower net sales during 2010 has been largely offset by improved working capital management. During the fourth quarter of 2010, we may make a litigation payment of approximately $300 million related to the U.S. Department of Justice matter discussed in Quarterly Results.
Investing Activities
During the first nine months of 2010, our investing activities were comprised primarily of capital expenditures of $209 million. We expect to incur total capital expenditures of approximately $300 million during 2010, which include investments to further upgrade our quality systems and information systems infrastructure, and to enhance our manufacturing capabilities to support continued growth in our business units. In addition, in October 2010, we paid $194 million to acquire Asthmatx, described in Note F – Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report. We expect to receive pre-tax proceeds of $1.4 billion in the fourth quarter of 2010 or first quarter of 2011, upon the closing of the sale of our Neurovascular business to Stryker, described in Note N – Subsequent Events. We intend to allocate approximately half of the net proceeds to future acquisitions and the remainder to the prepayment of debt.
During the first nine months of 2009, our investing activities included a final fixed payment of approximately $500 million related to our 2004 acquisition of Advanced Bionics Corporation, as well as capital expenditures of $225 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs. During the first nine months of 2010, we generated $101 million from financing activities, as compared to $693 million used for financing activities in the first nine months of 2009, an increase of $794 million. This was due primarily to net debt borrowings of approximately $75 million during the first nine months of 2010, as compared to debt prepayments of $725 million during the first nine months of 2009.
Debt
We had total debt of $6.037 billion as of September 30, 2010 and $5.918 billion as of December 31, 2009. During the second quarter of 2010, we refinanced the majority of our 2011 debt obligations, including the establishment of a new $1.0 billion three-year, senior unsecured term loan facility, and used $900 million of the proceeds to prepay in full our loan due to Abbott Laboratories without any premium or penalty. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent). The term loan facility requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount due at the credit facility maturity date, currently June 2013, with up to two one-year extension options subject to certain conditions. The debt maturity schedule for the significant components of our debt obligations as of September 30, 2010 is as follows:

	Payments due by Period
(in millions)	2010	2011	2012	2013	2014	Thereafter	Total

Term loan		$100	$200	$700			$1,000
Senior notes		850			$600	$3,600	5,050

		$950	$200	$700	$600	$3,600	$6,050

Note:	The table above does not include discounts associated with our senior notes, or amounts related to certain interest rate swaps that were used to hedge the fair value of certain of our senior notes.
In addition, during the second quarter of 2010, we syndicated a new $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions, to replace our existing $1.75 billion revolving credit facility maturing in April 2011. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of September 30, 2010 or December 31, 2009. In connection with our patent litigation settlement with Johnson & Johnson discussed in our 2009 Annual Report filed on Form 10-K, we borrowed $200 million against our revolving credit facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under our credit facility as collateral for the remaining Johnson & Johnson obligation. In August 2010, we prepaid the remaining obligation of $725 million, plus interest, using cash on hand and cancelled the related letter of credit. We now have full access to our $2.0 billion revolving credit facility to support operational needs. We also maintain a $350 million credit and security facility secured by our U.S. trade receivables. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. In August 2010, we extended the maturity of this facility to August 2011. There were no amounts borrowed under this facility as of September 30, 2010 or December 31, 2009. We expect to fund the remainder of our 2011 debt maturities with available cash on hand, cash flow and credit facility borrowings.
Our new revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Current	Actual as of
	Requirement	September 30, 2010

Maximum leverage ratio (1)	3.85 times	2.6 times
Minimum interest coverage ratio (2)	3.0 times	5.7 times
(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.
(2)	Ratio of consolidated EBITDA, as defined by the agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses to support our previously-announced restructuring plans, plus an additional $300 million for any future restructuring initiatives. As of September 30, 2010, we had $500 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; as well as up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received), and litigation-related cash payments (net of cash receipts) of up to

$1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010. As of September 30, 2010, we had $2.056 billion of the legal payment exclusion remaining. The new exclusions related to potential future restructuring and litigation charges and payments reflect the uncertainty in these areas, as described in Risk Factors, contained in Part II, Item 1A of this Quarterly Report. We plan on further reducing debt levels to reduce financial risk related to potential future events in these areas.
As of September 30, 2010, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Management uses a ‘net debt’ measurement to monitor and evaluate cash and debt levels and believes it is a measure that provides valuable information regarding our net financial position and interest rate exposure. Users of our financial statements should consider this financial information in addition to, not as a substitute for, nor as superior to, U.S. GAAP. Refer to Additional Information for a discussion of management’s use of this non-GAAP measure. The following is a summary of our net debt position as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
(in millions)	2010	2009
Current debt obligations	$904	$3
Long-term debt	5,133	5,915

Total debt	6,037	5,918
Less: cash and cash equivalents	624	864

Net debt	$5,413	$5,054

Equity
During the first nine months of 2010, we received $28 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $32 million in the first nine months of 2009. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $122 million for the first nine months of 2010, and $111 million for the first nine months of 2009.
Contractual Obligations and Commitments
During the first nine months of 2010, we made $1.725 billion of litigation-related payments to Johnson & Johnson and prepaid in full our $900 million Abbott loan due in April 2011. We expect to pay the remainder of our 2010 contractual obligations using cash on hand and cash generated from operating activities. There have been no material changes to our contractual obligations and commitments as reported in our 2009 Annual Report filed on Form 10-K.
Certain of our acquisitions involve the potential payment of contingent consideration, including our recent acquisition of Asthmatx, Inc. See Note F – Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions.

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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that certain of our current and former stent systems infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although our recent settlements with Johnson & Johnson resolved multiple litigation matters, described in our 2009 Annual Report filed on Form 10-K, we continue to be involved in patent litigation with Johnson & Johnson, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
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
Our accrual for legal matters that are probable and estimable was $562 million as of September 30, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.725 billion to Johnson & Johnson in connection with the patent litigation settlement discussed in our 2009 Annual Report filed on Form 10-K. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, including material developments with regard to the litigation disclosed in our 2009 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During the third quarter and first nine months of 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note C – Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.
ASC Update No. 2009-17
In December 2009, the FASB issued ASC Update No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R),Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a variable interest entity (VIE). The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. The adoption of Update No. 2009-17 did not have any impact on our results of operations or financial position.
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
The following is an explanation of each of the adjustments that management excluded as part of its non-GAAP measures for the three and nine months ended September 30, 2010 and 2009, as well as reasons for excluding each of these individual items:
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

•
Litigation-related charges - These charges are attributable to certain patent litigation and other legal matters. The credit in the third quarter of 2009 represents the reduction of previously recorded reserves associated with certain litigation matters, and the charges during the first and third quarters of 2009 represent significant charges which do not reflect expected on-going operating expenses. Accordingly, management excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and for comparison to past operating performance.

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

•
Items such as the purchased research and development, the gain on acquisition-related milestone and divestiture-related gains reflect economic costs and benefits to the Company and are not reflected in non-GAAP net income and non-GAAP net income per diluted share.

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
Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our growth strategy; our intentions and expectations regarding our business strategy, in particular those discussed in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Business and Market Overview;” the timing and impact of our restructuring and Plant Network Optimization initiatives and expected costs and cost savings; timing of regulatory approvals and plant certifications; our regulatory and quality compliance; the impact of our ship hold and product removal actions associated with our ICD and CRT-D systems in the United States; expected research and development efforts and the reallocation of research and development expenditures; product development and iterations; new and existing product launches in new geographies and their impact on our market share and financial position; reimbursement practices; our market position in the marketplace for our products and our sales and marketing strategy; the effect of new accounting pronouncements; the effect of proposed tax laws; the outcome of matters before taxing authorities; our tax position; intellectual property, governmental proceedings and litigation matters; anticipated expenses and capital expenditures and our ability to finance them; the ability of our suppliers to meet our requirements; our ability to meet customer demand for our products; our ability to meet the financial covenants required by our revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants; the impact of increased sales taxes on our overall financial position; and our strategy regarding acquisitions, divestitures and strategic investments, as well as integration execution. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-

looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.
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
CRM Business
•	Our ability to minimize loss of and recapture market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•
Our ability to retain and attract key members of our CRM sales force and other key CRM personnel, particularly following the ship hold and product removal of our ICD and CRT-D systems in the U.S. and sales force disciplinary actions;

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

•	Our ability to successfully launch next-generation products and technology features, including our TAXUS® Element™ and PROMUS® Element™ stent systems in additional geographies;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our ability to manage the mix of net sales of everolimus-eluting stent systems supplied to us by Abbott relative to our total drug-eluting stent system net sales and to launch on-schedule around the world our next-generation internally developed and manufactured everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent systems;

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

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.
Other Businesses
•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to successfully launch next-generation products and technology features in timely manner;

•	The results of clinical trials undertaken by us, our competitors or other third parties; and

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies.
Litigation and Regulatory Compliance
•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

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

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop and launch next-generation products and technologies successfully across all of our businesses;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these acquisitions or alliances;

•	Our ability to achieve benefits from our focus on internal research and development and external alliances and acquisitions as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives, as well as competitive interest in the same or similar technologies;

•	Our ability to integrate the strategic acquisitions we have consummated or may consummate in the future;

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

•
Our ability to direct our research and development efforts to conduct more cost effective clinical studies, accelerate the time to bring new products to market, and develop products with higher returns;

•	The completion of planned business divestitures, including the performance of related transition services;

•	Our ability to retain and attract key employees and avoid business disruption and employee distraction as we execute our global compliance program, restructuring plans and business divestitures; and

•	Our ability to maintain management focus on core business activities while also concentrating on implementing strategic and restructuring initiatives.
Several important factors, in addition to the specific factors discussed in connection with each forward-looking statement individually could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions, new product introductions, demographic trends, intellectual property, litigation and government investigations, financial market conditions and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. We discuss those and other important risks and uncertainties that may affect our future operations in Part I, Item IA- Risk Factors in our most recent Annual Report filed on Form 10-K and may update that discussion in Part II, Item 1A – Risk Factors in this or another Quarterly Report on Form 10-Q. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this report.
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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.597 billion as of September 30, 2010 and $4.742 billion as of December 31, 2009. We recorded $69 million of other assets and $202 million of other liabilities to recognize the fair value of these derivative instruments as of September 30, 2010, as compared to $56 million of other assets and $110 million of other liabilities as of December 31, 2009. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $308 million as of September 30, 2010 and $271 million as of December 31, 2009. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $377 million as of September 30, 2010 and by $331 million as of December 31, 2009. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction.
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. As of September 30, 2010, $5.033 billion of our outstanding debt obligations, or approximately 93 percent of our net debt, was at fixed interest rates. We did not have any interest rate derivative instruments outstanding as of September 30, 2010 or December 31, 2009.
See Note C – Financial Instruments to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act.

Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of September 30, 2010, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to information contained in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2009 Annual Report filed on Form 10-K, and “Part II, Item IA. Risk Factors” in our Quarterly Report filed on Form 10-Q for the quarterly period ended June 30, 2010, which could materially affect our business, financial condition or future results.
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

10.3
Credit Agreement dated as of June 23, 2010 by and among Boston Scientific Corporation, BSC International Holding Limited, the several Lenders parties thereto, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent (Exhibit 10.1, Current Report on Form 8-K dated June 23, 2010, File no. 1-11083)

10.4
Form of Amendment No. 3 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 4, 2010 by and among Boston Scientific Corporation, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.4, Quarterly Report on Form 10-Q dated August 5, 2010, File no. 1-11083)

10.5*	Form of Deferred Stock Unit Award Agreement (with one year service requirement for vesting upon Retirement)#

10.6*	Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement)#

10.7*
Form of Amendment No. 4 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of October 29, 2010 by and among Boston Scientific Corporation, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, (ii) the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and (iv) the notes to the Condensed Consolidated Financial Statements

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 5, 2010.

BOSTON SCIENTIFIC CORPORATION

By:		/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and
Chief Financial Officer