Form 10-K
period 2010-12-31
BOSTON SCIENTIFIC CORP
filed 2011-02-17
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the fiscal year ended December 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2695240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address of principal executive offices)
(508) 650-8000
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.01 PAR VALUE PER SHARE	NEW YORK STOCK EXCHANGE
(Title of each class)	(Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act:
NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes: ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes: ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorted period that the registrant was required to submit and post such files). Yes: ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes: ☐ No ☑
The aggregate market value of the registrant’s common stock held by non-affiliates was approximately $8.6 billion based on the closing price of the registrant’s common stock on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter.
The number of shares outstanding of the registrant’s common stock as of January 31, 2011 was 1,523,368,979.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I
ITEM 1. BUSINESS
The Company
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of healthcare delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that are least- or less-invasive, reducing risk, trauma, procedure time and the need for aftercare; cost- and comparatively-effective and, where possible, reduce or eliminate refractory drug use. When used in this report, the terms “we,” “us,” “our” and “the Company” mean Boston Scientific Corporation and its divisions and subsidiaries.
Our history began in the late 1960s when our co-founder, John Abele, acquired an equity interest in Medi-tech, Inc., a research and development company focused on developing alternatives to surgery. In 1969, Medi-tech introduced a family of steerable catheters used in some of the first less-invasive procedures performed. In 1979, John Abele joined with Pete Nicholas to form Boston Scientific Corporation, which indirectly acquired Medi-tech. This acquisition began a period of active and focused marketing, new product development and organizational growth. Since then, we have advanced the practice of less-invasive medicine by helping physicians and other medical professionals treat a variety of diseases and conditions and improve patients’ quality of life by providing alternatives to surgery and other medical procedures that are typically traumatic to the body.
Our net sales have increased substantially since our formation over thirty years ago. Our growth has been fueled in part by strategic acquisitions and alliances designed to improve our ability to take advantage of growth opportunities in the medical device industry. On April 21, 2006, we consummated our acquisition of Guidant Corporation. With this acquisition, we became a major provider in the worldwide cardiac rhythm management (CRM) market, enhancing our overall competitive position and long-term growth potential and further diversifying our product portfolio. This acquisition has established us as one of the world’s largest cardiovascular device companies and a global leader in microelectronic therapies. This and other strategic acquisitions have helped us to add promising new technologies to our pipeline and to offer one of the broadest product portfolios in the world for use in less-invasive procedures. We believe that the depth and breadth of our product portfolio has also enabled us to compete more effectively in, and better absorb the pressures of, the current healthcare environment of cost containment, managed care, large buying groups, government contracting and hospital consolidation and will generally assist us in navigating through the complexities of the global healthcare market, including healthcare reform.
Business Strategy
Our strategy is to lead global markets for less-invasive medical devices by developing and marketing innovative products, services and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate proven economic value. We intend to do so by building and buying products we understand, through sales forces we already have. The following are the five elements of our strategic plan:
•	Prepare our People

We believe that our success will be driven by strong leadership, robust communication and the high caliber of our employees. We have strengthened our focus on talent assessment and leadership development, and are committed to developing our people and providing them with opportunities to contribute to the Company’s growth and success. Recently, we redefined the specific leadership criteria necessary for our people to allow us to win in our global marketplace. As a demonstration of our commitment to the preparation of our people, we have also developed a Leadership Academy, a set of integrated training and enrichment programs designed to support our goal of developing a culture of leadership at all levels within the organization.

•	Optimize the Company

We plan to adapt our existing business model to allow us to operate in a more efficient manner and allow for enhanced execution, while providing better value to hospitals, better solutions to physicians and better outcomes to patients. In 2010, we began implementing several restructuring initiatives designed to strengthen and position us for long-term success, including the integration of our Cardiovascular and CRM groups into one stronger and more competitive organization that we believe will improve our ability to deliver innovative products and technologies, leading clinical science and exceptional service; as well as the restructuring of certain other businesses and corporate functions. We are centralizing corporate research and development to refocus and strengthen our innovation efforts, and are organizing our clinical organization to take full advantage of the global resources available to conduct more cost-effective clinical studies, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. In addition, we will look to transform the way we conduct research and development, leverage low-cost geographies, and scrutinize our cost structure, which we expect will generate significant savings over the next three years.

•	Win Global Market Share

Through our global presence, we seek to increase net sales and market share, and leverage our relationships with leading physicians and their clinical research programs. We plan to re-align our International regions to be more effective in executing our business strategy and renew our focus on selling in order to maximize our opportunities in countries whose economies and healthcare sectors are growing rapidly. We expect to invest $30 million to $40 million by the end of 2011 to introduce new products and strengthen our sales organization in emerging markets such as Brazil, China and India.

•	Expand our Sales and Marketing Focus

We are expanding our focus on sales, using new analytics, best practices and technologies to improve our sales methods and tools. We are also increasing our global sales focus through targeted sales force expansions and through delivering new global best practice capabilities in crucial areas such as training, management, forecasting and planning, and reaching the economic customer on a global basis. We offer products in numerous product categories, which are used by physicians throughout the world in a broad range of diagnostic and therapeutic procedures. The breadth and diversity of our product lines permit medical specialists and purchasing organizations to satisfy many of their less-invasive medical device requirements from a single source. In addition, we endeavor to expand our footprint in the hospital beyond our current product offerings to provide us greater strategic mass.

•	Realign our Business Portfolio

We are directing our research and development and business development efforts to products with higher returns and increasing our discipline and metrics to improve returns on our investments. We are realigning our business portfolio through strategic acquisitions and select divestitures in order to reduce risk, optimize operational leverage and accelerate profitable, sustainable revenue growth, while preserving our ability to meet the needs of physicians and their patients. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, priority growth areas including atrial fibrillation, autonomic modulation therapy, coronary artery disease, deep-brain stimulation, diabetes/obesity, endoluminal surgery, endoscopic pulmonary intervention, hypertension, peripheral vascular disease, structural heart disease, sudden cardiac arrest, and women’s health. We have recently announced several acquisitions targeting many of the above conditions and disease states, and, in January 2011, closed the sale of our Neurovascular business to Stryker Corporation. The sale of our Neurovascular business provides us with increased flexibility to fund acquisitions and repay debt.

We believe that the execution of this strategy will drive innovation, accelerate profitable revenue growth and increase shareholder value.

Products
During 2010, our products were offered for sale by seven dedicated business groups—CRM; Cardiovascular, including our Interventional Cardiology and Peripheral Interventions businesses; Electrophysiology; Endoscopy; Urology/Women’s Health; Neuromodulation; and Neurovascular. In 2010, we began the restructuring of our organization, which we believe will allow us to operate in a more effective and efficient manner, and includes the integration of our CRM and Cardiovascular groups into a newly formed Cardiology, Rhythm and Vascular group, which includes an Endovascular unit encompassing Peripheral Interventions, Imaging and Electrophysiology.
During 2010, we derived 28 percent of our net sales from our CRM business, 42 percent from our Cardiovascular group, two percent from our Electrophysiology business, 14 percent from our Endoscopy business, six percent from our Urology/Women’s Health business, four percent from our Neuromodulation business, and four percent from our Neurovascular business. The following section describes certain of our product offerings:
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

A key component of many of our implantable device systems is our remote LATITUDE® Patient Management System, which enables physicians to monitor device performance remotely while patients are in their homes, allowing for more frequent monitoring in order to guide treatment decisions. In 2010, we launched several new CRM products, including an upgrade to our LATITUDE® system, providing enhanced functionality, as well as our new 4-SITE lead delivery system. We have experienced continued success with our next-generation COGNIS® CRT-D and TELIGEN® ICD systems, as well as our ALTRUA® family of pacemaker systems and, in 2011 and 2012, we will continue to execute on our product pipeline with the expected launch of our next-generation INGENIO™ pacemaker system, and our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™. This product line includes new features designed to improve functionality, diagnostic capability and ease of use.
Interventional Cardiology
Coronary Stent Systems
Our broad, innovative product offerings have enabled us to become a leader in the interventional cardiology market. This leadership is due in large part to our coronary stent product offerings. Coronary stents are tiny, mesh tubes used in the treatment of coronary artery disease, which are implanted in patients to prop open arteries and facilitate blood flow to and from the heart. Our VeriFLEX™ (Liberté®) bare-metal coronary stent system is designed to enhance deliverability and conformability, particularly in challenging lesions. We have further enhanced the outcomes associated with the use of coronary stents, particularly the processes that lead to restenosis1, through dedicated internal and external product development, strategic alliances and scientific research of drug-eluting stent systems. We are the only company in the industry to offer a two-drug platform strategy with our paclitaxel-eluting and everolimus-eluting stent system offerings, and are the industry leader for

[1] The growth of neointimal tissue within an artery after angioplasty and stenting.

widest range of coronary stent sizes. In 2010, we launched our third-generation TAXUS® Element™ paclitaxel-eluting stent system in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries, and continue to sell our second-generation TAXUS® Liberté® paclitaxel-eluting stent system in the U.S. and Japan. We also market the PROMUS® everolimus-eluting stent system, currently supplied to us in the U.S. and Japan by Abbott Laboratories, as well as our next-generation internally-developed and manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, currently marketed in our EMEA region and certain Inter-Continental countries. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012, and our TAXUS® Element™ stent system in the U.S. (to be commercialized as ION™) mid-2011 and Japan in late 2011 or early 2012.
Coronary Revascularization
We market a broad line of products used to treat patients with atherosclerosis. Atherosclerosis, a principal cause of coronary artery obstructive disease, is characterized by a thickening of the walls of the coronary arteries and a narrowing of arterial openings caused by the progressive development of deposits of plaque. Our product offerings include balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA). In 2010, we launched our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity, our NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received very positively in the market, as well as our Kinetix™ family of guidewires. We continue to hold a strong leadership position in the PTCA balloon catheter market with an estimated 56 percent share of the U.S. market, and 38 percent worldwide.
Intraluminal Ultrasound Imaging
We market a family of intraluminal catheter-directed ultrasound imaging catheters and systems for use in coronary arteries and heart chambers as well as certain peripheral vessels. The iLab® Ultrasound Imaging System continues as our flagship console and is compatible with our full line of imaging catheters. This system is designed to enhance the diagnosis and treatment of blocked vessels and heart disorders.
Structural Heart Therapy
In January 2011, as part of our priority growth initiatives, we completed the acquisition of Sadra Medical, Inc. Sadra is developing a fully repositionable and retrievable device for percutaneous aortic valve replacement (PAVR) to treat patients with severe aortic stenosis and recently completed a series of European feasibility studies for its Lotus™ Valve System, which consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. PAVR is one of the fastest growing medical device markets.
Electrophysiology
Within our Electrophysiology business, we develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Included in our product offerings are radio frequency generators, intracardiac ultrasound and steerable ablation catheters, and diagnostic catheters. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability, and the Chilli II® cooled ablation catheter. In January 2011, as part of our priority growth initiatives, we announced the signing of a definitive merger agreement under which we will acquire Atritech, Inc., subject to customary closing conditions. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries.

Peripheral Interventions
We sell various products designed to treat patients with peripheral disease (disease which appears in blood vessels other than in the heart and in the biliary tree), including a broad line of medical devices used in percutaneous transluminal angioplasty and peripheral vascular stenting. Our peripheral product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, and we hold the number one position in the worldwide Peripheral Interventions market. We market the PolarCath™ peripheral dilatation system used in CryoPlasty® Therapy, an innovative approach to the treatment of peripheral artery disease in the lower extremities. In 2010, we successfully launched several of our market-leading products internationally, including the launch in Japan of our Carotid WALLSTENT® Monorail® Endoprosthesis for the treatment of patients with carotid artery disease who are at high risk for surgery.
We also sell products designed to treat patients with non-vascular disease (disease which appears outside the blood system). Our non-vascular suite of products includes biliary stents, drainage catheters and micro-puncture sets designed to treat, diagnose and ease various forms of benign and malignant tumors. In 2010, our Express LD Stent System received U.S. Food and Drug Administration (FDA) approval for an iliac indication, and we continued to market our Express® SD Renal Monorail® premounted stent system for use as an adjunct therapy to percutaneous transluminal renal angioplasty in certain lesions of the renal arteries; as well as our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter for use in the renal and lower extremity arteries, and our extensive line of Interventional Oncology product solutions.
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
Endoscopy
Gastroenterology
We market a broad range of products to diagnose, treat and ease a variety of digestive diseases, including those affecting the esophagus, stomach, liver, pancreas, duodenum, and colon. Common disease states include esophagitis, portal hypertension, peptic ulcers as well as esophageal, biliary, pancreatic and colonic cancer. We offer the Radial Jaw® 4 Single-Use Biopsy Forceps, which are designed to enable collection of large high-quality tissue specimens without the need to use large channel therapeutic endoscopes and, in 2010, expanded our offering of this product to include a wider variety of sizes. Our exclusive line of RX Biliary System™ devices are designed to provide greater access and control for physicians to diagnose and treat challenging conditions of the bile ducts, such as removing gallstones, opening obstructed bile ducts and obtaining biopsies in suspected tumors. We also market the Spyglass® Direct Visualization System for direct imaging of the pancreatico-biliary system. The Spyglass® System is the first single-operator cholangioscopy device that offers clinicians a direct visualization of the pancreatico-biliary system and includes supporting devices for tissue acquisition, stone management and lithotripsy. In 2010, we continued commercialization of our WallFlex® family of stents, in particular, the WallFlex® Biliary line and WallFlex® Esophageal line; and our Resolution® Clip Device, used to treat gastrointestinal bleeding. Our Resolution® Clip is the only currently-marketed mechanical clip designed to open and close, up to five times, before deployment to help enable a physician to see the effects of the clip before committing to deployment.
Interventional Bronchoscopy
We market devices to diagnose, treat and ease pulmonary disease systems within the airway and lungs. Our products are designed to help perform biopsies, retrieve foreign bodies from the airway, open narrowings of an airway, stop internal bleeding, and ease symptoms of some types of airway cancers. Our product line includes pulmonary biopsy forceps, transbronchial aspiration needles, cytology brushes and tracheobronchial stents used to dilate narrowed airway passages or for tumor management. In addition, as part of our priority growth initiatives, in October 2010, we completed our acquisition of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. We sell a variety of products designed to treat patients with urinary stone disease, stress urinary incontinence, pelvic organ prolapse and excessive uterine bleeding. We offer a full line of stone management products, including ureteral stents, wires, lithotripsy devices, stone retrieval devices, sheaths, balloons and catheters.
We continue to expand our focus on Women’s Health. We market a range of devices for the treatment of conditions such as female urinary incontinence, pelvic floor reconstruction (rebuilding of the anatomy to its original state), and menorrhagia (excessive menstrual bleeding). We offer a full breadth of mid-urethral sling products, sling materials, graft materials, pelvic floor reconstruction kits, and suturing devices. We recently launched our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. This system delivers pain management by applying an electrical signal to mask pain signals traveling from the spinal cord to the brain. The Precision System utilizes a rechargeable battery and features a programming system. In 2010, we received FDA approval and launched two lead splitters, as well as the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. These leads provide the broadest range of percutaneous lead configurations in the industry. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and are involved in various studies designed to evaluate the use of spinal cord stimulation in the treatment of additional sources of pain. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we have initiated a trial to assess the therapeutic effectiveness and cost-effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. In addition, in late 2010 we initiated a European clinical trial for the treatment of Parkinson’s disease using our Vercise™ deep-brain stimulation system, and, in January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming for the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and advances the field of deep-brain stimulation.
Neurovascular
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. This business markets a broad line of coated and uncoated detachable coils, micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuro-interventional radiologists and neurosurgeons to treat diseases of the neurovascular system. In 2010, we marketed the GDC® Coils (Guglielmi Detachable Coil) and Matrix® systems to treat brain aneurysms and, in late 2010, we received FDA approval for the next-generation family of detachable coils, which includes an enhanced delivery system designed to reduce coil detachment times, and began a phased launch of the product. We also offered the NeuroForm® stent system, and launched the Neuroform EZ™ stent system, a fourth-generation intracranial aneurysm stent system designed for use in conjunction with endovascular coiling to treat wide-necked aneurysm, and the Wingspan® Stent System with Gateway® PTA Balloon Catheter, each under a Humanitarian Device Exemption approval granted by the FDA. The Wingspan Stent System is designed to treat atherosclerotic lesions or accumulated plaque in brain arteries. Designed for the brain’s fragile vessels, the Wingspan Stent System is a self-expanding, nitinol stent sheathed in a delivery system that enables it to reach and open narrowed arteries in the brain. The Wingspan Stent System is currently the only device available in the U.S. for the treatment of intracranial atherosclerotic disease (ICAD) and is indicated for improving cerebral artery lumen diameter in patients with ICAD who are unresponsive to medical therapy.
Innovation
Our approach to innovation combines internally-developed products and technologies with those we may obtain externally through strategic acquisitions and alliances. Our research and development efforts are focused largely on the development of next-generation and novel technology offerings across multiple programs and divisions. Since 1995, we have undertaken strategic acquisitions to assemble the lines of business necessary to achieve the critical mass that allows us to continue to be a leader in the medical device industry. We expect to continue to invest in our core franchises, and also investigate opportunities to further expand our presence in, and diversify into, priority growth areas including atrial fibrillation, autonomic modulation therapy, coronary artery disease, deep-brain stimulation, diabetes/obesity, endoluminal surgery, endoscopic pulmonary intervention, hypertension, peripheral vascular disease, structural heart disease, sudden cardiac arrest, and women’s health. We have recently announced several acquisitions targeting many of the above conditions and disease states. In 2010, we completed the acquisition of Asthmatx, Inc., and in January 2011, we completed the acquisitions of Sadra Medical, Inc. and Intelect Medical, Inc., and announced the signing of a definitive merger agreement to acquire Atritech, Inc., each discussed above. There can be no assurance that technologies developed internally or acquired through acquisitions and alliances will achieve technological feasibility, obtain regulatory approvals or gain market acceptance, and any delay in the development or approval of these technologies may adversely impact our future growth.
Research and Development
Our investment in research and development is critical to driving our future growth. We expended $939 million on research and development in 2010, $1.035 billion in 2009 and $1.006 billion in 2008, representing approximately 12 to 13 percent of our net sales each year. Our investment in research and development reflects:
•	regulatory compliance, clinical science, and internal research and development programs, as well as others obtained through our strategic acquisitions and alliances; and

•	sustaining engineering efforts which incorporate customer feedback into continuous improvement efforts for currently marketed and next-generation products.
We have directed our development efforts toward regulatory compliance and innovative technologies designed to expand current markets or enter new markets. We are looking to transform the way we conduct research and development, leverage low-cost geographies, and scrutinize our cost structure, which we expect will generate significant savings over the next three years. Our approach to new product design and development is through focused, cross-functional teams. We believe that our formal process for technology and product development aids in our ability to offer innovative and manufacturable products in a consistent and timely manner. Involvement of the research and development, clinical, quality, regulatory, manufacturing and marketing teams early in the process is the cornerstone of our product development cycle. This collaboration allows these teams to concentrate resources on the most viable and clinically relevant new products and technologies, and focus on bringing them to market in a timely and cost-effective manner. In addition to internal development, we work with hundreds of leading research institutions, universities and clinicians around the world to develop, evaluate and clinically test our products. We believe our future success will depend upon the strength of these development efforts.

Marketing and Sales
During 2010, we marketed our products to over 10,000 hospitals, clinics, outpatient facilities and medical offices in nearly 100 countries worldwide. The majority of our net sales are derived from countries in which we have direct sales organizations. A network of distributors and dealers who offer our products worldwide accounts for our remaining sales. We will continue to leverage our infrastructure in markets where commercially appropriate and use third parties in those markets where it is not economical or strategic to establish or maintain a direct presence. We are not dependent on any single institution and no single institution accounted for more than ten percent of our net sales in 2010 or 2009; however, large group purchasing organizations, hospital networks and other buying groups have become increasingly important to our business and represent a substantial portion of our U.S. net sales. We have a dedicated corporate sales organization in the U.S. focused principally on selling to major buying groups and integrated healthcare networks. We consistently strive to understand and exceed the expectations of our customers. Each of our business groups maintains dedicated sales forces and marketing teams focusing on physicians who specialize in the diagnosis and treatment of different medical conditions. We believe that this focused disease state management enables us to develop highly knowledgeable and dedicated sales representatives and to foster collaborative relationships with physicians. We believe that we have positive working relationships with physicians and others in the medical industry, which enable us to gain a detailed understanding of new therapeutic and diagnostic alternatives and to respond quickly to the changing needs of physicians and their patients.
International Operations
International net sales accounted for 44 percent of our net sales in 2010. Net sales and operating income attributable to our 2010 geographic regions are presented in Note P–Segment Reporting to our 2010 consolidated financial statements included in Item 8 of this Annual Report. Our international structure operates through three international business units: EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas reporting units. Maintaining and expanding our international presence is an important component of our long-term growth plan. Through our international presence, we seek to increase net sales and market share, leverage our relationships with leading physicians and their clinical research programs, accelerate the time to bring new products to market, and gain access to worldwide technological developments that we can implement across our product lines. We plan to invest $30 million to $40 million through the end of 2011 to introduce new products and strengthen our sales capabilities in emerging markets such as Brazil, China and India. A discussion of the risks associated with our international operations is included in Item 1A of this Annual Report.
As of December 31, 2010, we had six international manufacturing facilities, including three in Ireland, two in Costa Rica and one in Puerto Rico. Approximately 55 percent of our products sold worldwide during 2010 were manufactured at these facilities. Additionally, we maintain international research and development capabilities in Ireland, as well as physician training centers in France and Japan.
Manufacturing and Raw Materials
We are focused on continuously improving our supply chain effectiveness, strengthening our manufacturing processes and increasing operational efficiencies within our organization. By shifting global manufacturing along product lines, we are able to leverage our existing resources and concentrate on new product development, including the enhancement of existing products, and their commercial launch. We are implementing new systems designed to provide improved quality and reliability, service, greater efficiency and lower supply chain costs, and have substantially increased our focus on process controls and validations, supplier controls, distribution controls and providing our operations teams with the training and tools necessary to drive continuous improvement in product quality. In addition, we continue to focus on examining our operations and general business activities to identify cost-improvement opportunities in order to enhance our operational effectiveness, including our Plant Network Optimization program and our recently completed 2007 Restructuring plan, discussed in Item 7 of this Annual Report.

Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. We consistently monitor our inventory levels, manufacturing and distribution capabilities, and maintain recovery plans to address potential disruptions that we may encounter; however, any significant interruption in our ability to manufacture these products over an extended duration may result in delays in our ability to resume production of affected products, due to needs for regulatory approvals. As a result, we may suffer loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
Many components used in the manufacture of our products are readily fabricated from commonly available raw materials or off-the-shelf items available from multiple supply sources. Certain items are custom made to meet our specifications. We believe that in most cases, redundant capacity exists at our suppliers and that alternative sources of supply are available or could be developed within a reasonable period of time. We also have an on-going program to identify single-source components and to develop alternative back-up supplies and we regularly re-address the adequacy and abilities of our suppliers to meet our needs. However, in certain cases, we may not be able to quickly establish additional or replacement suppliers for specific materials, components or products, largely due to the regulatory approval system and the complex nature of our manufacturing processes and those of our suppliers. A reduction or interruption in supply, an inability to develop and validate alternative sources if required, or a significant increase in the price of raw materials, components or products could adversely affect our operations and financial condition, particularly materials or components related to our CRM products and drug-eluting stent systems. In addition, our products require sterilization prior to sale and we utilize a mix of internal resources and third-party vendors to perform this service. We believe we have redundant capabilities that are sufficient to sterilize our products; however, to the extent we or our third-party sterilizers are unable to sterilize our products, whether due to capacity, regulatory or other constraints, we may be unable to transition to other providers in a timely manner, which could have an adverse impact on our operations.
Certain products are manufactured for us by third parties. We are currently reliant on Abbott Laboratories for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in these regions extends through the end of the second quarter of 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott, coupled with our current launch plans for our next-generation internally-developed and manufactured everolimus-eluting stent system in these regions, is sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. Further, a delay in the launch of our internally-developed and manufactured next-generation PROMUS® Element™ everolimus-eluting stent system in the U.S. and Japan, currently expected in mid-2012, could result in an inability to meet customer demand for everolimus-eluting stent systems. We launched our PROMUS® Element™ stent system in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, quickly gaining market share, exiting 2010 with approximately one quarter share of the drug-eluting stent market in EMEA.
Quality Assurance
In January 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We identified solutions to the quality system issues cited by the FDA and implemented those solutions throughout our organization. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system was in substantial compliance with its Quality System Regulations. In November 2009 and January 2010, the FDA reinspected two of our sites to follow up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter were removed. On August 11, 2010, we were notified by the FDA that the corporate warning letter had been lifted.
We are committed to providing high quality products to our customers. To meet this commitment, we have implemented updated quality systems and concepts throughout our organization. Our quality system starts with the initial product specification and continues through the design of the product, component specification process and the manufacturing, sale and servicing of the product. Our quality system is intended to build in quality and process control and to utilize continuous improvement concepts throughout the product life. These systems are designed to enable us to satisfy the various international quality system regulations, including those of the FDA with respect to products sold in the U.S. All of our manufacturing facilities, including our U.S. and European distribution centers, are certified under the ISO13485:2003 quality system standard, established by the International Standards Organization, for medical devices, which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. This certification can be obtained only after a complete audit of a company’s quality system by an independent outside auditor. Maintenance of the certification requires that these facilities undergo periodic re-examination.
In addition, we maintain an on-going initiative to seek ISO14001 certification at our plants around the world. ISO14001 is a globally recognized standard for Environmental Management Systems, established by the International Standards Organization, which provides a voluntary framework to identify key environmental aspects associated with our business. We engage in continuous environmental performance improvement efforts, and at present, ten of our 14 manufacturing and distribution facilities have attained ISO14001 certification. We are committed to achieving ISO14001 certification at all of our manufacturing facilities and Tier I distribution centers worldwide.
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
We believe that our products compete primarily on their ability to safely and effectively perform diagnostic and therapeutic procedures in a less-invasive manner, including clinical outcomes, ease of use, comparative effectiveness, reliability and physician familiarity. In the current environment of managed care, economically-motivated buyers, consolidation among healthcare providers, increased competition and declining reimbursement rates, we have been increasingly required to compete on the basis of price, value, reliability and efficiency. We believe the current global economic conditions and healthcare reform measures could put additional competitive pressure on us, including on our average selling prices, overall procedure rates and market sizes. We recognize that our continued competitive success will depend upon our ability to offer products with differentiated clinical outcomes; create or acquire innovative, scientifically advanced technology; apply our technology cost-effectively and with superior quality across product lines and markets; develop or acquire proprietary products; attract and retain skilled personnel; obtain patent or other protection for our products; obtain required regulatory and reimbursement approvals; continually enhance our quality systems; manufacture and successfully market our products either directly or through outside parties; and supply sufficient inventory to meet customer demand.
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
In the U.S., approval to distribute a new device generally can be met in one of three ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or substantially equivalent to, a legally marketed device that is not subject to pre-market approval (PMA), i.e., the “predicate” device. An appropriate predicate device for a pre-market notification is one that (i) was legally marketed prior to May 28, 1976, (ii) was approved under a PMA but then subsequently reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent and cleared for commercial distribution under a 510(k) Submission. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical trials must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms to the applicable Investigational Device Exemption (IDE) regulations. The FDA must issue an order finding substantial equivalence before commercial distribution can occur. Changes to existing devices covered by a 510(k) Submission that are not significant can generally be made without additional 510(k) Submissions. Changes that could significantly affect the safety or effectiveness of the device, such as significant changes in designs or materials, may require a new 510(k) with data to support that the modified device remains substantially equivalent. In August 2010, the FDA released numerous draft proposals on the 510(k) process aimed at increasing transparency and streamlining the process, while adding more scientific rigor to the review process. In January 2011, the FDA released the implementation plan for changes to the 510(k) Submission program, which includes additional training of FDA staff, the creation of various guidance documents intended to provide greater clarity to certain processes, as well as various internal changes to the FDA’s procedures. We have a portfolio of products that includes numerous Class II medical devices. Several of the FDA’s proposals could increase the regulatory burden on our industry, including those that could increase the cost, complexity and time to market for certain high-risk Class II medical devices.
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
In the European Union, we are required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent notified body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. We are also required to comply with other foreign regulations such as the requirement that we obtain approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) before we can launch new products in Japan. The time required to obtain these foreign approvals to market our products may vary from U.S. approvals, and requirements for these approvals may differ from those required by the FDA.
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
We believe that sound environmental, health and safety performance contributes to our competitive strength while benefiting our customers, shareholders and employees. We are committed to continuous improvement in these areas by reducing pollution, the depletion of natural resources, and our overall environmental footprint. Specifically, we are working to optimize energy and resource usage, ultimately reducing greenhouse gas emissions and waste. We are certified to the FTSE4Good Corporate Social Responsibility Index, managed by The Financial Times and the London Stock Exchange, which measures the performance of companies that meet globally recognized standards of corporate responsibility. This certification recognizes our dedication to those standards, and it places us in a select group of companies with a demonstrated commitment to responsible business practices and sound environmental policies.
Government Affairs
We maintain a global Government Affairs presence, headquartered in Washington D.C., to actively monitor and influence a myriad of legislative and administrative policies impacting us, both on a domestic and an international front. The Government Affairs office works closely with members of Congress, key Congressional committee staff and White House and Administration staff, which facilitates our active engagement on issues affecting our business. Our proactive approach and depth of political and policy expertise are aimed at having our positions heard by federal, state and global decision-makers, while also advancing our business objectives by educating policymakers on our positions, key priorities and the value of our technologies. The Government Affairs office also manages our political action committee and works closely with trade groups on issues affecting our industry and healthcare in general.
Healthcare Reform and Current Economic Climate
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Although we believe our less-invasive products and technologies generate favorable clinical outcomes, value and cost efficiency, the resources necessary to demonstrate comparative effectiveness may be significant. In addition, uncertainty remains regarding proposed significant reforms to the U.S. healthcare system.
Further, certain state governments have recently enacted, and the federal government has proposed, legislation aimed at increasing transparency in relationships between industry and healthcare professionals (HCPs). As a result, we are required by law to report many types of direct and indirect payments and other transfers of value to HCPs licensed by certain states and expect that we will have to make similar reports at the federal level in the near future. We have devoted substantial time and financial resources in order to develop and implement enhanced structure, policies, systems and processes in order to comply with these legal and regulatory requirements. These systems are designed to provide enhanced visibility and consistency across our businesses with respect to our interactions with healthcare professionals. Implementation of these policies, systems and processes, or failure to comply with these policies could have a negative impact on our results of operations.
Additionally, our results of operations could be substantially affected by global economic factors and local operating and economic conditions. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. We cannot predict to what extent global economic conditions and the increased focus on healthcare systems and costs in the U.S. and abroad may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third-party payors.
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
Proprietary Rights and Patent Litigation
We rely on a combination of patents, trademarks, trade secrets and non-disclosure agreements to protect our intellectual property. We generally file patent applications in the U.S. and foreign countries where patent protection for our technology is appropriate and available. As of December 31, 2010, we held more than 15,000 patents, and had approximately 9,000 patent applications pending worldwide that cover various aspects of our technology. In addition, we hold exclusive and non-exclusive licenses to a variety of third-party technologies covered by patents and patent applications. There can be no assurance that pending patent applications will result in the issuance of patents, that patents issued to or licensed by us will not be challenged or circumvented by competitors, or that these patents will be found to be valid or sufficiently broad to protect our technology or to provide us with a competitive advantage. In the aggregate, these intellectual property assets and licenses are of material importance to our business; however, we believe that no single patent, technology, trademark, intellectual property asset or license, except for those relating to our drug-eluting coronary stent systems, is material in relation to our business as a whole.
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

There has been substantial litigation regarding patent and other intellectual property rights in the medical device industry, particularly in the areas in which we compete. We continue to defend ourselves against claims and legal actions alleging infringement of the patent rights of others. Adverse determinations in any patent litigation could subject us to significant liabilities to third parties, require us to seek licenses from third parties, and, if licenses are not available, prevent us from manufacturing, selling or using certain of our products, which could have a material adverse effect on our business. Additionally, we may find it necessary to initiate litigation to enforce our patent rights, to protect our trade secrets or know-how and to determine the scope and validity of the proprietary rights of others. Patent litigation can be costly and time-consuming, and there can be no assurance that our litigation expenses will not be significant in the future or that the outcome of litigation will be favorable to us. Accordingly, we may seek to settle some or all of our pending litigation, particularly to manage risk over time. Settlement may include cross licensing of the patents that are the subject of the litigation as well as our other intellectual property and may involve monetary payments to or from third parties.
See Item 3 and Note L – Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report for a discussion of intellectual property and other litigation and proceedings in which we are involved. In management’s opinion, we are not currently involved in any legal proceeding other than those specifically identified in Note L, which, individually or in the aggregate, could have a material effect on our financial condition, results of operations or liquidity.
Risk Management
The testing, marketing and sale of human healthcare products entails an inherent risk of product liability claims. In the normal course of business, product liability and securities claims are asserted against us. Product liability and securities claims may be asserted against us in the future related to events unknown at the present time. We are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of outcome, could have a material adverse effect on our business. We believe that our risk management practices, including limited insurance coverage, are reasonably adequate to protect against anticipated product liability and securities litigation losses. However, unanticipated catastrophic losses could have a material adverse impact on our financial position, results of operations and liquidity.
Employees
As of December 31, 2010, we had approximately 25,000 employees, including approximately 13,000 in operations; 6,000 in selling, marketing and distribution; 4,000 in clinical, regulatory and research and development; and 2,000 in administration. Of these employees, we employed approximately 10,000 outside the U.S., approximately 7,000 of whom are in the operations function. We believe that the continued success of our business will depend, in part, on our ability to attract and retain qualified personnel, and we are committed to developing our people and providing them with opportunities to contribute to our growth and success.
Community Outreach
In line with our corporate mission to improve the quality of patient care and the productivity of healthcare delivery, we are committed to making more possible in the communities where we live and work. We bring this commitment to life by supporting global, national and local health and education initiatives, striving to improve patient advocacy, adhering to strong ethical standards that deliver on our commitments, and minimizing our impact on the environment. A prominent example of our ongoing commitment to patients is our Close the Gap program, which addresses disparities in cardiovascular care for the underserved patient populations of women, black Americans, and Latino Americans. Close the Gap increases awareness of cardiovascular risk factors, teaches healthcare providers about cultural beliefs and barriers to treatment, and advocates for measures that help ensure all patients receive the cardiovascular care they need.

Through the Boston Scientific Foundation, we fund non-profit organizations in our local communities and medical education fellowships at institutions throughout the U.S. Our community grants support programs aimed at improving the lives of those with unmet needs by engaging in partnerships that promote long-term, systemic change. The Foundation is committed to funding organizations focused on increasing access to quality healthcare and improving educational opportunities, particularly with regards to science, technology, engineering and math. We have committed to contributing $15 million to our Close the Gap program and Science, Technology, Engineering and Math (STEM) education over the next three years.
Seasonality
Our worldwide sales do not reflect any significant degree of seasonality; however, customer purchases have historically been lighter in the third quarter of the year, as compared to other quarters. This reflects, among other factors, lower demand during summer months, particularly in European countries.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website (www.bostonscientific.com) as soon as reasonably practicable after we electronically file the material with or furnish it to the U.S. Securities and Exchange Commission (SEC). Printed copies of these posted materials are also available free of charge to shareholders who request them in writing from Investor Relations, One Boston Scientific Place, Natick, MA 01760-1537. Information on our website or connected to our website is not incorporated by reference into this Annual Report.
Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our growth strategy; our intentions and expectations regarding our business strategy; the completion of planned acquisitions, divestitures and strategic investments, as well as integration of acquired businesses; our ability to successfully separate our Neurovascular business; the timing and impact of our restructuring initiatives, expected costs and cost savings; our intention not to pay dividends and to instead use our cash flow to repay debt and invest in our business; changes in the market and our market share; product development and iterations; timing of regulatory approvals; our regulatory and quality compliance; expected research and development efforts and the reallocation of research and development expenditures; new and existing product launches, including their timing in new geographies and their impact on our market share and financial position; our sales and marketing strategy and our investments in our sales organization; reimbursement practices; our market position in the marketplace for our products; our initiatives regarding plant certifications and reductions; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand for our products; the effect of new accounting pronouncements on our financial results; competitive pressures; the impact of new or recently enacted excise taxes; the effect of proposed tax laws; the outcome of matters before taxing authorities; our tax position; intellectual property, governmental proceedings and litigation matters; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our term loan and revolving credit facility, or to renegotiate the terms of or obtain waivers for compliance with those covenants. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.

Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified these forward-looking statements, which are based on certain risks and uncertainties, including the risk factors described in Item 1A of this Annual Report. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained below and described further in Item 1A.
CRM Business
•	Our ability to minimize loss of and recapture market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	Our ability to retain and attract key members of our CRM sales force and other key CRM personnel, particularly following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	Our estimates for the U.S. and worldwide CRM markets, as well as our ability to increase CRM net sales and recapture market share;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our COGNIS® CRT-D and TELIGEN® ICD systems and our LATITUDE® Patient Management System;

•	The results of CRM clinical trials and market studies undertaken by us, our competitors or other third parties;

•
Our ability to successfully launch next-generation products and technology features worldwide, including our INGENIO™ pacemaker system and our next-generation INCEPTA™, ENERGEN™ and PUNCTUA™ defibrillators in additional geographies;

•	Our ability to grow sales of both new and replacement implant units;

•
Competitive offerings in the CRM market and related declines in average selling prices, as well as the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies; and

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

•	Our ability to successfully launch next-generation products and technology features, including our PROMUS® Element™ and TAXUS® Element™ stent systems in additional geographies;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our ability to manage the mix of net sales of everolimus-eluting stent systems supplied to us by Abbott relative to our total drug-eluting stent system net sales and to launch on-schedule in the U.S. and Japan our PROMUS® Element™ next-generation internally-developed and manufactured everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent systems;

•
Our share of the U.S. and worldwide drug-eluting stent markets, the average number of stents used per procedure, average selling prices, and the penetration rate of drug-eluting stent technology in the U.S. and international markets;

•	The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems;

•
Our reliance on Abbott’s manufacturing capabilities and supply chain in the U.S. and Japan, and our ability to align our everolimus-eluting stent system supply from Abbott with customer demand in these regions;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance; and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.
Other Businesses
•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to successfully launch next-generation products and technology features in a timely manner;

•	The results of clinical trials undertaken by us, our competitors or other third parties; and

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies.
Litigation and Regulatory Compliance
•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

•
Our ability to minimize or avoid future field actions or FDA warning letters relating to our products and the on-going inherent risk of potential physician advisories or field actions related to medical devices;

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

•
Our ability to prioritize our internal research and development project portfolio and our external investment portfolio to identify profitable revenue growth opportunities and keep expenses in line with expected revenue levels, or our decision to sell, discontinue, write down or reduce the funding of any of these projects;

•	The timing, size and nature of strategic initiatives, market opportunities and research and development platforms available to us and the ultimate cost and success of these initiatives; and

•	Our ability to successfully identify, develop and market new products or the ability of others to develop products or technologies that render our products or technologies noncompetitive or obsolete.
International Markets
•	Our dependency on international net sales to achieve growth;

•	Changes in our international structure and leadership;

•	Risks associated with international operations, including compliance with local legal and regulatory requirements as well as changes in reimbursement practices and policies;

•	Our ability to maintain or expand our worldwide market positions through investments in emerging markets;

•	The potential effect of foreign currency fluctuations and interest rate fluctuations on our net sales, expenses and resulting margins; and

•	Uncertainties related to economic conditions.
Liquidity
•	Our ability to generate sufficient cash flow to fund operations, capital expenditures, litigation settlements and strategic investments and acquisitions, as well as to effectively manage our debt levels and covenant compliance;
•	Our ability to access the public and private capital markets when desired and to issue debt or equity securities on terms reasonably acceptable to us;

•	Our ability to resolve open tax matters favorably and realize substantially all of our deferred tax assets and the impact of changes in tax laws; and

•	The impact of examinations and assessments by domestic and international taxing authorities on our tax provision, financial condition or results of operations.
Strategic Initiatives
•
Our ability to implement, fund, and achieve timely and sustainable cost improvement measures consistent with our expectations, including our 2010 Restructuring plan and Plant Network Optimization program;

•	Our ability to maintain or expand our worldwide market positions in the various markets in which we compete or seek to compete, as we diversify our product portfolio and focus on emerging markets;

•
Risks associated with significant changes made or to be made to our organizational structure pursuant to our 2010 Restructuring plan and Plant Network Optimization program, or to the membership and responsibilities of our executive committee or Board of Directors;

•
Our ability to direct our research and development efforts to conduct more cost-effective clinical studies, accelerate the time to bring new products to market, and develop products with higher returns;

•	The successful separation of divested businesses, including the performance of related transition services;

•
Our ability to retain and attract key employees and avoid business disruption and employee distraction as we execute our global compliance program, restructuring plans and divestitures of assets or businesses; and

•	Our ability to maintain management focus on core business activities while also concentrating on implementing strategic and restructuring initiatives.
Several important factors, in addition to the specific risk factors discussed in connection with forward-looking statements individually and the risk factors described in Item 1A under the heading “Risk Factors,” could affect our future results and growth rates and could cause those results and rates to differ materially from those expressed in the forward-looking statements and the risk factors contained in this report. These additional factors include, among other things, future economic, competitive, reimbursement and regulatory conditions; new product introductions; demographic trends; intellectual property, litigation and government investigations; financial market conditions; and future business decisions made by us and our competitors, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Therefore, we wish to caution each reader of this report to consider carefully these factors as well as the specific factors discussed with each forward-looking statement and risk factor in this report and as disclosed in our filings with the SEC. These factors, in some cases, have affected and in the future (together with other factors) could affect our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by the statements expressed in this Annual Report.
ITEM 1A. RISK FACTORS
In addition to the other information contained in this Annual Report and the exhibits hereto, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, cash flows or results of operations could be materially adversely affected by any of these risks. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements set forth at the end of Item 1 of this Annual Report. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition, cash flows or results of operations.
We face various risks and uncertainties as a result of the ship hold and removal of field inventory of all implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) systems offered by our Cardiac Rhythm Management (CRM) business in the U.S., which we announced on March 15, 2010. Those risks and uncertainties include harm to our business, reputation, financial condition and results of operations.
On March 15, 2010, we announced the ship hold and removal of field inventory of all ICD systems and CRT-D systems offered by our CRM division in the U.S., after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the U.S. Food and Drug Administration (FDA). We have since submitted the required documentation and, on April 15, 2010, we resumed U.S. distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, and, on May 21, 2010, we resumed U.S. distribution of all of our remaining CRT-D and ICD devices, in each case following required FDA clearance. As a result of these actions, we have suffered and may continue to suffer loss of market share for these products in the U.S. While we continue to work on recapturing lost market share, our on-going net sales and results of operations will likely continue to be negatively impacted. We may be unable to minimize this impact, or to offset with the release of future products, and we may suffer on-going harm to our reputation, among other risks and uncertainties, each of which may have an adverse impact on our business, financial condition and results of operations.
Declines in average selling prices for our products, particularly our drug-eluting coronary stent systems, may materially adversely affect our results of operations.
We have experienced pricing pressures across many of our businesses due to competitive activity, increased market power of our customers as the healthcare industry consolidates, economic pressures experienced by our customers, and the impact of managed care organizations and other third-party payors. Competitive pricing pressures, including aggressive pricing offered by market entrants, have particularly affected our drug-eluting coronary stent system offerings. We estimate that the average selling price of our drug-eluting stent systems in the U.S. decreased nine percent in 2010 as compared to the prior year. Continued declines in average selling prices of our products due to pricing pressures may have an adverse impact on our results of operations.
We derive a significant portion of our net sales from the sale of drug-eluting coronary stent systems and CRM products. Declines in market size, average selling prices, procedural volumes, and our share of the markets in which we compete; increased competition; market perceptions of studies published by third parties; interruption in supply of everolimus-eluting stent systems in the U.S. and Japan; changes in our sales personnel; or product launch delays may materially adversely affect our results of operations and financial condition, including potential future write-offs of our goodwill and other intangible assets balances.
Net sales from drug-eluting coronary stent systems represented approximately 20 percent of our consolidated net sales during 2010. In 2010, lower average selling prices driven by competitive and other pricing pressures resulted in a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of the market. Recent competitive launches and clinical trial enrollment limiting our access to certain drug-eluting stent system customers negatively impacted our share of the worldwide drug-eluting stent market. There can be no assurance that these and other factors will not further impact our share of the U.S. or worldwide drug-eluting stent markets, that we will regain share of the U.S. or worldwide drug-eluting stent markets, or that the size of the U.S. drug-eluting stent market will reach previous levels or will not decline further, all of which could materially adversely affect our results of operations or financial condition. In addition, we expect to launch our internally-developed and manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ platinum chromium coronary stent system, in the U.S. and Japan in mid-2012, and we expect to launch our next-generation TAXUS® Element™ stent system in the U.S. in mid-2011 and Japan in late 2011 or early 2012. A delay in the timing of the launch of next-generation products may result in a further decline in our market share and have an adverse impact on our results of operations.

We share, with Abbott Laboratories, rights to everolimus-eluting stent technology, and are reliant on Abbott for our supply of PROMUS® everolimus-eluting stent systems in the U.S. and Japan. Any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact our ability to increase or decrease the level of supply to us in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand. Our supply agreement for the PROMUS® stent system from Abbott extends through the end of the second quarter of 2012 in the U.S. and Japan. Our inability to obtain regulatory approval and timely launch our PROMUS® Element stent system in these regions could result in an inability to meet customer demand for everolimus-eluting stent systems and may materially adversely affect our results of operations or financial condition.
Net sales from our CRM group represented approximately 28 percent of our consolidated net sales in 2010. Worldwide CRM market growth rates, including the U.S. ICD market, remain low. Further, physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and the U.S. Department of Justice investigation into ICD implants may have a negative impact on the size of the CRM market. Our U.S. ICD sales represented approximately 48 percent of our worldwide CRM net sales in 2010, and any changes in this market could have a material adverse effect on our financial condition or results of operations. We have suffered, and may continue to suffer, loss of net sales and market share in the U.S. due to the ship hold and removal of field inventory of all of our ICDs and CRT-Ds offered in the U.S., which we announced on March 15, 2010. There can be no assurance that the size of the CRM market will increase above existing levels or that we will be able to increase CRM market share or increase net sales in a timely manner, if at all. Decreases in market size or our share of the CRM market and decreases in net sales from our CRM products could have a significant impact on our financial condition or results of operations. In addition, our inability to increase our worldwide CRM net sales could result in future goodwill and other intangible asset impairment charges. We expect to launch our next-generation wireless pacemaker in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries during the second half of 2011, and in the U.S. in late 2011 or early 2012. Variability in the timing of the launch of next-generation products may result in excess or expired inventory positions and future inventory charges, which may result in a loss of market share and adversely impact our results of operations.
The profit margin of everolimus-eluting stent systems supplied to us by Abbott Laboratories, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® stent systems, TAXUS® Element™ stent systems and PROMUS® Element™ stent systems, and an increase in sales of everolimus-eluting stent systems supplied to us by Abbott relative to TAXUS® stent system, TAXUS® Element™ stent system and PROMUS® Element™ stent system net sales may continue to adversely impact our gross profit and operating profit margins. The price we pay Abbott for our supply of everolimus-eluting stent systems supplied to us by Abbott is further impacted by our arrangements with Abbott and is subject to retroactive adjustment, which may also negatively impact our profit margins.
As a result of the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, are significantly lower than that of our TAXUS® stent system, TAXUS® Element™ stent system and PROMUS® Element™ stent system. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott continue to increase in relation to our total drug-eluting stent system sales, our profit margins will continue to decrease. Further, the price we pay for our supply of everolimus-eluting stent systems supplied to us by Abbott is determined by our contracts with Abbott. Our cost is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on their actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. Pursuant to these adjustments, we may make a payment to Abbott based on the differences between their actual manufacturing costs and the contractually stipulated manufacturing costs and differences between our actual average selling price and third-party reports of our average selling price, in each case, with respect to our purchases of everolimus-eluting stent systems from Abbott. As a result, our profit margins in the years in which we record payments related to purchases of everolimus-eluting stent systems from Abbott may decrease.
Consolidation in the healthcare industry could lead to increased demands for price concessions or the exclusion of some suppliers from certain of our significant market segments, which could have an adverse effect on our business, financial condition or results of operations.
The cost of healthcare has risen significantly over the past decade and numerous initiatives and reforms by legislators, regulators and third-party payors to curb these costs have resulted in a consolidation trend in the healthcare industry, including hospitals. This consolidation has resulted in greater pricing pressures, decreased average selling prices, and the exclusion of certain suppliers from important market segments as group purchasing organizations, independent delivery networks and large single accounts continue to consolidate purchasing decisions for some of our hospital customers. While our strategic initiatives include measures to address these trends, there can be no assurance that these measures will succeed. We expect that market demand, government regulation, third-party reimbursement policies, government contracting requirements, and societal pressures will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and competitors, which may reduce competition and continue to exert further downward pressure on the prices of our products and adversely impact our business, financial condition or results of operations.
We face intense competition and may not be able to keep pace with the rapid technological changes in the medical devices industry, which could have an adverse effect on our business, financial condition or results of operations.
The medical device markets in which we primarily participate are highly competitive. We encounter significant competition across our product lines and in each market in which our products are sold from various medical device companies, some of which may have greater financial and marketing resources than we do. Our primary competitors include Johnson & Johnson (including its subsidiary, Cordis Corporation); Medtronic, Inc.; Abbott Laboratories; and St. Jude Medical, Inc.; as well as a wide range of companies that sell a single or a limited number of competitive products or which participate in only a specific market segment. We also face competition from non-medical device companies, including pharmaceutical companies, which may offer alternative therapies for disease states intended to be treated using our products.
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
Sales outside the U.S. accounted for approximately 44 percent of our net sales in 2010. Additionally, a significant percentage of our future growth is expected to come from international operations, including from investments in emerging markets such as Brazil, China and India. As a result, our sales growth and operating profits from our international operations may be limited by risks and uncertainties related to economic conditions in these regions, foreign currency fluctuations, interest rate fluctuations, regulatory and reimbursement approvals, competitive offerings, infrastructure development, rights to intellectual property and our ability to implement our overall business strategy. Further, international markets are also being affected by economic pressure to contain reimbursement levels and healthcare costs; and international markets may also be impacted by foreign government efforts to understand healthcare practices and pricing in other countries, which could result in increased pricing transparency across geographies and pressure to harmonize reimbursement and ultimately reduce the selling prices of our products. Certain foreign governments may allow favorable reimbursements for locally-manufactured products, which may put us at a competitive disadvantage and negatively affect our market share. The trend in countries around the world, including Japan, toward more stringent regulatory requirements for product clearance, changing reimbursement models and more rigorous inspection and enforcement activities has generally caused or may cause medical device manufacturers to experience more uncertainty, delay, risk and expense. In addition, most international jurisdictions have adopted regulatory approval and periodic renewal requirements for medical devices, and we must comply with these requirements in order to market our products in these jurisdictions. Any significant changes in the competitive, political, legal, regulatory, reimbursement or economic environment where we conduct international operations may have a material impact on our business, financial condition or results of operations. We have recently realigned our international structure and are devoting resources to focus on increasing net sales in emerging markets. Sales practices in certain international markets may be inconsistent with our desired business practices and U.S. legal requirements, which may impact our ability to expand as planned.
We incurred substantial indebtedness in connection with our acquisition of Guidant and if we are unable to manage our debt levels, it could have an adverse effect on our financial condition or results of operations.
We had total debt of $5.438 billion as of December 31, 2010, attributable in large part to our 2006 acquisition of Guidant Corporation. During 2010, we completed the refinancing of the majority of our 2011 debt maturities, establishing a $1.0 billion term loan and syndicating a new $2.0 billion revolving credit facility, and prepaid in full our $900 million loan from Abbott Laboratories and all $600 million of our senior notes due in June 2011. Additionally, in January 2011, we prepaid $250 million of our senior notes due in January 2011 and borrowed $250 million under our credit and security facility secured by our U.S. trade receivables, using the proceeds to pre-pay all $100 million of our 2011 term loan maturities and $150 million of our 2012 term loan maturities. As part of our strategy to increase operational leverage and continue to strengthen our financial flexibility, we are continuing to assess opportunities for improved operational effectiveness and efficiency, closed the sale of our Neurovascular business and implemented other strategic initiatives to generate proceeds that would be available for debt repayment. There can be no assurance that we will be able to repay our indebtedness. Further, certain of our current credit ratings are below investment grade and our inability to regain investment grade credit ratings could increase our cost of borrowing funds in the future. Any disruption in our cash flow or our ability to effectively manage our debt levels could have an adverse effect on our financial condition or results of operations. In addition, our term loan and revolving credit facility agreement contains financial covenants that require us to maintain specified financial ratios. If we are unable to satisfy these covenants, we may be required to obtain waivers from our lenders and no assurance can be made that our lenders would grant such waivers on favorable terms or at all, and we could be required to repay any borrowings under this facility on demand.
We may record future goodwill impairment charges related to one or more of our business units, which could materially adversely impact our results of operations.
We test our April 1 goodwill balances for impairment during the second quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. In 2010, we recorded a goodwill impairment charge of $1.817 billion associated with our U.S. CRM reporting unit. In addition, as a result of signing of a definitive agreement to sell our Neurovascular business, we performed an interim impairment test on our international reporting units, excluding the assets of that business, and determined that the remaining goodwill balances were not impaired. However, we have identified four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM unit, our U.S. Cardiovascular unit, our U.S. Neuromodulation unit, and our EMEA region, which together hold approximately $9 billion of allocated goodwill. Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result future goodwill impairment charges, which could materially adversely impact our results of operations.
Failure to integrate acquired businesses into our operations successfully could adversely affect our business.
As part of our strategy to realign our business portfolio, we have recently completed or announced several acquisitions and may pursue additional acquisitions in the future. Our integration of the operations of acquired businesses requires significant efforts, including the coordination of information technologies, research and development, sales and marketing, operations, manufacturing and finance. These efforts result in additional expenses and involve significant amounts of management’s time. Factors that will affect the success of our acquisitions include the strength of the acquired companies’ underlying technology and ability to execute, results of clinical trials, regulatory approvals and reimbursement levels of the acquired products and related procedures, our ability to adequately fund acquired in-process research and development projects and retain key employees, and our ability to achieve synergies with our acquired companies, such as increasing sales of our products, achieving cost savings and effectively combining technologies to develop new products. Our failure to manage successfully and coordinate the growth of the combined acquired companies could have an adverse impact on our business. In addition, we cannot be certain that the businesses we acquire will become profitable or remain so and if our acquisitions are not successful, we may record related asset impairment charges in the future.
We may not be successful in our strategy relating to future strategic acquisitions of, investments in, or alliances with, other companies and businesses, which have been a significant source of historical growth for us, and will be key to our diversification into new markets and technologies.
Our strategic acquisitions, investments and alliances are intended to further expand our ability to offer customers effective, high quality medical devices that satisfy their interventional needs. If we are unsuccessful in our acquisitions, investments and alliances, we may be unable to grow our business. These acquisitions, investments and alliances have been a significant source of our growth. The success of our strategy relating to future acquisitions, investments or alliances will depend on a number of factors, including:
•	our ability to identify suitable opportunities for acquisition, investment or alliance, if at all;

•	our ability to finance any future acquisition, investment or alliance on terms acceptable to us, if at all;

•	whether we are able to establish an acquisition, investment or alliance on terms that are satisfactory to us, if at all; and

•	intellectual property and litigation related to these technologies.
Any potential future acquisitions we consummate may be dilutive to our earnings and may require additional debt or equity financing, depending on size or nature.
We may not realize the expected benefits from our restructuring and Plant Network Optimization initiatives; our long-term expense reduction programs may result in an increase in short-term expense; and our efforts may lead to additional unintended consequences.
In February 2010, we announced our 2010 Restructuring plan designed to strengthen and position us for long-term success. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the realignment of our international structure; and the reprioritization and diversification of our product portfolio. In connection with this plan and our strategy to reduce risk, increase operational leverage, realign our business portfolio and accelerate profitable revenue growth, we recently closed the sale of our Neurovascular business and may explore opportunities to divest additional select businesses or assets in the future. However, our ability to complete further divestitures may be limited by the inability to locate a buyer or to agree to terms that are favorable to us. Additionally, in January 2009, we announced our Plant Network

Optimization program, aimed at simplifying our plant network, reducing our manufacturing costs and improving gross margins. Cost reduction initiatives under both plans include cost improvement measures, including resource reallocations, head count reductions, the sale of certain non-strategic assets and efforts to streamline our business, among other actions. These measures could yield unintended consequences, such as distraction of our management and employees, business disruption, attrition beyond our planned reduction in workforce and reduced employee productivity. We may be unable to attract or retain key personnel. Attrition beyond our planned reduction in workforce or a material decrease in employee morale or productivity could negatively affect our business, sales, financial condition and results of operations. In addition, head count reductions may subject us to the risk of litigation, which could result in substantial cost. Moreover, our expense reduction programs result in charges and expenses that impact our operating results. We cannot guarantee that these measures, or other expense reduction measures we take in the future, will result in the expected cost savings.
The divestiture of our Neurovascular business could pose significant risks and may materially adversely affect our business, financial condition and operating results.
As part of our strategy to realign our business portfolio, in January 2011, we closed the sale of our Neurovascular business to Stryker Corporation. The divestiture of this business may involve a number of risks, including the diversion of management and employee attention and significant costs and expenses, particularly unexpected costs and delays occurring during the period of separation. In addition, we will provide post-closing services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of approximately 24 months following the closing of the transaction, subject to extension, and could involve the expenditure of significant employee resources, among other resources, and under which we will be reliant on third parties for the provision of services. Our inability to effectively manage the post-separation activities and events could adversely affect our business, financial condition and results of operations.
Current economic conditions could adversely affect our results of operations.
The recent global financial crisis caused extreme disruption in the financial markets, including severely diminished liquidity and credit availability. There can be no assurance that there will not be further deterioration in the global economy. Our customers may experience financial difficulties or be unable to borrow money to fund their operations which may adversely impact their ability or decision to purchase our products, particularly capital equipment, or to pay for our products they do purchase on a timely basis, if at all. For example, our net sales have been adversely impacted by reductions in procedural volumes due to unemployment levels and other economic factors, and these reductions may continue. Further, we have experienced significant delays in the collectability of receivables in certain international countries and there can be no assurance that these payments will ultimately be collected. Conditions in the financial markets and other factors beyond our control may also adversely affect our ability to borrow money in the credit markets and to obtain financing for acquisitions or other general corporate and commercial purposes. The strength and timing of any economic recovery remains uncertain, and we cannot predict to what extent the global economic slowdown may negatively impact our average selling prices, our net sales and profit margins, procedural volumes and reimbursement rates from third party payors. In addition, current economic conditions may adversely affect our suppliers, leading them to experience financial difficulties or to be unable to borrow money to fund their operations, which could cause disruptions in our ability to produce our products.
Healthcare policy changes, including recently passed healthcare reform legislation, may have a material adverse effect on our business, financial condition, results of operations and cash flows.
Political, economic and regulatory influences are subjecting the healthcare industry to potential fundamental changes that could substantially affect our results of operations. Government and private sector initiatives to limit the growth of healthcare costs, including price regulation, competitive pricing, coverage and payment policies, comparative effectiveness of therapies, technology assessments and managed-care arrangements, are continuing in many countries where we do business, including the U.S. These changes are causing the marketplace to put increased emphasis on the delivery of more cost-effective treatments. Our strategic initiatives include measures to address this trend; however, there can be no assurance that any of our strategic measures will successfully address this trend.

The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act of 2010 were enacted into law in the U.S. in March 2010. As a U.S. headquartered company with significant sales in the U.S., this healthcare reform legislation will materially impact us. Certain provisions of the legislation will not be effective for a number of years, there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact of the legislation will be. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented 56 percent of our worldwide net sales in 2010 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
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
Major third-party payors for hospital services in the U.S. and abroad continue to work to contain healthcare costs. The introduction of cost containment incentives, combined with closer scrutiny of healthcare expenditures by both private health insurers and employers, has resulted in increased discounts and contractual adjustments to hospital charges for services performed, has lead to increased physician employment by hospitals in the U.S., and has shifted services between inpatient and outpatient settings. Initiatives to limit the increase of healthcare costs, including price regulation, are also underway in several countries in which we do business. Hospitals or physicians may respond to these cost-containment pressures by substituting lower cost products or other therapies for our products. In connection with Guidant’s product recalls, certain third-party payors have sought, and others may seek, recourse against us for amounts previously reimbursed.
We are subject to extensive and dynamic medical device regulation, which may impede or hinder the approval or sale of our products and, in some cases, may ultimately result in an inability to obtain approval of certain products or may result in the recall or seizure of previously approved products.

Our products, marketing, sales and development activities and manufacturing processes are subject to extensive and rigorous regulation by the FDA pursuant to the Federal Food, Drug, and Cosmetic Act (FDC Act), by comparable agencies in foreign countries, and by other regulatory agencies and governing bodies. Under the FDC Act, medical devices must receive FDA clearance or approval before they can be commercially marketed in the U.S. The FDA has recently been reviewing its clearance process in an effort to make it more rigorous, and there have been a number of recommendations made by various task forces and working groups to change the 510(k) Submission program. Some of these proposals, if enacted, could increase the level and complexity of premarket data requirements for certain higher-risk Class II products. Others could increase the cost of maintaining the legal status of Class II devices entered into the market via 510(k) Submissions. We have a portfolio of products that includes numerous Class II medical devices. If implemented as currently proposed, the changes to the 510(k) Submission program could substantially increase the cost, complexity and time to market for certain higher-risk Class II medical devices. In addition, most major markets for medical devices outside the U.S. require clearance, approval or compliance with certain standards before a product can be commercially marketed. The process of obtaining marketing approval or clearance from the FDA for new products, or with respect to enhancements or modifications to existing products, could:
•	take a significant period of time;

•	require the expenditure of substantial resources;

•	involve rigorous pre-clinical and clinical testing, as well as increased post-market surveillance;

•	require changes to products; and

•	result in limitations on the indicated uses of products.
Countries around the world have adopted more stringent regulatory requirements than in the past and that have added or are expected to add to the delays and uncertainties associated with new product releases, as well as the clinical and regulatory costs of supporting those releases. Even after products have received marketing approval or clearance, product approvals and clearances by the FDA can be withdrawn due to failure to comply with regulatory standards or the occurrence of unforeseen problems following initial approval. There can be no assurance that we will receive the required clearances for new products or modifications to existing products on a timely basis or that any approval will not be subsequently withdrawn or conditioned upon extensive post-market study requirements.
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
Our future growth is dependent upon the development of new products, which requires significant research and development, clinical trials and regulatory approvals, all of which are very expensive and time-consuming and may not result in commercially viable products.
In order to develop new products and improve current product offerings, we focus our research and development programs largely on the development of next-generation and novel technology offerings across multiple programs and businesses. We expect to launch our internally-manufactured next-generation everolimus-eluting stent system, the PROMUS® Element™ platinum chromium coronary stent, in the U.S. and Japan in mid-2012, subject to regulatory approval. In addition, we expect to continue to invest in our CRM technologies, including our LATITUDE® Patient Management System and our next-generation products and technologies. If we are unable to develop and launch these and other products as anticipated, our ability to maintain or expand our market position in the drug-eluting stent and CRM markets may be materially adversely impacted. Further, we are continuing to investigate, and have completed several acquisitions involving, opportunities to further expand our presence in, and diversify into, areas including, but not limited to, atrial fibrillation, underserved defibrillator populations, coronary artery disease, peripheral vascular disease, structural heart disease, hypertension, women’s health, endoluminal surgery, diabetes/obesity, endoscopic pulmonary intervention and deep-brain stimulation. Expanding our focus beyond our current businesses is expensive and time-consuming. Further, there can be no assurance that we will be able to access these technologies on terms favorable to us, or that these technologies will achieve commercial feasibility, obtain regulatory approval or gain market acceptance. A delay in the development or approval of these technologies or our decision to reduce our investments may adversely impact the contribution of these technologies to our future growth.
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
The medical devices we design, develop, manufacture and market are subject to rigorous regulation by the FDA and numerous other federal, state and foreign governmental authorities. These authorities have been increasing their scrutiny of our industry. We have received subpoenas and other requests for information from Congress and other state and federal governmental agencies, including, among others, the U.S. Department of Justice (DOJ), the Office of Inspector General of the Department of Health and Human Services (HHS), and the Department of Defense. These investigations relate primarily to financial arrangements with healthcare providers, regulatory compliance and product promotional practices. We are cooperating with these investigations and are responding to these requests. We cannot predict when the investigations will be resolved, the outcome of these investigations or their impact on us. An adverse outcome in one or more of these investigations could include the commencement of civil and criminal proceedings; substantial fines, penalties and administrative remedies, including exclusion from government reimbursement programs, entry into Corporate Integrity Agreements (CIAs) with governmental agencies and amendments to existing CIAs. In addition, resolution of any of these matters could involve the imposition of additional and costly compliance obligations. For example, in 2009, we entered into a civil settlement with the DOJ regarding the DOJ’s investigation relating to certain post-market surveys conducted by Guidant Corporation before we acquired Guidant in 2006. As part of the settlement, we entered into a CIA with the Office of Inspector General for HHS. The CIA requires enhancements to certain compliance procedures related to financial arrangements with healthcare providers. The obligations imposed upon us by the CIA and cooperation with ongoing investigations will involve employee resources costs and diversion of employee focus. Cooperation typically also involves document production costs. We may incur greater future costs to fulfill the obligations imposed upon us by the CIA. Further, the CIA, and if any of the ongoing investigations continue over a long period of time, could further divert the attention of management from the day-to-day operations of our business and impose significant additional administrative burdens on us. These potential consequences, as well as any adverse outcome from these investigations, could have a material adverse effect on our financial condition, results of operations and liquidity.

In addition, certain state governments (including that of Massachusetts, where we are headquartered) have enacted, and the federal government has proposed, legislation aimed at increasing transparency of our interactions with healthcare professionals (HCPs). As a result, we are required by law to disclose payments and other transfers for value to HCPs licensed by certain states and expect similar requirements at the federal level in the future. Any failure to comply with the enhanced legal and regulatory requirements could impact our business. In addition, we devoted substantial additional time and financial resources to further develop and implement enhanced structure, policies, systems and processes to comply with enhanced legal and regulatory requirements, which may also impact our business.
Further, recent Supreme Court case law has clarified that the FDA’s authority over medical devices preempts state tort laws, but legislation has been introduced at the Federal level to allow state intervention, which could lead to increased and inconsistent regulation at the state level. We anticipate that the government will continue to scrutinize our industry closely and that we will be subject to more rigorous regulation by governmental authorities in the future.
Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and liquidity.
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. We are subject to ongoing tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures, including potential tax audit adjustments related to transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant Corporation, in relation to which we recently received Notices of Deficiency from the Internal Revenue Service for the 2001-2003 tax years. However, there can be no assurance that we will accurately predict the outcomes of these audits or issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations. In addition, the recently enacted Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010 impose on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented 56 percent of our worldwide net sales in 2010 and, therefore, this tax burden may have a material, negative impact on our results of operations and our cash flows.
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

Several third parties have asserted that our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial condition, results of operations or liquidity.
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
The invalidation of key patents or proprietary rights that we own, or an unsuccessful outcome in lawsuits to protect our intellectual property, could have a material adverse effect on our business, financial condition or results of operations.
Pending and future intellectual property litigation could be costly and disruptive to us.
We operate in an industry that is susceptible to significant intellectual property litigation and, in recent years, it has been common for companies in the medical device field to aggressively challenge the patent rights of other companies in order to prevent the marketing of new devices. We are currently the subject of various patent litigation proceedings and other proceedings described in more detail under Item 3. Legal Proceedings and Note L- Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report. Intellectual property litigation is expensive, complex and lengthy and its outcome is difficult to predict. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial condition, results of operation or liquidity. Pending or future patent litigation may result in significant royalty or other payments or injunctions that can prevent the sale of products and may significantly divert the attention of our technical and management personnel. In the event that our right to market any of our products is successfully challenged, we may be required to obtain a license on terms which may not be favorable to us, if at all. If we fail to obtain a required license or are unable to design around a patent, our business, financial condition or results of operations could be materially adversely affected.
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
The outcome of litigation, particularly class action lawsuits, is difficult to assess or quantify. Plaintiffs in these types of lawsuits often seek recovery of very large or indeterminate amounts, including not only actual damages, but also punitive damages. The magnitude of the potential losses relating to these lawsuits may remain unknown for substantial periods of time. In addition, the cost to defend against any future litigation may be significant. Further, we are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims and adverse decisions. Product liability claims, securities and commercial litigation and other litigation in the future, regardless of the outcome, could have a material adverse effect on our financial condition, results of operations or liquidity.
Any failure to meet regulatory quality standards applicable to our manufacturing and quality processes could have an adverse effect on our business, financial condition and results of operations.
As a medical device manufacturer, we are required to register with the FDA and are subject to periodic inspection by the FDA for compliance with its Quality System Regulation requirements, which require manufacturers of medical devices to adhere to certain regulations, including testing, quality control and documentation procedures. In addition, the Federal Medical Device Reporting regulations require us to provide information to the FDA whenever there is evidence that reasonably suggests that a device may have caused or contributed to a death or serious injury or, if a malfunction were to occur, could cause or contribute to a death or serious injury. Compliance with applicable regulatory requirements is subject to continual review and is monitored rigorously through periodic inspections by the FDA which may result in observations on Form 483, and in some cases warning letters, that require corrective action. In the European Community, we are required to maintain certain International Standards Organization (ISO) certifications in order to sell our products and must undergo periodic inspections by notified bodies to obtain and maintain these certifications. If we, or our manufacturers, fail to adhere to quality system regulations or ISO requirements, this could delay production of our products and lead to fines, difficulties in obtaining regulatory clearances, recalls, enforcement actions, including injunctive relief or consent decrees, or other consequences, which could, in turn, have a material adverse effect on our financial condition or results of operations.
Interruption of our manufacturing operations could adversely affect our results of operations and financial condition.
Our products are designed and manufactured in technology centers around the world, either by us or third parties. In most cases, the manufacturing of our products is concentrated in one or a few locations. Factors such as a failure to follow specific internal protocols and procedures, equipment malfunction, environmental factors or damage to one or more of our facilities could adversely affect our ability to manufacture our products. In the event of an interruption in manufacturing, we may be unable to quickly move to alternate means of producing affected products or to meet customer demand. In some instances, for example, if the interruption is a result of a failure to follow regulatory protocols and procedures, we may experience delays in resuming production of affected products due primarily to needs for regulatory approvals. As a result, we may suffer loss of market share, which we may be unable to recapture, and harm to our reputation, which could adversely affect our results of operations and financial condition.
We rely on external manufacturers to supply us with certain materials, components and products. Any disruption in our sources of supply or the price of inventory supplied to us could adversely impact our production efforts and could materially adversely affect our business, financial condition or results of operations.
We purchase many of the materials and components used in manufacturing our products, some of which are custom made from third-party vendors. Certain supplies are purchased from single-sources due to quality considerations, expertise, costs or constraints resulting from regulatory requirements. In the event of a disruption in supply, we may not be able to establish additional or replacement suppliers for certain components, materials or products in a timely manner largely due to the complex nature of our and many of our suppliers’ manufacturing processes. In addition, our products require sterilization prior to sale and we rely on a mix of internal resources and third-party vendors to perform this service. Production issues, including capacity constraint; the inability to sterilize our products; quality issues affecting us or our suppliers; an inability to develop and validate alternative sources if required; or a significant increase in the price of materials or components could adversely affect our results of operations and financial condition.
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
ITEM 1B.     UNRESOLVED STAFF COMMENTS
None.
ITEM 2.     PROPERTIES
Our world headquarters are located in Natick, Massachusetts, with additional support provided from regional headquarters located in Tokyo, Japan and Paris, France. As of December 31, 2010, our principal manufacturing and technology centers were located in Minnesota, California, Florida, Indiana, and Utah within the U.S; as well as internationally in Ireland, Costa Rica and Puerto Rico. Our products are distributed worldwide from customer fulfillment centers in Massachusetts, The Netherlands and Japan. As of December 31, 2010, we maintained 14 manufacturing facilities, including eight in the U.S., three in Ireland, two in Costa Rica, and one in Puerto Rico, as well as various distribution and technology centers around the world. Many of these facilities produce and manufacture products for more than one of our divisions and include research facilities. The following is a summary of our facilities as of December 31, 2010 (in approximate square feet):

	Owned	Leased	Total

U.S.	5,386,000	1,141,000	6,527,000
International	1,513,000	960,000	2,473,000

	6,899,000	2,101,000	9,000,000

In connection with our Plant Network Optimization program, described in Items 1 and 8 of this Annual Report, we intend to close one of our manufacturing plants in the U.S. by the end of 2012, representing a total of approximately 350,000 owned square feet. In addition, as part of the January 2011 sale of our Neurovascular business to Stryker Corporation, we intend to transfer portions of certain owned and leased facilities to Stryker. We regularly evaluate the condition and capacity of our facilities to ensure they are suitable for the development, manufacturing, and marketing of our products, and provide adequate capacity for current and expected future needs.
ITEM 3.     LEGAL PROCEEDINGS
See Note L–Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report.
ITEM 4.     [REMOVED AND RESERVED]

PART II
ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “BSX.” The following table provides the market range for the closing price of our common stock for each of the last eight quarters based on reported sales prices on the NYSE.

	High	Low

2010

First Quarter	$9.62	$6.80
Second Quarter	7.35	5.44
Third Quarter	6.59	5.13
Fourth Quarter	7.85	5.97

2009

First Quarter	$9.41	$6.14
Second Quarter	10.42	8.05
Third Quarter	11.75	9.63
Fourth Quarter	10.29	7.99
The closing price of our common stock on February 10, 2011 was $6.91.
We did not pay a cash dividend in 2010 or 2009. We currently do not intend to pay dividends, and intend to retain all of our earnings to repay indebtedness and invest in the continued growth of our business. We may consider declaring and paying a dividend in the future; however, there can be no assurance that we will do so.
We did not repurchase any of our common stock in 2010 or 2009. There are approximately 37 million remaining under previous share repurchase authorizations, which do not expire.
As of February 10, 2011, there were 17,524 holders of record of our common stock.

Stock Performance Graph
The graph below compares the five-year total return to stockholders on our common stock with the return of the Standard & Poor’s (S&P) 500 Stock Index and the S&P Health Care Equipment Index. The graph assumes $100 was invested in our common stock in each of the named indices on December 31, 2005, and that all dividends were reinvested.

ITEM 6.     SELECTED FINANCIAL DATA
FIVE-YEAR SELECTED FINANCIAL DATA
(in millions, except per share data)
Operating Data

Year Ended December 31,	2010	2009	2008	2007	2006

Net sales	$7,806	$8,188	$8,050	$8,357	$7,821
Gross profit	5,207	5,612	5,581	6,015	5,614
Total operating expenses	5,863	6,506	7,086	6,029	8,563
Operating loss	(656)	(894)	(1,505)	(14)	(2,949)
Loss before income taxes	(1,063)	(1,308)	(2,031)	(569)	(3,535)
Net loss	(1,065)	(1,025)	(2,036)	(495)	(3,577)

Net loss per common share:
Basic	$(0.70)	$(0.68)	$(1.36)	$(0.33)	$(2.81)
Assuming dilution	$(0.70)	$(0.68)	$(1.36)	$(0.33)	$(2.81)
Balance Sheet Data

As of December 31,	2010	2009	2008	2007	2006

Cash, cash equivalents and marketable securities	$213	$864	$1,641	$1,452	$1,668
Working capital*	1,006	1,577	2,219	2,691	3,399
Total assets	22,128	25,177	27,139	31,197	30,882
Borrowings (long-term and short-term)	5,438	5,918	6,745	8,189	8,902
Stockholders’ equity	11,296	12,301	13,174	15,097	15,298
Book value per common share	$7.43	$8.14	$8.77	$10.12	$10.37

*
In 2010, we reclassified certain assets to the ‘assets held for sale’ caption in our consolidated balance sheets. These assets are labeled as ‘current’ to give effect to the short term nature of those assets that were divested in the first quarter of 2011 in connection with the sale of our Neurovascular business, or assets that are expected to be sold in 2011. We have reclassified 2009 balances for comparative purposes on the face of the consolidated balance sheets, as well as in the working capital metric above. We have not restated working capital for these items in years prior to 2009 above.

See also the notes to our 2010 consolidated financial statements included in Item 8 of this Annual Report.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and accompanying notes included in Item 8 of this Annual Report.
Executive Summary
Financial Highlights and Trends
In 2010, we generated net sales of $7.806 billion, as compared to $8.188 billion in 2009, a decrease of $382 million, or five percent. Foreign currency fluctuations contributed $62 million to our net sales in 2010, as compared to 2009. Excluding the impact of foreign currency, our net sales decreased $444 million, or five percent, as compared to the prior year. This decrease was attributable in part to the ship hold and removal of field inventory of all implantable cardioverter defibrillator (ICD) systems and cardiac resynchronization therapy defibrillator (CRT-D) systems offered by our Cardiac Rhythm Management (CRM) division in the U.S., which we announced on March 15, 2010, after determining that certain instances of changes in the manufacturing process related to these products were not submitted for approval to the U.S. Food and Drug Administration (FDA). We have since submitted the required documentation and, on April 15, 2010, we received clearance from the FDA for certain of the manufacturing changes and immediately resumed distribution of our COGNIS® CRT-D systems and TELIGEN® ICD systems, which represent virtually all of our defibrillator implant volume in the U.S. We returned earlier generations of these products to the U.S. market on May 21, 2010, following required FDA clearance. We are working with our physician and patient customers to recapture market share lost as a result of the ship hold and have experienced better-than-expected recovery to date. However, our U.S. CRM net sales decreased $237 million in 2010, as compared to our market share exiting 2009, and we estimate that our U.S. defibrillator market share decreased approximately 300 basis points exiting 2010, as compared to the prior year, due primarily to these product actions.
In addition, throughout 2010 we continued to experience competitive and other pricing pressures across our businesses and, particularly, on our drug-eluting coronary stent system offerings. Net sales of our drug-eluting coronary stent systems decreased $171 million in 2010, as compared to 2009, and we estimate that the average selling price of our drug-eluting stent systems in the U.S. decreased nine percent in 2010, as compared to the prior year. Further, our net sales have been adversely impacted by reductions in procedural volumes, due to unemployment levels and other economic factors.
During 2010, net sales from our Endoscopy, Urology/Women’s Health, and Neuromodulation businesses increased $117 million, or eight percent, as compared to 2009, on the strength of new product introductions, increased sales investments and further expansion into international markets. Refer to the Business and Market Overview and Results of Operations sections for more discussion of our net sales by division and region.
Our reported net loss in 2010 was $1.065 billion, or $0.70 per share, and was driven primarily by a goodwill impairment charge related to our U.S. CRM reporting unit following the ship hold and product removal actions described above. Our reported results for 2010 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense (after-tax) of $2.116 billion, or $1.39 per share. Excluding these items, net income for 2010 was $1.051 billion, or $0.69 per share. Our reported net loss in 2009 was $1.025 billion, or $0.68 per share. Our reported results for 2009 included intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense of $2.207 billion (after-tax), or $1.46 per share. Excluding these items, net income for 2009 was $1.182 billion, or $0.78 per share.
Net income and net income per share that exclude certain items are not measures prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP). See Additional Information for an explanation of management’s use of these non-GAAP measures. The following is a reconciliation of our results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Results of Operations for a discussion of each reconciling item:

	Year Ended December 31, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share

GAAP results	$(1,063)	$(2)	$(1,065)	$(0.70)
Non-GAAP adjustments:
Goodwill impairment charge	1,817		1,817	1.20	*
Intangible asset impairment charges	65	(10)	55	0.03	*
Acquisition-related credits	(245)	34	(211)	(0.13)	*
Divestiture-related charges	2		2	0.00	*
Restructuring-related charges	169	(48)	121	0.08	*
Litigation-related net credits	(104)	27	(77)	(0.05)	*
Discrete tax items		(11)	(11)	(0.01)	*
Amortization expense	513	(93)	420	0.27	*

Adjusted results	$1,154	$(103)	$1,051	$0.69

*	Assumes dilution of 10.0 million shares for the year ended December 31, 2010 for all or a portion of these non-GAAP adjustments.

	Year Ended December 31, 2009
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share

GAAP results	$(1,308)	$283	$(1,025)	$(0.68)
Non-GAAP adjustments:
Intangible asset impairment charges	12	(2)	10	0.01
Acquisition-related charges	21	(1)	20	0.01
Divestiture-related credits	(8)	1	(7)	0.00
Restructuring-related charges	130	(33)	97	0.06
Litigation-related net charges	2,022	(251)	1,771	1.17	*
Discrete tax items		(106)	(106)	(0.07)	*
Amortization expense	511	(89)	422	0.28	*

Adjusted results	$1,380	$(198)	$1,182	$0.78

*	Assumes dilution of 8.0 million shares for the year ended December 31, 2009 for all or a portion of these non-GAAP adjustments.
Cash generated by operating activities was $325 million in 2010 and $835 million in 2009, and included approximately $1.6 billion of litigation-related net payments in 2010, as compared to approximately $800 million in 2009, as well as the receipt of an acquisition-related milestone payment of $250 million. Our cash generated by operations continues to be a significant source of funds for servicing our outstanding debt obligations and investing in our growth. As of December 31, 2010, we had total debt of $5.438 billion, cash and cash equivalents of $213 million and working capital of $1.006 billion. During 2010, we completed the refinancing of the majority of our 2011 debt maturities, establishing a $1.0 billion term loan and syndicating a new $2.0 billion revolving credit facility, and prepaid in full our $900 million loan from Abbott and all $600 million of our senior notes due in June 2011. Further, in January 2011, we paid at maturity $250 million of our senior notes. In 2009, Standard & Poor’s upgraded our credit rating to investment grade with a stable outlook. In 2010, Fitch Ratings upgraded our outlook to positive from stable, and Moody’s raised our liquidity rating to its highest level. We believe these rating improvements reflect the strength of our product portfolio, our commitment to debt reduction, our improving financial fundamentals, and the progress we are making towards driving profitable sales growth.
Recent Events
As part of our strategy, we are realigning our business portfolio through select divestitures and targeted acquisitions in order to reduce risk, optimize operational leverage and accelerate profitable, sustainable revenue growth, while preserving our ability to meet the needs of physicians and their patients. We have recently announced several acquisitions targeting many of our priority growth areas, and, in January 2011, closed the sale of our Neurovascular business to Stryker Corporation.

Acquisitions
We expect to continue to invest in our core franchises, and are also investigating opportunities to further expand our presence in, and diversify into, priority growth areas including atrial fibrillation, autonomic modulation therapy, coronary artery disease, deep-brain stimulation, diabetes/obesity, endoluminal surgery, endoscopic pulmonary intervention, hypertension, peripheral vascular disease, structural heart disease, sudden cardiac arrest, and women’s health. In late 2010 and early 2011, we announced the acquisitions of Asthmatx, Inc.; Sadra Medical, Inc.; Atritech, Inc.; and Intelect Medical, Inc., targeting many of the above conditions and disease states. Each of these acquisitions is discussed in the Business and Market Overview section below.
Business Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, and will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We will provide transitional services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of up to 24 months following the closing of the transaction, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. Refer to Note C – Divestitures and Assets Held for Sale to our 2010 consolidated financial statements included in Item 8 of this Annual Report for more information.
Business and Market Overview
Cardiac Rhythm Management (CRM)
Our CRM division develops, manufactures and markets a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Worldwide net sales of these products of $2.180 billion represented approximately 28 percent of our consolidated net sales in 2010. Our worldwide CRM net sales decreased $233 million, or ten percent, in 2010, as compared to 2009. Foreign currency fluctuations did not materially impact our CRM net sales in 2010, as compared to the prior year. This decrease was driven primarily by the negative impact of the ship hold and product removal actions associated with our ICD and CRT-D systems earlier in the year. We experienced market share loss in the U.S. as a result of these actions; however, we believe that our products, including our COGNIS® CRT-D and TELIGEN® ICD systems, among the world’s smallest and thinnest high-energy devices, will continue to be successful in the global market.
While we have recaptured a portion of our lost market share, the extent and timing of our recovery is difficult to predict. We estimate that our U.S. defibrillator market share exiting 2010 decreased approximately 300 basis points, as compared to our market share exiting 2009, due primarily to these product actions. Further, overall expectations of future CRM market growth have declined, driven primarily by competitive and other pricing pressures, as well as fewer launches of market-expanding technologies than previously anticipated. We estimate that the worldwide CRM market approximated $11.4 billion in 2010, representing a slight increase over the 2009 market size of $11.1 billion. In addition, physician reaction to study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and the U.S. Department of Justice investigation into ICD implants may have a negative impact on the CRM market. However, in September 2010, we received FDA approval for an exclusive expanded indication for use of our CRT-D systems with certain patients in earlier stages of heart failure. We believe this indication could potentially create an opportunity to expand the worldwide CRM market by approximately $250 million to $350 million over the next few years, and further enhance our position within that market.

The following are the components of our worldwide CRM net sales:

	Year Ended			Year Ended
(in millions)	December 31, 2010			December 31, 2009
	U.S.	International	Total	U.S.	International	Total

Defibrillator systems	$1,037	$562	$1,599	$1,248	$544	$1,792
Pacemaker systems	320	261	581	346	275	621

CRM products	$1,357	$823	$2,180	$1,594	$819	$2,413

Our U.S. CRM net sales decreased $237 million, or 15 percent, in 2010 as compared to 2009, driven primarily by the ship hold and product removal actions involving our ICD and CRT-D systems, discussed above. We are committed to advancing our technologies to strengthen our CRM business. In 2010, we continued to execute on our product pipeline and expect to launch our next-generation line of defibrillators in the U.S. in late 2011 or early 2012, which include new features designed to improve functionality, diagnostic capability and ease of use. Due in part to anticipated changes to current FDA regulatory requirements industry-wide, which would increase the number of patients and length of time needed for certain clinical studies, we now expect to launch our next-generation INGENIO™ pacemaker system, which leverages the strength of our high-voltage platform and will be compatible with our LATITUDE® Patient Management System, in the U.S. in late 2011 or early 2012, depending on final FDA requirements. Refer to Regulatory Environment included in Item 1 of this Annual Report for more information.
Our international CRM net sales increased $4 million, or less than one percent, in 2010, as compared to 2009. International net sales of our defibrillator systems increased $18 million, or three percent, in 2010, as compared to 2009, driven by strong market acceptance of our COGNIS® CRT-D and TELIGEN® ICD systems, and our recently-launched 4-SITE lead delivery system. In addition, in July 2009, we received CE Mark approval for our LATITUDE® Patient Management System and have since launched this technology in the majority of our European markets. The LATITUDE® technology, which is designed to enable physicians to monitor device performance remotely while patients are in their homes, is a key component of many of our CRM systems. In late 2010, we received CE Mark approval for our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, and plan to launch these products in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in the first half of 2011. These products provide physicians and their patients with more options to customize therapy and enhance our market advantage in size, shape and longevity. We also plan to launch our next-generation INGENIO™ pacemaker system in these regions in the second half of 2011 and believe that these launches position us well within the worldwide CRM market.
Net sales from our CRM products represent a significant source of our overall net sales. Therefore, increases or decreases in our CRM net sales could have a significant impact on our results of operations. The variables that may impact the size of the CRM market and/or our share of that market include, but are not limited to:
•	our ability to retain and attract key members of our CRM sales force and other key CRM personnel;

•	our ability to recapture lost market share following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•	the impact of market and economic conditions on average selling prices and the overall number of procedures performed;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories by us or our competitors;

•	our ability to successfully develop and launch next-generation products and technology;

•	clinical trials that may provide opportunities to expand indications for use, particularly in light of anticipated changes to current FDA regulatory requirements industry-wide;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new competitive launches.
Coronary Stent Systems
Our coronary stent system offerings include the VeriFLEX™ (Liberté®) bare-metal coronary stent system, designed to enhance deliverability and conformability, particularly in challenging lesions, as well as drug-eluting coronary stent systems. We are the only company in the industry to offer a two-drug platform strategy, which has enabled us to maintain our leadership position in the drug-eluting stent market. We currently market our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system, launched in our EMEA region and certain Inter-Continental countries during the second quarter of 2010. The CE Mark approval for our TAXUS® Element™ stent system includes a specific indication for treatment in diabetic patients. We also offer our everolimus-eluting stent line, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories, and our next-generation internally-developed and manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, which we launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009. In September 2010, we received CE Mark approval for expanded indications for the use of our PROMUS® Element™ stent system in diabetic and heart attack patients. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility than older alloys, enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. We expect to launch our TAXUS® Element™ stent system in the U.S. (to be commercialized as ION™) in mid-2011 and Japan in late 2011 or early 2012. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012.
Net sales of our coronary stent systems, including bare-metal stent systems, of $1.670 billion represented approximately 21 percent of our consolidated net sales in 2010. Worldwide sales of these products decreased $209 million, or 11 percent, in 2010, as compared to the prior year. Excluding the impact of foreign currency fluctuations, which contributed $26 million to our coronary stent system net sales in 2010, as compared to 2009, net sales of these products decreased 12 percent, as compared to the prior year. Despite continued competition and pricing pressures resulting in a decline in sales of these products, we maintained our leadership position in 2010 with an estimated 36 percent share of the worldwide drug-eluting stent market, as compared to 41 percent in 2009. We estimate that the worldwide coronary stent market approximated $5.0 billion in 2010, consistent with the 2009 market size. The size of the coronary stent market is driven primarily by the number of percutaneous coronary intervention (PCI) procedures performed, as well as the percentage of those in which stents are implanted; the number of devices used per procedure; average selling prices; and the drug-eluting stent penetration rate2.

[2] A measure of the mix between bare-metal and drug-eluting stents used across procedures.

The following are the components of our worldwide coronary stent system sales:

	Year Ended			Year Ended
(in millions)	December 31, 2010			December 31, 2009
	U.S.	International	Total	U.S.	International	Total

TAXUS®	$277	$223	$500	$431	$596	$1,027
PROMUS®	528	282	810	480	201	681
PROMUS® Element™		227	227

Drug-eluting stent systems	805	732	1,537	911	797	1,708
Bare-metal stent systems	44	89	133	57	114	171

	$849	$821	$1,670	$968	$911	$1,879

Our U.S. net sales of drug-eluting stent systems decreased $106 million, or 12 percent, in 2010, as compared to 2009. This decrease resulted primarily from a decline in our share of the U.S. drug-eluting stent market, as well as an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive and other pricing pressures. We estimate our share of the U.S. drug-eluting stent market approximated 46 percent for the last five quarters, as compared to an average of 49 percent during 2009, and estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately nine percent in 2010, as compared to 2009. This decline was due primarily to lower sales of our TAXUS® drug-eluting stent systems, which we believe was due to customer perceptions of data from a single-center, non-double-blinded, underpowered study sponsored by one of our competitors. We believe that average drug-eluting stent penetration rates in the U.S. were 77 percent in 2010, as compared to an average of 75 percent during 2009, which partially offset the impact of lower average selling prices on the size of the U.S. drug-eluting stent market. We believe we have maintained our leadership position in this market due to the success of our two-drug platform strategy and the breadth of our product offerings, including the industry’s widest range of coronary stent sizes.
Our international drug-eluting stent system net sales decreased $65 million, or eight percent, in 2010, as compared to 2009. Net sales of our drug-eluting stent systems in Japan decreased $49 million, or 19 percent, in 2010, as compared to the prior year and our estimated share of the drug-eluting stent market in Japan declined to an average of 39 percent in 2010 (exiting at 36 percent), as compared to an average of 49 percent in 2009 (exiting at 44 percent). We believe that aggressive pricing offered by market entrants and clinical trial enrollment limiting our access to certain customers contributed to the decline in our market share in Japan in 2010, as compared to the prior year. This decrease was partially offset by our first quarter 2010 launch of the PROMUS® stent system in Japan, enabling us to begin the execution of our two-drug platform strategy in this region. Our net sales of drug-eluting stent systems in our EMEA region decreased $26 million, or eight percent in 2010, as compared to 2009, due primarily to declines in average selling prices, partially offset by increased penetration rates. However, in the second quarter of 2010, we launched our third-generation TAXUS® Element™ stent system in our EMEA region and certain Inter-Continental countries. We believe that this launch, coupled with the November 2009 launch of our PROMUS® Element™ stent system, which has quickly gained market share, exiting 2010 with approximately one quarter share of the drug-eluting stent market in EMEA, position us well in this market going forward. Net sales of drug-eluting stent systems in our Inter-Continental region increased $10 million, or five percent, driven by an increase in penetration rates and procedural volume.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. We believe that being the only company to offer two distinct drug-eluting stent platforms provides us a considerable advantage in the drug-eluting stent market and has enabled us to sustain our worldwide leadership position. However, under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS® and PROMUS® Element™ stent systems. Specifically, the PROMUS® stent system has operating profit margins that approximate half of our TAXUS® stent system operating profit margin. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Our internally-developed and manufactured PROMUS® Element™ everolimus-eluting stent system, launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, generates gross profit margins more favorable than the PROMUS® stent system and we expect will positively affect our overall gross profit and operating profit margins in these regions as sales shift from PROMUS® to PROMUS® Element™.
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
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in the U.S. and Japan extends through the end of the second quarter of 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott, coupled with our current launch plans for our internally-developed and manufactured PROMUS® Element™ everolimus-eluting stent system, is sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. Further, a delay in the launch of our internally-developed and manufactured PROMUS® Element™ everolimus-eluting stent system in the U.S. and Japan, currently expected in mid-2012, could result in an inability to meet customer demand for everolimus-eluting stent systems.
Historically, the worldwide coronary stent market has been dynamic and highly competitive with significant market share volatility. In addition, in the ordinary course of our business, we conduct and participate in numerous clinical trials with a variety of study designs, patient populations and trial end points. Unfavorable or inconsistent clinical data from existing or future clinical trials conducted by us, our competitors or third parties, or the market’s perception of these clinical data, may adversely impact our position in, and share of, the drug-eluting stent market and may contribute to increased volatility in the market.
We believe that we can sustain our leadership position within the worldwide drug-eluting stent market in the foreseeable future for a variety of reasons, including:
•	our two-drug platform strategy, including specialty stent sizes;

•	the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V®/PROMUS® and PROMUS® Element™ stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ and TAXUS® Element™ stent systems, in additional geographies;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.

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
During 2009 and early 2010, we successfully negotiated closure of several long-standing legal matters, including multiple matters with Johnson & Johnson; all outstanding litigation between us and Medtronic, Inc. with respect to interventional cardiology and endovascular repair cases; and all outstanding litigation between us and Bruce Saffran, M.D., Ph.D. However, there continues to be significant intellectual property litigation particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations or liquidity.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as ultrasound imaging systems. Our worldwide net sales of these products decreased to $932 million in 2010, as compared to $980 million in 2009, a decrease of $48 million, or five percent. Excluding the impact of foreign currency fluctuations which contributed $12 million to our Interventional Cardiology (excluding coronary stent systems) net sales in 2010, as compared to the prior year, net sales of these products decreased $60 million, or six percent. Our U.S. net sales of these products were $394 million in 2010, as compared to $409 million in 2009. Our international net sales of these products were $538 million in 2010, as compared to $571 million for the prior year. This decrease was the result of a delay in new product introductions, pricing pressures and competitive product launches. We continue to hold a strong leadership position in the PTCA balloon catheter market, maintaining an estimated 56 percent average share of the U.S. market and 38 percent worldwide in 2010. We have executed and are planning a number of additional new product launches during 2011, including the full launch of our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity, launched in limited markets during the second quarter of 2010. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received positively in the market. In addition, we began a phased launch of our Kinetix™ family of guidewires in the U.S., our EMEA region and certain Inter-Continental countries in April 2010.

As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including structural heart. In January 2011, we completed the acquisition of Sadra Medical, Inc. Sadra is developing a repositionable and retrievable device for percutaneous aortic valve replacement (PAVR) to treat patients with severe aortic stenosis and recently completed a series of European feasibility studies for its Lotus™ Valve System, which consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. PAVR is one of the fastest growing medical device markets.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease, and we continue to hold the number one position in the worldwide Peripheral Interventions market. Our worldwide net sales of these products increased to $669 million in 2010, as compared to $661 million in 2009, an increase of $8 million, or one percent. Excluding the impact of foreign currency fluctuations, which contributed $6 million to our Peripheral Interventions net sales in 2010, as compared the prior year, net sales of these products increased $2 million, or less than one percent, as compared to 2009. Our U.S. net sales of these products were $310 million in 2010, as compared to $320 million for the prior year. Our international net sales were $359 million in 2010, as compared to $341 million in 2009, driven by several international product launches, including the second quarter 2010 launch in Japan of our Carotid WALLSTENT® Monorail® Endoprosthesis. We look forward to new product launches, including our next-generation percutaneous transluminal angioplasty balloon, expected in the second half of 2011 and believe that these launches, coupled with the strength of our Express® SD Renal Monorail® premounted stent system; our Express LD Stent System, which received FDA approval in the first quarter of 2010 for an iliac indication; our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter and our extensive line of Interventional Oncology product solutions, will continue to position us well in the growing Peripheral Interventions market.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability, which we launched in the U.S. in the fourth quarter of 2009. Worldwide net sales of our Electrophysiology products decreased to $147 million in 2010, as compared to $149 million in 2009, a decrease of $2 million, or two percent, due principally to product availability constraints with our Chilli II™ catheter line. Foreign currency fluctuations did not materially impact our Electrophysiology net sales in 2010, as compared to the prior year. Our U.S. net sales of these products were $112 million, as compared to $116 million for the prior year, and our international net sales were $35 million in 2010, as compared to $33 million in 2009. We have begun a limited launch of our Blazer™ Prime ablation catheter in the U.S., our EMEA region and certain Inter-Continental countries, and believe that with the increasing adoption of this technology and other upcoming product launches, we are well-positioned within the Electrophysiology market. As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including atrial fibrillation. In January 2011, we announced the signing of a definitive merger agreement under which we will acquire Atritech, Inc., subject to customary closing conditions. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products increased to $1.079 billion in 2010, as compared to $1.006 billion in 2009, an increase of $73 million, or seven percent.

Excluding the impact of foreign currency fluctuations, which contributed $9 million to our Endoscopy net sales in 2010, as compared to the prior year, net sales of these products increased $64 million, or six percent, as compared to 2009. Our U.S. net sales of these products were $541 million in 2010, as compared to $517 million for the prior year, and our international net sales were $538 million in 2010, as compared to $489 million in 2009. These increases were due primarily to higher net sales within our stent franchise, driven by the continued commercialization and adoption of our WallFlex® family of stents, in particular, the WallFlex Biliary line and WallFlex Esophageal line. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we introduced expanded sizes of our Radial® Jaw 4 biopsy forceps, and have launched a number of new products targeting the biliary interventional market. As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including endoscopic pulmonary intervention. On October 26, 2010, we completed our acquisition of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The Alair® Bronchial Thermoplasty System, developed by Asthmatx, has both CE Mark and FDA approval and is the first device-based asthma treatment approved by the FDA. We expect this technology to strengthen our existing offering of pulmonary devices and contribute to the mid- to long-term growth and diversification of the Endoscopy business.
Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products increased to $481 million in 2010 from $456 million in 2009, an increase of $25 million, or five percent. Foreign currency fluctuations did not materially impact our Urology/Women’s Health net sales in 2010, as compared to the prior year. Our U.S. net sales of these products were $365 million in 2010, as compared to $353 million in 2009, and our international net sales were $116 million in 2010, as compared to $103 million for the prior year. These increases were driven by new product introductions and increased sales investments. In 2011, we plan to expand the launch of our recently-approved Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance. We believe this new product offering will enable us to increase our share of this market.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $304 million in 2010, as compared to $285 million in 2009, an increase of $19 million, or seven percent. Foreign currency fluctuations did not materially impact our Neuromodulation net sales in 2010, as compared to the prior year. Our U.S. net sales of these products were $288 million in 2010 as compared to $271 million for the prior year, and our international net sales of these products were $16 million in 2010, as compared to $14 million in 2009, driven by an increase in procedural volume and new product launches. In 2010, we received FDA approval and launched two lead splitters, as well as the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. These represent the broadest range of percutaneous lead configurations in the industry. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and are involved in various studies designed to evaluate the use of spinal cord stimulation in the treatment of additional sources of pain. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we have initiated a trial to assess the therapeutic effectiveness and cost-effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. In addition, in late 2010 we initiated a European clinical trial for the treatment of Parkinson’s disease using our Vercise™ deep-brain stimulation system, and, in January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming for the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and advances the field of deep-brain stimulation.
Neurovascular
In January 2011, we closed the sale our Neurovascular business to Stryker Corporation. We will provide transitional services through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of up to 24 months following the closing of the transaction, subject to extension, and we will recognize net sales on the sale of Neurovascular products in certain countries during this period. Our future sales of Neurovascular products to Stryker will be significantly lower than our 2010 Neurovascular net sales and will be at significantly reduced gross margins. The Neurovascular business markets a broad line of coated and uncoated detachable coils, micro-delivery stents, micro-guidewires, micro-catheters, guiding catheters and embolics to neuro-interventional radiologists and neurosurgeons to treat diseases of the neurovascular system. Our worldwide net sales of Neurovascular products decreased to $340 million in 2010, as compared to $348 million in 2009, a decrease of $8 million, or two percent. Excluding the impact of foreign currency fluctuations, which contributed $7 million to Neurovascular net sales in 2010, as compared to the prior year, net sales of these products decreased $15 million, or four percent, in 2010, as compared to 2009. Our U.S. net sales of these products were $120 million, as compared to $125 million for the prior year, and our international net sales were $220 million in 2010, as compared to $223 million in 2009. These decreases resulted primarily from new competitive launches and a delay in the launch of the next-generation family of detachable coils, as well the impact of a field action initiated during the third quarter with respect to selective lots of the Matrix® Detachable Coil. However, in October 2010, we received FDA approval for the next-generation family of detachable coils, which includes an enhanced delivery system designed to reduce coil detachment times and began a phased launch of the product in 2010. In 2010, we also launched the Neuroform EZ™ stent system, the fourth-generation intracranial aneurysm stent system designed for use in conjunction with endovascular coiling to treat wide-necked aneurysms, in the U.S. and our EMEA region.
FDA Matters
In January 2006, we received a corporate warning letter from the FDA notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We identified solutions to the quality system issues cited by the FDA and implemented those solutions throughout our organization. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system was in substantial compliance with its Quality System Regulations. In November 2009 and January 2010, the FDA reinspected two of our sites to follow-up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter were removed. On August 11, 2010, we were notified by the FDA that the corporate warning letter had been lifted.
In August 2010, the FDA released numerous draft proposals on the 510(k) process aimed at increasing transparency and streamlining the process, while adding more scientific rigor to the review process. In January 2011, the FDA released the implementation plan for changes to the 510(k) Submission program, which includes additional training of FDA staff, the creation of various guidance documents intended to provide greater clarity to certain processes, as well as various internal changes to the FDA’s procedures. We have a portfolio of products that includes numerous Class II medical devices. Several of the FDA’s proposals could increase the regulatory burden on our industry, including those that could increase the cost, complexity and time to market for certain high-risk Class II medical devices.
Restructuring Initiatives
We are a diversified worldwide medical device leader and hold number one or two positions in the majority of the markets in which we compete. Since our inception, we have generated significant revenue growth driven by product innovation, strategic acquisitions and robust investments in research and development. We generate strong cash flow, which has enabled us to reduce our debt obligations and further invest in our growth. On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below, and additional information can be found in Results of Operations and Note I – Restructuring-related Activities to our 2010 consolidated financial statements included in Item 8 of this Annual Report.
2010 Restructuring plan
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed in 2012. We expect to reinvest a portion of the savings into customer-facing and other activities to help drive future sales growth and support the business. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide.
Plant Network Optimization
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, discussed below, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the estimated $35 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan, discussed below. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
2007 Restructuring plan
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. The execution of this plan enabled us to reduce research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, we expect reductions of annualized run-rate manufacturing costs of approximately $35 million exiting 2010 as a result of transfers of certain production lines. Due to the longer term nature of these initiatives, we do not expect to achieve the full benefit of these reductions in manufacturing costs until 2012. We initiated activities under the plan in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan, with the exception of final production line transfers, were completed as of December 31, 2009.
Healthcare Reform
The Patient Protection and Affordable Care Act and Health Care and Education Affordability Reconciliation Act were enacted into law in the U.S. in 2010. Certain provisions of the legislation will not be effective for a number of years and there are many programs and requirements for which the details have not yet been fully established or consequences not fully understood, and it is unclear what the full impact will be from the legislation. The legislation imposes on medical device manufacturers a 2.3 percent excise tax on U.S. sales of Class I, II and III medical devices beginning in 2013. U.S. net sales represented 56 percent of our worldwide net sales in 2010 and, therefore, this tax burden may have a material negative impact on our results of operations and cash flows. Other provisions of this legislation, including Medicare provisions aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is developed and delivered, and may adversely affect our business and results of operations. Further, we cannot predict what healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation or regulation in the U.S. or internationally. However, any changes that lower reimbursements for our products or reduce medical procedure volumes could adversely affect our business and results of operations.
Results of Operations
Net Sales
We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of foreign exchange for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of currency exchange, we convert current period and prior period net sales from local currency to U.S. dollars using current period currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note P – Segment Reporting to our 2010 consolidated financial statements included in Item 8 of this Annual Report. As of December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments. The reportable segments represent an aggregate of all operating divisions within each segment.
The following tables provide our worldwide net sales by region and the relative change on an as reported and constant currency basis:

				2010 versus 2009		2009 versus 2008
				As Reported	Constant	As Reported	Constant
	Year Ended December 31,			Currency	Currency	Currency	Currency
(in millions)	2010	2009	2008	Basis	Basis	Basis	Basis

United States	$4,335	$4,675	$4,487	(7)%	(7)%	4%	4%

EMEA	1,759	1,837	1,960	(4)%	(1)%	(6)%	1%
Japan	968	988	861	(2)%	(8)%	15%	4%
Inter-Continental	740	677	673	9%	1%	1%	8%

International	3,467	3,502	3,494	(1)%	(3)%	0%	3%

Subtotal	7,802	8,177	7,981	(5)%	(5)%	2%	4%

Divested Businesses	4	11	69	N/A	N/A	N/A	N/A

Worldwide	$7,806	$8,188	$8,050	(5)%	(5)%	2%	3%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis.

				2010 versus 2009		2009 versus 2008
				As Reported	Constant	As Reported	Constant
	Year Ended December 31,			Currency	Currency	Currency	Currency
(in millions)	2010	2009	2008	Basis	Basis	Basis	Basis

Cardiac Rhythm Management	$2,180	$2,413	$2,286	(10)%	(10)%	6%	7%

Interventional Cardiology	2,602	2,859	2,879	(9)%	(10)%	(1)%	0%
Peripheral Interventions	669	661	684	1%	0%	(3)%	(2)%

Cardiovascular Group	3,271	3,520	3,563	(7)%	(8)%	(1)%	0%

Electrophysiology	147	149	153	(2)%	(2)%	(2)%	(1)%

Neurovascular	340	348	360	(2)%	(4)%	(3)%	(2)%

Endoscopy	1,079	1,006	943	7%	6%	7%	8%

Urology/Women’s Health	481	456	431	5%	5%	6%	6%

Neuromodulation	304	285	245	7%	7%	17%	17%

Subtotal	7,802	8,177	7,981	(5)%	(5)%	2%	4%

Divested Businesses	4	11	69	N/A	N/A	N/A	N/A

Worldwide	$7,806	$8,188	$8,050	(5)%	(5)%	2%	3%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely. Please see Additional Information for further information regarding management’s use of these non-GAAP measures.

	2010 Net Sales as compared to 2009			2009 Net Sales as compared to 2008
	Change		Estimated	Change		Estimated
	As Reported	Constant	Impact of	As Reported	Constant	Impact of
	Currency	Currency	Foreign	Currency	Currency	Foreign
in millions	Basis	Basis	Currency	Basis	Basis	Currency

Cardiac Rhythm Management	$(233)	$(230)	$(3)	$127	$168	$(41)

Interventional Cardiology	(257)	(295)	38	(20)	2	(22)
Peripheral Interventions	8	2	6	(23)	(13)	(10)

Cardiovascular Group	(249)	(293)	44	(43)	(11)	(32)

Electrophysiology	(2)	(3)	1	(4)	(3)	(1)

Neurovascular	(8)	(15)	7	(12)	(8)	(4)

Endoscopy	73	64	9	63	74	(11)

Urology/ Women’s Health	25	21	4	25	27	(2)

Neuromodulation	19	19	0	40	41	(1)

Subtotal	(375)	(437)	62	196	288	(92)

Divested Businesses	(7)	(7)	0	(58)	(58)	0

Worldwide	$(382)	$(444)	$62	$138	$230	$(92)

U.S. Net Sales
During 2010, our U.S. net sales decreased $340 million, or seven percent, as compared to 2009. The decrease was driven primarily by lower U.S. CRM net sales of $237 million, due primarily to the ship hold and product removal actions impacting our ICD and CRT-D systems discussed above, as well as a decline in U.S. coronary stent system net sales of $119 million, due primarily to a decline in our share of the U.S. drug-eluting stent market as well as lower average selling prices. In addition, U.S. net sales of our Interventional Cardiology (excluding coronary stent systems) business decreased $15 million in 2010, as compared to the prior year. These decreases were partially offset by increases of U.S. net sales in 2010 from our Endoscopy business of $24 million, $12 million attributable to our Urology/Women’s Health business, and $17 million of growth in our Neuromodulation business, as compared to 2009. Refer to the Business and Market Overview section for further discussion of our net sales.
During 2009, our U.S. net sales increased $188 million, or four percent, as compared to 2008. The increase was driven primarily by an increase in U.S. CRM net sales of $125 million and an increase of $47 million in U.S. net sales of our coronary stent systems. In addition, U.S. net sales in 2009 from our Endoscopy business grew $40 million, our Urology/Women’s Health net sales increased $18 million, and our Neuromodulation division increased U.S. net sales $37 million in 2009, as compared to 2008. These increases were partially offset by declines in U.S. net sales from our Interventional Cardiology (excluding coronary stent systems) business of $52 million and a decrease of $16 million in Peripheral Interventions U.S. net sales in 2009, as compared to the prior year.
International Net Sales
During 2010, our international net sales decreased $35 million, or one percent, as compared to 2009. Foreign currency fluctuations contributed $62 million to our international net sales in 2010, as compared to the prior year. Excluding the impact of foreign currency fluctuations, net sales in our EMEA region decreased $21 million, or one percent, in 2010, as compared the prior year. Our net sales in Japan decreased $81 million, or eight percent, excluding the impact of foreign currency fluctuations in 2010, as compared to 2009, due primarily to competitive launches of drug-eluting stent system technology and clinical trial enrollment limiting our access to certain drug-eluting stent system customers, as well as reductions in average selling prices. Net sales in our Inter-Continental region, excluding the impact of foreign currency fluctuations, increased $5 million, or one percent, in 2010, as compared to the prior year. Refer to the Business and Market Overview section for further discussion of our net sales.
During 2009, our international net sales increased $8 million, or less than one percent, as compared to 2008. Foreign currency fluctuations contributed a negative $92 million to our international net sales, as compared to the prior year. Excluding the impact of foreign currency fluctuations, net sales in our EMEA region increased $11 million, or one percent, in 2009, as compared to 2008. Our net sales in Japan increased $37 million, or four percent, excluding the impact of foreign currency fluctuations in 2009, as compared to 2008, due primarily to an increase in coronary stent system sales following the launch of our second-generation TAXUS® Liberté® stent system in that region. Net sales in our Inter-Continental region increased $52 million, or eight percent, excluding the impact of foreign currency fluctuations, in 2009, as compared to the prior year.
Gross Profit
Our gross profit was $5.207 billion in 2010, $5.612 billion in 2009, and $5.581 billion in 2008. As a percentage of net sales, our gross profit decreased to 66.7 percent in 2010, as compared to 68.5 percent in 2009 and 69.3 percent in 2008. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

	Year Ended December 31,
	2010	2009
Gross profit - prior year	68.5%	69.3%
Drug-eluting stent system sales mix and pricing	(1.7)%	(1.4)%
Impact of CRM ship hold	(0.4)%
Net impact of foreign currency	0.1%	0.9%
All other	0.2%	(0.3)%

Gross profit - current year	66.7%	68.5%

The primary factor contributing to the reduction in our gross profit margin during 2010 and 2009, as compared to the prior years, was, in each year, a further decrease in sales of our higher-margin TAXUS® drug-eluting stent systems and an increasing shift towards the PROMUS® stent system, as well as declines in the average selling prices of drug-eluting stent systems. Sales of the PROMUS® stent system represented approximately 52 percent of our worldwide drug-eluting stent system sales in 2010, 40 percent in 2009, and 19 percent in 2008. As a result of the terms of our supply arrangement with Abbott, the gross profit margin of a PROMUS® stent system, supplied to us by Abbott, is significantly lower than that of our TAXUS® stent system. In the fourth quarter of 2009, we launched our next-generation internally-developed and manufactured PROMUS® Element™ everolimus-eluting stent system in our EMEA region and certain Inter-Continental countries. This product generates gross profit margins more favorable than the PROMUS® stent system, and has positively affected our overall gross profit and operating profit margins. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012. In addition, the average selling prices of drug-eluting stent systems have decreased, including an estimated nine percent decline in the U.S., in 2010, as compared to 2009. Our gross profit margin in 2010 was also negatively impacted by the ship hold and product removal actions associated with our U.S. CRM business previously discussed.
We expect our gross profit, as a percentage of net sales, will continue to be negatively impacted by declines in average selling prices across our businesses. In addition, our 2011 gross profit percentage will be negatively impacted as a result of our expected low-margin sales of Neurovascular product to Stryker under the terms of our transitional supply agreements.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Year Ended December 31,
	2010		2009		2008
		% of Net		% of Net		% of Net
(in millions)	$	Sales	$	Sales	$	Sales
Selling, general and administrative expenses	2,580	33.1	2,635	32.2	2,589	32.2
Research and development expenses	939	12.0	1,035	12.6	1,006	12.5
Royalty expense	185	2.4	191	2.3	203	2.5
Selling, General and Administrative (SG&A) Expenses
In 2010, our SG&A expenses decreased $55 million, or two percent, as compared to 2009. This decrease was related primarily to savings from our restructuring initiatives driven by lower head count and lower consulting and travel spending, as compared to the prior year. These decreases were partially offset by an $11 million unfavorable impact from foreign currency fluctuations. As a percentage of net sales, our SG&A expenses were slightly higher than 2009 due to the impact of maintaining compensation levels for our U.S. CRM sales force, despite the reduction in our net sales of our CRM products in the U.S. We plan to increase our investment in SG&A in 2011 to introduce new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and to support our acquired businesses; as a result, our SG&A expenses are likely to increase slightly as a percentage of net sales in 2011, as compared to 2010.
In 2009, our SG&A expenses increased by $46 million, or two percent, as compared to 2008. This increase was related primarily to the addition of direct selling expenses and head count, including expanding our global sales force and an increase in costs associated with various litigation-related matters. These increases were partially offset by a benefit from foreign currency fluctuations of approximately $22 million.
Research and Development (R&D) Expenses
In 2010, our R&D expenses decreased $96 million, or nine percent, as compared to 2009. This decrease was due to the on-going re-prioritization of R&D projects and the re-allocation of spending as part of our efforts to focus on products with higher returns, as well as the delay of certain of our clinical trials. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth.
In 2009, our R&D expenses increased $29 million, or three percent, as compared to 2008. As a percentage of net sales, our R&D expenses in 2009 were relatively flat with the prior year.
Royalty Expense

In 2010, our royalty expense decreased $6 million, or three percent, as compared to 2009. This decrease was due primarily to lower sales of our drug-eluting coronary stent systems, partially offset by the continued shift in the mix of our drug-eluting stent system sales towards the PROMUS® and PROMUS® Element™ stent systems. The royalty rate applied to sales of these stent systems is, on average, higher than that associated with sales of our TAXUS® stent systems.
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
Loss on Program Termination
In the second quarter of 2009, we discontinued one of our internal R&D programs in order to focus on those with a higher likelihood of success. As a result, we recorded a pre-tax loss of $16 million, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities), associated with future payments that we believe we remain contractually obligated to make. We continue to focus on developing new technologies that we believe will contribute to profitable sales growth in the future and do not believe that the cancellation of this program will have a material adverse impact on our future results of operations or cash flows.
Amortization Expense
Amortization expense was $513 million in 2010, as compared to $511 million in 2009, an increase of $2 million, or less than one percent. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Amortization expense was $511 million in 2009, as compared to $543 million in 2008, a decrease of $32 million, or six percent. This decrease was due primarily to the impact of certain Interventional Cardiology-related intangible assets reaching the end of their accounting useful life during 2008, as well as the write-down of certain intangible assets to their fair values in 2009 and 2008, described in Other Intangible Asset Impairment Charges below.
Goodwill Impairment Charges
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship hold and product removal actions associated with our U.S. ICD and CRT-D products, which we announced on March 15, 2010, and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies and recorded a goodwill impairment charge of $1.817 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit. This charge does not impact our compliance with our debt covenants or our cash flows, and is excluded by management for purposes of evaluating operating performance and assessing liquidity.
At the time we performed our interim goodwill impairment test, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010 as a result of the ship hold and product removal actions, as compared to our market share exiting 2009, and that these actions would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. In addition, we expected that, our on-going U.S. CRM net sales and profitability would likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market-participant risk-adjusted weighted-average cost of capital (WACC) used in determining our discount rate.
In the second quarter of 2010, we performed our annual goodwill impairment test for all of our reporting units. We updated our U.S. CRM assumptions to reflect our market share position at that time, our most recent operational budgets and long range strategic plans. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM business unit continues to exceed its fair value, due primarily to the book value of amortizable intangible assets allocated to this reporting unit. The book value of our amortizable intangible assets which have been allocated to our U.S. CRM reporting unit is approximately $3.5 billion as of December 31, 2010. We tested these amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2010, and determined that these assets were not impaired, and there have been no impairment indicators related to these assets subsequent to that test. The assumptions used in our annual goodwill impairment test related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test; therefore, it was not deemed necessary to proceed to the second step of the impairment test in the second quarter of 2010.
In the fourth quarter of 2010, we performed an interim impairment test on our international reporting units as a result of the announced divestiture of our Neurovascular business. We allocated a portion of our goodwill from our each of our international reporting units to the Neurovascular business. We then tested each of our international reporting units for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Our testing did not identify any reporting units whose carrying values exceeded their calculated fair values. Refer to Critical Accounting Estimates for a discussion of our goodwill balances as of December 31, 2010, including our assessment of reporting units with a higher risk of future impairment.
During the fourth quarter of 2008, the decline in our stock price and our market capitalization created an indication of potential impairment of our goodwill balance. Therefore, we performed an interim impairment test and recorded a $2.613 billion goodwill impairment charge associated with our U.S. CRM reporting unit. The impact of economic conditions, and the related increase in volatility in the equity and credit markets, on our risk-adjusted weighted-average cost of capital, along with reductions in market demand for products in our U.S. CRM reporting unit relative to our assumptions at the time of our acquisition of Guidant, were the key factors contributing to the impairment charge.
Intangible Asset Impairment Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, during the third quarter of 2010, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, we tested the related intangible assets for impairment and recorded $65 million of intangible asset impairment charges during 2010 to write down the balance of these intangible assets to their fair value. We do not believe that these impairments, or the factors causing these impairments, will have a material impact on our future operations or cash flows.
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
These non-cash charges are excluded by management for purposes of evaluating operating performance and assessing liquidity. Refer to Critical Accounting Estimates and Note D - Goodwill and Other Intangible Assets to our 2010 consolidated financial statements included in Item 8 of this Annual Report for more information on our intangible asset impairment charges.
Purchased Research and Development
On January 1, 2009, we adopted the provisions of FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations). Among other changes to accounting for business combinations, Statement No. 141(R) superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Statement No. 141(R) now requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Accordingly, we have accounted for purchased research and development acquired in connection with our 2010 business combinations as intangible assets in our 2010 consolidated financial statements included in Item 8 of this Annual Report.
Our policy is to record certain costs associated with strategic investments outside of business combinations as purchased research and development. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $21 million in 2009, associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R) (Topic 805), the transactions did not qualify as business combinations.
In 2008, we recorded $43 million of purchased research and development charges, including $17 million associated with our acquisition of Labcoat, Ltd., $8 million attributable to our acquisition of CryoCor, Inc., and $18 million associated with entering certain licensing and development arrangements. These acquisition-related charges are excluded by management for purposes of evaluating operating performance and assessing liquidity.
Contingent Consideration Expense
In connection with our 2010 acquisitions, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-based milestones. As of the respective acquisition dates, we recorded total contingent liabilities of $69 million, representing the estimated fair value of the contingent consideration we expect to pay to the former shareholders of the acquired businesses. In accordance with ASC Topic 805, we re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates. During 2010, we recorded expense of $2 million representing the increase in the estimated fair value of this obligation. This acquisition-related charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter of 2010 and we received the milestone payment from Abbott, which we recorded as a $250 million pre-tax gain. This non-recurring acquisition-related credit is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Gain on Divestitures
During 2008, we recorded a $250 million gain in connection with the sale of our Fluid Management and Venous Access businesses and our TriVascular EVAR program. This divestiture-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity. Refer to Note C – Divestitures and Assets Held for Sale to our 2010 consolidated financial statements included in Item 8 of this Annual Report for more information on these transactions.
Restructuring Charges and Restructuring-related Activities
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. The execution of this plan enabled us to reduce research and development and selling, general and administrative expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, the plan has reduced annualized run-rate reductions of manufacturing costs by approximately $35 million exiting 2010 as a result of transfers of certain production lines. We initiated activities under the plan in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan, with the exception of final production line transfers, were completed as of December 31, 2009.
The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $370 million to date. We recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of total costs associated with the plan by major type of cost:

Type of cost	Total amount incurred

Restructuring charges:
Termination benefits	$204 million
Fixed asset write-offs	$31 million
Other (1)	$67 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$16 million
Transfer costs (2)	$43 million

$427 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.

(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, discussed above, and is intended to improve overall gross profit margins. We estimate that the program will result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. These savings are in addition to the estimated $35 million of annual reductions of manufacturing costs from activities under our 2007 Restructuring plan. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in cash outlays, of which we have made payments of $40 million to date. We have recorded related costs of $79 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $200 million to $250 million, once completed in 2012. We expect to reinvest a portion of the savings into customer-facing and other activities to help drive future sales growth and support the business. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide by the end of 2012.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $165 million to $175 million of these charges will result in cash outlays, of which we have made payments of $69 million to date. We have recorded related costs of $110 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$95 million to $100 million
Fixed asset write-offs	$10 million to $15 million
Other (1)	$55 million to $60 million

Restructuring-related expenses:
Other (2)	$20 million to $25 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.

(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs.
We recorded restructuring charges pursuant to our restructuring plans of $116 million during 2010, $63 million during 2009, and $78 million during 2008. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $53 million during 2010, $67 million during 2009, and $55 million during 2008. The following presents these costs by major type and line item within our 2010 consolidated statements of operations included in Item 8 of this Annual Report, as well as by program:
Year Ended December 31, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$70				$11	$35	$116

Restructuring-related expenses:
Cost of products sold			$7	$41			48
Selling, general and administrative expenses						5	5
Research and development expenses

			7	41		5	53

	$70		$7	$41	$11	$40	$169

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$66				$11	$33	$110
Plant Network Optimization program	4		$7	$28			39
2007 Restructuring plan				13		7	20

	$70		$7	$41	$11	$40	$169

Year Ended December 31, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$13	$16	$63

Restructuring-related expenses:
Cost of products sold		$5	$8	$37			50
Selling, general and administrative expenses		10	3			1	14
Research and development expenses		3					3

		18	11	37		1	67

	$34	$18	$11	$37	$13	$17	$130

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$22		$6	$12			$40
2007 Restructuring plan	12	$18	5	25	$13	$17	90

	$34	$18	$11	$37	$13	$17	$130

Year Ended December 31, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$10	$34	$78

Restructuring-related expenses:
Cost of products sold		$9	$4	$4			17
Selling, general and administrative expenses		27	4				31
Research and development expenses		7					7

		43	8	4			55

	$34	$43	$8	$4	$10	$34	$133

Restructuring and restructuring-related costs recorded in 2008 related entirely to our 2007 Restructuring plan.
Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for one-time involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record additional termination benefits related to our Plant Network Optimization program and 2010 Restructuring plan in 2011 and 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees remained employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $433 million and restructuring-related costs of $183 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	plan	Optimization	plan	Total

Termination benefits	$66	$26	$204	$296
Fixed asset write-offs	11		31	42
Other	28		67	95

Total restructuring charges	105	26	302	433

Retention incentives			66	66
Accelerated depreciation		13	16	29
Transfer costs		40	43	83
Other	5			5

Restructuring-related expenses	5	53	125	183

	$110	$79	$427	$616

We made total cash payments associated with restructuring initiatives pursuant to these plans of $133 million during 2010 and have made total cash payments of $479 million since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	plan	Optimization	plan	Total

Year Ended December 31, 2010
Termination benefits	$45		$16	$61
Retention incentives			2	2
Transfer costs		$28	13	41
Other	24		5	29

	$69	$28	$36	$133

Program to Date
Termination benefits	$45		$195	$240
Retention incentives			66	66
Transfer costs		$40	43	83
Other	24		66	90

	$69	$40	$370	$479

Litigation-related Net Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations, and these charges are excluded by management for purposes of evaluating operating performance. During 2010, we reached a settlement with Medinol Ltd., resolving the dispute we had with them that had been subject of arbitration before the American Arbitration Association. Under the terms of the settlement, we received proceeds of $104 million from Medinol, which we recorded as a pre-tax gain in our 2010 consolidated financial statements included in Item 8 of this Annual Report.
In 2009, we recorded litigation-related net charges of $2.022 billion, associated primarily with an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. In addition, in 2009, we reached an agreement in principle with the U.S. Department of Justice, which was formally accepted by the District Court in 2011, under which we paid $296 million in January 2011 in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005. We recorded a net charge of $294 million related to this matter in 2009, representing $296 million associated with the agreement, net of a $2 million reversal of a related accrual. Further, in 2009, we reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million and recorded a pre-tax charge of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, M.D., Ph.D.
In 2008, we recorded litigation-related charges of $334 million as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson. This charge was in addition to previous charges related to this matter. In 2009, we made the associated settlement payment of $716 million, including penalties and interest. See discussion of our material legal proceedings in Note L – Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report.
Interest Expense
Our interest expense decreased to $393 million in 2010, as compared to $407 million in 2009. The decrease in our interest expense was a result of lower average debt levels, due to term loan prepayments throughout 2009, as well as the 2010 prepayment of our $900 million loan from Abbott Laboratories and a slight decrease in our average borrowing rate. Our average borrowing rate was 6.0 percent in 2010 and 6.1 percent in 2009. In addition, our 2010 interest expense included $15 million of write-offs of debt issuance costs and impacts of the early termination of interest rate contracts associated with term loan prepayments during the year, as compared to $34 million in 2009. These decreases were partially offset by the write-off of the related remaining $10 million discount attributable to the Abbott loan upon prepayment. Refer to the Liquidity and Capital Resources section and Note G – Borrowings and Credit Arrangements to our 2010 consolidated financial statements included in Item 8 of this Annual Report for information regarding our debt obligations.
Our interest expense decreased to $407 million in 2009, as compared to $468 million in 2008. The decrease in our interest expense was a result of lower average debt levels, due to term loan repayments during 2009. Partially offsetting these decreases were losses of $27 million associated with the early termination of interest rate contracts for which there was no longer an underlying exposure and the write-off of $7 million of debt issuance costs following prepayments of our term loan, as well as a slight increase in our average borrowing rate. Our average borrowing rate was 6.1 percent in 2009 and 6.0 percent in 2008.
Other, net
Our other, net reflected expense of $14 million in 2010, $7 million in 2009, and $58 million in 2008. The following are the components of other, net:

	Year Ended December 31,
(in millions)	2010	2009	2008
Interest income	$13	$7	$47
Foreign currency (losses) gains	(9)	(5)	5
Net (losses) gains on investments and notes receivable	(12)	3	(93)
Other expense, net	(6)	(12)	(17)

	$(14)	$(7)	$(58)

Our interest income increased in 2010, as compared to 2009, due primarily to the collection of interest on outstanding accounts receivable. Our interest income decreased in 2009, as compared to 2008, due primarily to lower average investment rates available in the market, as well as lower average cash balances. Other, net included net losses of $12 million in 2010, net gains of $3 million in 2009 and net losses of $93 million in 2008, associated with our investment portfolio. The $93 million of losses in 2008 relate primarily to the sale of our non-strategic investments, described in Note F – Investments and Notes Receivable to our 2010 consolidated financial statements included in Item 8 of this Annual Report.
Tax Rate
The following provides a summary of our reported tax rate:

					Percentage
					Point Increase (Decrease)
	Year Ended December 31,				2010		2009
	2010	2009		2008	vs. 2009		vs. 2008
Reported tax rate	0.2%	(21.6	) %	0.2%	21.8%		(21.8	) %
Impact of certain receipts/ charges	18.0%	39.1%		18.9%	(21.1	) %	20.2%

	18.2%	17.5%		19.1%	0.7%		(1.6	) %

The change in our reported tax rate for 2010, as compared to 2009, and 2009, as compared to 2008, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In 2010, these receipts and charges included goodwill and intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, a gain associated with a litigation-related settlement receipt, and restructuring-related charges. Our reported tax rate was also net favorably affected by discrete items, related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case, a resolution of an uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case as well as conclusion of the appeals process for the federal examination for certain years. In 2009, these receipts and charges included intangible asset impairment charges, purchased research and development charges, restructuring and litigation-related net charges, a favorable tax ruling on a divestiture-related gain recognized in a prior period, and discrete tax items associated primarily with resolutions of uncertain tax positions related to audit settlements and changes in estimates for tax benefits claimed related to prior periods. In 2008, these charges included gains and losses associated with the divestiture of certain non-strategic businesses and investments, goodwill and intangible asset impairment charges, litigation-related charges. Changes in the geographic mix of our sales also impacted our reported tax rate in 2010, as compared to 2009, and in 2009, as compared to 2008.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. We resolved a number of foreign examinations during 2010. As a result of these activities, we decreased our reserve for uncertain tax positions by $9 million, inclusive of $3 million of interest and penalties. In addition, as a result of the expiration of statutes of limitations in various foreign and state jurisdictions, we decreased our reserve for uncertain tax positions by $20 million, inclusive of $7 million of interest and penalties. Further, during 2010, we concluded the appeals process for the federal tax examination for Boston Scientific (excluding Guidant) covering years 2002-2005 and decreased our reserve for uncertain tax positions by $72 million, inclusive of $21 million of interest and penalties, net of payments. We also re-measured an uncertain tax position due to a favorable court ruling issued in a similar third-party case and resolved another uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case, which resulted in a decrease of $91 million, inclusive of $25 million of interest and penalties.
During 2009, we received favorable foreign court decisions and resolved certain foreign matters. As a result of these activities, we decreased our reserve for uncertain tax positions by $20 million, inclusive of $7 million of interest and penalties. In addition, statutes of limitations expired in various foreign and state jurisdictions, as a result, decreased our reserve for uncertain tax positions by $29 million, inclusive of interest and penalties. We also resolved certain litigation-related matters, described in our 2009 Annual Report filed on Form 10-K. Based on the outcome of the settlements, we reassessed the reserve for uncertain tax positions previously recorded on certain positions and decreased our reserve by $22 million, inclusive of $1 million of interest.
During 2008, we resolved certain matters in federal, state, and foreign jurisdictions for Guidant and Boston Scientific for the years 1998- 2005. We settled multiple federal issues at the Internal Revenue Service (IRS) examination and Appellate levels, including issues related to Guidant’s acquisition of Intermedics, Inc., and various litigation settlements, described in Note L – Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report, or our 2009 Annual Report filed on Form 10-K. We also received favorable foreign court decisions and a favorable outcome related to our foreign research credit claims. As a result of these audit activities, we decreased our reserve for uncertain tax positions, excluding tax payments, by $156 million, inclusive of $37 million of interest and penalties.
On December 17, 2010, we received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS is $525 million, plus interest. The primary issue in dispute is the transfer pricing used in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and we intend to file a petition to the U.S. Tax Court in early 2011. No payments will be made on the issue until it is resolved, which may take several years. We believe that our income tax reserves associated with this matter are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, both the final resolution and potential impact of that resolution are uncertain and could have a material impact on our financial condition or results of operations.
The federal tax returns of Guidant Corporation for the 2004 through April 2006 tax years and of Boston Scientific Corporation for the 2006-2007 tax years are currently under examination by the IRS. The relevant statutes of limitations for these examinations expire during December 2011 and September 2011, respectively. We do not anticipate that at the conclusion of these examinations, we will be able to reach an agreement with the IRS regarding our federal tax liabilities for these years. We expect that final resolution of these tax liabilities will require that we avail ourselves of applicable IRS appellate and judicial procedures, as appropriate.

Liquidity and Capital Resources
As of December 31, 2010, we had $213 million of cash and cash equivalents on hand, comprised of $105 million invested in prime money market and government funds, $16 million invested in short-term time deposits, and $92 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer.
Subsequent to year-end, in January 2011, we closed the sale of our Neurovascular business to Stryker Corporation and received pre-tax proceeds of $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million, which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, and will receive $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. In January 2011, we paid at maturity $250 million of our senior notes, and a $296 million litigation-related settlement associated with the U.S. Department of Justice matter described previously, using cash on hand. We also have full access to our $2.0 billion revolving credit facility.
The following provides a summary and description of our cash inflows (outflows) for the years ended December 31, 2010, 2009, and 2008:

	Year Ended December 31,
(in millions)	2010	2009	2008
Cash provided by operating activities	$325	$835	$1,216
Cash (used for) provided by investing activities	(480)	(793)	324
Cash used for financing activities	(496)	(820)	(1,350)
Operating Activities
During 2010, cash provided by operating activities was $325 million, as compared to $835 million in 2009, a decrease of $510 million. This decrease was driven primarily by the payment of $1.725 billion to Johnson & Johnson related to a patent litigation settlement, as compared to approximately $837 million of legal settlements paid in 2009. This cash outflow was partially offset by the receipt of a $250 million milestone payment from Abbott and $104 million received in connection with a litigation settlement with Medinol, each described in Results of Operations.
During 2009, cash provided by operating activities was $835 million, as compared to $1.216 billion in 2008, a decrease of $381 million. This decrease was due primarily to litigation-related payments of $837 million, consisting primarily of payments to Johnson & Johnson associated with patent litigation settlements. These cash outflows were partially offset by lower net tax payments of $370 million and lower interest payments of $50 million, due to lower average debt balances, as well as improvements in working capital.
Investing Activities
During 2010, our investing activities were comprised primarily of capital expenditures of $272 million, as well as payments of approximately $200 million to acquire Asthmatx, Inc. and certain other strategic assets, described in Note B – Acquisitions to our 2010 consolidated financial statements included in Item 8 of this Annual Report. We expect to incur total capital expenditures of approximately $300 million to $350 million during 2011, which includes capital expenditures to further upgrade our information systems infrastructure, and to enhance our manufacturing capabilities to support continued growth in our business units.
During 2009, our investing activities included $523 million of payments related to prior period acquisitions, comprised primarily of a final fixed payment of approximately $500 million related to our prior period acquisition of Advanced Bionics Corporation, described in Note B – Acquisitions to our 2010 consolidated financial statements included in Item 8 of this Annual Report. Our investing activities in 2009 also included capital expenditures of $312 million, payments for investments in privately held companies, and acquisitions of businesses and certain technology rights of $54 million, which were offset by proceeds from the sale of investments in, and collection of notes receivable from, certain publicly traded and privately held companies, of $91 million.
During 2008, our investing activities included proceeds of approximately $1.3 billion associated with the divestiture of certain businesses, and $149 million of proceeds associated with the sale of investments and collections of notes receivable. These cash inflows were partially offset by $675 million in payments related to prior period acquisitions, associated primarily with Advanced Bionics; and $39 million of net cash payments for investments in privately held companies, and acquisitions of certain technology rights. In addition, we made capital expenditures of $362 million and paid $21 million, net of cash acquired, to acquire CryoCor, Inc. and $17 million, net of cash acquired, to acquire Labcoat, Ltd. Refer to Note F – Investments and Notes Receivable and Note B – Acquisitions to our 2010 consolidated financial statements included in Item 8 of this Annual Report for more information regarding these transactions.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.
Debt
We made payments on debt, net of proceeds from borrowings, of $527 million in 2010, $853 million in 2009, and $1.425 billion in 2008, and had total debt of $5.438 billion as of December 31, 2010 and $5.918 billion as of December 31, 2009. The debt maturity schedule for the significant components of our debt obligations as of December 31, 2010 is as follows:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Term loan	$250	$50	$700				$1,000
Senior notes	250			$600	$1,250	$2,350	4,450

	$500	$50	$700	$600	$1,250	$2,350	$5,450

Note:	The table above does not include discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
There were no amounts borrowed under our credit facilities as of December 31, 2010 or December 31, 2009. As of December 31, 2010, we had outstanding letters of credit of $120 million, as compared to $123 million as of December 31, 2009, which consisted primarily of bank guarantees and collateral for workers’ compensation insurance arrangements. As of December 31, 2010 and 2009, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2010 or 2009. We believe we will generate sufficient cash from operations and intend to fund these payments without drawing on the letters of credit.
In January 2011, we paid at maturity $250 million of our senior notes; in addition, we borrowed $250 million under our credit and security facility secured by our U.S. trade receivables and used the proceeds to pre-pay all $100 million of our 2011 term loan maturities and $150 million of our 2012 term loan maturities. These prepayments are reflected as ‘current’ in the table above, as well as in our consolidated balance sheets included in Item 8 of this Annual Report. As a result, quarterly principal payments of $50 million will commence in the fourth quarter of 2012.

Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

Actual as of
	Covenant	December 31,
	Requirement	2010
Maximum leverage ratio (1)	3.85 times	2.3 times
Minimum interest coverage ratio (2)	3.0 times	6.1 times
(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously-announced restructuring plans, plus an additional $300 million for any future restructuring initiatives. As of December 31, 2010, we had $470 million of the aggregate restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; as well as up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); and litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010. As of December 31, 2010, we had $2.154 billion of the aggregate legal payment exclusion remaining.
As of and through December 31, 2010, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Equity
During 2010, we received $31 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $33 million in 2009 and $71 million in 2008. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees. Stock-based compensation expense related to our stock ownership plans was $150 million in 2010, $144 million in 2009, and $138 million in 2008.
Contractual Obligations and Commitments
The following table provides a summary of certain information concerning our obligations and commitments to make future payments, and is based on conditions in existence as of December 31, 2010.

	Payments Due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Litigation settlements	$296						$296
Long-term debt obligations	500	$50	$700	$600	$1,250	$2,350	5,450
Interest payments (1)	286	280	262	229	193	1,300	2,550
Operating lease obligations (1)	83	69	46	24	15	45	282
Purchase obligations (1)	205	51	8	4	1	2	271
Minimum royalty obligations (1)	13	1	1	1	1	3	20
Unrecognized tax benefits	8						8

	$1,391	$451	$1,017	$858	$1,460	$3,700	$8,877

(1)
In accordance with generally accepted accounting principles in the United States, these obligations relate to expenses associated with future periods and are not reflected in our consolidated balance sheets.

The litigation settlement obligation noted above relates to our settlement with the U.S. Department of Justice for $296 million, discussed in Note L – Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report, and was paid in January 2011. Refer to Note G – Borrowings and Credit Arrangements to our 2010 consolidated financial statements included in Item 8 of this Annual Report for further information regarding our debt obligations and associated interest obligations.
The amounts in the table above with respect to operating lease obligations represent amounts pursuant to contractual arrangements for the lease of property, plant and equipment used in the normal course of business. Purchase obligations relate primarily to non-cancellable inventory commitments and capital expenditures entered in the normal course of business. Royalty obligations reported above represent minimum contractual obligations under our current royalty agreements. The table above does not reflect unrecognized tax benefits of $1.242 billion, the timing of which is uncertain. Refer to Note K – Income Taxes to our 2010 consolidated financial statements included in Item 8 of this Annual Report for more information on these unrecognized tax benefits.
Certain of our acquisitions involve the potential payment of contingent consideration, including our 2010 acquisition of Asthmatx, Inc. The table above does not reflect any such obligations, as the timing and amounts are uncertain. See Note B – Acquisitions to our 2010 consolidated financial statements included in Item 8 of this Annual Report for the estimated maximum potential amount of future contingent consideration we could be required to pay associated with prior acquisitions.
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and liquidity.
Our accrual for legal matters that are probable and estimable was $588 million as of December 31, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.725 billion to Johnson & Johnson in connection with the patent litigation settlement discussed in Note L – Commitments and Contingencies to our 2010 consolidated financial statements included in Item 8 of this Annual Report. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note L.
Critical Accounting Estimates
Our financial results are affected by the selection and application of accounting policies. We have adopted accounting policies to prepare our consolidated financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). We describe these accounting polices in Note A–Significant Accounting Policies to our 2010 consolidated financial statements included in Item 8 of this Annual Report.
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. We consider estimates to be critical if (i) we are required to make assumptions about material matters that are uncertain at the time of estimation or if (ii) materially different estimates could have been made or it is reasonably likely that the accounting estimate will change from period to period. The following are areas requiring management’s judgment that we consider critical:
Revenue Recognition
We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. We base our estimate for sales returns upon historical trends and record these amounts as a reduction of revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount to be returned when the next-generation products are shipped to the customer. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to sales returns and could cause actual returns to differ from these estimates.
Many of our CRM product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. In accordance with accounting guidance regarding multiple-element arrangements applicable through December 31, 2010, we deferred revenue on the undelivered service element based on verifiable objective evidence of fair value, using the residual method of allocation, and recognized the associated revenue over the related service period. The use of an alternative method of allocation or estimate of fair value could result in a different amount of revenue deferral in any given period. On January 1, 2011, we adopted ASC Update No. 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly Emerging

Issues Task Force (EITF) Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables, including requiring the use of the relative selling price method. The adoption of Update No. 2009-13 did not have a material impact on our results of operations or financial position.
Inventory Provisions
We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory.
Valuation of Intangible Assets
We base the fair value of identifiable intangible assets acquired in a business combination, including purchased research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. Further, for those arrangements that involve potential future contingent consideration, we record on the date of acquisition a liability equal to the discounted fair value of the estimated additional consideration we may be obligated to make in the future. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates. The use of alternative valuation assumptions, including estimated revenue projections; growth rates; cash flows and discount rates and alternative estimated useful life assumptions, or probabilities surrounding the achievement of clinical, regulatory or revenue-based milestones could result in different purchase price allocations and amortization expense in current and future periods.
We review intangible assets subject to amortization quarterly to determine if any adverse conditions exist or a change in circumstances has occurred that would indicate impairment or a change in the remaining useful life. If an impairment indicator exists, we test the intangible asset for recoverability. If the carrying value of the intangible asset is not recoverable, as discussed in Note A, we will write the carrying value down to fair value in the period identified. In addition, we test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. To test our indefinite-lived intangible assets for impairment, we calculate the fair value of these assets and compare the calculated fair values to the respective carrying values. If the carrying value exceeds the fair value of the indefinite-lived intangible asset, we write the carrying value down to the fair value.
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
Goodwill Valuation
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC

Topic 350, Intangibles-Goodwill and Other (formerly FASB Statement No. 142, Goodwill and Other Intangible Assets). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2010 annual impairment assessment, we identified our reporting units to be our seven U.S. operating segments, which in aggregate make up the U.S. reportable segment, and our four international operating segments. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2010, 2009, and 2008, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk-adjusted weighted-average costs of capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.
Although we use consistent methodologies in developing the assumptions and estimates underlying the fair value calculations used in our impairment tests, these estimates are uncertain by nature and can vary from actual results. The use of alternative valuation assumptions, including estimated revenue projections, growth rates, cash flows and discount rates could result in different fair value estimates.
We have identified a total of four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the goodwill impairment test in future reporting periods. These reporting units include our U.S. CRM unit, which holds $1.5 billion of allocated goodwill, our U.S. Cardiovascular unit, which holds $2.2 billion of allocated goodwill, our U.S. Neuromodulation unit, which holds $1.2 billion of allocated goodwill, and our EMEA unit, which holds $3.9 billion of allocated goodwill. The level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately six percent to 23 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect changes that would warrant an interim impairment test. The key variables that drive the fair value of our reporting units are estimated revenue growth rates, levels of profitability and perpetual growth rate assumptions, as well as the WACC. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied would require that we perform the second step of the goodwill impairment test for our U.S. CRM, U.S. Neuromodulation, and EMEA reporting units failing the first step of the goodwill impairment test. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for all four of the reporting units with higher risk of impairment. The estimates used for our future cash flows and discount rates are our best estimates and we believe they are reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill. See Note D – Goodwill and Other Intangible Assets to our 2010 consolidated financial statements included in Item 8 of this Annual Report for further discussion of our 2010 and 2008 goodwill impairment charges, as well as a discussion of future events that could have a negative impact on the fair value of these reporting units.
Income Taxes
We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, the final outcome of these matters may be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results.
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
New Accounting Pronouncements
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note E – Fair Value Measurements to our 2010 consolidated financial statements included in Item 8 of this Annual Report for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.
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
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. The enhanced disclosure requirements are generally effective for interim and annual periods ending after December 15, 2010. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which disclosure will be required for our first quarter ending March 31, 2011. Refer to Note A – Significant Account Policies to our 2010 consolidated financial statements included in Item 8 of this Annual Report for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts.
Standards to be Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605 )- Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We are required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011.

Additional Information
Use of Non-GAAP Financial Measures
Use and Economic Substance of Non-GAAP Financial Measures Used by Boston Scientific
To supplement our consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP measures, including adjusted net income and adjusted net income per share that exclude certain amounts, and regional and divisional revenue growth rates that exclude the impact of foreign exchange. These non-GAAP measures are not in accordance with, or an alternative for, generally accepted accounting principles in the United States.
The GAAP measure most comparable to adjusted net income is GAAP net income (loss); the GAAP measure most comparable to adjusted net income per share is GAAP net income (loss) per share. To calculate regional and divisional revenue growth rates that exclude the impact of foreign exchange, we convert actual current-period net sales from local currency to U.S. dollars using constant foreign exchange rates. The GAAP measure most comparable to this non-GAAP measure is growth rate percentages based on GAAP revenue. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measure are included elsewhere in this Annual Report.
Management uses these supplemental non-GAAP measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources and determining compensation. In addition, management uses these non-GAAP measures to further its understanding of the performance of operating segments. The adjustments excluded from our non-GAAP measures are consistent with those excluded from our reportable segments’ measure of profit or loss. These adjustments are excluded from the segment measures that are reported to our Chief Operating Decision Maker and are used to make operating decisions and assess performance.
The following is an explanation of each of the adjustments that management excluded as part of its non-GAAP measures for the years ended December 31, 2010, 2009 and 2008, as well as reasons for excluding each of these individual items:
•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash write-downs of the goodwill balance attributable to our U.S. Cardiac Rhythm Management business, as well as certain intangible assets balances. Following our acquisition of Guidant Corporation in 2006, and the related increase in debt, we have heightened our focus on cash generation and debt pay down. We remove the impact of these charges from operating performance to assist in assessing cash generated from operations. We believe this is a critical metric in measuring our ability to generate cash and pay down debt. Therefore, these charges are excluded from management’s assessment of operating performance and are also excluded from the measures used to set employee compensation. Accordingly, management believes this may be useful information to users of its financial statements and therefore has excluded these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance, particularly in terms of liquidity.

•
Acquisition-related charges (credits) - These adjustments consist of (a) purchased research and development charges, (b) contingent consideration expense, (c) gains on acquisition-related milestone receipts, (d) due diligence and other fees, and (e) inventory step-up adjustments. Purchased research and development is a highly variable charge based on the extent and nature of external technology acquisitions during the period. Contingent consideration expense represents accounting adjustments to state our contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood of making future contingent consideration payments. In addition, contingent consideration expense was not recognized based on accounting principles in place previous to 2009, and, therefore, is not comparable to periods prior to 2009. Acquisition-related gains resulted from receipts related to Guidant Corporation’s sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories, and are not indicative of future operating results. Due diligence and other fees include legal, tax and other one time expenses associated with recent acquisitions that are not representative of on-going operations. Inventory step-up adjustments are non-cash charges related to acquired inventory directly attributable to acquisitions and is not indicative of the our on-going operations, or on-going cost of products sold. Management therefore removes the impact of these (credits) charges from our operating results to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Divestiture-related charges (credits) – These amounts represent fees associated with business divestitures and gains and related tax impacts that we recognized related to the sale of certain non-strategic investments. These gains and losses are not indicative of future operating performance and are not used by management to assess operating performance. Accordingly, management excludes these amounts for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Restructuring and restructuring-related costs - These adjustments represent costs associated with our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing operating performance, as well as from our operating segments’ measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excludes these charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Litigation-related net (credits) charges - These amounts are attributable to certain significant patent litigation and other legal matters, none of which reflect expected on-going operating expenses. Accordingly, management excluded these (credits) charges for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and for comparison to past operating performance.

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of acquisition-, divestiture-, restructuring- or litigation-related charges (credits). These adjustments do not reflect expected on-going operating results. Accordingly, management excludes these amounts for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance and for comparison to past operating performance.

•
Amortization expense - Amortization expense is a non-cash charge and does not impact our liquidity or compliance with the covenants included in our debt agreements. Management removes the impact of amortization from our operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric in measuring our ability to generate cash and pay down debt. Therefore, amortization expense is excluded from management’s assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management believes this may be useful information to users of its financial statements and therefore excludes amortization expense for purposes of calculating these non-GAAP measures to facilitate an evaluation of current operating performance, particularly in terms of liquidity.

•
Foreign exchange on net sales - The impact of foreign exchange is highly variable and difficult to predict. Accordingly, management excludes the impact of foreign exchange for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance.

Material Limitations Associated with the Use of Non-GAAP Financial Measures
Adjusted net income, adjusted net income per diluted share, and regional and divisional revenue growth rates that exclude the impact of foreign exchange may have limitations as analytical tools, and these non-GAAP measures should not be considered in isolation from or as a replacement for GAAP financial measures. Some of the limitations associated with the use of these non-GAAP financial measures are:
•
Amortization expense and goodwill and other intangible asset impairment charges, though not directly affecting our cash flows, represent a net reduction in value of goodwill and other intangible assets. The net loss associated with this reduction in value is not included in our adjusted net income or adjusted net income per diluted share and therefore these measures do not reflect the full effect of the reduction in value of those assets.

•	Acquisition- and divestiture-related charges (credits) reflect economic costs and benefits and are not reflected in adjusted net income and adjusted net income per diluted share.

•
Items such as restructuring and restructuring-related costs, litigation-related net (credits) charges, and discrete tax items that are excluded from adjusted net income and adjusted net income per diluted share can have a material impact on cash flows and GAAP net income (loss) and net income (loss) per diluted share.

•	Revenue growth rates stated on a constant currency basis, by their nature, exclude the impact of foreign exchange, which may have a material impact on GAAP net sales.

•
Other companies may calculate adjusted net income, adjusted net income per diluted share, or regional and divisional revenue growth rates that exclude the impact of foreign exchange differently than us, limiting the usefulness of those measures for comparative purposes.

Compensation for Limitations Associated with Use of Non-GAAP Financial Measures
We compensate for the limitations on non-GAAP financial measures by relying upon GAAP results to gain a complete picture of performance. The non-GAAP measures focus instead upon the core business, which is only a subset, albeit a critical one, of overall performance. We provide detailed reconciliations of each non-GAAP financial measure to its most directly comparable GAAP measure elsewhere in this Annual Report, and encourage investors to review these reconciliations.
Usefulness of Non-GAAP Financial Measures to Investors
We believe that presenting adjusted net income, adjusted net income per share, and regional and divisional revenue growth rates that exclude the impact of foreign exchange, in addition to the related GAAP measures, provides investors greater transparency to the information used by management for its financial and operational decision-making and allows investors to see our results “through the eyes” of management. We further believe that providing this information better enables our investors to understand our operating performance and to evaluate the methodology used by management to evaluate and measure such performance.
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
On February 16, 2010, Kenneth J. Pucel, our Executive Vice President, Global Operations and Technology, entered into a Rule 10b5-1 Trading Plan. Mr. Pucel’s plan covered the sale of 5,000 shares of our stock to be acquired upon the exercise of 5,000 stock options and expired on July 25, 2010. Transactions under Mr. Pucel’s plan were based upon pre-established dates and stock price thresholds and were disclosed publicly through appropriate filings with the Securities and Exchange Commission (SEC).
On March 1, 2010, Joseph M. Fitzgerald, our Senior Vice President and President, Endovascular, entered into a Rule 10b5-1 Trading Plan. Mr. Fitzgerald’s plan covers the sale of up to 19,500 shares of our stock to be acquired upon the exercise of 4,000 stock options expiring on May 9, 2010; 4,000 stock options expiring on July 25, 2010; 4,000 stock options expiring on October 31, 2010; and 7,500 stock options expiring on February 27, 2011. Transactions under Mr. Fitzgerald’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or February 25, 2011, whichever is earlier. Any transaction under Mr. Fitzgerald’s plan will be disclosed publicly through appropriate filings with the SEC.
On March 1, 2010, Jean F. Lance, our Senior Vice President and Chief Compliance Officer, entered into a Rule 10b5-1 Trading Plan. Ms. Lance’s plan covers the sale of 80,868 shares of our stock to be acquired upon the exercise of 24,200 stock options expiring on May 9, 2010; 30,000 stock options expiring on July 25, 2010; and 26,668 stock options expiring on December 6, 2010. Transactions under Ms. Lance’s plan were based upon pre-established dates and stock price thresholds and expired on December 6, 2010. Any transaction under Ms. Lance’s plan were disclosed publicly through appropriate filings with the SEC.
On November 18, 2010, Michael P. Phalen, our Executive Vice President and President, International, entered into a Rule 10b5-1 Trading Plan. Mr. Phalen’s plan covers the sale of 25,000 shares of our stock to be acquired upon the exercise of 15,000 stock options expiring on February 27, 2011 and 10,000 stock options expiring on December 17, 2011. Transactions under Mr. Phalen’s plan are based upon pre-established dates and stock price thresholds and will expire once all of the shares have been sold or December 9, 2011, whichever is earlier. Any transaction under Mr. Phalen’s plan will be disclosed publicly through appropriate filings with the SEC.

Management’s Report on Internal Control over Financial Reporting
As the management of Boston Scientific Corporation, we are responsible for establishing and maintaining adequate internal control over financial reporting. We designed our internal control process to provide reasonable assurance to management and the Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
We assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control–Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, our internal control over financial reporting is effective at a reasonable assurance level based on these criteria.
Ernst & Young LLP, an independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This report in which they expressed an unqualified opinion is included below.

/s/ J. Raymond Elliott	/s/ Jeffrey D. Capello

J. Raymond Elliott	Jeffrey D. Capello
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation
We have audited Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Boston Scientific Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Boston Scientific Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Boston Scientific Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Boston Scientific Corporation and our report dated February 17, 2011 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 17, 2011

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $5.077 billion as of December 31, 2010 and $4.742 billion as of December 31, 2009. We recorded $82 million of other assets and $189 million of other liabilities to recognize the fair value of these derivative instruments as of December 31, 2010, as compared to $56 million of other assets and $110 million of other liabilities as of December 31, 2009. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $297 million as of December 31, 2010 and $271 million as of December 31, 2009. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $363 million as of December 31, 2010 and by $331 million as of December 31, 2009. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments, or ‘net debt.’ As of December 31, 2010, $4.433 billion of our outstanding debt obligations, or approximately 85 percent of our net debt, was at fixed interest rates. We did not have any interest rate derivative instruments outstanding as of December 31, 2010 or 2009. In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt.
See Note E – Fair Value Measurements to our 2010 consolidated financial statements included in Item 8 of this Annual Report for further information regarding our derivative financial instruments.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Boston Scientific Corporation
We have audited the accompanying consolidated balance sheets of Boston Scientific Corporation as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Boston Scientific Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Boston Scientific Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2011, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Boston, Massachusetts
February 17, 2011

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)	Year Ended December 31,
	2010	2009	2008

Net sales	$7,806	$8,188	$8,050
Cost of products sold	2,599	2,576	2,469

Gross profit	5,207	5,612	5,581

Operating expenses:
Selling, general and administrative expenses	2,580	2,635	2,589
Research and development expenses	939	1,035	1,006
Royalty expense	185	191	203
Loss on program termination		16
Amortization expense	513	511	543
Goodwill impairment charges	1,817		2,613
Intangible asset impairment charges	65	12	177
Purchased research and development		21	43
Contingent consideration expense	2
Acquisition-related milestone	(250)		(250)
Gain on divestitures			(250)
Restructuring charges	116	63	78
Litigation-related net (credits) charges	(104)	2,022	334

	5,863	6,506	7,086

Operating loss	(656)	(894)	(1,505)

Other income (expense):
Interest expense	(393)	(407)	(468)
Other, net	(14)	(7)	(58)

Loss before income taxes	(1,063)	(1,308)	(2,031)
Income tax expense (benefit)	2	(283)	5

Net loss	$(1,065)	$(1,025)	$(2,036)

Net loss per common share
Basic	$(0.70)	$(0.68)	$(1.36)
Assuming dilution	$(0.70)	$(0.68)	$(1.36)

Weighted-average shares outstanding:
Basic	1,517.8	1,507.9	1,498.5
Assuming dilution	1,517.8	1,507.9	1,498.5
(See notes to the consolidated financial statements)

CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in millions, except per share data)	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$213	$864
Trade accounts receivable, net	1,320	1,375
Inventories	894	891
Deferred income taxes	429	572
Assets held for sale	576	578
Prepaid expenses and other current assets	183	319

Total current assets	3,615	4,599

Property, plant and equipment, net	1,697	1,722
Goodwill	10,186	11,936
Other intangible assets, net	6,343	6,667
Other long-term assets	287	253

TOTAL ASSETS	$22,128	$25,177

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$504	$3
Accounts payable	184	212
Accrued expenses	1,626	2,609
Other current liabilities	295	198

Total current liabilities	2,609	3,022

Long-term debt	4,934	5,915
Deferred income taxes	1,644	1,875
Other long-term liabilities	1,645	2,064

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $.01 par value - authorized 50,000,000 shares; none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares; issued 1,520,780,112 shares as of December 31, 2010 and 1,510,753,934 shares as of December 31, 2009	15	15
Additional paid-in capital	16,232	16,086
Accumulated deficit	(4,822)	(3,757)
Accumulated other comprehensive loss, net of tax:
Foreign currency translation adjustment	(50)	8
Unrealized loss on derivative financial instruments	(65)	(37)
Unrealized costs associated with certain retirement plans	(14)	(14)

Total stockholders’ equity	11,296	12,301

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,128	$25,177

(See notes to the consolidated financial statements)

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (in millions, except share data)

							Accumulated
			Additional				Other	Comprehensive
	Common Stock		Paid-In	Deferred Cost, ESOP		Accumulated	Comprehensive	Income
	Shares Issued	Par Value	Capital	Shares	Amount	Deficit	Income (Loss)	(Loss)

Balance as of January 1, 2008	1,491,234,911	$15	$15,788	951,566	$(22)	$(693)	$9
Comprehensive income
Net loss						(2,036)		$(2,036)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment							(67)	(67)
Net change in available-for-sale investments							(16)	(16)
Net change in derivative financial instruments							33	33
Net change in certain retirement amounts							(12)	(12)
Impact of stock-based compensation plans, net of tax	10,400,768		166
401 (k) ESOP transactions			(10)	(951,566)	22
Other						(3)

Balance as of December 31, 2008	1,501,635,679	$15	$15,944	$-	$-	$(2,732)	$(53)	$(2,098)
Comprehensive income
Net loss						(1,025)		(1,025)
Other comprehensive income (loss), net of tax
Foreign currency translation adjustment							21	21
Net change in derivative financial instruments							(11)	(11)
Impact of stock-based compensation plans, net of tax	9,118,255		142

Balance as of December 31, 2009	1,510,753,934	$15	$16,086			$(3,757)	$(43)	$(1,015)
Comprehensive income
Net loss						(1,065)		(1,065)
Other comprehensive loss, net of tax
Foreign currency translation adjustment							(58)	(58)
Net change in derivative financial instruments							(28)	(28)
Impact of stock-based compensation plans, net of tax	10,026,178		146

Balance as of December 31, 2010	1,520,780,112	$15	$16,232			$(4,822)	$(129)	$(1,151)

     (See notes to the consolidated financial statements)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(in millions)	2010	2009	2008
Operating Activities
Net loss	$(1,065)	$(1,025)	$(2,036)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	816	834	864
Deferred income taxes	(110)	(64)	(334)
Stock-based compensation expense	150	144	138
Goodwill impairment charges	1,817		2,613
Intangible asset impairment charges	65	12	177
Net losses (gains) on investments and notes receivable	12	(9)	78
Purchased research and development		21	43
Other non-cash acquisition- and divestiture-related charges (credits)	2		(250)
Other, net	11	(3)	(8)

Increase (decrease) in cash flows from operating assets and liabilities, excluding the effect of acquisitions and divestitures:
Trade accounts receivable, net	52	1	96
Inventories	(5)	(92)	(120)
Other assets	132	276	(21)
Accounts payable and accrued expenses	(1,148)	462	392
Other liabilities	(404)	278	(416)

Cash provided by operating activities	325	835	1,216

Investing Activities
Property, plant and equipment
Purchases	(272)	(312)	(362)
Proceeds on disposals	5	5	2
Acquisitions
Payments for acquisitions of businesses, net of cash acquired	(199)	(4)	(21)
Payments relating to prior period acquisitions	(12)	(523)	(675)
Other investing activity
Proceeds from business divestitures			1,287
Payments for investments in and acquisitions of certain technologies	(6)	(50)	(56)
Proceeds from sales of investments and collections of notes receivable	4	91	149

Cash (used for) provided by investing activities	(480)	(793)	324

Financing Activities
Debt
Proceeds from long-term borrowings, net of debt issuance costs	973	1,972
Payments on long-term borrowings	(1,500)	(2,825)	(1,175)
Proceeds from borrowings on revolving credit facility	200
Payments on revolving credit facility borrowings	(200)		(250)
Equity
Proceeds from issuances of shares of common stock	31	33	71
Excess tax benefit relating to stock options			4

Cash used for financing activities	(496)	(820)	(1,350)

Effect of foreign exchange rates on cash		1	(1)

Net (decrease) increase in cash and cash equivalents	(651)	(777)	189
Cash and cash equivalents at beginning of year	864	1,641	1,452

Cash and cash equivalents at end of year	$213	$864	$1,641

SUPPLEMENTAL INFORMATION:

Cash (received) paid for income taxes, net	$(286)	$46	$416
Cash paid for interest	328	364	414
(See notes to the consolidated financial statements)

NOTE A - SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
Our consolidated financial statements include the accounts of Boston Scientific Corporation and our wholly-owned subsidiaries. Through December 31, 2009, we assessed the terms of our investment interests to determine if any of our investees met the definition of a variable interest entity (VIE) in accordance with accounting standards effective through that date, and would have consolidated any VIEs in which we were the primary beneficiary. Our evaluation considered both qualitative and quantitative factors and various assumptions, including expected losses and residual returns. In December 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification™ (ASC) Update No. 2009-17, Consolidations (Topic 810) – Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which formally codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). Update No. 2009-17 and Statement No. 167 amend Interpretation No. 46(R), Consolidation of Variable Interest Entities, to require that an enterprise perform an analysis to determine whether the enterprise’s variable interests give it a controlling financial interest in a VIE. The analysis identifies the primary beneficiary of a VIE as the enterprise that has both 1) the power to direct activities of a VIE that most significantly impact the entity’s economic performance and 2) the obligation to absorb losses of the entity or the right to receive benefits from the entity. Update No. 2009-17 eliminated the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing reassessments of whether an enterprise is the primary beneficiary. We adopted Update No. 2009-17 for our first quarter ended March 31, 2010. Based on our assessments under the applicable guidance, we did not consolidate any VIEs during the years ended December 31, 2010, 2009, or 2008.
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.
In the first quarter of 2008, we completed the divestiture of certain non-strategic businesses. Our operating results for the year ended December 31, 2008 include the results of these businesses through the date of separation, as these divestitures did not meet the criteria for discontinued operations. On January 3, 2011, we closed the sale of our Neurovascular business to Stryker Corporation. We are providing transitional services to Stryker through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of up to 24 months, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation and, therefore, the results of the Neurovascular business are included in our results of operations for all periods presented. Refer to Note C – Divestitures and Assets Held for Sale for a description of these business divestitures.
Basis of Presentation
The accompanying consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-K and Article 10 of Regulation S-X.
We have reclassified certain prior year amounts to conform to the current year’s presentation, including those to reclassify certain balances to ‘assets held for sale’ classification. See Note C – Divestitures and Assets Held for Sale, Note D – Goodwill and Other Intangible Assets, Note J – Supplemental Balance Sheet Information, and Note P – Segment Reporting for further details.

Subsequent Events
We evaluate events occurring after the date of our accompanying consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note C – Divestitures and Assets Held for Sale, Note G – Borrowings and Credit Arrangements, Note L – Commitments and Contingencies, and Note R – Subsequent Events for more information.
Accounting Estimates
To prepare our consolidated financial statements in accordance with U.S. GAAP, management makes estimates and assumptions that may affect the reported amounts of our assets and liabilities, the disclosure of contingent liabilities as of the date of our financial statements and the reported amounts of our revenues and expenses during the reporting period. Our actual results may differ from these estimates. Refer to Critical Accounting Estimates included in Item 7 of this Annual Report for further discussion.
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
We record available-for-sale investments at fair value and exclude unrealized gains and temporary losses on available-for-sale securities from earnings, reporting such gains and losses, net of tax, as a separate component of stockholders’ equity, until realized. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We record held-to-maturity securities at amortized cost and adjust for amortization of premiums and accretion of discounts through maturity. We classify investments in debt securities or equity securities that have a readily determinable fair value that we purchase and hold principally for selling them in the near term as trading securities. All of our cash investments as of December 31, 2010 and 2009 had maturity dates at date of purchase of less than three months and, accordingly, we have classified them as cash and cash equivalents in our accompanying consolidated balance sheets.
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
We provide credit, in the normal course of business, to hospitals, healthcare agencies, clinics, doctors’ offices and other private and governmental institutions and generally do not require collateral. We perform on-going credit evaluations of our customers and maintain allowances for potential credit losses, based on historical information and management’s best estimates. Amounts determined to be uncollectible are written off against this reserve. We recorded write-offs of uncollectible accounts receivable of $15 million in 2010, $14 million in 2009, and $11 million in 2008. We are not dependent on any single institution and no single customer accounted for more than ten percent of our net sales in 2010, 2009 or 2008. We closely monitor outstanding receivables for potential collection risks, including those that may arise from economic conditions, in both the U.S. and international economies. The credit and economic conditions within Greece, Italy, Spain, Portugal and Ireland, among other members of the European Union, have deteriorated throughout 2010. These conditions have resulted in, and may continue to result in, an increase in the average length of time that it takes to collect on our accounts receivable outstanding in these countries and, in some cases, write-offs of uncollectible amounts.
Revenue Recognition
We generate revenue primarily from the sale of single-use medical devices, and present revenue net of sales taxes in our consolidated statements of operations. We consider revenue to be realized or realizable and earned when all of the following criteria are met: persuasive evidence of a sales arrangement exists; delivery has occurred or services have been rendered; the price is fixed or determinable; and collectibility is reasonably assured. We generally meet these criteria at the time of shipment, unless a consignment arrangement exists or we are required to provide additional services. We recognize revenue from consignment arrangements based on product usage, or implant, which indicates that the sale is complete. For our other transactions, we recognize revenue when our products are delivered and risk of loss transfers to the customer, provided there are no substantive remaining performance obligations required of us or any matters requiring customer acceptance, and provided we can form an estimate for sales returns. Many of our Cardiac Rhythm Management (CRM) product offerings combine the sale of a device with our LATITUDE® Patient Management System, which represents a future service obligation. In accordance with accounting guidance regarding multiple-element arrangements applicable through December 31, 2010, we deferred revenue on the undelivered service element based on verifiable objective evidence of fair value, using the residual method of allocation, and recognized the associated revenue over the related service period. On January 1, 2011, we adopted ASC Update No. 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables, including requiring the use of the relative selling price method. The adoption of Update No. 2009-13 did not have a material impact on our results of operations or financial position.
We generally allow our customers to return defective, damaged and, in certain cases, expired products for credit. We base our estimate for sales returns upon historical trends and record the amount as a reduction to revenue when we sell the initial product. In addition, we may allow customers to return previously purchased products for next-generation product offerings. For these transactions, we defer recognition of revenue on the sale of the earlier generation product based upon an estimate of the amount of product to be returned when the next-generation products are shipped to the customer.
We also offer sales rebates and discounts to certain customers. We treat sales rebates and discounts as a reduction of revenue and classify the corresponding liability as current. We estimate rebates for products where there is sufficient historical information available to predict the volume of expected future rebates. If we are unable to estimate the expected rebates reasonably, we record a liability for the maximum rebate percentage offered. We have entered certain agreements with group purchasing organizations to sell our products to participating hospitals at negotiated prices. We recognize revenue from these agreements following the same revenue recognition criteria discussed above.
Warranty Obligations
We offer warranties on certain of our product offerings. Approximately 85 percent of our warranty liability as of December 31, 2010 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We assess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. Changes in our product warranty accrual during 2010, 2009 and 2008 consisted of the following (in millions):

	Year Ended December 31,
	2010	2009	2008
Beginning balance	$55	$62	$66
Provision	15	29	35
Settlements/ reversals	(27)	(36)	(39)

Ending balance	$43	$55	$62

Inventories
We state inventories at the lower of first-in, first-out cost or market. We base our provisions for excess, expired and obsolete inventory primarily on our estimates of forecasted net sales. A significant change in the timing or level of demand for our products as compared to forecasted amounts may result in recording additional provisions for excess, expired and obsolete inventory in the future. Further, the industry in which we participate is characterized by rapid product development and frequent new product introductions. Uncertain timing of next-generation product approvals, variability in product launch strategies, product recalls and variation in product utilization all affect our estimates related to excess, expired and obsolete inventory. Approximately 40 percent of our finished goods inventory as of December 31, 2010 and 2009 was at customer locations pursuant to consignment arrangements.
Property, Plant and Equipment
We state property, plant, equipment, and leasehold improvements at historical cost. We charge expenditures for maintenance and repairs to expense and capitalize additions and improvements that extend the life of the underlying asset. We generally provide for depreciation using the straight-line method at rates that approximate the estimated useful lives of the assets. We depreciate buildings and improvements over a 20 to 40 year life; equipment, furniture and fixtures over a three to ten year life; and leasehold improvements over the shorter of the useful life of the improvement or the term of the related lease. Depreciation expense was $303 million in 2010, $323 million in 2009, and $321 million in 2008.
Valuation of Business Combinations
We allocate the amounts we pay for each acquisition to the assets we acquire and liabilities we assume based on their fair values at the dates of acquisition, including identifiable intangible assets and purchased research and development which either arise from a contractual or legal right or are separable from goodwill. We base the fair value of identifiable intangible assets acquired in a business combination, including purchased research and development, on detailed valuations that use information and assumptions provided by management, which consider management’s best estimates of inputs and assumptions that a market participant would use. We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired to goodwill. The use of alternative valuation assumptions, including estimated revenue projections; growth rates; cash flows and discount rates and alternative estimated useful life assumptions, or probabilities surrounding the achievement of clinical, regulatory or revenue-based milestones could result in different purchase price allocations and amortization expense in current and future periods. Transaction costs associated with these acquisitions are expensed as incurred through selling, general and administrative costs.
As of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations). Pursuant to the guidance in Statement No. 141(R) (Topic 805), in those circumstances where an acquisition involves a contingent consideration arrangement, we recognize a liability equal to the estimated discounted fair value of the contingent payments we expect to make as of the acquisition date. We re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates. For acquisitions consummated prior to January 1, 2009, we will continue to record contingent consideration as an additional element of cost of the acquired entity when the contingency is resolved and consideration is issued or becomes issuable.

Purchased Research and Development
Our purchased research and development represents intangible assets acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. Through December 31, 2008, we expensed the value attributable to these in-process projects at the time of the acquisition in accordance with accounting standards effective through that date. As discussed above, as of January 1, 2009, we adopted FASB Statement No. 141(R), Business Combinations (codified within ASC Topic 805, Business Combinations), a replacement for Statement No. 141. Statement No. 141(R) also superseded FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, which required research and development assets acquired in a business combination that had no alternative future use to be measured at their fair values and expensed at the acquisition date. Topic 805 requires that purchased research and development acquired in a business combination be recognized as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. For our 2010 business combinations, we have recognized purchased research and development as an intangible asset.
In addition, we expense certain costs associated with strategic alliances outside of business combinations as purchased research and development as of the acquisition date. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases.
We use the income approach to determine the fair values of our purchased research and development at the date of acquisition. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. We base our revenue assumptions on estimates of relevant market sizes, expected market growth rates, expected trends in technology and expected levels of market share. In arriving at the value of the in-process projects, we consider, among other factors: the in-process projects’ stage of completion; the complexity of the work completed as of the acquisition date; the costs already incurred; the projected costs to complete; the contribution of core technologies and other acquired assets; the expected regulatory path and introduction dates by region; and the estimated useful life of the technology. We apply a market-participant risk-adjusted discount rate to arrive at a present value as of the date of acquisition. We believe that the estimated in-process research and development amounts so determined represent the fair value at the date of acquisition and do not exceed the amount a third party would pay for the projects. However, if the projects are not successful or completed in a timely manner, we may not realize the financial benefits expected for these projects or for the acquisition as a whole.
We test our purchased research and development intangible assets acquired in a business combination for impairment at least annually, and more frequently if events or changes in circumstances indicate that the assets may be impaired. The impairment test consists of a comparison of the fair value of the intangible assets with their carrying amount. If the carrying amount exceeds its fair value, we would record an impairment loss in an amount equal to the excess. Upon completion of the associated research and development efforts, we will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives; upon permanent abandonment we would write-off the remaining carrying amount of the associated purchased research and development intangible asset.
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
We generally calculate fair value of our intangible assets as the present value of estimated future cash flows we expect to generate from the asset using a risk-adjusted discount rate. In determining our estimated future cash flows associated with our intangible assets, we use estimates and assumptions about future revenue contributions, cost structures and remaining useful lives of the asset (asset group). The use of alternative assumptions, including estimated cash flows, discount rates, and alternative estimated remaining useful lives could result in different calculations of impairment. However, we believe our assumptions and estimates are accurate and represent our best estimates. See Note D - Goodwill and Other Intangible Assets for more information related to impairments of intangible assets during 2010, 2009, and 2008.
For patents developed internally, we capitalize costs incurred to obtain patents, including attorney fees, registration fees, consulting fees, and other expenditures directly related to securing the patent. Legal costs incurred in connection with the successful defense of both internally-developed patents and those obtained through our acquisitions are capitalized and amortized over the remaining amortizable life of the related patent.
Goodwill Valuation
We allocate any excess purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination to goodwill. We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. In performing the assessment, we utilize the two-step approach prescribed under ASC Topic 350, Intangibles-Goodwill and Other (formerly FASB Statement No. 142, Goodwill and Other Intangible Assets). The first step requires a comparison of the carrying value of the reporting units, as defined, to the fair value of these units. We assess goodwill for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment, referred to as a component. We determine our reporting units by first identifying our operating segments, and then assess whether any components of these segments constitute a business for which discrete financial information is available and where segment management regularly reviews the operating results of that component. We aggregate components within an operating segment that have similar economic characteristics. For our April 1, 2010 annual impairment assessment, we identified our reporting units to be our seven U.S. operating segments, which in aggregate make up the U.S. reportable segment, and our four international operating segments. When allocating goodwill from business combinations to our reporting units, we assign goodwill to the reporting units that we expect to benefit from the respective business combination at the time of acquisition. In addition, for purposes of performing our annual goodwill impairment test, assets and liabilities, including corporate assets, which relate to a reporting unit’s operations, and would be considered in determining its fair value, are allocated to the individual reporting units. We allocate assets and liabilities not directly related to a specific reporting unit, but from which the reporting unit benefits, based primarily on the respective revenue contribution of each reporting unit.
During 2010, 2009, and 2008, we used only the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of each of our reporting units in preparing our goodwill impairment assessment. This approach calculates fair value by estimating the after-tax cash flows attributable to a reporting unit and then discounting these after-tax cash flows to a present value using a risk-adjusted discount rate. We selected this method as being the most meaningful in preparing our goodwill assessments because we believe the income approach most appropriately measures our income producing assets. We have considered using the market approach and cost approach but concluded they are not appropriate in valuing our reporting units given the lack of relevant market comparisons available for application of the market approach and the inability to replicate the value of the specific technology-based assets within our reporting units for application of the cost approach. Therefore, we believe that the income approach represents the most appropriate valuation technique for which sufficient data is available to determine the fair value of our reporting units.
In applying the income approach to our accounting for goodwill, we make assumptions about the amount and timing of future expected cash flows, terminal value growth rates and appropriate discount rates. The amount and timing of future cash flows within our DCF analysis is based on our most recent operational budgets, long range strategic plans and other estimates. The terminal value growth rate is used to calculate the value of cash flows beyond the last projected period in our DCF analysis and reflects our best estimates for stable, perpetual growth of our reporting units. We use estimates of market-participant risk-adjusted weighted-average costs of capital (WACC) as a basis for determining the discount rates to apply to our reporting units’ future expected cash flows.
If the carrying value of a reporting unit exceeds its fair value, we then perform the second step of the goodwill impairment test to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the estimated fair value of a reporting unit’s goodwill to its carrying value. If we were unable to complete the second step of the test prior to the issuance of our financial statements and an impairment loss was probable and could be reasonably estimated, we would recognize our best estimate of the loss in our current period financial statements and disclose that the amount is an estimate. We would then recognize any adjustment to that estimate in subsequent reporting periods, once we have finalized the second step of the impairment test.
Investments in Publicly Traded and Privately Held Entities
We account for our publicly traded investments as available-for-sale securities based on the quoted market price at the end of the reporting period. We compute realized gains and losses on sales of available-for-sale securities based on the average cost method, adjusted for any other-than-temporary declines in fair value. We account for our investments in privately held entities, for which fair value is not readily determinable, in accordance with ASC Topic 323, Investments – Equity Method and Joint Ventures.
We account for investments in entities over which we have the ability to exercise significant influence under the equity method if we hold 50 percent or less of the voting stock and the entity is not a VIE in which we are the primary beneficiary. We record these investments initially at cost, and adjust the carrying amount to reflect our share of the earnings or losses of the investee, including all adjustments similar to those made in preparing consolidated financial statements. We account for investments in entities in which we have less than a 20 percent ownership interest under the cost method of accounting if we do not have the ability to exercise significant influence over the investee.
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
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. It is not practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations are $9.193 billion as of December 31, 2010 and $9.355 billion as of December 31, 2009.
We provide for potential amounts due in various tax jurisdictions. In the ordinary course of conducting business in multiple countries and tax jurisdictions, there are many transactions and calculations where the ultimate tax outcome is uncertain. Judgment is required in determining our worldwide income tax provision. In our opinion, we have made adequate provisions for income taxes for all years subject to audit. Although we believe our estimates are reasonable, the final outcome of open tax matters may be different from that which we have reflected in our historical income tax provisions and accruals. Such differences could have a material impact on our income tax provision and operating results.
Legal, Product Liability Costs and Securities Claims
We are involved in various legal and regulatory proceedings, including intellectual property, breach of contract, securities litigation and product liability suits. In some cases, the claimants seek damages, as well as other relief, which, if granted, could require significant expenditures or impact our ability to sell our products. We are also the subject of certain governmental investigations, which could result in substantial fines, penalties, and administrative remedies. We are substantially self-insured with respect to product liability and intellectual property infringement claims. We maintain insurance policies providing limited coverage against securities claims. We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies (formerly FASB Statement No. 5, Accounting for Contingencies), we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range. We analyze litigation settlements to identify each element of the arrangement. We allocate arrangement consideration to patent licenses received based on estimates of fair value, and capitalize these amounts as assets if the license will provide an on-going future benefit. See Note L - Commitments and Contingencies for discussion of our individual material legal proceedings.
Costs Associated with Exit Activities
We record employee termination costs in accordance with ASC Topic 712, Compensation - Nonretirement and Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits), if we pay the benefits as part of an on-going benefit arrangement, which includes benefits provided as part of our domestic severance policy or that we provide in accordance with international statutory requirements. We accrue employee termination costs associated with an on-going benefit arrangement if the obligation is attributable to prior services rendered, the rights to the benefits have vested and the payment is probable and we can reasonably estimate the liability. We account for employee termination benefits that represent a one-time benefit in accordance with ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement No. 146, Accounting for

Costs Associated with Exit or Disposal Activities). We record such costs into expense over the employee’s future service period, if any. In addition, in conjunction with an exit activity, we may offer voluntary termination benefits to employees. These benefits are recorded when the employee accepts the termination benefits and the amount can be reasonably estimated. Other costs associated with exit activities may include contract termination costs, including costs related to leased facilities to be abandoned or subleased, and impairments of long-lived assets.
Translation of Foreign Currency
We translate all assets and liabilities of foreign subsidiaries from local currency into U.S. dollars using the year-end exchange rate, and translate revenues and expenses at the average exchange rates in effect during the year. We show the net effect of these translation adjustments in our consolidated financial statements as a component of accumulated other comprehensive loss. For any significant foreign subsidiaries located in highly inflationary economies, we would re-measure their financial statements as if the functional currency were the U.S. dollar. We did not record any highly inflationary economy translation adjustments in 2010, 2009 or 2008.
Foreign currency transaction gains and losses are included in other, net in our consolidated statements of operations, net of losses and gains from any related derivative financial instruments. We recognized net foreign currency transaction losses of $9 million in 2010, $5 million in 2009, and gains of $5 million in 2008.
Financial Instruments
We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815. Refer to Note E – Fair Value Measurements for more information on our derivative instruments.
Shipping and Handling Costs
We generally do not bill customers for shipping and handling of our products. Shipping and handling costs of $88 million in 2010, $82 million in 2009, and $72 million in 2008 are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.
Research and Development
We expense research and development costs, including new product development programs, regulatory compliance and clinical research as incurred. Refer to Purchased Research and Development for our policy regarding in-process research and development acquired in connection with our business combinations and strategic alliances.
Employee Retirement Plans
In connection with our 2006 acquisition of Guidant Corporation, we now sponsor the Guidant Retirement Plan, a frozen noncontributory defined benefit plan covering a select group of current and former employees. The funding policy for the plan is consistent with U.S. employee benefit and tax-funding regulations. Plan assets, which are maintained in a trust, consist primarily of equity and fixed-income instruments.

We maintain an Executive Retirement Plan, a defined benefit plan covering executive officers and division presidents. Participants may retire with unreduced benefits once retirement conditions have been satisfied. Further, we sponsor the Guidant Supplemental Retirement Plan, a frozen, nonqualified defined benefit plan for certain former officers and employees of Guidant. The Guidant Supplemental Retirement Plan was funded through a Rabbi Trust that contains segregated company assets used to pay the benefit obligations related to the plan. In addition, certain current and former U.S. and Puerto Rico employees of Guidant are eligible to receive a portion of their healthcare retirement benefits under a frozen defined benefit plan. We also maintain retirement plans covering certain international employees.
We use a December 31 measurement date for these plans and record the underfunded portion as a liability, recognizing changes in the funded status through other comprehensive income. The outstanding obligation as of December 31, 2010 and 2009 is as follows:

	As of December 31, 2010			As of December 31, 2009
	Projected			Projected
	Benefit		Underfunded	Benefit		Underfunded
	Obligation	Fair value of	PBO	Obligation	Fair value of	PBO
(in millions)	(PBO)	Plan Assets	Recognized	(PBO)	Plan Assets	Recognized

Executive Retirement Plan	$11		11	$14		$14
Guidant Retirement Plan (frozen)	101	$77	24	98	$68	30
Guidant Supplemental Retirement Plan (frozen)	30		30	29		29

Guidant Healthcare Retirement Benefit Plan (frozen)	10		10	14		14
International Retirement Plans	72	36	36	59	28	31

	$224	$113	$111	$214	$96	$118

The value of the Rabbi Trust assets used to pay the Guidant Supplemental Retirement Plan benefits included in our accompanying consolidated financial statements was approximately $30 million as of December 31, 2010 and 2009.
The assumptions associated with our employee retirement plans as of December 31, 2010 are as follows:

			Long-Term
			Healthcare	Rate of
	Discount	Expected Return	Cost	Compensation
	Rate	on Plan Assets	Trend Rate	Increase

Executive Retirement Plan	5.00%			3.50%
Guidant Retirement Plan (frozen)	6.00%	7.75%
Guidant Supplemental Retirement Plan (frozen)	5.50%
Healthcare Retirement Benefit Plan (frozen)	4.75%		5.00%
International Retirement Plans	1.25% - 5.00%	2.50% - 4.10%		3.00%
We base our discount rate on the rates of return available on high-quality bonds with maturities approximating the expected period over which benefits will be paid. The rate of compensation increase is based on historical and expected rate increases. We review external data and historical trends in healthcare costs to determine healthcare cost trend rate assumptions. We base our rate of expected return on plan assets on historical experience, our investment guidelines and expectations for long-term rates of return. A rollforward of the changes in the fair value of plan assets for our funded retirement plans during 2010 and 2009 is as follows:

	Year Ended December 31,
(in millions)	2010	2009

Beginning fair value	$96	$76
Actual return on plan assets	8	18
Employer contributions	19	6
Benefits paid	(14)	(6)
Net transfers in (out)	1	3
Foreign currency exchange	3	(1)

Ending fair value	$113	$96

Our investment policy with respect to these plans is to maximize the ability to meet plan liabilities while minimizing the need to make future contributions to the plans. Plan assets are invested primarily in equity securities and debt securities.
We also sponsor a voluntary 401(k) Retirement Savings Plan for eligible employees. We match employee contributions equal to 200 percent for employee contributions up to two percent of employee compensation, and fifty percent for employee contributions greater than two percent, but not exceeding six percent, of pre-tax employee compensation. Total expense for our matching contributions to the plan was $64 million in 2010, $71 million in 2009, and $63 million in 2008.
In connection with our acquisition of Guidant, we previously sponsored the Guidant Employee Savings and Stock Ownership Plan, which allowed for employee contributions of a percentage of pre-tax earnings, up to established federal limits. Our matching contributions to the plan were in the form of shares of stock, allocated from the Employee Stock Ownership Plan (ESOP). Refer to Note N – Stock Ownership Plans for more information on the ESOP. Effective June 1, 2008, this plan was merged into our 401(k) Retirement Savings Plan, described above. Prior to this merger, expense for our matching contributions to the plan was $12 million in 2008.
Net Income (Loss) per Common Share
We base net income (loss) per common share upon the weighted-average number of common shares and common stock equivalents outstanding during each year. Potential common stock equivalents are determined using the treasury stock method. We exclude stock options whose effect would be anti-dilutive from the calculation.
NOTE B – ACQUISITIONS
During 2010, we paid approximately $200 million in cash to acquire Asthmatx, Inc. and certain other strategic assets. We did not consummate any material acquisitions during 2009. During 2008, we paid approximately $40 million in cash to acquire CryoCor, Inc. and Labcoat, Ltd. Each of these acquisitions is described in further detail below. The purchase price allocations presented for our 2010 acquisitions are preliminary, pending finalization of the valuation surrounding deferred tax assets and liabilities, and will be finalized in 2011.
Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma information for these acquisitions given the immateriality of their results to our consolidated financial statements.
2010 Acquisitions
Asthmatx, Inc.
On October 26, 2010, we completed the acquisition of 100 percent of the fully diluted equity of Asthmatx, Inc. Asthmatx designs, manufactures and markets a less-invasive, catheter-based bronchial thermoplasty procedure for the treatment of severe persistent asthma. The acquisition was intended to broaden and diversify our product portfolio by expanding into the area of endoscopic pulmonary intervention. We are integrating the operations of the Asthmatx business into our Endoscopy division. We paid approximately $194 million at the closing of the transaction using cash on hand, and may be required to pay future consideration up to $250 million that is contingent upon the achievement of certain revenue-based milestones.
As of the acquisition date, we recorded a contingent liability of $54 million, representing the estimated fair value of the contingent consideration we currently expect to pay to the former shareholders of Asthmatx upon the achievement of certain revenue-based milestones. The acquisition agreement provides for payments on product sales using technology acquired from Asthmatx of up to $200 million through December 2016 and, in addition, we may be obligated to pay a one-time revenue-based milestone payment of $50 million, no later than 2019, for a total of $250 million in maximum future consideration.
The fair value of the contingent consideration liability associated with the $200 million of potential payments was estimated by discounting, to present value, the contingent payments expected to be made based on our estimates of the revenues expected to result from the acquisition. We used a risk-adjusted discount rate of 20 percent to reflect the market risks of commercializing this technology, which we believe is appropriate and representative of market participant assumptions. For the $50 million milestone payment, we used a probability-weighted scenario approach to determine the fair value of this obligation using internal revenue projections and external market factors. We applied a rate of probability to each scenario, as well as a risk-adjusted discount factor, to derive the estimated fair value of the contingent consideration as of the acquisition date. This fair value measurement is based on significant unobservable inputs, including management estimates and assumptions and, accordingly, is classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements). In accordance with ASC Topic 805, Business Combinations (formerly FASB Statement No. 141(R), Business Combinations), we will re-measure this liability each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in discount periods and rates, as well as changes in the timing and amount of revenue estimates. During the fourth quarter of 2010, we recorded expense of $2 million in the accompanying statements of operations representing the increase in fair value of this obligation between the acquisition date and December 31, 2010.
The components of the preliminary purchase price as of the acquisition date for our 2010 acquisitions are as follows:

		All
(in millions)	Asthmatx	Other	Total

Cash	$194	$5	$199
Fair value of contingent consideration	54	15	69

	$248	$20	$268

We accounted for these acquisitions as business combinations and, in accordance with Topic 805, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the preliminary purchase price allocations:

		All
(in millions)	Asthmatx	Other	Total

Goodwill	$68	$5	$73
Amortizable intangible assets	176	3	179
Indefinite-lived intangible assets	45	12	57
Other net assets	2		2
Deferred income taxes	(43)		(43)

	$248	$20	$268

Transaction costs associated with these acquisitions were expensed as incurred through selling, general and administrative costs in the statement of operations and were not material in 2010.
We allocated the preliminary purchase price to specific intangible asset categories as follows:

				Weighted	Range of Risk-
				Average	Adjusted Discount
				Amortization	Rates used in
	Amount Assigned			Period	Purchase Price
	(in millions)			(in years)	Allocation
	Asthmatx	All Other	Total

Amortizable intangible assets
Technology - core	$168		$168	12.0	28.0%
Technology - developed	8	$3	11	5.5	27.0% - 35.5%

	176	3	179	11.6

Indefinite-lived intangible assets
Purchased research and development	45	12	57		29.0% - 36.0%

	$221	$15	$236

Core technology consists of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. Developed technology represents the value associated with marketed products that have received regulatory approval, primarily the Alair® Bronchial Thermoplasty System acquired from Asthmatx, which is approved for distribution in CE Mark countries and received FDA approval in April 2010. The amortizable intangible assets are being amortized on a straight-line basis over their assigned useful lives.
Purchased research and development represents the estimated fair value of acquired in-process research and development projects, including the second generation of the Alair® product, which have not yet reached technological feasibility. The indefinite-lived intangible assets will be tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with our accounting policies described in Note A- Significant Accounting Policies, and amortization of the purchased research and development will begin upon completion of the project. As of the acquisition date, we estimate that the total cost to complete the in-process research and development programs acquired from Asthmatx is between $10 million and $15 million. We currently expect to launch the second generation of the Alair® product in the U.S. in 2014, in our Europe/Middle East/Africa (EMEA) region and certain Inter-Continental countries in 2016, and Japan in 2017, subject to regulatory approvals. We expect material net cash inflows from such products to commence in 2014, following the launch of this technology in the U.S.
We believe that the estimated intangible asset values so determined represent the fair value at the date of each acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach, specifically the discounted cash flow method, to derive the fair value of the amortizable intangible assets and purchased research and development. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by Topic 820.
We recorded the excess of the purchase price over the estimated fair values of the identifiable assets as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technology, as well as synergies expected to be gained from the integration of these businesses into our existing operations, and has been allocated to our reportable segments as follows based on the relative expected benefit from the business combinations, as follows:

(in millions)	Asthmatx	All Other	Total

U.S.	$17	$5	$22
EMEA	44		44
Inter-Continental	4		4
Japan	3		3

	$68	$5	$73

2009 Acquisitions
Our policy is to expense certain costs associated with strategic investments outside of business combinations as purchased research and development as of the acquisition date. Our adoption of Statement No. 141(R) (Topic 805) did not change this policy with respect to asset purchases. In accordance with this policy, we recorded purchased research and development charges of $21 million in 2009, associated with entering certain licensing and development arrangements. Since the technology purchases did not involve the transfer of processes or outputs as defined by Statement No. 141(R) (Topic 805), the transactions did not qualify as business combinations.
2008 Acquisitions
Labcoat, Ltd.
In December 2008, we completed the acquisition of the assets of Labcoat, Ltd., a development-stage drug-coating company, for a purchase price of $17 million, net of cash acquired.
CryoCor, Inc.
In May 2008, we completed our acquisition of 100 percent of the fully diluted equity of CryoCor, Inc., and paid a cash purchase price of $21 million, net of cash acquired. CryoCor was developing products using cryogenic technology for use in treating atrial fibrillation.
In 2008, in accordance with accounting guidance applicable at the time, we consummated the acquisitions of Labcoat and CryoCor and recorded $43 million of purchased research and development charges, including $17 million associated with Labcoat and $8 million attributable to CryoCor, as well as $18 million associated with entering certain licensing and development arrangements. During 2010, we suspended the Labcoat and CryoCor in-process research and development projects.
Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. In August 2007, we entered an agreement to amend our 2004 merger agreement with the principal former shareholders of Advanced Bionics Corporation. Previously, we were obligated to pay future consideration contingent primarily on the achievement of future performance milestones. The amended agreement provided a new schedule of consolidated, fixed payments, consisting of $650 million that was paid in 2008, and a final $500 million payment, paid in 2009. We received cash proceeds of $150 million in 2008 related to our sale of a controlling interest in the Auditory business acquired with Advanced Bionics, and received additional proceeds of $40 million in 2009 related to the sale of our remaining interest in this business. Refer to Note C – Divestitures and Assets Held for Sale for a discussion of this transaction. During 2010, we made total payments of $12 million related to prior period acquisitions. During 2009, including the $500 million payment to the former shareholders of Advanced Bionics, we made total payments of $523 million related to prior period acquisitions. During 2008, we paid $675 million related to prior period acquisitions, consisting primarily of the $650 million payment made to the principal former shareholders of Advanced Bionics.
As of December 31, 2010, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions consummated prior to 2010 is approximately $260 million. In accordance with accounting guidance applicable at the time we consummated these acquisitions, we do not recognize a liability until the contingency is resolved and consideration is issued or becomes issuable. Topic 805 now requires the recognition of a liability equal to the expected fair value of future contingent payments at the acquisition date for all acquisitions consummated after January 1, 2009. In connection with our 2010 business combinations, we recorded liabilities of $69 million representing the estimated fair value of contingent payments expected to be made, including $54 million associated with Asthmatx and $15 million attributable to other acquisitions. The maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with our 2010 acquisitions is approximately $275 million. Included in the accompanying consolidated balance sheets is accrued contingent consideration of $71 million as of December 31, 2010 and $6 million as of December 31, 2009.
NOTE C – DIVESTITURES AND ASSETS HELD FOR SALE
Neurovascular Divestiture
On January 3, 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion, payable in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, and will receive $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We are providing transitional services to Stryker through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of up to 24 months, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We acquired the Neurovascular business in 1997 with our acquisition of Target Therapeutics. The 2010 revenues generated by the Neurovascular business were $340 million, or approximately four percent of our consolidated net sales.
In accordance with ASC Topic 360-10-45, Impairment or Disposal of Long-lived Assets, we reclassified as of the October 28, 2010 announcement date, and have presented separately, the assets of the Neurovascular business as ‘assets held for sale’ in the accompanying consolidated balance sheets. As of the announcement date, we ceased amortization and depreciation of the assets to be transferred. Pursuant to the divestiture agreement, Stryker did not assume any liabilities recorded as of the closing date associated with the Neurovascular business. The assets held for sale included in the accompanying consolidated balance sheets attributable to the divestiture consist of the following:

	As of December 31,
(in millions)	2010	2009

Inventories	$30	$29
Property, plant and equipment, net	4	4
Goodwill	478	468
Other intangible assets, net	59	64

	$571	$565

We also reclassified to ‘assets held for sale’ certain property, plant and equipment that we intend to sell within the next twelve months having a net book value of $5 million as of December 31, 2010 and $13 million as of December 31, 2009. The assets classified as ‘held for sale’ in our accompanying consolidated balance sheets, excluding goodwill and intangible assets, which we do not allocate to our reportable segments, are primarily located in the U.S. and Ireland, and were previously included in our U.S. and EMEA reportable segments.

Other Divestitures
In 2008, we completed the sale of certain non-strategic businesses for gross proceeds of approximately $1.3 billion. We sold a controlling interest in our Auditory business and drug pump development program, acquired with Advanced Bionics Corporation in 2004, to entities affiliated with the principal former shareholders of Advanced Bionics for an aggregate purchase price of $150 million in cash. Under the terms of the agreement, we retained an equity interest in the limited liability company formed for purposes of operating the Auditory business and, in 2009, received proceeds of $40 million from the subsequent sale of this investment. In addition, we sold our Cardiac Surgery and Vascular Surgery businesses to the Getinge Group for net cash proceeds of approximately $700 million. We acquired the Cardiac Surgery business in April 2006 with our acquisition of Guidant Corporation and acquired the Vascular Surgery business in 1995. Further, we sold our Fluid Management and Venous Access businesses to Navilyst Medical (affiliated with Avista Capital Partners) for net cash proceeds of approximately $400 million, and recorded a gain of $234 million during 2008 associated with the transaction. We acquired the Fluid Management business as part of our acquisition of Schneider Worldwide in 1998. Further, we sold our Endovascular Aortic Repair program obtained in connection with our 2005 acquisition of TriVascular, Inc. for $30 million in cash, and recorded a gain of $16 million during 2008 associated with the transaction.
NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS
The gross carrying amount of goodwill and other intangible assets and the related accumulated amortization for intangible assets subject to amortization and accumulated write-offs of goodwill as of December 31, 2010 and 2009 is as follows:

	As of December 31, 2010		As of December 31, 2009
		Accumulated		Accumulated
	Gross Carrying	Amortization/	Gross Carrying	Amortization/
(in millions)	Amount	Write-offs	Amount	Write-offs

Amortizable intangible assets
Technology - core	$6,658	$(1,424)	$6,490	$(1,107)
Technology - developed	1,026	(966)	1,013	(798)
Patents	527	(309)	543	(304)
Other intangible assets	808	(325)	805	(266)

	9,019	(3,024)	8,851	(2,475)

Unamortizable intangible assets
Goodwill	14,616	(4,430)	14,549	(2,613)
Technology - core	291		291
In-process research and development	57

	$14,964	$(4,430)	$14,840	$(2,613)
2010 Goodwill Impairment Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. The ship hold and product removal actions associated with our U.S. implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) products, which we announced on March 15, 2010, described in Item 7 of this Annual Report, and the expected corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. Cardiac Rhythm Management (CRM) reporting unit. Therefore, we performed an interim impairment test in accordance with our accounting policies described in Note A – Significant Accounting Policies, and recorded a $1.848 billion, on both a pre-tax and after-tax basis, goodwill impairment charge associated with our U.S. CRM reporting unit. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge, resulting in a final goodwill impairment charge of $1.817 billion. This charge does not impact our compliance with our debt covenants or our cash flows.

At the time we performed our interim goodwill impairment test, we estimated that our U.S. defibrillator market share would decrease approximately 400 basis points exiting 2010 as a result of the ship hold and product removal actions, as compared to our market share exiting 2009, and that these actions would negatively impact our 2010 U.S. CRM revenues by approximately $300 million. In addition, we expected that our on-going U.S. CRM net sales and profitability would likely continue to be adversely impacted as a result of the ship hold and product removal actions. Therefore, as a result of these product actions, as well as lower expectations of market growth in new areas and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our 15-year discounted cash flow (DCF) model, as well as our terminal value growth rate, by approximately a couple of hundred basis points to derive the fair value of the U.S. CRM reporting unit. The reduction in our forecasted 2010 U.S. CRM net sales, the change in our expected sales growth rates thereafter and the reduction in profitability as a result of the recently enacted excise tax on medical device manufacturers, discussed in Item 7 of this Annual Report, were several key factors contributing to the impairment charge. Partially offsetting these factors was a 50 basis point reduction in our estimated market-participant risk-adjusted weighted-average cost of capital (WACC) used in determining our discount rate.
In the second quarter of 2010, we performed our annual goodwill impairment test for all of our reporting units. We updated our U.S. CRM assumptions to reflect our market share position at that time, our most recent operational budgets and long range strategic plans. In conjunction with our annual test, the fair value of each reporting unit exceeded its carrying value, with the exception of our U.S. CRM reporting unit. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM reporting unit continues to exceed its fair value, due primarily to the book value of amortizable intangible assets allocated to this reporting unit. The remaining book value of our amortizable intangible assets which have been allocated to our U.S. CRM reporting unit is approximately $3.5 billion as of December 31, 2010. We tested these amortizable intangible assets for impairment on an undiscounted cash flow basis as of March 31, 2010, and determined that these assets were not impaired, and there have been no impairment indicators related to these assets subsequent to the performance of that test. The assumptions used in our annual goodwill impairment test related to our U.S. CRM reporting unit were substantially consistent with those used in our first quarter interim impairment test.
In the fourth quarter of 2010, we performed an interim impairment test on our international reporting units as a result of the announced divestiture of our Neurovascular business, discussed in Note C – Divestitures and Assets Held for Sale. As part of the divestment, we allocated a portion of our goodwill from our international reporting units to the Neurovascular business being sold. We then tested each of our international reporting units for impairment in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Our testing did not identify any reporting units whose carrying values exceeded the calculated fair values. However, the level of excess fair value over carrying value for our EMEA region is approximately six percent, a decrease from 14 percent in the second quarter.
Goodwill Impairment Monitoring
We have identified a total of four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM unit, which holds $1.5 billion of allocated goodwill, our U.S. Cardiovascular unit, which holds $2.2 billion of allocated goodwill, our U.S. Neuromodulation unit, which holds $1.2 billion of allocated goodwill, and our EMEA region, which holds $3.9 billion of allocated goodwill. The level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately six percent to 23 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and perpetual growth rate assumptions, as well as the WACC. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied would require that we perform the second step of the goodwill impairment test for our U.S. CRM, U.S. Neuromodulation, and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for all four of the reporting units with higher risk of impairment. The estimates used for our future cash flows and discount rates are our best estimates and we believe they are reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:
•
decreases in estimated market sizes or market growth rates due to greater-than-expected pricing pressures, product actions, product sales mix, disruptive technology developments, government cost containment initiatives and healthcare reforms, and/or other economic conditions;

•
declines in our market share and penetration assumptions due to increased competition, an inability to develop or launch new products, and market and/or regulatory conditions that may cause significant launch delays or product recalls;

•	declines in revenue as a result of loss of key members of our sales force and other key personnel;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

•	adverse legal decisions resulting in significant cash outflows;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts;

•
decreases in our profitability due to an inability to successfully implement and achieve timely and sustainable cost improvement measures consistent with our expectations, increases in our market-participant tax rate, and/or changes in tax laws;

•	increases in our market-participant risk-adjusted WACC; and

•	changes in the structure of our business as a result of future reorganizations or divestitures of assets or businesses.
Negative changes in one or more of these factors could result in additional impairment charges.
2008 Goodwill Impairment Charge
During the fourth quarter of 2008, the decline in our stock price and our market capitalization created an indication of potential impairment of our goodwill balance. Therefore, we performed an interim impairment test and recorded a $2.613 billion goodwill impairment charge associated with our U.S. CRM reporting unit. As a result of economic conditions and the related increase in volatility in the equity and credit markets, which became more pronounced starting in the fourth quarter of 2008, our estimated risk-adjusted WACC increased 150 basis points from 9.5 percent during our 2008 second quarter annual goodwill impairment assessment to 11.0 percent during our 2008 fourth quarter interim impairment assessment. This change, along with reductions in market demand for products in our U.S. CRM reporting unit relative to our assumptions at the time of the Guidant acquisition, were the key factors contributing to the impairment charge. At the time we acquired the CRM business from Guidant Corporation in 2006, we expected average U.S. CRM net sales growth rates in the mid-teens; however, due to changes in end market demand, we reduced our estimates of average U.S. CRM sales growth rates to the mid-to-high single digits. Our estimated risk-adjusted market-participant WACC decreased 50 basis points from 11.0 percent during our 2008 fourth quarter interim impairment assessment to 10.5 percent during our 2009 second quarter annual goodwill impairment assessment, and our other significant assumptions remained largely consistent. Our 2009 goodwill impairment test did not identify any reporting units whose carrying values exceeded estimated fair values. See Note A – Significant Accounting Policies for further discussion of our policies and methodologies related to goodwill impairment testing.
Other Intangible Asset Impairment Charges
During 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. In addition, as part of our initiatives to reprioritize and diversify our product portfolio, we discontinued one of our internal research and development programs to focus on those with a higher likelihood of success. As a result of these factors, and in accordance with our accounting policies described in Note A, we tested the related intangible assets for impairment and recorded intangible asset impairment charges of $65 million to write down the balance of these intangible assets to their fair values. We have recorded these amounts in the intangible asset impairment charges caption in our accompanying consolidated statements of operations.
During 2009, we recorded $12 million of intangible asset impairment charges to write down the value of certain intangible assets to their fair value, due primarily to lower than anticipated market penetration of one of our Urology technology offerings.
During 2008, we reduced our future revenue and cash flow forecasts associated with certain of our Peripheral Interventions-related intangible assets, primarily as a result of a recall of one of our products. Therefore, we tested these intangible assets for impairment, and determined that these assets were impaired, resulting in a $131 million charge to write down these intangible assets to their fair value. Further, as a result of significantly lower than forecasted sales of certain of our Urology products, due to lower than anticipated market penetration, we determined that certain of our Urology-related intangible assets were impaired, resulting in a $46 million impairment charge to write down these intangible assets to their fair value.
The intangible asset category and associated write downs recorded in 2010, 2009 and 2008 were as:

	Year Ended December 31,
(in millions)	2010	2009	2008

Technology - developed	$18
Technology - core	47	$10	$126
Other intangible assets		2	51

	$65	$12	$177

Estimated amortization expense for each of the five succeeding fiscal years based upon our intangible asset portfolio as of December 31, 2010 is as follows:

Estimated
Amortization
Expense
Fiscal Year	(in millions)

2011	$430
2012	385
2013	371
2014	367
2015	366
Our core technology that is not subject to amortization represents technical processes, intellectual property and/or institutional understanding acquired through business combinations that is fundamental to the on-going operations of our business and has no limit to its useful life. Our core technology that is not subject to amortization is comprised primarily of certain purchased stent and balloon technology, which is foundational to our continuing operations within the Cardiovascular market and other markets within interventional medicine. We test our indefinite-lived intangible assets at least annually for impairment and reassess their classification as indefinite-lived assets. Our 2009 impairment test did not identify any indefinite-lived intangible assets whose carrying value exceeded its estimated fair value. We amortize all other core technology over its estimated useful life.
Goodwill as of December 31, 2010 as allocated to our U.S., EMEA, Japan, and Inter-Continental reportable segments for purposes of our goodwill impairment testing is presented below. Our U.S. goodwill is further allocated to our U.S. reporting units for our goodwill testing in accordance with Topic 350. The following is a rollforward of our goodwill balance by reportable segment:

				Inter-
(in millions)	United States	EMEA	Japan	Continental	Total

Balance as of January 1, 2009	$7,160	$4,073	$597	$591	$12,421
Purchase price adjustments	(21)	(6)			(27)
Goodwill acquired	2	1		1	4
Contingent consideration	6				6
Goodwill reclassified to assets held for sale*	(164)	(193)	(48)	(63)	(468)

Balance as of December 31, 2009	$6,983	$3,875	$549	$529	$11,936
Purchase price adjustments	1	(2)	(1)	(1)	(3)
Goodwill acquired	22	44	3	4	73
Contingent consideration	7				7
Goodwill written off	(1,817)				(1,817)
Adjustments to goodwill classified as held for sale	(7)	(2)		(1)	(10)

Balance as of December 31, 2010	$5,189	$3,915	$551	$531	$10,186

*
As of December 31, 2010, in conjunction with the January 2011 sale of our Neurovascular business, we present separately the assets of the disposal group, including the related goodwill, as ‘assets held for sale’ within our accompanying consolidated balance sheets. The 2009 reclassification and balances as of December 31, 2009 are presented are for comparative purposes and were not classified as held for sale at that date. Refer to Note C – Divestitures and Assets Held for Sale for more information regarding this transaction, and for the major classes of assets, including goodwill, classified as held for sale.

The 2009 and 2010 purchase price adjustments related primarily to adjustments in taxes payable and deferred income taxes, including changes in the liability for unrecognized tax benefits.
The following is a rollforward of accumulated goodwill write-offs by reportable segment:

				Inter-
(in millions)	United States	EMEA	Japan	Continental	Total

Accumulated write-offs as of January 1, 2009	$(2,613)				$(2,613)
Goodwill written off					–

Accumulated write-offs as of December 31, 2009	(2,613)				(2,613)
Goodwill written off	(1,817)				(1,817)

Accumulated write-offs as of December 31, 2010	$(4,430)				$(4,430)

NOTE E – FAIR VALUE MEASUREMENTS
Derivative Instruments and Hedging Activities
We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with FASB ASC Topic 815, Derivatives and Hedging (formerly FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities). In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.
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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of December 31, 2010 and December 31, 2009 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.679 billion as of December 31, 2010 and $2.760 billion as of December 31, 2009.
We recognized net losses of $30 million in earnings on our cash flow hedges during 2010, as compared to net gains of $4 million during 2009 and net losses of $67 million during 2008. All currency cash flow hedges outstanding as of December 31, 2010 mature within 36 months. As of December 31, 2010, $71 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $44 million as of December 31, 2009. As of December 31, 2010, $47 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
During 2009, we directed our EMEA sales offices to converge differing operating structures to a consistent limited risk distribution sales structure beginning in the third quarter of 2010. This change impacted our EMEA transaction flow and effectively moved our foreign exchange risk from third-party sales to intercompany sales. While the convergence has not had a significant impact on the magnitude of foreign currency exposure, we de-designated certain cash flow hedges of third-party sales. We reclassified net losses of $5 million from AOCI to current earnings during 2009 related to these de-designated cash flow hedges.

Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.398 billion as of December 31, 2010 and $1.982 billion as of December 31, 2009.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. During 2009, our interest rate derivative instruments either matured as scheduled or were terminated in connection with the prepayment of our bank term loan, discussed further in Note G – Borrowings and Credit Arrangements. We recognized $27 million of losses within interest expense during 2009 due to the early termination of these interest rate contracts. We had no interest rate derivative instruments outstanding as of December 31, 2010 or December 31, 2009. In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt, which we have designated as fair value hedges.
In prior years we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $2 million as of December 31, 2010 and $3 million as of December 31, 2009, and unamortized losses of $5 million as of December 31, 2010 and $8 million as of December 31, 2009, related to the fixed-to-floating interest rate contracts. We recognized approximately $2 million of interest expense during 2010 and 2009 related to these derivative instruments. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $8 million as of December 31, 2010 and $11 million as of December 31, 2009. We recognized approximately $3 million as a reduction of interest expense during 2010 and $2 million as a reduction in interest expense related to these derivative instruments during 2009. As of December 31, 2010, $5 million of net gains, net of tax, are recorded in AOCI to recognize the effective portion of these instruments, as compared to $7 million of net gains as of December 31, 2009. As of December 31, 2010, an immaterial amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.
During 2010, we recognized in earnings an immaterial amount of net gains related to our previously terminated interest rate derivative contracts. During 2009, we recognized in earnings $70 million of net losses, inclusive of the $27 million of interest rate contract termination losses described above, related to our interest rate derivative instruments, including previously terminated interest rate derivative contracts. During 2008, we recognized in earnings $20 million of net losses related to our interest rate contracts.

Counterparty Credit Risk
We do not have significant concentrations of credit risk arising from our derivative financial instruments, whether from an individual counterparty or a related group of counterparties. We manage our concentration of counterparty credit risk on our derivative instruments by limiting acceptable counterparties to a diversified group of major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to each counterparty, and by actively monitoring their credit ratings and outstanding fair values on an on-going basis. Furthermore, none of our derivative transactions are subject to collateral or other security arrangements and none contain provisions that are dependent on our credit ratings from any credit rating agency.
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
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying consolidated statements of operations during 2010 and 2009:

		Amount of Pre-
	Amount of Pre-	tax Gain (Loss)		Amount of Pre-tax Gain
	tax Gain (Loss)	Reclassified from		(Loss) Recognized in
	Recognized in	AOCI into		Earnings on Ineffective
	OCI	Earnings		Portion and Amount
	(Effective	(Effective	Location in Statement of	Excluded from	Location in Statement of
(in millions)	Portion)	Portion)	Operations	Effectiveness Testing*	Operations

Year Ended December 31, 2010

Interest rate contracts		$3	Interest expense

Currency hedge contracts	$(74)	(30)	Cost of products sold

	$(74)	$(27)

Year Ended December 31, 2009

Interest rate contracts	$(24)	$(41)	Interest expense	$(27)	Interest expense	**

Currency hedge contracts	(57)	9	Cost of products sold	(5)	Cost of products sold	***

	$(81)	$(32)		$(32)

* Other than described in **, the amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was de minimis in 2010 and 2009.
** We prepaid $2.825 billion of our term loan debt in 2009 and recognized ineffectiveness of $27 million on interest rate swaps for which there was no longer an underlying exposure.
*** Represents amount reclassified from AOCI to earnings in 2009 related to de-designated cash flow hedges.

		Amount of Gain (Loss) Recognized
	Location	in Earnings (in millions)
Derivatives Not Designated as	in Statement of	Year Ended December 31,
Hedging Instruments	Operations	2010	2009

Currency hedge contracts	Other, net	$(77)
Currency hedge contracts	Cost of products sold		$(1)

		$(77)	$(1)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by net gains from foreign currency transaction exposures of $68 million during 2010, and $5 million during 2009. As a result, we recorded net foreign currency losses of $9 million during 2010 and $5 million during 2009, within other, net in our accompanying consolidated financial statements.

Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures (formerly FASB Statement No. 157, Fair Value Measurements), by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of December 31, 2010, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of December 31, 2010 and December 31, 2009:

		As of December 31,
(in millions)	Location in Balance Sheet (1)	2010	2009

Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid expenses and other current assets	$32	$20
Currency hedge contracts	Other long-term assets	27	12

		59	32
Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid expenses and other current assets	23	24

Total Derivative Assets		$82	$56

Derivative Liabilities:
Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$87	$64
Currency hedge contracts	Other long-term liabilities	71	29

		158	93
Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	31	17

Total Derivative Liabilities		$189	$110

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
Other Fair Value Measurements
Recurring Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis consist of the following as of December 31, 2010 and 2009:

	As of December 31, 2010				As of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total

Assets
Money market funds	$105			$105	$405			$405
Currency hedge contracts		$82		82		56		56

	$105	$82		$187	$405	$56		$461

Liabilities
Currency hedge contracts		$189		$189		$110		$110
Accrued contingent consideration			$71	71

		$189	$71	$260		$110		$110

In addition to $105 million invested in money market and government funds as of December 31, 2010, we had $16 million of cash invested in short-term time deposits, and $92 million in interest bearing and non-interest bearing bank accounts. In addition to $405 million invested in money market and government funds as of December 31, 2009, we had $346 million of cash invested in short-term time deposits, and $113 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) during the year ended December 31, 2010 were as follows (in millions):

Balance as of December 31, 2009
Contingent consideration liability recorded	$(69)
Fair value adjustment	(2)

Balance as of December 31, 2010	$(71)

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $43 million as of December 31, 2010 and $58 million as of December 31, 2009.
During 2010, we recorded $1.882 billion of impairment charges to adjust our goodwill and certain intangible assets to their fair values, and $16 million of losses to write down certain cost method investments to their fair values, because we deemed the decline in the values of the investments to be other-than-temporary. We wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $3.296 billion to its estimated fair value of $1.479 billion, resulting in a write-down of $1.817 billion. In addition, we recorded a loss of $60 million to write down certain of our Peripheral Interventions intangible assets, discussed in Note D, to their estimated fair values of $14 million; and a loss of $5 million, discussed in Note D, to write off the remaining value associated with certain other intangible assets. These adjustments fall within Level 3 of the fair value hierarchy, due to the use of significant unobservable inputs to determine fair value. The fair value measurements were calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.
The fair value of our outstanding debt obligations was $5.654 billion as of December 31, 2010 and $6.111 billion as of December 31, 2009, which was determined by using primarily quoted market prices for our publicly registered senior notes, classified as Level 1 within the fair value hierarchy. Refer to Note G – Borrowings and Credit Arrangements for a discussion of our debt obligations.
NOTE F – INVESTMENTS AND NOTES RECEIVABLE
We have historically entered a significant number of alliances with publicly traded and privately held entities in order to broaden our product technology portfolio and to strengthen and expand our reach into existing and new markets. During 2007, we announced our intent to sell the majority of our investment portfolio in order to monetize those investments determined to be non-strategic. In June 2008, we signed definitive agreements with Saints Capital and Paul Capital Partners to sell the majority of our investments in, and notes receivable from, certain publicly traded and privately held entities for gross proceeds of approximately $140 million. In connection with these agreements, we received proceeds of $95 million in 2008, and an additional $45 million in 2009. In addition, we received proceeds of $46 million in 2009 and $54 million in 2008 from other transactions to monetize certain other non-strategic investments.
In 2010, we recorded gains of $4 million and other-than-temporary impairments of $16 million associated with our investment portfolio. Gains and losses associated with our investments and notes receivable are recorded in other, net within our consolidated statements of operations. As of December 31, 2010, we held investments with a book value of $7 million that we accounted for under the equity method of accounting. The aggregate carrying amount of our cost method investments was $43 million as of December 31, 2010.
In 2009, we recorded gains of $23 million and other-than-temporary impairments of $14 million associated with our investment portfolio. In addition, we recorded losses of $6 million associated with our equity method investments. As of December 31, 2009, we held investments with a book value of $8 million that we accounted for under the equity method of accounting. The aggregate carrying amount of our cost method investments was $58 million as of December 31, 2009.
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
We had notes receivable from certain portfolio companies of approximately $40 million as of December 31, 2010 and 2009.
NOTE G – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $5.438 billion as of December 31, 2010 and $5.918 billion as of December 31, 2009. During the second quarter of 2010, we refinanced the majority of our 2011 debt obligations, including the establishment of a new $1.0 billion three-year, senior unsecured term loan facility, and used $900 million of the proceeds to prepay in full our loan due to Abbott Laboratories without any premium or penalty. During 2010, we also prepaid all $600 million of our senior notes due June 2011. The following are the components of our debt obligations as of December 31, 2010 and 2009:

	As of December 31,
(in millions)	2010	2009

Term loan	$250
Senior notes	250
Other	4	$3

Current debt obligations	504	3

Term loan	750
Abbott loan		900
Senior notes	4,200	5,050
Fair value adjustment (1)		(5)
Discounts	(17)	(32)
Other	1	2

Long-term debt obligations	4,934	5,915

	$5,438	$5,918

(1)
Represents net unamortized losses related to interest rate contracts to hedge the fair value of certain of our senior notes. See
Note E - Fair Value Measurements for further discussion regarding the accounting treatment for these contracts.

The debt maturity schedule for the significant components of our debt obligations as of December 31, 2010 is as follows:

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Term loan	$250	$50	$700				$1,000
Senior notes	250			$600	$1,250	$2,350	4,450

	$500	$50	$700	$600	$1,250	$2,350	$5,450

Note:	The table above does not include discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
Our term loan facility requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount due at the credit facility maturity date, currently June 2013, with up to two one-year extension options subject to certain conditions. However, in January 2011, we prepaid $250 million of these obligations using borrowings from our credit and security facility discussed below, and, accordingly, have presented the full prepayment within 2011 above, as well as within ‘current debt obligations’ in our accompanying consolidated balance sheets. As a result, quarterly principal payments of $50 million will commence in the fourth quarter of 2012. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent).
In the second quarter of 2010, we syndicated a new $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions, to replace our existing $1.75 billion revolving credit facility maturing in April 2011. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facilities as of December 31, 2010 or December 31, 2009.
In connection with our 2009 patent litigation settlement with Johnson & Johnson discussed in Note L – Commitments and Contingencies, we borrowed $200 million against our revolving credit facility during the first quarter of 2010 to fund a portion of the settlement, and subsequently repaid these borrowings during the quarter without any premium or penalty. Further, in February 2010, we posted a $745 million letter of credit under our credit facility as collateral for the remaining Johnson & Johnson obligation. In August 2010, we prepaid the remaining Johnson & Johnson obligation of $725 million, plus interest, using cash on hand and cancelled the related letter of credit. We now have full access to our $2.0 billion revolving credit facility to support operational needs. As of December 31, 2010, we had outstanding letters of credit of $120 million, as compared to $123 million as of December 31, 2009, which consisted primarily of bank guarantees and collateral for workers’ compensation insurance arrangements. As of December 31, 2010 and 2009, none of the beneficiaries had drawn upon the letters of credit or guarantees; accordingly, we have not recognized a related liability for our outstanding letters of credit in our consolidated balance sheets as of December 31, 2010 or 2009. We believe we will generate sufficient cash from operations to fund these payments and intend to fund these payments without drawing on the letters of credit.
Our revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

Actual as of
	Covenant	December 31,
	Requirement	2010
Maximum leverage ratio (1)	3.85 times	2.3 times
Minimum interest coverage ratio (2)	3.0 times	6.1 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.
(2)	Ratio of consolidated EBITDA, as defined by the agreement, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously-announced restructuring plans, plus an additional $300 million for any future restructuring initiatives. As of December 31, 2010, we had $470 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; as well as up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); and litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010. As of December 31, 2010, we had $2.154 billion of the legal payment exclusion remaining.
As of and through December 31, 2010, we were in compliance with the required covenants. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Abbott Loan
In April 2006, we borrowed $900 million from Abbott Laboratories. During 2010, we prepaid this loan in full with no penalty or premium. The loan from Abbott bore interest at a fixed 4.0 percent rate, payable semi-annually. We determined that an appropriate fair market interest rate on the loan from Abbott was 5.25 percent per annum. We recorded the loan at a discount of approximately $50 million at the inception of the loan and recorded interest at an imputed rate of 5.25 percent over the term of the loan. Upon repayment of the loan, we accelerated the recognition of the remaining unamortized discount of $10 million through interest expense. There was no remaining unamortized discount as of December 31, 2010, and $14 million as of December 31, 2009.
Senior Notes
We had senior notes outstanding of $4.450 billion as of December 31, 2010 and $5.050 billion as of December 31, 2009. These notes are publicly registered securities, are redeemable prior to maturity and are not subject to any sinking fund requirements. Our senior notes are unsecured, unsubordinated obligations and rank on a parity with each other. These notes are effectively junior to borrowings under our credit and security facility and liabilities of our subsidiaries. In December 2010, we prepaid $600 million of senior notes maturing in June 2011 and, at maturity in January 2011, paid $250 million of our senior notes. Our senior notes consist of the following as of December 31, 2010:

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

	$4,450

Rating changes throughout 2010, 2009 and 2008 had no impact on the interest rates associated with our senior notes. Our $2.0 billion of senior notes issued in 2009 contain a change-in-control provision, which provides that each holder of the senior notes may require us to repurchase all or a portion of the notes at a price equal to 101 percent of the aggregate repurchased principal, plus accrued and unpaid interest, if a rating event, as defined in the indenture, occurs as a result of a change-in-control, as defined in the indenture. Any other credit rating changes may impact our borrowing cost, but do not require us to repay any borrowings. Subsequent rating improvements may result in a decrease in the adjusted interest rate to the extent that our lowest credit rating is above BBB- or Baa3. The interest rates on our November 2015 and November 2035 Notes will be permanently reinstated to the issuance rate if the lowest credit ratings assigned to these senior notes is either A- or A3 or higher.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables, maturing in August 2011, subject to extension. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay borrowings immediately under the facility. The credit agreement required us to create a wholly-owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were no amounts borrowed under this facility as of December 31, 2010 or 2009. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $100 million of term loan borrowings maturing in 2011 and $150 million of term loan borrowings maturing in 2012.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 300 million Euro (translated to approximately $400 million as of December 31, 2010). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $363 million of receivables as of December 31, 2010 at an average interest rate of 2.0 percent, and $318 million as of December 31, 2009 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $226 million as of December 31,

2010). We discounted $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent, and $194 million of notes receivable as of December 31, 2009 at an average interest rate of 1.6 percent. Discounted and de-recognized accounts and notes receivable are excluded from trade accounts receivable in the accompanying consolidated balance sheets. The purpose of each of these programs is to provide us with additional liquidity.
NOTE H – LEASES
Rent expense amounted to $92 million in 2010, $102 million in 2009, and $92 million in 2008.
Our obligations under noncancelable capital leases were not material as of December 31, 2010 and 2009. Future minimum rental commitments as of December 31, 2010 under other noncancelable lease agreements are as follows (in millions):

2011	$83
2012	69
2013	46
2014	24
2015	15
Thereafter	45

$282

NOTE I – RESTRUCTURING-RELATED ACTIVITIES
On an on-going basis, we monitor the dynamics of the economy, the healthcare industry, and the markets in which we compete; and we continue to assess opportunities for improved operational effectiveness and efficiency, and better alignment of expenses with revenues, while preserving our ability to make the investments in research and development projects, capital and our people that are essential to our long-term success. As a result of these assessments, we have undertaken various restructuring initiatives in order to enhance our growth potential and position us for long-term success. These initiatives are described below.
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. Key activities under the plan included the restructuring of several businesses, corporate functions and product franchises in order to better utilize resources, strengthen competitive positions, and create a more simplified and efficient business model; the elimination, suspension or reduction of spending on certain research and development projects; and the transfer of certain production lines among facilities. We initiated these activities in the fourth quarter of 2007. The transfer of certain production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan, with the exception of final production line transfers, were completed as of December 31, 2009.
The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $370 million to date. We recorded a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of total costs associated with the plan by major type of cost:

Type of cost	Total amount incurred
Restructuring charges:
Termination benefits	$204 million
Fixed asset write-offs	$31 million
Other (1)	$67 million

Restructuring-related expenses:
Retention incentives	$66 million
Accelerated depreciation	$16 million
Transfer costs (2)	$43 million

$427 million

(1)	Consists primarily of consulting fees, contractual cancellations, relocation costs and other costs.
(2)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight and product line validations.
In addition, in January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, and is intended to improve overall gross profit margins. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $135 million to $150 million, and that approximately $115 million to $125 million of these charges will result in cash outlays, of which we have made payments of $40 million to date. We have recorded related costs of $79 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

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
Further, on February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $165 million to $175 million of these charges will result in cash outlays, of which we have made payments of $69 million to date. We have recorded related costs of $110 million since inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. We expect the execution of the plan will result in the elimination of approximately 1,000 to 1,300 positions by the end of 2012. The following provides a summary of our expected total costs associated with the plan by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$95 million to $100 million
Fixed asset write-offs	$10 million to $15 million
Other (1)	$55 million to $60 million

Restructuring-related expenses:
Other (2)	$20 million to $25 million

$180 million to $200 million

(1)	Includes primarily consulting fees and costs associated with contractual cancellations.
(2)	Comprised of other costs directly related to restructuring plan, including accelerated depreciation and infrastructure-related costs.
We recorded restructuring charges pursuant to our restructuring plans of $116 million during 2010, $63 million during 2009, and $78 million during 2008. In addition, we recorded expenses within other lines of our accompanying consolidated statements of operations related to our restructuring initiatives of $53 million during 2010, $67 million during 2009, and $55 million during 2008. The following presents these costs by major type and line item within our accompanying consolidated statements of operations, as well as by program:
Year Ended December 31, 2010

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$70				$11	$35	$116

Restructuring-related expenses:
Cost of products sold			$7	$41			48
Selling, general and administrative expenses						5	5
Research and development expenses

			7	41		5	53

	$70		$7	$41	$11	$40	$169

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$66				$11	$33	$110
Plant Network Optimization program	4		$7	$28			39
2007 Restructuring plan				13		7	20

	$70		$7	$41	$11	$40	$169

Year Ended December 31, 2009

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$13	$16	$63

Restructuring-related expenses:
Cost of products sold		$5	$8	$37			50
Selling, general and administrative expenses		10	3			1	14
Research and development expenses		3					3

		18	11	37		1	67

	$34	$18	$11	$37	$13	$17	$130

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Plant Network Optimization program	$22		$6	$12			$40
2007 Restructuring plan	12	18	5	25	$13	$17	90

	$34	$18	$11	$37	$13	$17	$130

Year Ended December 31, 2008

	Termination	Retention	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Incentives	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$34				$10	$34	$78

Restructuring-related expenses:
Cost of products sold		$9	$4	$4			17
Selling, general and administrative expenses		27	4				31
Research and development expenses		7					7

		43	8	4			55

	$34	$43	$8	$4	$10	$34	$133

Restructuring and restructuring-related costs recorded in 2008 related entirely to our 2007 Restructuring plan.
Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for one-time involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits (formerly FASB Statement No. 112, Employer’s Accounting for Postemployment Benefits) and ASC Topic 420, Exit or Disposal Cost Obligations (formerly FASB Statement 146, Accounting for Costs Associated with Exit or Disposal Activities). We expect to record additional termination benefits related to our Plant Network Optimization program and 2010 Restructuring plan in 2011 and 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Retention incentives represent cash incentives, which were recorded over the service period during which eligible employees remained employed with us in order to retain the payment. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges of $433 million and restructuring-related costs of $183 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	plan	Optimization	plan	Total

Termination benefits	$66	$26	$204	$296
Fixed asset write-offs	11		31	42
Other	28		67	95

Restructuring charges	105	26	302	433

Retention incentives			66	66
Accelerated depreciation		13	16	29
Transfer costs		40	43	83
Other	5			5

Restructuring-related expenses	5	53	125	183

	$110	$79	$427	$616

The following is a rollforward of the restructuring liability associated with each of these initiatives, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying consolidated balance sheets:

				Plant
				Network
	2010 Restructuring plan			Optimization	2007 Restructuring plan
	Termination			Termination	Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Benefits	Other	Subtotal	Total

Charges					$158	$10	$168	$168
Cash payments					(23)	(8)	(31)	(31)

Accrued as of December 31, 2007					135	2	137	137
Charges					34	34	68	68
Cash payments					(128)	(35)	(163)	(163)

Accrued as of December 31, 2008					41	1	42	42
Charges				$22	12	17	29	51
Cash payments					(28)	(18)	(46)	(46)

Accrued as of December 31, 2009				22	25	-	25	47
Charges	$66	$28	$94	4	3	6	9	107
Other adjustments to accruals					(3)		(3)	(3)
Cash payments	(45)	(20)	(65)		(16)	(5)	(21)	(86)

Accrued as of December 31, 2010	$21	$8	$29	$26	$9	$1	$10	$65

We made total cash payments associated with restructuring initiatives pursuant to these plans of $133 million during 2010 and have made total cash payments of $479 million since committing to each plan. Each of these payments was made using cash generated from operations, and are comprised of the following:

	2010	Plant	2007
	Restructuring	Network	Restructuring
(in millions)	plan	Optimization	plan	Total

Year Ended December 31, 2010
Termination benefits	$45		$16	$61
Retention incentives			2	2
Transfer costs		$28	13	41
Other	24		5	29

	$69	$28	$36	$133

Program to Date
Termination benefits	$45		$195	$240
Retention incentives			66	66
Transfer costs		$40	43	83
Other	24		66	90

	$69	$40	$370	$479

NOTE J – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying consolidated balance sheets are as follows:

	As of December 31,
(in millions)	2010	2009

Trade accounts receivable, net
Accounts receivable	$1,445	$1,485
Less: allowances	(125)	(110)

	$1,320	$1,375

Inventories
Finished goods	$622	$642
Work-in-process	95	69
Raw materials	177	180

	$894	$891

Property, plant and equipment, net
Land	$119	$118
Buildings and improvements	919	923
Equipment, furniture and fixtures	1,889	1,934
Capital in progress	241	271

	3,168	3,246
Less: accumulated depreciation	1,471	1,524

	$1,697	$1,722

	As of December 31,

(in millions)	2010	2009

Accrued expenses
Legal reserves	$441	$1,453
Payroll and related liabilities	436	472
Accrued contingent consideration	9	6
Other	740	678

	$1,626	$2,609

Other long-term liabilities
Legal reserves	$147	$863
Accrued income taxes	1,062	857
Accrued contingent consideration	62
Other long-term liabilities	374	344

	$1,645	$2,064

NOTE K – INCOME TAXES
Our (loss) income before income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2010	2009	2008

Domestic	$(1,910)	$(1,102)	$(3,018)
Foreign	847	(206)	987

	$(1,063)	$(1,308)	$(2,031)

The related provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
(in millions)	2010	2009	2008

Current
Federal	$(83)	$(173)	$110
State	9	(18)	27
Foreign	125	(2)	189

	51	(193)	326

Deferred
Federal	(25)	(115)	(279)
State	(4)	(15)	(20)
Foreign	(20)	40	(22)

	(49)	(90)	(321)

	$2	$(283)	$5

The reconciliation of income taxes at the federal statutory rate to the actual provision (benefit)  for income taxes is as follows:

	Year Ended December 31,
	2010		2009		2008

U.S. federal statutory income tax rate	(35.0)	%	(35.0)	%	(35.0)	%
State income taxes, net of federal benefit	0.3	%			0.4	%
State law changes on deferred tax			(2.4)	%
Effect of foreign taxes	(20.4)	%	(20.0)	%	(5.9)	%
Non-deductible acquisition expenses			0.5	%	0.5	%
Research credit	(6.0)	%	(1.3)	%	(0.5)	%
Valuation allowance	2.5	%	5.1	%	2.9	%
Divestitures			(4.8)	%	(9.9)	%
Goodwill impairment charges	59.8	%			45.0	%
Intangible asset impairment charges					1.5	%
Legal settlement			33.3	%
Other, net	(1.0)	%	3.0	%	1.2	%

	0.2	%	(21.6)	%	0.2	%

We had net deferred tax liabilities of $1.198 billion as of December 31, 2010 and $1.281 billion as of December 31, 2009. Gross deferred tax liabilities of $2.281 billion as of December 31, 2010 and $2.382 billion as of December 31, 2009 relate primarily to intangible assets acquired in connection with our prior acquisitions. Gross deferred tax assets of $1.083 billion as of December 31, 2010 and $1.101 billion as of December 31, 2009 relate primarily to the establishment of inventory and product-related reserves, litigation and product liability reserves, purchased research and development, investment write-downs, net operating loss carryforwards and tax credit carryforwards. In light of our historical financial performance and the extent of our deferred tax liabilities, we believe we will recover substantially all of these assets.

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

	As of December 31,
(in millions)	2010	2009

Deferred Tax Assets:
Inventory costs, intercompany profit and related reserves	$207	$176
Tax benefit of net operating loss and credits	593	385
Reserves and accruals	253	260
Restructuring-related charges and purchased research and development	17	1
Litigation and product liability reserves	66	323
Unrealized gains and losses on derivative financial instruments	39	25
Investment write-down	32	33
Stock-based compensation	90	92
Federal benefit of uncertain tax positions	132	129
Other	11	6

	1,440	1,430
Less valuation allowance	(357)	(329)

	1,083	1,101
Deferred Tax Liabilities:
Property, plant and equipment	47	57
Intangible assets	2,227	2,298
Litigation settlement		24
Other	7	3

	2,281	2,382

Net Deferred Tax Liabilities	$1,198	$1,281

Our deferred tax assets and liabilities are included in the following locations within our accompanying consolidated balance sheets (in millions):

	Location in	As of December 31,
Component	Balance Sheet	2010	2009

Current deferred tax asset	Deferred income taxes	$429	$572
Non-current deferred tax asset	Other long-term assets	19	24

Deferred Tax Assets		448	596

Current deferred tax liability	Other current liabilities	2	2
Non-current deferred tax liability	Deferred income taxes	1,644	1,875

Deferred Tax Liabilities		1,646	1,877

Net Deferred Tax Liabilities		$1,198	$1,281

As of December 31, 2010, we have U.S. tax net operating loss, capital loss and tax credits, the tax effect of which was $252 million, as compared to $261 million as of December 31, 2009. In addition, we have foreign tax net operating loss carryforwards and tax credits, the tax effect of which was $341 million as of December 31, 2010, as compared to $334 million as of December 31, 2009. These tax attributes will expire periodically beginning in 2011. After consideration of all positive and negative evidence, we believe that it is more likely than not that a portion of the deferred tax assets will not be realized. As a result, we established a valuation allowance of $357 million as of December 31, 2010 and $329 million as of December 31, 2009. The increase in the valuation allowance as of

December 31, 2010, as compared to December 31, 2009, is attributable primarily to foreign net operating losses generated during the year. The income tax impact of the unrealized gain or loss component of other comprehensive income was a benefit of $16 million in 2010, a benefit of $4 million in 2009, and a provision of $1 million in 2008.
We do not provide income taxes on unremitted earnings of our foreign subsidiaries where we have indefinitely reinvested such earnings in our foreign operations. We do not believe it is practical to estimate the amount of income taxes payable on the earnings that are indefinitely reinvested in foreign operations. Unremitted earnings of our foreign subsidiaries that we have indefinitely reinvested in foreign operations are $9.193 billion as of December 31, 2010 and $9.355 billion as of December 31, 2009.
As of December 31, 2010, we had $965 million of gross unrecognized tax benefits, of which net $859 million, if recognized, would affect our effective tax rate. As of December 31, 2009, we had $1.038 billion of gross unrecognized tax benefits, of which net $908 million, exclusive of interest and penalties, if recognized, would affect our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

	Year Ended December 31,
	2010	2009	2008

Beginning Balance	$1,038	$1,107	$1,180
Additions based on positions related to the current year	55	31	128
Additions based on positions related to the prior year	44	17	48
Reductions for tax positions of prior years	(124)	(32)	(161)
Settlements with taxing authorities	(35)	(65)	(82)
Statute of limitation expirations	(13)	(20)	(6)

Ending Balance	$965	$1,038	$1,107

We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001. We resolved a number of foreign examinations during 2010. As a result of these activities, we decreased our reserve for uncertain tax positions by $9 million, inclusive of $3 million of interest and penalties. In addition, as a result of the expiration of statutes of limitations in various foreign and state jurisdictions, we decreased our reserve for uncertain tax positions by $20 million, inclusive of $7 million of interest and penalties. Further, during 2010, we concluded the appeals process for the federal tax examination for Boston Scientific (excluding Guidant) covering years 2002-2005 and decreased our reserve for uncertain tax positions by $72 million, inclusive of $21 million of interest and penalties, net of payments. We also re-measured an uncertain tax position due to a favorable court ruling issued in a similar third-party case and resolved another uncertain tax position resulting from a favorable taxpayer motion issued in a similar third-party case, which resulted in a decrease of $91 million inclusive of $25 million of interest and penalties.
During 2009, we received favorable foreign court decisions and resolved certain foreign matters. As a result of these activities, we decreased our reserve for uncertain tax positions by $20 million, inclusive of $7 million of interest and penalties. In addition, statutes of limitations expired in various foreign and state jurisdictions, as a result, decreased our reserve for uncertain tax positions by $29 million, inclusive of interest and penalties. We also resolved certain litigation-related matters, described our 2009 Annual Report filed on Form 10-K. Based on the outcome of the settlements, we reassessed the reserve for uncertain tax positions previously recorded on certain positions and decreased our reserve by $22 million, inclusive of $1 million of interest.
During 2008, we resolved certain matters in federal, state, and foreign jurisdictions for Guidant and Boston Scientific for the years 1998- 2005. We settled multiple federal issues at the Internal Revenue Service (IRS) examination and Appellate levels, including issues related to Guidant’s acquisition of Intermedics, Inc., and various litigation settlements. We also received favorable foreign court decisions and a favorable outcome related to our foreign research credit claims. As a result of these audit activities, we decreased our reserve for uncertain tax positions, excluding tax payments, by $156 million, inclusive of $37 million of interest and penalties during 2008.

On December 17, 2010, we received Notices of Deficiency from the IRS reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filing and we intend to file a petition to the U.S. Tax Court in early 2011. No payments will be made on the issue until it is resolved, which may take several years. We believe that our income tax reserves associated with this matter are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operation.
We recognize interest and penalties related to income taxes as a component of income tax expense. We had $285 million accrued for gross interest and penalties as of December 31, 2010 and $299 million as of December 31, 2009. The decrease in gross interest and penalties was the result of a $72 million reduction, due primarily to the conclusion of the appeals process for the federal tax examination covering years 2002-2005, payments related to audit settlements, re-measurement and resolution of uncertain tax positions due to favorable court rulings and favorable taxpayer motion issued in similar third-party cases, and statute expirations, offset by $58 million recognized in our consolidated statements of operations. We released $14 million of total interest and penalties related to income taxes in 2010, and recognized $31 million in 2009 and $4 million in 2008.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $14 million.
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
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations or liquidity.
In particular, although we have resolved multiple litigation matters with Johnson & Johnson, described herein, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operation or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and liquidity.
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
Our accrual for legal matters that are probable and estimable was $588 million as of December 31, 2010 and $2.316 billion as of December 31, 2009, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $1.725 billion to Johnson & Johnson in connection with the patent litigation settlement discussed below. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and our ability to comply with our debt covenants.
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
Patent Litigation
Litigation with Johnson & Johnson (including its subsidiary, Cordis Corporation)
On April 13, 1998, Cordis Corporation filed suit against Boston Scientific Scimed, Inc. and us in the U.S. District Court for the District of Delaware, alleging that our former NIR® stent infringed three claims of two patents (the Fischell patents) owned by Cordis and seeking damages and injunctive relief. On May 2, 2005, the District Court entered judgment that none of the three asserted claims was infringed, although two of the claims were not invalid. The District Court also found the two patents unenforceable for inequitable conduct. Cordis appealed the non-infringement finding of one claim in one patent and the unenforceability of that patent. We cross appealed the finding that one of the two claims was not invalid. Cordis did not appeal as to the second patent. On June 29, 2006, the Court of Appeals upheld the finding that the claim was not invalid, remanded the case to the District Court for additional factual findings related to inequitable conduct, and did not address the finding that the claim was not infringed. On August 10, 2009, the District Court reversed its finding that the two patents were unenforceable for inequitable conduct. On August 24, 2009, we asked the District Court to reconsider and on March 31, 2010, the District Court denied our request for reconsideration. On April 2, 2010, Cordis filed an appeal and on April 9, 2010, we filed a cross appeal.
On each of May 25, June 1, June 22 and November 27, 2007, Boston Scientific Scimed, Inc. and we filed a declaratory judgment action against Johnson & Johnson and Cordis Corporation in the U.S. District Court for the District of Delaware seeking a declaratory judgment of invalidity of four U.S. patents (the Wright and Falotico patents) owned by them and of non-infringement of the patents by the PROMUS® coronary stent system, supplied to us by Abbott Laboratories. On February 21, 2008, Johnson & Johnson and Cordis filed counterclaims for infringement seeking an injunction and a declaratory judgment of validity. On June 25, 2009, we amended our complaints to allege that the four patents owned by Johnson & Johnson and Cordis are unenforceable. On January 20, 2010, the District Court found the four patents owned by Johnson & Johnson and Cordis invalid. On February 17, 2010, Johnson & Johnson and Cordis appealed the District Court’s decision. The oral argument on appeal occurred on January 11, 2011.
On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A Markman hearing was held on July 15, 2010. On November 3, 2010, the District Court granted a motion to bifurcate damages from liability in the case. A liability trial is scheduled to begin September 12, 2011. On January 7, 2011, Wyeth and Cordis withdrew their infringement claim as to one of the patents.
On September 22, 2009, Cordis Corporation, Cordis LLC and Wyeth Corporation filed a complaint for patent infringement against Abbott Laboratories, Abbott Cardiovascular Systems, Inc., Boston Scientific Scimed, Inc. and us alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes a patent (the Llanos patent) owned by Cordis and Wyeth that issued on September 22, 2009. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. On September 22, 2009, we filed a declaratory judgment action in the U.S. District Court for the District of Minnesota against Cordis and Wyeth seeking a declaration that the patent is invalid and not infringed by the PROMUS® coronary stent system, supplied to us by Abbott. On January 19, 2010, the Minnesota District Court transferred our suit to the U.S. District Court for the District of New Jersey and on February 17, 2010, the Minnesota case was dismissed. On July 13, 2010, Cordis filed a motion to amend the complaint to add an additional patent, which the New Jersey District Court granted on August 2, 2010. Cordis filed an amended complaint on August 9, 2010. On September 3, 2010 we filed an answer to the amended complaint along with counterclaims of invalidity and non-infringement.
On December 4, 2009, Boston Scientific Corporation and Boston Scientific Scimed, Inc. filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed its answer as well as a motion to transfer the suit to the U.S. District Court for the District of Delaware. On April 16, 2010, the Minnesota District Court granted Cordis’ motion to transfer the case to Delaware. A trial has been scheduled to begin on May 5, 2011.
On January 15, 2010, Cordis Corporation filed a complaint against us and Boston Scientific Scimed, Inc. alleging that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three patents (the Fischell patents) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware and seeks monetary and injunctive relief. A trial is scheduled to begin on April 9, 2012.
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
On October 5, 2009, Dr. Jang served a lien notice on us seeking a portion of any recovery from Johnson & Johnson for infringement of the Jang patent, and on May 25, 2010, Dr. Jang filed a formal suit in the U.S. District Court for the Central District of California. On June 5, 2010, we answered denying the allegations and on July 2, 2010, we filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On August 9, 2010, the Central California District Court ordered the case transferred to Delaware.
On March 16, 2009, OrbusNeich Medical, Inc. filed suit against us in the U.S. District Court for the Eastern District of Virginia alleging that our VeriFLEX™ (Liberté®) bare-metal coronary stent system infringes two U.S. patents (the Addonizio and Pazienza patents) owned by it. The complaint also alleges breach of contract and misappropriation of trade secrets and seeks monetary and injunctive relief. On April 13, 2009, we answered denying the allegations and filed a motion to transfer the case to the U.S. District Court for the District of Minnesota as well as a motion to dismiss the state law claims. On June 8, 2009, the case was transferred to the U.S. District Court for the District of Massachusetts. On September 11, 2009, OrbusNeich filed an amended complaint against us. On October 2, 2009, we filed a motion to dismiss the non-patent claims and, on October 20, 2009, we filed an answer to the amended complaint. On March 18, 2010, the Massachusetts District Court dismissed OrbusNeich’s unjust enrichment and fraud claims, but denied our motion to dismiss the remaining state law claims. On April 14, 2010, OrbusNeich filed a motion to amend its complaint to add another patent (another Addonizio patent). On January 21, 2011, OrbusNeich moved for leave to amend its complaint to drop its misappropriation of trade secret, violation of Massachusetts Business Practices Act and unfair competition claims from the case.
On November 17, 2009, Boston Scientific Scimed, Inc. filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Hague District Court in the Netherlands alleging that OrbusNeich’s sale of the Genous stents infringes a patent owned by us (the Keith patent) and seeking monetary damages and injunctive relief. A hearing was held on June 18, 2010. In December 2010, the case was stayed pending the outcome of an earlier case on the same patent.
On September 27, 2010, Boston Scientific Scimed, Inc., Boston Scientific Ltd., Endovascular Technologies, Inc. and we filed suit against Taewoong Medical, Co., Ltd., Standard Sci-Tech, Inc., EndoChoice, Inc. and Sewoon Medical Co., Ltd for infringement of three patents on stents for use in the GI system (the Pulnev and Hankh patents) and against Cook Medical Inc. (and related entities) for infringement of the same three patents and an additional patent (the Thompson patent). The suit was filed in the U.S. District Court for the District of Massachusetts seeking monetary damages and injunctive relief. On December 2, 2010, we amended our complaint to add infringement of six additional Pulnev patents, bringing the total number of asserted patents to ten. In January 2011, the defendants answered the complaint, denying infringement and counterclaiming for invalidity and unenforceability of the asserted patents.
Other Patent Litigation
On August 24, 2010, EVM Systems, LLC filed suit against us, Cordis Corporation, Abbott Laboratories Inc. and Abbott Vascular, Inc. in the U.S. District Court for the Eastern District of Texas alleging that our vena cava filters, including the Escape Nitinol Stone Retrieval Device, infringe two patents (the Sachdeva patents) and seeking monetary damages.
On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in the Civil Tribunal in Milan, Italy alleging certain of our Cardiac Rhythm Management (CRM) products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini and seeking monetary damages. We filed our response on October 26, 2010. During a hearing on November 16, 2010, Dr. Tellini’s claims were dismissed with a right to refile amended claims. Dr. Tellini refiled amended claims on January 10, 2011.

Product Liability Related Litigation
Cardiac Rhythm Management
Two product liability class action lawsuits and more than 37 individual lawsuits involving approximately 37 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately seven cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants do not allege physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. At the conclusion of the MDL settlement in 2010, 8,180 claims had been approved for participation. As a result, we made all required settlement payments of approximately $234 million, and no other payments are due under the MDL settlement agreement. On April 6, 2009, September 24, 2009, April 16, 2010 and August 30, 2010, the MDL Court issued orders dismissing with prejudice the claims of most plaintiffs participating in the settlement; the claims of settling plaintiffs whose cases were pending in state courts have been or will be dismissed by those courts. On April 22, 2010, the MDL Court certified an order from the Judicial Panel on Multidistrict Litigation remanding the remaining cases to their trial courts of origin.
We are aware of more than 33 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications, generally seeking monetary damages. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.
Guidant or its affiliates have been defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid in connection with the devices that have been the subject of Guidant’s product communications. Two of the TPP actions were previously dismissed without prejudice, but have now been revived as a result of the MDL Court’s January 15, 2010 order, and are pending in the U.S. District Court for the District of Minnesota, although they are proceeding separately from the MDL. A third action was recently remanded by the MDL Court to the U.S. District Court for the Southern District of Florida. Two other TPP actions were pending in state court in Minnesota, but were settled and dismissed with prejudice by court order dated June 3, 2010. The settled cases were brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates.
ANCURE Endograft System
As of June 2003, Guidant had outstanding 14 suits alleging product liability-related causes of action relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. Subsequently, Guidant was notified of additional claims and served with additional complaints relating to the ANCURE System. From time to time, Guidant has settled certain of the individual claims and suits for amounts that were not material to us. As of January 17, 2011, there were three pending suits alleging product liability-related causes of action relating to the ANCURE Endograft System, one is pending in the U.S. District Court for the District of Minnesota and the other two are pending in state court in California. In 2009, the California state court dismissed four suits on summary judgment. On February 9, 2010, the California Court of Appeals upheld the dismissal of two of these cases, and on June 9, 2010, the California Supreme Court declined to review the dismissals of those two cases. On December 12, 2010, the U.S. Supreme Court also declined to review the dismissals in those two cases. On November 18, 2010, the California Court of Appeals upheld the dismissal of the other two cases. It is not yet known whether the plaintiffs in those two cases will pursue further appeals.
Additionally, as of January 17, 2011 Guidant had been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the device or the accompanying warnings and labeling. It is uncertain how many of these claims will ultimately be pursued against Guidant.
Securities Related Litigation
On September 23, 2005, Srinivasan Shankar, individually and on behalf of all others similarly situated, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts on behalf of those who purchased or otherwise acquired our securities during the period March 31, 2003 through August 23, 2005, alleging that we and certain of our officers violated certain sections of the Securities Exchange Act of 1934. Four other plaintiffs, individually and on behalf of all others similarly situated, each filed additional purported securities class action suits in the same court on behalf of the same purported class. On February 15, 2006, the District Court ordered that the five class actions be consolidated and appointed the Mississippi Public Employee Retirement System Group as lead plaintiff. A consolidated amended complaint was filed on April 17, 2006. The consolidated amended complaint alleges that we made material misstatements and omissions by failing to disclose the supposed merit of the Medinol litigation and U.S. Department of Justice (DOJ) investigation relating to the 1998 NIR ON® Ranger with Sox stent recall, problems with the TAXUS® drug-eluting coronary stent systems that led to product recalls, and our ability to satisfy U.S. Food and Drug Administration (FDA) regulations concerning medical device quality. The consolidated amended complaint seeks unspecified damages, interest, and attorneys’ fees. The defendants filed a motion to dismiss the consolidated amended complaint on June 8, 2006, which was granted by the District Court on March 30, 2007. On April 16, 2008, the U.S. Court of Appeals for the First Circuit reversed the dismissal of only plaintiff’s TAXUS® stent recall-related claims and remanded the matter for further proceedings. On February 25, 2009, the District Court certified a class of investors who acquired our securities during the period November 30, 2003 through July 15, 2004. The defendants filed a motion for summary judgment and a hearing on the motion was held on April 21, 2010. On April 27, 2010, the District Court granted defendants’ motion and on April 28, 2010, the District Court entered judgment in defendants’ favor and dismissed the case. The plaintiffs filed a notice of appeal on May 27, 2010. The oral argument in the First Circuit Court of Appeals was held February 10, 2011.
On April 9, 2010, the City of Roseville Employees’ Retirement System individually and on behalf of purchasers of our securities during the period from April 20, 2009 to March 12, 2010, filed a purported securities class action suit in the U.S. District Court for the District of Massachusetts. The suit alleges that we and certain of our current and former officers violated certain sections of the Securities Exchange Act of 1934 and seeks unspecified monetary damages. The suit claims that our stock price was artificially inflated because we failed to disclose certain matters with respect to our CRM business. An order was issued on July 12, 2010 appointing KBC Asset Management NV and Steelworkers Pension Trust as co-lead plaintiffs and the selection of lead class counsel. The plaintiffs filed an amended class action complaint on September 14, 2010. In the amended complaint, the plaintiffs narrowed the alleged class period from October 20, 2009 to February 10, 2010.
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
On August 19, 2010, the Iron Workers District Council Southern Ohio and Vicinity Pension Trust filed a putative shareholder derivative class action lawsuit against us and our Board of Directors in the U.S. District Court for the District of Delaware. The allegations and remedies sought in the complaint are largely the same as those in the original complaint filed by the City of Roseville Employees’ Retirement System on April 9, 2010.
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
Governmental Proceedings
Boston Scientific Corporation
In December 2007, we were informed by the U.S. Attorney’s Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam whistle-blower complaint, which named us and certain of our competitors. The complaint remained under confidential seal until January 11, 2010 when, following the federal government’s decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. We filed a motion to dismiss on July 16, 2010.
On June 26, 2008, the U.S. Attorney’s Office for the District of Massachusetts issued a separate subpoena to us under the Health Insurance Portability & Accountability Act of 1996 (HIPAA) pursuant to which the U.S. Department of Justice requested the production of certain documents and information related to our biliary stent business. We continue to cooperate with the subpoena request and related investigation.
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
On July 14, 2008, we received a subpoena from the Attorney General for the State of New Hampshire requesting information in connection with our refusal to sell medical devices or equipment intended to be used in the administration of spinal cord stimulation trials to practitioners other than practicing medical doctors. We have responded to the New Hampshire Attorney General’s request.
Guidant / Cardiac Rhythm Management
On November 2, 2005, the Attorney General of the State of New York filed a civil complaint against Guidant pursuant to the consumer protection provisions of New York’s Executive Law, alleging that Guidant concealed from physicians and patients a design flaw in its VENTAK PRIZM® 2 1861 defibrillator from approximately

February 2002 until May 23 2005 and by Guidant’s concealment of this information, it engaged in repeated and persistent fraudulent conduct in violation of the law. The New York Attorney General sought permanent injunctive relief, restitution for patients in whom a VENTAK PRIZM® 2 1861 defibrillator manufactured before April 2002 was implanted, disgorgement of profits, and all other proper relief. The case was removed from New York State Court in 2005 and transferred to the MDL Court in the U.S. District Court for the District of Minnesota in 2006. On April 26, 2010, the MDL Court certified an order remanding the remaining cases to the trial courts. On or about May 7, 2010, the New York Attorney General’s lawsuit was remanded to the U.S. District Court for the Southern District of New York. In December 2010, Guidant and the New York Attorney General reached an agreement in principle to resolve this matter. Under the terms of the settlement Guidant agreed to pay less than $1 million and to continue in effect certain patient safety, product communication and other administrative procedure terms of the multistate settlement reached with other state Attorneys General in 2007. On January 6, 2011, the District Court entered a consent order and judgment concluding the matter.
In October 2005, Guidant received an administrative subpoena from the U.S. Department of Justice (DOJ), acting through the U.S. Attorney’s office in Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996 (HIPAA). The subpoena requested documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2, CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant cooperated with the request. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant would plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the Minnesota U.S. Attorney and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. On April 5, 2010, Guidant formally pled guilty to the two misdemeanor charges. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. On January 12, 2011, following a review of the case by the U.S. Probation office for the District of Minnesota, the District Court accepted Guidant’s plea agreement with the DOJ resolving this matter. The Court placed Guidant on probation for three years, with annual reviews to determine if early discharge from probation will be ordered. During the probationary period, Guidant will provide the probation office with certain reports on its operations. In addition, Boston Scientific voluntarily committed to contribute a total of $15 million to its Close the Gap and Science, Technology, Engineering and Math (STEM) education programs over the next three years.
Shortly after reaching the plea agreement with the Criminal division of the U.S. Department of Justice (DOJ) in November 2009 described above, the Civil division of the DOJ notified us that it has opened an investigation into whether there were civil violations under the False Claims Act related to these products. On January 27, 2011, the Civil division of the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam case described herein.
In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On December 20, 2010 the District Court granted the parties’ motion to suspend further proceedings following the parties advising the Court that they had reached a settlement in principle. The parties are scheduled to report to the District Court on the status of a final settlement agreement no later than February 28, 2011.
On July 1, 2008, Guidant Sales Corporation received a subpoena from the Maryland office of the U.S. Department of Health and Human Services, Office of Inspector General seeking information concerning payments to physicians, primarily related to the training of sales representatives. We are cooperating with this request.

On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to the James Allen qui tam action. After the U.S. Department of Justice (DOJ) declined to intervene in the original complaint in the Allen qui tam action, Mr. Allen filed an amended complaint in the U.S. District Court for the District of Buffalo New York alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. On July 23, 2010, we were served with the amended and recently unsealed qui tam complaint filed by James Allen, an alleged device recipient. In September 2010, we filed a motion to dismiss the complaint. On December 14, 2010, the federal government filed unopposed motions to intervene and to transfer the litigation to the U.S. District Court for the District of Minnesota. Both motions were granted. The case has been assigned to Judge Donovan Frank, as a related case to In re: Guidant Corp. Implantable Defibrillators Products Liability Litigation, MDL No. 05-1708 (DWF/AJB). As described herein on January 27, 2011, the Civil division of the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action.
On October 24, 2008, we received a letter from the Department of Justice informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. We divested the surgical cardiac ablation business, and the devices at issue are no longer sold by us. On July 13, 2009, we became aware that a judge in Texas partially unsealed a qui tam whistleblower complaint which is the basis for the Department of Justice investigation. In August 2009, the federal government, which has the right to intervene and take over the conduct of the qui tam case, filed a notice indicating that it has elected not to intervene in this matter at this time.
Following the unsealing of the whistleblower complaint, in August 2009 we received shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. On March 19, 2010, the same shareholders filed purported derivative lawsuits in the Massachusetts Superior Court of Middlesex County against the same directors and executive officers named in the demand letters, alleging breach of fiduciary duty in connection with the alleged off-label promotion of surgical cardiac ablation system devices and seeking unspecified damages, costs, and equitable relief. The parties have agreed to defer action on these suits until after the Board of Director’s determination whether to pursue the matter. On July 26, 2010, the Board determined to reject the shareholders’ demand. In October 2010, we and those of our present officers and directors who were named as defendants in these actions moved to dismiss the lawsuits. On December 16, 2010 the Massachusetts Superior Court granted the motion to dismiss and issued a final judgment dismissing all three cases with prejudice.
On September 25, 2009, we received a subpoena from the U.S. Department of Health and Human Services, Office of Inspector General, requesting certain information relating to contributions made by us to charities with ties to physicians or their families. We are currently working with the government to understand the scope of the subpoena.
On March 12, 2010, we received a Civil Investigative Demand (CID) from the Civil Division of the U.S. Department of Justice requesting documents and information relating to reimbursement advice offered by us relating to certain CRM devices. We are cooperating with the request.
On March 22, 2010, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents relating to our March 15, 2010 announcement regarding the ship hold and product removal actions associated with our ICD and cardiac resynchronization therapy defibrillator (CRT-D) systems, and relating to earlier recalls of our ICD and CRT-D devices. We are cooperating with the request.
On March 22, 2010, we received a subpoena from the U.S. Attorney’s Office for the District of Massachusetts seeking documents relating to the former Market Development Sales Organization that operated within our CRM business. We are cooperating with the request.

Other Proceedings
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
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in the District Court in Kassel, Germany alleging that the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the District Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim and added new claims. On December 23, 2009, we filed our response opposing the addition of the new claims. A hearing was held September 24, 2010. On November 5, 2010, the Court ordered Bonzel to select which claims he would pursue in the case.
On December 16, 2010, Kilts Resources LLC filed a qui tam suit against us in the U.S. District Court for the Eastern District of Texas alleging that we marked and distributed our Glidewire product with an expired patent in violation of the false marking statute and seeking monetary damages.
On December 17, 2010, we received Notices of Deficiency from the Internal Revenue Service assessing additional taxes for Guidant Corporation for the 2001 — 2003 tax years. We intend to file a petition to the U.S. Tax Court in early 2011 contesting the assessments. Refer to Note K — Income Taxes for more information.
Matters Concluded Since January 1, 2010
On January 13, 2003, Cordis Corporation filed suit for patent infringement against Boston Scientific Scimed, Inc. and us alleging that our Express 2® coronary stent infringes a U.S. patent (the Palmaz patent) owned by Cordis. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. We filed a counterclaim alleging that certain Cordis products infringe a patent owned by us (the Jang patent). On August 4, 2004, the Court granted a Cordis motion to add our VeriFLEX™ (Liberté®) bare-metal coronary stent system and two additional patents to the complaint (the Gray patents). On June 21, 2005, a jury found that our TAXUS® Express 2®, Express 2®, Express® Biliary, and VeriFLEX™ (Liberté®) stents infringe the Palmaz patent and that the VeriFLEX™ (Liberté®) stent infringes a Gray patent. With respect to our counterclaim, on July 1, 2005 a jury found that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stents infringe our Jang patent. On March 31, 2009, the Court of Appeals upheld the District Court’s decision that Johnson & Johnson’s Cypher®, Bx Velocity®, Bx Sonic® and Genesis™ stent systems infringe our Jang patent and that the patent is valid. The Court of Appeals also instructed the District Court to dismiss with prejudice any infringement claims against our TAXUS Liberté® stent. The Court of Appeals affirmed the District Court’s ruling that our TAXUS® Express 2®, Express 2®, Express® Biliary, and VeriFLEX™ (Liberté®) stents infringe the Palmaz patent and that the patent is valid. The Court of Appeals also affirmed that our VeriFLEX™ (Liberté®) stent infringes a Gray patent and that the patent is valid. Both parties filed a request for a rehearing and a rehearing en banc with the Court of Appeals, and on June 26, 2009, the Court of Appeals denied both petitions. On September 24, 2009, both parties filed Petitions for Writ of Certiorari before the U.S. Supreme Court which were denied on November 30, 2009. On January 29, 2010, the parties entered into a settlement agreement which resolved these matters. As a result of the settlement, we agreed to pay Johnson & Johnson $1.725 billion, plus interest. We paid $1.0 billion of this obligation during the first quarter of 2010 and paid the remaining $725 million obligation in August 2010.
On October 17, 2008, Cordis Corporation filed a complaint for patent infringement against us alleging that our TAXUS® Liberté® stent product, when launched in the United States, infringed a U.S. patent (the Gray patent) owned by it. The suit was filed in the U.S. District Court for the District of Delaware seeking monetary and injunctive relief. On November 10, 2008, Cordis filed a motion for summary judgment and on May 1, 2009, we filed a motion to dismiss the case. On May 26, 2009, Cordis dismissed its request for injunctive relief. On July 21, 2009, the District Court denied both parties’ motions. This matter was resolved as part of the January 29, 2010 settlement agreement described in the prior paragraph.
Guidant Sales Corp., Cardiac Pacemakers, Inc. and Mirowski Family Ventures L.L.C. (Mirowski) were plaintiffs in a suit originally filed against St. Jude Medical, Inc. and its affiliates in November 1996 in the U.S. District Court for the Southern District of Indiana alleging that certain ICD systems marketed by St. Jude infringe a patent (the Mirowski patent) licensed to us. On March 1, 2006, the District Court granted St. Jude’s motion to limit damages to a subset of the accused products but denied their motion to limit damages to only U.S. sales. On March 26, 2007, the District Court found the patent infringed but invalid. On December 18, 2008, the Court of Appeals upheld the District Court’s ruling of infringement and overturned the invalidity ruling. On January 21, 2009, St. Jude and we filed requests for rehearing and rehearing en banc with the Court of Appeals. On March 6, 2009, the Court of Appeals granted St. Jude’s request for a rehearing en banc on a damages issue and denied our requests. On August 19, 2009, the en banc Court of Appeals held that damages were limited to U.S. sales only. On November 16, 2009, Mirowski and we filed a Petition for Writ of Certiorari to the U.S Supreme Court and on January 11, 2010 the Supreme Court denied the petition. The case was remanded back to the District Court for a trial on damages. On April 13, 2010, Mirowski and St. Jude reached a settlement in principle. On May 6, 2010, Mirowski and St. Jude reached a final settlement and the District Court dismissed the case with prejudice.
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
In January 2006, we received a corporate warning letter from the Food and Drug Administration (FDA) notifying us of serious regulatory problems at three of our facilities and advising us that our corporate-wide corrective action plan relating to three site-specific warning letters issued to us in 2005 was inadequate. We identified solutions to the quality system issues cited by the FDA and implemented those solutions throughout our organization. During 2008, the FDA reinspected a number of our facilities and, in October 2008, informed us that our quality system was in substantial compliance with its Quality System Regulations. In November 2009 and January 2010, the FDA reinspected two of our sites to follow up on observations from the 2008 FDA inspections. Both of these FDA inspections confirmed that all issues at the sites have been resolved and all restrictions related to the corporate warning letter were removed. On August 11, 2010, we were notified by the FDA that the corporate warning letter had been lifted.

On December 11, 2007, Wall Cardiovascular Technologies LLC filed suit against us and Cordis Corporation alleging that our TAXUS® Express® coronary stent system, and other products and services related to coronary, carotid and peripheral stents, infringe a patent owned by it (the Wall patent) and that Cordis’ drug-eluting stent system infringes the patent. The suit was filed in the U.S. District Court for the Eastern District of Texas and sought monetary and injunctive relief. Wall Cardiovascular Technologies later amended its complaint to add Medtronic, Inc. and Abbott Laboratories to the suit with respect to their drug-eluting stent systems. The parties entered into a settlement agreement resolving the matter for an amount not material to us and the District Court granted a motion to dismiss with prejudice on September 9, 2010.
In July 2005, a purported class action complaint was filed on behalf of participants in Guidant’s employee pension benefit plans in the U.S. District Court for the Southern District of Indiana against Guidant and its directors. The complaint alleged breaches of fiduciary duty under the Employee Retirement Income Security Act of 1974, as amended (ERISA), specifically that Guidant fiduciaries concealed adverse information about Guidant’s defibrillators and imprudently made contributions to Guidant’s 401(k) plan and employee stock ownership plan in the form of Guidant stock. The complaint sought class certification, declaratory and injunctive relief, monetary damages, the imposition of a constructive trust, and costs and attorneys’ fees. In September 2007, we filed a motion to dismiss the complaint for failure to state a claim. In June 2008, the District Court dismissed the complaint in part, but ruled that certain of the plaintiffs’ claims may go forward to discovery. On October 29, 2008, the Magistrate Judge ruled that discovery should be limited, in the first instance, to alleged damages-related issues. On October 8, 2009, we reached a resolution with the plaintiffs in this matter for an amount not material to us. On May 19, 2010, the District Court granted preliminary approval of the proposed settlement. On September 9, 2010, the District Court held a settlement fairness hearing and on September 10, 2010, the District Court entered the final order and judgment approving the settlement.
On January 19, 2006, George Larson filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of participants and beneficiaries of our 401(k) Retirement Savings Plan (401(k) plan) and Global Employee Stock Ownership Plan (GESOP) alleging that we and certain of our officers and employees violated certain provisions under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and Department of Labor regulations. Other similar actions were filed in early 2006. On April 3, 2006, the District Court issued an order consolidating the actions. On August 23, 2006, plaintiffs filed a consolidated purported class action complaint on behalf of all participants and beneficiaries of our 401(k) plan during the period May 7, 2004 through January 26, 2006 alleging that we, our 401(k) Administrative and Investment Committee (the Committee), members of the Committee, and certain directors violated certain provisions of ERISA (the Consolidated ERISA Complaint). The Consolidated ERISA Complaint alleged, among other things, that the defendants breached their fiduciary duties to the 401(k) plan’s participants because they knew or should have known that the value of our common stock was artificially inflated and was not a prudent investment for the 401(k) plan (the First ERISA Action). The Consolidated ERISA Complaint sought equitable and monetary relief. On June 30, 2008, Robert Hochstadt (who previously had withdrawn as an interim lead plaintiff) filed a motion to intervene to serve as a proposed class representative. On November 3, 2008, the District Court denied the plaintiffs’ motion to certify a class, denied Hochstadt’s motion to intervene, and dismissed the action. On December 2, 2008, the plaintiffs filed a notice of appeal. Following the settlement of the Second ERISA Action described in the paragraph below, the First Circuit Court of Appeals entered judgment dismissing the appeal in the First ERISA Action on October 12, 2010.
On December 24, 2008, Robert Hochstadt and Edward Hazelrig, Jr. filed a purported class action complaint in the U.S. District Court for the District of Massachusetts on behalf of all participants and beneficiaries of our 401(k) Retirement Savings Plan during the period May 7, 2004 through January 26, 2006 (the Second ERISA Action). The new complaint repeated the allegations of the August 23, 2006, Consolidated ERISA Complaint. On September 30, 2009, we and certain of the proposed class representatives in the First and Second ERISA Actions entered into a memorandum of understanding reflecting an agreement in principle to settle the First and Second ERISA Actions in their entirety for an amount not material to us. The proposed settlement received preliminary approval from the District Court. On August 5, 2010, the District Court held a settlement fairness hearing and on August 11, 2010, the District Court entered an Order and Final Judgment approving the settlement of the Second ERISA Action and dismissing that action.

On November 7, 2008, Guidant/Boston Scientific received a request from the U.S. Department of Defense, Defense Criminal Investigative Service and the Department of the Army, Criminal Investigation Command seeking information concerning sales and marketing interactions with physicians at Madigan Army Medical Center in Tacoma, Washington. We resolved this matter in November 2010 for an amount not material to us.
In March 2005, we acquired Advanced Stent Technologies, Inc. (AST), a stent development company. On November 25, 2008, representatives of the former stockholders of AST filed two arbitration demands against us with the American Arbitration Association. AST claimed that we failed to exercise commercially reasonable efforts to develop products using AST’s technology in violation of the acquisition agreement. The demands sought monetary and equitable relief. We answered denying any liability. The parties selected arbitrators and preliminary matters were presented to the panel. On May 13, 2010, the panel ruled that AST was not entitled to monetary relief at that time. Arbitration was scheduled for November 2010. The parties settled the case on December 3, 2010 for an amount not material to us.
On December 12, 2008, we submitted a request for arbitration against Medinol Ltd. with the American Arbitration Association in New York seeking enforcement of a contract between Medinol and us which would require Medinol to contribute to any final damage award owed by us to Johnson & Johnson for damages related to the sales of the NIR® stent supplied to us by Medinol. A panel of three arbitrators was constituted to hear the arbitration. On February 9, 2010, the arbitration panel found the contract enforceable against Medinol. On February 17, 2010, Medinol filed a motion for reconsideration, and on April 28, 2010, the Arbitration panel reaffirmed its February 9, 2010 ruling. A hearing on the merits was held in September 2010. On December 27, 2010, the parties reached a settlement resolving this matter. Under the terms of the settlement, Medinol paid us approximately $104 million on December 30, 2010, and the parties canceled and terminated certain provisions of their September 21, 2005 Settlement Agreement and mutually released each other of all claims in the arbitration.
Litigation-related Net Charges
We record certain significant litigation-related activity as a separate line item in our consolidated statements of operations. In 2010, we reached a settlement agreement with Medinol, Ltd. under which we received approximately $104 million in proceeds, and recorded a pre-tax gain of $104 million in the accompanying consolidated statements of operations. In 2009, we recorded litigation-related charges of $2.022 billion, associated primarily with an agreement to settle three patent disputes with Johnson & Johnson for $1.725 billion, plus interest. In addition, in November 2009, we reached an agreement in principle with the U.S. Department of Justice to pay $296 million in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005. Further, during 2009, we recorded charges of $50 million associated with the settlement of all outstanding litigation with Bruce Saffran, and reduced previously recorded reserves associated with certain litigation-related matters following certain favorable court rulings, resulting in a credit of $60 million. In 2008, we recorded litigation-related charges of $334 million as a result of a ruling by a federal judge in a patent infringement case brought against us by Johnson & Johnson.
NOTE M – STOCKHOLDERS’ EQUITY
Preferred Stock
We are authorized to issue 50 million shares of preferred stock in one or more series and to fix the powers, designations, preferences and relative participating, option or other rights thereof, including dividend rights, conversion rights, voting rights, redemption terms, liquidation preferences and the number of shares constituting any series, without any further vote or action by our stockholders. As of December 31, 2010 and 2009, we had no shares of preferred stock issued or outstanding.
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
We did not repurchase any shares of our common stock during 2010, 2009 or 2008. There are approximately 37 million shares remaining under previous share repurchase authorizations, which do not expire. Repurchased shares are available for reissuance under our equity incentive plans and for general corporate purposes, including acquisitions and alliances. There were no shares in treasury as of December 31, 2010 or 2009.
NOTE N – STOCK OWNERSHIP PLANS
Employee and Director Stock Incentive Plans
Shares reserved for future issuance under our current and former stock incentive plans totaled approximately 167 million as of December 31, 2010. Together, these plans cover officers, directors, employees and consultants and provide for the grant of various incentives, including qualified and nonqualified stock options, deferred stock units, stock grants, share appreciation rights, performance-based awards and market-based awards. The Executive Compensation and Human Resources Committee of the Board of Directors, consisting of independent, non-employee directors, may authorize the issuance of common stock and authorize cash awards under the plans in recognition of the achievement of long-term performance objectives established by the Committee.
Nonqualified options issued to employees are generally granted with an exercise price equal to the market price of our stock on the grant date, vest over a four-year service period, and have a ten-year contractual life. In the case of qualified options, if the recipient owns more than ten percent of the voting power of all classes of stock, the option granted will be at an exercise price of 110 percent of the fair market value of our common stock on the date of grant and will expire over a period not to exceed five years. Non-vested stock awards (including restricted stock awards and deferred stock units (DSUs)) issued to employees are generally granted with an exercise price of zero and typically vest in four to five equal annual installments. These awards represent our commitment to issue shares to recipients after the vesting period. Upon each vesting date, such awards are no longer subject to risk of forfeiture and we issue shares of our common stock to the recipient.
The following presents the impact of stock-based compensation on our consolidated statements of operations for the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
(in millions)	2010	2009	2008

Cost of products sold	$25	$22	$21
Selling, general and administrative expenses	93	89	88
Research and development expenses	32	33	29

	150	144	138
Less: income tax benefit	(55)	(45)	(41)

	$95	$99	$97

Net loss per common share - basic	$0.06	$0.07	$0.06
Net loss per common share - assuming dilution	$0.06	$0.07	$0.06
Stock Options
We generally use the Black-Scholes option-pricing model to calculate the grant-date fair value of stock options granted to employees under our stock incentive plans. We calculated the fair value for options granted during 2010, 2009 and 2008 using the following estimated weighted-average assumptions:

	Year Ended December 31,
	2010	2009	2008
Options granted (in thousands)	11,008	14,153	4,905
Weighted-average exercise price	$7.26	$8.61	$12.53
Weighted-average grant-date fair value	$3.11	$3.92	$4.44

Black-Scholes Assumptions
Expected volatility	42%	45%	35%
Expected term (in years, weighted)	6.0	6.0	5.0
Risk-free interest rate	1.52% - 2.93%	1.80% - 3.04%	2.77% - 3.77%
Expected Volatility
We use our historical volatility and implied volatility as a basis to estimate expected volatility in our valuation of stock options.
Expected Term
We estimate the expected term of options using historical exercise and forfeiture data. We believe that this historical data is the best estimate of the expected term of new option grants.
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

Information related to stock options for 2010, 2009 and 2008 under stock incentive plans is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Stock Options	Exercise	Contractual	Value
	(in thousands)	Price	Life (in years)	(in millions)

Outstanding as of January 1, 2008	68,741	$17
Granted	4,905	13
Exercised	(4,546)	8
Cancelled/forfeited	(8,034)	19

Outstanding as of December 31, 2008	61,066	$17
Granted	14,153	9
Exercised	(411)	7
Cancelled/forfeited	(10,096)	17

Outstanding as of December 31, 2009	64,712	$15
Granted	11,008	7
Exercised	(719)	7
Cancelled/forfeited	(14,627)	13

Outstanding as of December 31, 2010	60,374	$14	5.3	$4

Exercisable as of December 31, 2010	40,975	$17	3.8
Expected to vest as of December 31, 2010	18,208	9	8.6	3

Total vested and expected to vest as of December 31, 2010	59,183	$14	5.3	$3

The total intrinsic value of stock options exercised was less than $1 million in 2010, $1 million in 2009 and $19 million in 2008.
Non-Vested Stock
We value restricted stock awards and DSUs based on the closing trading value of our shares on the date of grant. Information related to non-vested stock awards during 2010, 2009, and 2008 is as follows:

		Weighted
	Non-Vested	Average
	Stock Award	Grant-
	Units	Date Fair
	(in thousands)	Value

Balance as of January 1, 2008	18,136	$20
Granted	13,557	12
Vested (1)	(3,856)	21
Forfeited	(3,183)	18

Balance as of December 31, 2008	24,654	$16
Granted	12,703	8
Vested (1)	(5,895)	16
Forfeited	(3,572)	20

Balance as of December 31, 2009	27,890	$12
Granted	17,619	7
Vested (1)	(8,431)	14
Forfeited	(3,794)	10

Balance as of December 31, 2010	33,284	$9

(1)	The number of restricted stock units vested includes shares withheld on behalf of employees to satisfy statutory tax withholding requirements.

The total vesting date fair value of stock award units that vested was approximately $62 million in 2010, $51 million in 2009 and $47 million in 2008.
Market-based Awards
During the first quarter of 2010, we granted market-based awards to certain members of our senior management team. The attainment of these stock units is based on our total shareholder return (TSR) as compared to the TSR of the companies in the S&P 500 Health Care Index and is measured in three annual performance cycles. In addition, award recipients must remain employed by us throughout the three-year measurement period to attain the full award.
We determined the fair value of the 2010 market-based awards to be approximately $7 million, based on a Monte Carlo simulation, utilizing the following assumptions:

Stock price on date of grant	$7.41
Measurement period (in years)	3.0
Risk-free rate	1.29%
We will recognize the expense in our consolidated statements of operations on a straight-line basis over the three-year measurement period.
2009 CEO Award
During 2009, we granted a market-based award of up to 1.25 million deferred stock units to our newly appointed chief executive officer. The attainment of this award is based on the individual’s continued employment and our stock reaching certain specified prices prior to December 31, 2012. We determined the fair value of the award to be approximately $5 million, based on a Monte Carlo simulation using the following assumptions:

Stock price on date of grant	$9.51
Expected volatility	45%
Contractual term (in years)	3.5
Risk-free rate	1.99%
We will continue to recognize the expense in our consolidated statements of operations using an accelerated attribution method.
Expense Attribution
Except as discussed above, we recognize compensation expense for our stock using a straight-line method over the substantive vesting period. Most of our stock awards provide for immediate vesting upon death or disability of the participant. Prior to mid-2010, we expensed stock-based awards, other than market-based awards, over the period between grant date and retirement eligibility or immediately if the employee is retirement eligible at the date of grant. For awards granted after mid-2010, other than market-based awards, retirement-eligible employees must provide one year of service after the date of grant in order to accelerate the vesting and retain the award, should they retire. Therefore, for awards granted after mid-2010, we expense stock-based awards over the greater of the period between grant date and retirement-eligibility date or one year. The market-based awards discussed above do not contain provisions that would accelerate the full vesting of the awards upon retirement-eligibility.
We recognize stock-based compensation expense for the value of the portion of awards that are ultimately expected to vest. FASB ASC Topic 718, Compensation – Stock Compensation (formerly FASB Statement No. 123(R), Share-Based Payments) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The term “forfeitures” is distinct from “cancellations” or “expirations” and represents only the unvested portion of the surrendered option. We have applied, based on an analysis of our historical forfeitures, a weighted-average annual forfeiture rate of eight percent to all unvested stock awards as of December 31, 2010, which represents the portion that we expect will be forfeited each year over the vesting period. We re-evaluate this analysis annually, or more frequently if there are significant changes in circumstances, and adjust the forfeiture rate as necessary. Ultimately, we will only recognize expense for those shares that vest.
Unrecognized Compensation Cost
We expect to recognize the following future expense for awards outstanding as of December 31, 2010:

		Weighted
		Average
	Unrecognized	Remaining
	Compensation	Vesting
	Cost	Period
	(in millions)(1)	(in years)

Stock options	$39
Non-vested stock awards	170

	$209	1.9

(1)	Amounts presented represent compensation cost, net of estimated forfeitures.
Employee Stock Purchase Plans
In 2006, our stockholders approved and adopted a new global employee stock purchase plan, which provides for the granting of options to purchase up to 20 million shares of our common stock to all eligible employees. Under the employee stock purchase plan, we grant each eligible employee, at the beginning of each six-month offering period, an option to purchase shares of our common stock equal to not more than ten percent of the employee’s eligible compensation or the statutory limit under the U.S. Internal Revenue Code. Such options may be exercised generally only to the extent of accumulated payroll deductions at the end of the offering period, at a purchase price equal to 90 percent of the fair market value of our common stock at the beginning or end of each offering period, whichever is less. As of December 31, 2010, there were approximately 5 million shares available for future issuance under the employee stock purchase plan.
Information related to shares issued or to be issued in connection with the employee stock purchase plan based on employee contributions and the range of purchase prices is as follows:

(shares in thousands)	2010	2009	2008

Shares issued or to be issued	4,358	4,056	3,505
Range of purchase prices	$5.22 - $5.31	$7.09 - $8.10	$6.97 - $10.37
We use the Black-Scholes option-pricing model to calculate the grant-date fair value of shares issued under the employee stock purchase plan. We recognize expense related to shares purchased through the employee stock purchase plan ratably over the offering period. We recognized $9 million in expense associated with our employee stock purchase plan in 2010, $9 million in 2009 and $7 million in 2008.
In connection with our 2006 acquisition of Guidant Corporation, we assumed Guidant’s employee stock ownership plan (ESOP), which matched employee 401(k) contributions in the form of stock. As part of the Guidant purchase accounting, we recognized deferred costs of $86 million for the fair value of the shares that were unallocated on the date of acquisition. Common stock held by the ESOP was allocated among participants’ accounts on a periodic basis until these shares were exhausted and were treated as outstanding in the computation of earnings per share. As of December 31, 2010 and 2009, all of the common stock held by the ESOP had been allocated to employee accounts. Allocated shares of the ESOP were charged to expense based on the fair value of the common stock on the date of transfer. We recognized compensation expense of $12 million in 2008 related to the plan. Effective June 1, 2008, this plan was merged into our 401(k) Retirement Savings Plan.

NOTE O – EARNINGS PER SHARE
We generated net losses in 2010, 2009 and 2008. Our weighted-average shares outstanding for earnings per share calculations excludes common stock equivalents of 10.0 million for 2010, 8.0 million for 2009, and 5.8 million for 2008 due to our net loss position in these years.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 61 million stock options for 2010, 48 million stock options for 2009, and 51 million for 2008, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the year.
NOTE P – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting (formerly FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information). In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2009 and 2008 net sales and operating results based on our standard currency exchange rates used for 2010 in order to remove the impact of currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying consolidated statements of operations is as follows:

	Year Ended December 31,
(in millions)	2010	2009	2008
		(restated)	(restated)
Net sales

United States	$4,335	$4,675	$4,487
EMEA	1,879	1,900	1,889
Japan	942	1,023	986
Inter-Continental	727	722	670

Net sales allocated to reportable segments	7,883	8,320	8,032
Sales generated from 2008 business divestitures	4	11	69
Impact of foreign currency fluctuations	(81)	(143)	(51)

	$7,806	$8,188	$8,050

Depreciation expense
United States	$73	$81	$88
EMEA	20	20	20
Japan	10	10	10
Inter-Continental	8	8	8

Depreciation expense allocated to reportable segments	111	119	126
Manufacturing operations	135	155	143
Corporate expenses and currency exchange	57	49	52

	$303	$323	$321

Loss before income taxes

United States	$767	$1,019	$1,000
EMEA	836	896	910
Japan	442	603	564
Inter-Continental	282	330	313

Operating income allocated to reportable segments	2,327	2,848	2,787
Manufacturing operations	(301)	(387)	(417)
Corporate expenses and currency exchange	(465)	(659)	(532)
Goodwill and intangible asset impairment charges and acquisition-, divestiture-, litigation-, and restructuring-related net charges	(1,704)	(2,185)	(2,800)
Amortization expense	(513)	(511)	(543)

Operating loss	(656)	(894)	(1,505)
Other expense, net	(407)	(414)	(526)

	$(1,063)	$(1,308)	$(2,031)

(in millions)	As of December 31,
Total assets	2010	2009
United States	$1,936	$2,025
EMEA	936	1,290
Japan	256	257
Inter-Continental	429	415

Total assets allocated to reportable segments	3,557	3,987
Assets held for sale	576	578
Goodwill	10,186	11,936
Other intangible assets	6,343	6,667
All other corporate and manufacturing operations assets	1,466	2,009

	$22,128	$25,177

Enterprise-Wide Information (based on actual currency exchange rates)
Net sales

	Year Ended December 31,
(in millions)	2010	2009	2008

Cardiac Rhythm Management	$2,180	$2,413	$2,286

Cardiovascular	3,271	3,520	3,563

Electrophysiology	147	149	153

Neurovascular	340	348	360

Endoscopy	1,079	1,006	943

Urology/Women’s Health	481	456	431

Neuromodulation	304	285	245

	7,802	8,177	7,981
Sales generated from 2008 business divestitures	4	11	69

	$7,806	$8,188	$8,050

United States	$4,335	$4,675	$4,487
Japan	968	988	861
Other foreign countries	2,499	2,514	2,633

	7,802	8,177	7,981
Sales generated from 2008 business divestitures	4	11	69

	$7,806	$8,188	$8,050

Long-lived assets

	As of December 31,
(in millions)	2010	2009	2008
United States	$1,188	$1,206	$1,159
Ireland	219	249	246
Other foreign countries	290	267	323

Property, plant and equipment, net	1,697	1,722	1,728
Goodwill	10,186	11,936	12,421
Other intangible assets	6,343	6,667	7,244

	$18,226	$20,325	$21,393

NOTE Q – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2010-06
In January 2010, the FASB issued ASC Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements. Update No. 2010-06 requires additional disclosure within the rollforward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, Update No. 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. We adopted Update No. 2010-06 for our first quarter ended March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures will be required for our first quarter ending March 31, 2011. During 2010, we did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. Refer to Note E – Fair Value Measurements for disclosures surrounding our fair value measurements, including information regarding the valuation techniques and inputs used in fair value measurements for assets and liabilities within Level 2 and Level 3 of the fair value hierarchy.
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
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. The enhanced disclosure requirements are generally effective for interim and annual periods ending after December 15, 2010. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which disclosure will be required for our first quarter ending March 31, 2011. Refer to Note A – Significant Account Policies for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts.
Standards to be Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605)- Multiple-Deliverable Revenue Arrangements. The consensus in Update No. 2009-13 supersedes certain guidance in Topic 605 (formerly EITF Issue No. 00-21, Multiple-Element Arrangements). Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Update No. 2009-13 also expands the disclosure requirements for multiple-deliverable revenue arrangements. We adopted Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We are required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011.

NOTE R – SUBSEQUENT EVENTS
On January 3, 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion, payable in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, and will receive $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We are providing transitional services to Stryker through a transition services agreement, and will also supply products to Stryker. These transition services and supply agreements are expected to be effective for a period of up to 24 months, subject to extension.
In addition, in early 2011 we announced and/or completed several acquisitions as part of our priority growth initiatives, targeting the areas of structural heart therapy, deep-brain stimulation, and atrial fibrillation. The final purchase prices and estimates and assumptions used in the allocation of the purchase prices associated with these acquisitions, each described below, will be finalized in 2011.
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Sadra is developing a fully repositionable and retrievable device for percutaneous aortic valve replacement (PAVR) to treat patients with severe aortic stenosis. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market. We will integrate the operations of the Sadra business into our Interventional Cardiology division. We paid approximately $193 million at the closing of the transaction using cash on hand to acquire the remaining 86 percent of Sadra, and may be required to pay future consideration up to $193 million that is contingent upon the achievement of certain regulatory and revenue-based milestones.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Intelect is developing advanced visualization and programming for the Vercise™ deep-brain stimulation system. We will integrate the operations of the Intelect business into our Neuromodulation division. The acquisition was intended to leverage the core architecture of our Vercise™ platform and advance the field of deep-brain stimulation. We paid approximately $60 million at the closing of the transaction using cash on hand, to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
Atritech, Inc.
On January 19, 2011, we announced the signing of a definitive merger agreement under which we will acquire Atritech, Inc., subject to customary closing conditions. Atritech has developed a device designed to close the left atrial appendage. The Atritech WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke. The acquisition is intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We will integrate the operations of the Atritech business into our Electrophysiology division and will leverage expertise from both our Electrophysiology and Interventional Cardiology sales forces. We will pay $100 million at the closing of the transaction and may be required to pay future consideration up to $275 million that is contingent upon achievement of certain regulatory and revenue-based milestones.

QUARTERLY RESULTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31,	June 30,	Sept 30,	Dec 31,
2010
Net sales	$1,960	$1,928	$1,916	$2,002
Gross profit	1,297	1,274	1,293	1,342
Operating (loss) income	(1,486)	231	251	349
Net (loss) income	(1,589)	98	190	236

Net (loss) income per common share - basic	$(1.05)	$0.06	$0.13	$0.16
Net (loss) income per common share - assuming dilution	$(1.05)	$0.06	$0.12	$0.15

2009
Net sales	$2,010	$2,074	$2,025	$2,079
Gross profit	1,403	1,444	1,396	1,369
Operating income (loss)	11	275	51	(1,231)
Net (loss) income	(13)	158	(94)	(1,075)

Net (loss) income per common share - basic	$(0.01)	$0.10	$(0.06)	$(0.71)
Net (loss) income per common share - assuming dilution	$(0.01)	$0.10	$(0.06)	$(0.71)
Our reported results for 2010 included goodwill and intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense (after tax) of: $1.840 billion in the first quarter, $92 million in the second quarter, $106 million in the third quarter and $77 million in the fourth quarter. These charges consisted primarily of: a goodwill impairment charge attributable to the ship hold and product removal actions associated with our U.S. Cardiac Rhythm Management (CRM) reporting unit; a gain on the receipt of an acquisition-related milestone payment; a gain associated with the settlement of a litigation-related matter with Medinol Ltd; restructuring and restructuring-related costs attributable to our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan; and discrete tax benefits related to certain tax positions taken in a prior period.
Our reported results for 2009 included intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related net charges; discrete tax items and amortization expense (after tax) of: $302 million in the first quarter, $139 million in the second quarter, $385 million in the third quarter and $1.379 billion in the fourth quarter. These charges consisted primarily of: intangible asset impairment charges associated primarily with certain Urology-related intangible assets; purchased research and development charges related to the acquisition of certain technology rights; gains on the sale of non-strategic investments and other credits related to prior period business divestitures; litigation-related net charges associated primarily with the settlement of patent litigation matters with Johnson & Johnson and an agreement in principle with the U.S. Department of Justice related to a U.S. Government investigation of Guidant Corporation; restructuring and restructuring-related costs attributable to our Plant Network Optimization program and 2007 Restructuring plan; and discrete tax benefits related to certain tax positions taken in a prior period.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.   CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO), and Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and ensure that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of December 31, 2010, our disclosure controls and procedures were effective.
Management’s Report on Internal Control over Financial Reporting
Management’s report on our internal control over financial reporting is contained in Item 7 of this Annual Report.
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The report of Ernst & Young LLP on our internal control over financial reporting is contained in Item 7 of this Annual Report.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.   OTHER INFORMATION.
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010, and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010, and is incorporated into this Annual Report on Form 10-K by reference.
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item is set forth in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of December 31, 2010, and is incorporated into this Annual Report on Form 10-K by reference.

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

10.4
Form of Amendment No. 3 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of August 4, 2010 by and among Boston Scientific Corporation, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of

Canada. (Exhibit 10.4, Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, File No. 1-11083).

10.5
Form of Amendment No. 4 to Amended and Restated Credit and Security Agreement and Restatement of Amended Fee Letters dated as of October 29, 2010 by and among Boston Scientific Corporation, Boston Scientific Funding LLC, Old Line Funding, LLC, Victory Receivables Corporation, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch and Royal Bank of Canada (Exhibit 10.7, Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, File No. 1-11083).

10.6
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

10.7
Form of Amended and Restated Receivables Sale Agreement dated as of November 7, 2007 between the Company and each of its Direct or Indirect Wholly-Owned Subsidiaries that Hereafter Becomes a Seller Hereunder, as the Sellers, and Boston Scientific Funding LLC, as the Buyer (Exhibit 10.2, Current Report on Form 8-K dated November 7, 2007, File No. 1-11083).

10.8
Credit Agreement dated as of June 23, 2010 by and among Boston Scientific Corporation, BSC International Holding Limited, the several Lenders parties thereto, and JPMorgan Chase Bank, N.A., as Syndication Agent, and Bank of America, N.A., as Administrative Agent (Exhibit 10.1, Current Report on Form 8-K dated June 23, 2010, File No. 1-11083).

10.9
License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company dated July 9, 1997, and related Agreement dated December 13, 1999 (Exhibit 10.6, Annual Report on Form 10-K for the year ended December 31, 2002, File No. 1-11083).

10.10
Amendment between Angiotech Pharmaceuticals, Inc. and the Company dated November 23, 2004 modifying July 9, 1997 License Agreement among Angiotech Pharmaceuticals, Inc., Cook Incorporated and the Company (Exhibit 10.1, Current Report on Form 8-K dated November 23, 2004, File No. 1-11083).

10.11*	Sale and Purchase Agreement dated October 28, 2010 between Boston Scientific Corporation and Stryker Corporation.

10.12
Transaction Agreement, dated as of January 8, 2006, as amended, between Boston Scientific Corporation and Abbott Laboratories (Exhibit 10.47, Exhibit 10.48, Exhibit 10.49 and Exhibit 10.50, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.1, Current Report on Form 8-K dated April 7, 2006, File No. 1-11083).

10.13
Form of Settlement Agreement and Non-Exclusive Patent Cross-License dated January 29, 2010 by and between Boston Scientific Corporation and Boston Scientific Scimed, Inc., and Johnson & Johnson (Exhibit 10.1, Current Report of Form 8-K dated January 29, 2010, File No.1-11083).

10.14	Form of Plea Agreement and Sentencing Stipulations executed as of February 24, 2010 (Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.15
Form of Corporate Integrity Agreement between the Office of Inspector General of the Department of Health and Human Services and Boston Scientific Corporation (Exhibit 10.67, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).

10.16	Decision and Order of the Federal Trade Commission in the matter of Boston Scientific

Corporation and Guidant Corporation finalized August 3, 2006 (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, File No. 1-11083).

10.17
Embolic Protection Incorporated 1999 Stock Plan, as amended (Exhibit 10.1, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.18
Quanam Medical Corporation 1996 Stock Plan, as amended (Exhibit 10.3, Registration Statement on Form S-8, Registration No. 333-61060 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.19
RadioTherapeutics Corporation 1994 Incentive Stock Plan, as amended (Exhibit 4.2, Registration Statement on Form S-8, Registration No. 333-76380 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.20	Guidant Corporation 1994 Stock Plan, as amended (Exhibit 10.46, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.21	Guidant Corporation 1996 Nonemployee Directors Stock Plan, as amended (Exhibit 10.47, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.22	Guidant Corporation 1998 Stock Plan, as amended (Exhibit 10.48, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.23	Form of Guidant Corporation Option Grant (Exhibit 10.49, Annual Report on Form 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.24
Boston Scientific Corporation 2006 Global Employee Stock Ownership Plan, as amended (Exhibit 10.23, Annual Report on Form 10-K for the year ended December 31, 2006, Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 10.6, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.25
Boston Scientific Corporation 1992 Non-Employee Directors’ Stock Option Plan, as amended (Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 2000 and Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004, File No. 1-11083).#

10.26
Boston Scientific Corporation Non—Employee Director Deferred Compensation Plan, as amended and restated, effective January 1, 2009 (Exhibit 10.1, Current Report on Form 8-K dated October 28, 2008, File No. 1-11083).#

10.27	Form of Non-Qualified Stock Option Agreement (Non-Employee Directors) (Exhibit 10.5, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.28	Form of Restricted Stock Award Agreement (Non-Employee Directors) (Exhibit 10.6, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.29
Form of Boston Scientific Corporation Excess Benefit Plan, as amended (Exhibit 10.1, Current Report on Form 8-K dated June 29, 2005 and Exhibit 10.4, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.30	Form of Trust Under the Boston Scientific Corporation Excess Benefit Plan (Exhibit 10.2, Current Report on Form 8-K dated June 29, 2005, File No. 1-11083).#

10.31	Boston Scientific Corporation Deferred Bonus Plan (Exhibit 10.1, Current Report on Form 8-K

dated May 11, 2010, File No. 1-11083).#

10.32
Boston Scientific Corporation Executive Allowance Plan, as amended (Exhibit 10.53, Annual Report on Form 10-K for year ended December 31, 2005, Exhibit 10.1, Current Report on Form 8-K dated October 30, 2007, and Exhibit 10.2, Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, File No. 1-11083).#

10.33
Boston Scientific Corporation Executive Retirement Plan, as amended (Exhibit 10.54, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.5, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.34	Form of 2010 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.35	Form of 2010 Performance Share Plan (Exhibit 10.2, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.36	Form of 2011 Performance Share Program (Exhibit 10.1, Current Report on Form 8-K dated December 14, 2010, File No. 1-11083).#

10.37	Form of 2011 Performance Incentive Plan (Exhibit 10.1, Current Report on Form 8-K dated October 26, 2010, File No. 1-11083).#

10.38	Form of 2011 Performance Incentive Plan, as amended (Exhibit 10.1, Current Report on Form 8-K dated January 7, 2011, File No. 1-11083).#

10.39*	Boston Scientific Corporation 401(k) Retirement Savings Plan, Amended and Restated, effective as of January 1, 2011.#

10.40
Boston Scientific Corporation 1992 Long-Term Incentive Plan, as amended (Exhibit 10.1, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.2, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.41
Boston Scientific Corporation 1995 Long-Term Incentive Plan, as amended (Exhibit 10.3, Annual Report on Form 10-K for the year ended December 31, 1996, Exhibit 10.5, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, File No. 1-11083).#

10.42
Boston Scientific Corporation 2000 Long-Term Incentive Plan, as amended (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 1999, Exhibit 10.18, Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 10.1, Current Report on Form 8-K dated December 22, 2004 and Exhibit 10.3, Current Report on Form 8-K dated May 9, 2005, and Exhibit 10.3, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.43
Boston Scientific Corporation 2003 Long-Term Incentive Plan, as Amended and Restated, Effective June 1, 2008 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended March 31, 2008, File No. 1-11083).#

10.44	Form of Non-Qualified Stock Option Agreement (vesting over three years) (Exhibit 10.1, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.45	Form of Non-Qualified Stock Option Agreement (vesting over four years) (Exhibit 10.2, Current

Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.46	Form of Non-Qualified Stock Option Agreement (vesting over two years) (Exhibit 10.20, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.47	Form of Non-Qualified Stock Option Agreement (Executive) (Exhibit 10.1, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.48	Form of Deferred Stock Unit Award Agreement (Executive) (Exhibit 10.2, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.49	Form of Non-Qualified Stock Option Agreement (Special) (Exhibit 10.3, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.50	Form of Non-Qualified Stock Option Agreement dated July 1, 2005 (Exhibit 10.1, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.51	Form of Stock Option Agreement (with one year service requirement for vesting upon Retirement) (Exhibit 10.6, Quarterly Report on Form 10-K dated September 30, 2010, File No. 1-11083).#

10.52	Form of Restricted Stock Award Agreement (Exhibit 10.3, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.53	Form of Deferred Stock Unit Award Agreement (Special) (Exhibit 10.4, Current Report on Form 8-K dated May 12, 2006, File No. 1-11083).#

10.54	Form of Deferred Stock Unit Award Agreement (Exhibit 10.4, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.55	Form of Deferred Stock Unit Award Agreement (vesting over five years) (Exhibit 10.16, Annual Report on 10-K for the year ended December 31, 2006, File No. 1-11083).#

10.56	Form of Deferred Stock Unit Award Agreement (vesting over two years) (Exhibit 10.24, Annual Report on Form 10-K for the year ended December 31, 2007, File No. 1-11083).#

10.57	Form of Deferred Stock Unit Award Agreement (Non-Employee Directors) (Exhibit 10.7, Current Report on Form 8-K dated December 10, 2004, File No. 1-11083).#

10.58	Form of Deferred Stock Unit Award Agreement dated July 1, 2005 (Exhibit 10.2, Current Report on Form 8-K dated July 1, 2005, File No. 1-11083).#

10.59
Form of Deferred Stock Unit Award Agreement (with one year service requirement for vesting upon Retirement) (Exhibit 10.5, Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010, File No. 1-11083).#

10.60	Form of Performance Share Unit Award Agreement (Exhibit 10.41, Annual Report on Form 10-K for year ended December 31, 2009, File No 1-11083).#

10.61*	Form of Indemnification Agreement between the Company and certain Directors and Officers (Exhibit 10.16, Registration No. 33-46980).#

10.62
Form of Retention Agreement between Boston Scientific Corporation and certain Executive Officers, as amended (Exhibit 10.1, Current Report on Form 8-K dated February 20, 2007 and Exhibit 10.6, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.63	Form of Change in Control Agreement between Boston Scientific Corporation and certain Executive Officers (Exhibit 10.3, Current Report on Form 8-K dated December 15, 2009, File No. 1-11083).#

10.64	Form of Severance Pay and Layoff Notification Plan as Amended and Restated effective as of November 1, 2007 (Exhibit 10.1, Current Report on Form 8-K dated November 1, 2007, File No. 1-11083).#

10.65
Form of Deferred Stock Unit Award Agreement between James R. Tobin and the Company dated February 28, 2006, as amended (2000 Long-Term Incentive Plan) (Exhibit 10.56, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.7, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.66
Form of Deferred Stock Unit Agreement between James R. Tobin and the Company dated February 28, 2006, as amended (2003 Long-Term Incentive Plan) (Exhibit 10.57, Annual Report on Form 10-K for year ended December 31, 2005 and Exhibit 10.8, Current Report on Form 8-K dated December 16, 2008, File No. 1-11083).#

10.67
Form of Non-Qualified Stock Option Agreement dated February 24, 2009 between Boston Scientific Corporation and James R. Tobin (Exhibit 10.66, Annual Report on Form 10-K for year ended December 31, 2008, File No. 1-11083).#

10.68
Form of Transition and Retirement Agreement dated June 25, 2009 between Boston Scientific Corporation and James R. Tobin (Exhibit 10.1, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.69	Form of Offer Letter between Boston Scientific Corporation and Sam R. Leno dated April 11, 2007 (Exhibit 10.1, Current Report on Form 8-K dated May 7, 2007, File No. 1-11083).#

10.70
Form of Deferred Stock Unit Award dated June 5, 2007 between Boston Scientific Corporation and Sam R. Leno (Exhibit 10.1, Quarterly Report on Form 10-Q for quarter ended June 30, 2007, File No. 1-11083).#

10.71
Form of Non-Qualified Stock Option Agreement dated June 5, 2007 between Boston Scientific Corporation and Sam R. Leno (Exhibit 10.2, Quarterly Report on Form 10-Q dated June 30, 2007, File No. 1-11083).#

10.72	Form of Offer Letter between Boston Scientific Corporation and Jeffrey D. Capello dated May 16, 2008 (Exhibit 10.65, Annual Report on Form 10-K for year ended December 31, 2008, File No. 1-11083).#

10.73	Form of Offer Letter between Boston Scientific Corporation and J. Raymond Elliott dated June 22, 2009 (Exhibit 10.2, Current Report on Form 8-K dated June 22, 2009, File No. 1-11083).#

10.74
Form of Performance Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009 (Exhibit 10.68, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).#

10.75
Form of Retention Agreement between Boston Scientific Corporation and J. Raymond Elliott, effective as of July 13, 2009 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, File No. 1-11083).#

10.76
Form of Restricted Deferred Stock Unit Award Agreement between Boston Scientific Corporation and J. Raymond Elliott dated June 23, 2009 (Exhibit 10.69, Annual Report on Form 10-K for year ended December 31, 2009, File No. 1-11083).#

10.77
Form of Offer Letter between Boston Scientific Corporation and Timothy A. Pratt dated April 9, 2008 (Exhibit 10.1, Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, File No. 1-11083).#

10.78
Form of Agreement and General Release of All Claims between Fredericus A. Colen and Boston Scientific Corporation dated April 23, 2010 (Exhibit 10.1, Current Report on Form 8-K dated April 23, 2010, File No. 1-11083).#

11*
Statement regarding computation of per share earnings (included in Note O - Earnings per Share to the Company’s 2010 consolidated financial statements for the year ended December 31, 2010 included in Item 8).

12*	Statement regarding computation of ratios of earnings to fixed charges.

21*	List of the Company’s subsidiaries as of February 10, 2011.

23*	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008; (ii) the Consolidated Statements of Financial Position as of December 31, 2010 and 2009; (iii) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008; (iv) the Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; (v) the notes to the Consolidated Financial Statements; and (vi) Schedule II - Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Boston Scientific Corporation duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 17, 2011	By:	/s/ Jeffrey D. Capello

Jeffrey D. Capello
Executive Vice President and Chief
Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Boston Scientific Corporation and in the capacities and on the dates indicated.

Dated: February 17, 2011	By:	/s/ John E. Abele

John E. Abele
Director, Founder

Dated: February 17, 2011	By:	/s/ Katharine T. Bartlett

Katharine T. Bartlett
Director

Dated: February 17, 2011	By:	/s/ Bruce L. Byrnes

Bruce L. Byrnes
Director

Dated: February 17, 2011	By:	/s/ Nelda J. Connors

Nelda J. Connors
Director

Dated: February 17, 2011	By:	/s/ J. Raymond Elliott

J. Raymond Elliott
Director, President and Chief Executive Officer

Dated: February 17, 2011	By:	/s/ Marye Anne Fox, Ph.D.

Marye Anne Fox, Ph.D.
Director

Dated: February 17, 2011	By:	/s/ Ray J. Groves

Ray J. Groves
Director

Dated: February 17, 2011	By:	/s/ Kristina M. Johnson, Ph.D.

Kristina M. Johnson, Ph.D.
Director

Dated: February 17, 2011	By:	/s/ Ernest Mario, Ph.D.

Ernest Mario, Ph.D.
Director

Dated: February 17, 2011	By:	/s/ N.J. Nicholas, Jr.

N.J. Nicholas, Jr.
Director

Dated: February 17, 2011	By:	/s/ Pete M. Nicholas

Pete M. Nicholas
Director, Founder, Chairman of the Board

Dated: February 17, 2011	By:	/s/ Uwe E. Reinhardt, Ph.D.

Uwe E. Reinhardt, Ph.D.
Director

Dated: February 17, 2011	By:	/s/ John E. Sununu

John E. Sununu
Director

Schedule II
VALUATION AND QUALIFYING ACCOUNTS (in millions)

			Deductions to	Charges to
	Balance at	Charges to	Allowances for	(Deductions from)
	Beginning of	Costs and	Uncollectible	Other Accounts	Balance at
Description	Year	Expenses (a)	Accounts (b)	(c)	End of Year

Year Ended December 31, 2010:
Allowances for uncollectible accounts and sales returns and allowances	$110	27	(15)	3	$125

Year Ended December 31, 2009:
Allowances for uncollectible accounts and sales returns and allowances	$131	27	(14)	(34)	$110

Year Ended December 31, 2008:
Allowances for uncollectible accounts and sales returns and allowances	$137	8	(11)	(3)	$131
(a) Represents allowances for uncollectible accounts established through selling, general and administrative expenses.
(b) Represents actual write-offs of uncollectible accounts.
(c) Represents net change in allowances for sales returns, recorded as contra-revenue.