Form 10-Q
period 2011-03-31
BOSTON SCIENTIFIC CORP
filed 2011-05-05
CIK 885725

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, or
For the quarterly period ended March 31, 2011
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-11083
BOSTON SCIENTIFIC CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	04-2695240
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
ONE BOSTON SCIENTIFIC PLACE, NATICK, MASSACHUSETTS 01760-1537
(Address of principal executive offices)
(508) 650-8000
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-Accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding
Class	as of March 31, 2011
Common Stock, $.01 par value	1,528,206,257

		Page No.

PART I	FINANCIAL INFORMATION	3

Item 1.	Condensed Consolidated Financial Statements	3

	Condensed Consolidated Statements of Operations	3

	Condensed Consolidated Balance Sheets	4

	Condensed Consolidated Statements of Cash Flows	5

	Notes to the Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	74

Item 4.	Controls and Procedures	75

PART II	OTHER INFORMATION	76

Item 1.	Legal Proceedings	76

Item 1A.	Risk Factors	76

Item 6.	Exhibits	77

SIGNATURE		78
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I
FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
in millions, except per share data	2011	2010

Net sales	$1,925	$1,960
Cost of products sold	631	663

Gross profit	1,294	1,297

Operating expenses:
Selling, general and administrative expenses	596	628
Research and development expenses	212	253
Royalty expense	51	51
Amortization expense	132	128
Goodwill impairment charges	697	1,848
Intangible asset impairment charges		60
Contingent consideration expense	6
Acquisition-related milestone		(250)
Restructuring charges	38	65
Gain on divestiture	(760)

	972	2,783

Operating income (loss)	322	(1,486)

Other income (expense):
Interest expense	(75)	(93)
Other, net	26	4

Income (loss) before income taxes	273	(1,575)
Income tax expense	227	14

Net income (loss)	$46	$(1,589)

Net income (loss) per common share — basic	$0.03	$(1.05)
Net income (loss) per common share — assuming dilution	$0.03	$(1.05)

Weighted-average shares outstanding
Basic	1,526.5	1,514.5
Assuming dilution	1,536.3	1,514.5
See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	As of
	March 31,	December 31,
in millions, except share data	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$595	$213
Trade accounts receivable, net	1,336	1,320
Inventories	899	894
Deferred income taxes	405	429
Assets held for sale	7	576
Prepaid expenses and other current assets	327	183

Total current assets	3,569	3,615

Property, plant and equipment, net	1,708	1,697
Goodwill	9,748	10,186
Other intangible assets, net	6,806	6,343
Other long-term assets	239	287

	$22,070	$22,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current debt obligations	$254	$504
Accounts payable	217	184
Accrued expenses	1,300	1,626
Other current liabilities	269	295

Total current liabilities	2,040	2,609

Long-term debt	4,670	4,934
Deferred income taxes	1,988	1,644
Other long-term liabilities	2,003	1,645

Commitments and contingencies

Stockholders’ equity

Preferred stock, $.01 par value - authorized 50,000,000 shares, none issued and outstanding
Common stock, $.01 par value - authorized 2,000,000,000 shares and issued 1,528,206,257 shares as of March 31, 2011 and 1,520,780,112 shares as of December 31, 2010	15	15
Additional paid-in capital	16,249	16,232
Accumulated deficit	(4,776)	(4,822)
Accumulated other comprehensive loss, net of tax	(119)	(129)

Total stockholders’ equity	11,369	11,296

	$22,070	$22,128

See notes to the unaudited condensed consolidated financial statements.

BOSTON SCIENTIFIC CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
in millions	2011	2010

Cash used for operating activities	$(97)	$(284)

Investing activities:
Purchases of property, plant and equipment	(69)	(70)
Payments for acquisitions of businesses, net of cash acquired	(370)
Payments for investments in companies and acquisitions of certain technologies	(9)	(4)
Proceeds from business divestitures, net of costs	1,416

Cash provided by (used for) investing activities	968	(74)

Financing activities:
Payments on long-term borrowings	(500)
Proceeds from borrowings on credit facilities	250	200
Payments on borrowings from credit facilities	(250)	(200)
Proceeds from issuances of shares of common stock	9	14

Cash (used for) provided by financing activities	(491)	14

Effect of foreign exchange rates on cash	2	(1)

Net increase (decrease) in cash and cash equivalents	382	(345)
Cash and cash equivalents at beginning of period	213	864

Cash and cash equivalents at end of period	$595	$519

Supplemental Information

Non-cash financing activities:
Stock-based compensation expense	$32	$56
See notes to the unaudited condensed consolidated financial statements.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of Boston Scientific Corporation have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and footnotes thereto included in Item 8 of our 2010 Annual Report filed on Form 10-K.
We have reclassified certain prior year amounts to conform to the current year’s presentation. See Note M – Segment Reporting for further details.
Subsequent Events
We evaluate events occurring after the date of our accompanying unaudited condensed consolidated balance sheets for potential recognition or disclosure in our financial statements. We did not identify any material subsequent events requiring adjustment to our accompanying unaudited condensed consolidated financial statements (recognized subsequent events). Those items requiring disclosure (unrecognized subsequent events) in the financial statements have been disclosed accordingly. Refer to Note F – Borrowings and Credit Arrangements and Note K - Commitments and Contingencies for more information.
NOTE B – ACQUISITIONS
During the first quarter of 2011, we completed several acquisitions as part of our priority growth initiatives, targeting the areas of structural heart therapy, deep-brain stimulation, peripheral vascular disease, and atrial fibrillation. Our consolidated financial statements include the operating results for each acquired entity from its respective date of acquisition. We do not present pro forma financial information for these acquisitions given the immateriality of their results to our consolidated financial statements.
Sadra Medical, Inc.
On January 4, 2011, we completed the acquisition of the remaining fully diluted equity of Sadra Medical, Inc. Prior to the acquisition, we held a 14 percent equity ownership in Sadra. Sadra is developing a fully repositionable and retrievable device for percutaneous aortic valve replacement  to treat patients with severe aortic stenosis. The acquisition was intended to broaden and diversify our product portfolio by expanding into the structural heart market. We are integrating the operations of the Sadra business into our Interventional Cardiology division. We paid $193 million, net of cash acquired, at the closing of the transaction using cash on hand to acquire the remaining 86 percent of Sadra, and may be required to pay future consideration up to $193 million through 2016 that is contingent upon the achievement of certain regulatory- and revenue-based milestones.
Intelect Medical, Inc.
On January 5, 2011, we completed the acquisition of the remaining fully diluted equity of Intelect Medical, Inc. Prior to the acquisition, we held a 15 percent equity ownership in Intelect. Intelect is developing advanced visualization and programming for the Vercise™ deep-brain stimulation system. We are integrating the operations of the Intelect business into our Neuromodulation division. The acquisition was intended to leverage the core architecture of our Vercise™ platform and advance the field of deep-brain stimulation. We paid $60 million at the closing of the transaction using cash on hand to acquire the remaining 85 percent of Intelect. There is no contingent consideration related to the Intelect acquisition.
ReVascular Therapeutics, Inc.
On February 15, 2011, we completed the acquisition of 100 percent of the fully diluted equity of ReVascular Therapeutics, Inc. (RVT). RVT has developed an intraluminal chronic total occlusion crossing device which permits endovascular treatment in cases that typically cannot be treated with standard endovascular devices. This acquisition complements our portfolio of devices for lower extremity peripheral artery disease and we are integrating the operations of RVT into our Peripheral Interventions business. We paid $20 million at the closing of the transaction and may be required to pay future consideration up to $16 million through 2014 that is contingent upon the achievement of certain regulatory-, revenue-, and commercialization-based milestones.
Atritech, Inc.
On March 3, 2011, we completed the acquisition of 100 percent of the fully diluted equity of Atritech, Inc. Atritech has developed a device designed to close the left atrial appendage. The Atritech WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven to offer an alternative to anticoagulant drugs for patients with atrial fibrillation and at high risk for stroke. The acquisition was intended to broaden our portfolio of less-invasive devices for cardiovascular care by expanding into the areas of atrial fibrillation and structural heart therapy. We are integrating the operations of the Atritech business into our existing business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology sales forces in the commercialization of the WATCHMAN® device. We paid $100 million, net of cash acquired, at the closing of the transaction and may be required to pay future consideration up to $275 million through 2015 that is contingent upon achievement of certain regulatory- and revenue-based milestones.
Purchase Price Allocation
The components of the aggregate preliminary purchase price as of the acquisition date for acquisitions consummated in the first quarter of 2011 are as follows (in millions):

Cash, net of cash acquired	$373
Fair value of contingent consideration	287
Prior investments	55

$715

As of the respective acquisition dates, we recorded total contingent liabilities of $287 million, representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies upon the achievement of certain regulatory-, commercialization- and revenue-related milestones, and consideration associated with earned revenues. The fair value of the contingent consideration liabilities were estimated by discounting, to present value, contingent payments expected to result from the acquisitions. In certain circumstances, we utilized a probability-weighted approach to determine the fair value of contingent consideration related to the expected achievement of milestones. We used risk-adjusted discount rates ranging from two to 20 percent to derive the fair value of the expected obligations, which we believe is appropriate and representative of market participant assumptions.
Prior to our acquisition of the remaining equity ownership in Sadra and Intelect, we held equity interests in these companies ranging from 14 to 15 percent, carried at an aggregate value of $11 million, and a note receivable carried at a value of $6 million, as of the respective acquisition date. As a result of re-measuring these investments to fair value, estimated at $55 million as of the respective acquisition date, we recorded a gain of $38 million in other, net in the accompanying unaudited condensed consolidated statements of operations during the first quarter of 2011.
We accounted for these acquisitions as business combinations and, in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Topic 805, Business Combinations, we have recorded the assets acquired and liabilities assumed at their respective fair values as of the acquisition date. The following summarizes the aggregate preliminary purchase price allocation (in millions):

Goodwill	$257

Amortizable intangible assets	54

Indefinite-lived intangible assets	533

Other net assets	3

Deferred income taxes	(132)

$715

Transaction costs associated with these acquisitions were expensed as incurred through selling, general and administrative costs in the accompanying unaudited condensed consolidated statements of operations and were not material.
We allocated the aggregate preliminary purchase price to specific intangible asset categories as follows:

		Weighted	Range of Risk-
		Average	Adjusted Discount
	Amount	Amortization	Rates used in
	Assigned	Period	Purchase Price
	(in millions)	(in years)	Allocation

Amortizable intangible assets

Technology - core	$27	7.0	22.4%
Technology - developed	27	7.3	21.4% - 25.0%

	54	7.2

Indefinite-lived intangible assets

Purchased research and development	533		23.4% - 30.0%

	$587

Core technology consists of technical processes, intellectual property, and institutional understanding with respect to products and processes that we will leverage in future products or processes and will carry forward from one product generation to the next. Developed technology represents the value associated with marketed products that have received regulatory approval. The amortizable intangible assets are being amortized on a straight-line basis over their assigned estimated useful lives.
Purchased research and development represents the estimated fair value of acquired in-process research and development projects which have not yet reached technological feasibility. These indefinite-lived intangible assets will be tested for impairment on an annual basis, or more frequently if impairment indicators are present, in accordance with U.S. GAAP and our accounting policies described in our 2010 Annual Report filed on Form 10-K, and amortization of the purchased research and development will begin upon completion of the related projects. We estimate that the total cost to complete the in-process research and development programs acquired in the first quarter of 2011 is between $150 million and $200 million and expect material net cash inflows from the products in development to commence in 2014-2016, following the respective launches of these technologies in the U.S. and our Europe/Middle East/Africa (EMEA) region.
We believe that the estimated intangible asset values represent the fair value at the date of each acquisition and do not exceed the amount a third party would pay for the assets. We used the income approach, specifically the discounted cash flow method, to derive the fair value of the amortizable intangible assets and purchased research and development. These fair value measurements are based on significant unobservable inputs, including management estimates and assumptions and, accordingly, are classified as Level 3 within the fair value hierarchy prescribed by ASC Topic 820, Fair Value Measurements and Disclosures.
We recorded the excess of the aggregate preliminary purchase price over the estimated fair values of the identifiable assets acquired as goodwill, which is non-deductible for tax purposes. Goodwill was established due primarily to revenue and cash flow projections associated with future technologies, as well as synergies expected to be gained from the integration of these businesses into our existing operations, and has been allocated to our reportable segments based on the relative expected benefit from the business combinations, as follows (in millions):

U.S.	$150
EMEA	100
Inter-Continental	6
Japan	1

$257

Contingent Payments Related to Prior Period Acquisitions
Certain of our acquisitions involve contingent consideration arrangements. Payment of additional consideration is generally contingent on the acquired company reaching certain performance milestones, including attaining specified revenue levels, achieving product development targets or obtaining regulatory approvals. We did not make any payments related to prior period acquisitions during the first quarter of 2011 or 2010. As of March 31, 2011, the estimated maximum potential amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions consummated prior to 2009 is approximately $260 million. In accordance with accounting guidance applicable at the time we completed those acquisitions, we do not recognize a liability until the contingency is resolved and consideration is issued or becomes issuable. Topic 805 now requires the recognition of a liability equal to the expected fair value of future contingent payments at the acquisition date for all acquisitions consummated after January 1, 2009. For those acquisitions completed after 2008, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired companies as of the respective acquisition dates. We re-measure these liabilities each reporting period, and report changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates.
In connection with our first quarter 2011 business combinations, we recorded liabilities of $287 million representing the estimated fair value of contingent payments expected to be made at the respective acquisition dates, and recorded expense of $3 million during the first quarter of 2011 representing the increase in the fair value of these obligations between the respective acquisition dates and March 31, 2011. We also recorded contingent consideration expense of $3 million representing the increase in fair value during the first quarter of 2011 of contingent obligations recorded in prior periods. The maximum amount of future contingent consideration (undiscounted) that we could be required to make associated with acquisitions completed after 2008 is approximately $760 million. Included in the accompanying unaudited condensed consolidated balance sheets is accrued contingent consideration of $364 million as of March 31, 2011 and $71 million as of December 31, 2010.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system and we received the milestone payment from Abbott in the first quarter of 2010, which was recorded as a gain in the accompanying unaudited condensed consolidated statements of operations.
NOTE C – DIVESTITURES AND ASSETS HELD FOR SALE
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including upfront payments of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We are providing transitional services to Stryker through transition services agreements, and will also supply products to Stryker through supply agreements. These transition services and supply agreements are expected to be effective for a period of up to 24 months, subject to extension. Due to our continuing involvement in the operations of the Neurovascular business, the divestiture does not meet the criteria for presentation as a discontinued operation. We acquired the Neurovascular business in 1997 with our acquisition of Target Therapeutics. The 2010 revenues generated by the Neurovascular business were $340 million, or approximately four percent of our consolidated net sales. We will continue to generate net sales pursuant to our supply and distribution agreements with Stryker; however, these net sales will be at significantly lower levels and at reduced gross profit margins as compared to prior periods.
In accordance with ASC Topic 360-10-45, Impairment or Disposal of Long Lived Assets, we have presented separately the assets of the Neurovascular business transferred to Stryker at the closing of the transaction as ‘assets held for sale’ in the accompanying unaudited condensed consolidated balance sheets for both periods presented. Pursuant to the divestiture agreement, Stryker did not assume any liabilities recorded as of the closing date associated with the Neurovascular business. The assets held for sale included in the accompanying unaudited condensed consolidated balance sheets attributable to the divestiture consist of the following:

	As of
	March 31,	December 31,
(in millions)	2011	2010

Inventories	$4	$30
Property, plant and equipment, net		4
Goodwill		478
Other intangible assets, net		59

	$4	$571

We also classified as ‘assets held for sale’ certain property, plant and equipment unrelated to the Neurovascular business that we intend to sell within the next twelve months having a net book value of $3 million as of March 31, 2011 and $5 million as of December 31, 2010.
As of March 31, 2011, the assets classified as ‘assets held for sale’ related to the Neurovascular divestiture represent inventories that will transfer to Stryker upon the completion of local closings in certain foreign jurisdictions. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of

2011 associated with the closing of the transaction. We also deferred a gain of $27 million in the accompanying unaudited condensed consolidated balance sheets to be recognized upon the release of escrowed funds and the performance of certain activities under the transition services agreements throughout 2011 and 2012.
NOTE D – GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill Impairment Charges
2011 Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. Cardiac Rhythm Management (CRM) market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. The amount of the goodwill impairment charge recorded in the first quarter of 2011 is an estimate, subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2011, as we finalize the second step of the goodwill impairment test.
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit, as described in our accounting policies in our 2010 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.
As a result of physician reaction to recent study results published by the Journal of the American Medical Association regarding evidence-based guidelines for implantable cardioverter defibrillator (ICD) implants and U.S. Department of Justice investigations into hospitals’ ICD implants and the expansion of Medicare recovery audits, among other factors, we now expect the U.S. CRM market to experience negative growth rates in the mid-single digits in 2011, as compared to 2010. Due to these expected near-term market reductions, in addition to the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the market reduction, and the related reduction in our forecasted 2011 U.S. CRM net sales as well as the change in our expected sales growth rates thereafter as a result of the factors noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
The aggregate amount of goodwill that remains associated with our U.S. CRM reporting unit is $782 million as of March 31, 2011. In addition, the remaining book value of our U.S. CRM amortizable intangible assets, which have been allocated to our U.S. CRM reporting unit, is approximately $3.6 billion as of March 31, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we tested our CRM amortizable intangible assets as of March 31, 2011 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM business exceeds its fair value, due primarily to the carrying value of the amortizable intangible assets. As a result, we expect that the U.S. CRM reporting unit may be susceptible to future impairment charges. The declines expected in the U.S. CRM market did not impact our assumptions related to our other reporting units.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $782 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.2 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.2 billion of allocated goodwill; and our EMEA region, which holds $3.9 billion of allocated goodwill. As of the most recent assessment, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately six percent to 23 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied would require that we perform the second step of the goodwill impairment test for our U.S. CRM, U.S. Neuromodulation and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for all four of the reporting units with higher risk of impairment. The estimates used for our future cash flows and discount rates are our best estimates and we believe they are reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:
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
2010 Charge
The ship hold and product removal actions associated with our U.S. ICD and cardiac resynchronization therapy defibrillator (CRT-D) products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded an estimated non-deductible goodwill impairment charge of $1.848 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge as a result of the finalization of the second step of the goodwill impairment test.
Intangible Asset Impairment Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment in accordance with U.S. GAAP and our accounting policies and recorded a $60 million charge to write down the balance of these intangible assets to their fair value during the first quarter of 2010. We recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations.
NOTE E – FAIR VALUE MEASUREMENTS
Derivative Instruments and Hedging Activities
We develop, manufacture and sell medical devices globally and our earnings and cash flows are exposed to market risk from changes in currency exchange rates and interest rates. We address these risks through a risk management program that includes the use of derivative financial instruments, and operate the program pursuant to documented corporate risk management policies. We recognize all derivative financial instruments in our consolidated financial statements at fair value in accordance with ASC Topic 815, Derivatives and Hedging. In accordance with Topic 815, for those derivative instruments that are designated and qualify as hedging instruments, the hedging instrument must be designated, based upon the exposure being hedged, as a fair value hedge, cash flow hedge, or a hedge of a net investment in a foreign operation. The accounting for changes in the fair value (i.e. gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship. Our derivative instruments do not subject our earnings or cash flows to material risk, as gains and losses on these derivatives generally offset losses and gains on the item being hedged. We do not enter into derivative transactions for speculative purposes and we do not have any non-derivative instruments that are designated as hedging instruments pursuant to Topic 815.
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
Designated Foreign Currency Hedges
All of our designated currency hedge contracts outstanding as of March 31, 2011 and December 31, 2010 were cash flow hedges under Topic 815 intended to protect the U.S. dollar value of our forecasted foreign currency denominated transactions. We record the effective portion of any change in the fair value of foreign currency cash flow hedges in other comprehensive income (OCI) until the related third-party transaction occurs. Once the related third-party transaction occurs, we reclassify the effective portion of any related gain or loss on the foreign currency cash flow hedge to earnings. In the event the hedged forecasted transaction does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to earnings at that time. We had currency derivative instruments designated as cash flow hedges outstanding in the contract amount of $2.559 billion as of March 31, 2011 and $2.679 billion as of December 31, 2010.
We recognized net losses of $19 million in earnings on our cash flow hedges during the first quarter of 2011, as compared to net losses of $21 million during the first quarter of 2010. All currency cash flow hedges outstanding as of March 31, 2011 mature within 36 months. As of March 31, 2011, $88 million of net losses, net of tax, were recorded in accumulated other comprehensive income (AOCI) to recognize the effective portion of the fair value of any currency derivative instruments that are, or previously were, designated as foreign currency cash flow hedges, as compared to net losses of $71 million as of December 31, 2010. As of March 31, 2011, $58 million of net losses, net of tax, may be reclassified to earnings within the next twelve months.
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
Non-designated Foreign Currency Contracts
We use currency forward contracts as a part of our strategy to manage exposure related to foreign currency denominated monetary assets and liabilities. These currency forward contracts are not designated as cash flow, fair value or net investment hedges under Topic 815; are marked-to-market with changes in fair value recorded to earnings; and are entered into for periods consistent with currency transaction exposures, generally one to six months. We had currency derivative instruments not designated as hedges under Topic 815 outstanding in the contract amount of $2.165 billion as of March 31, 2011 and $2.398 billion as of December 31, 2010.
Interest Rate Hedging
Our interest rate risk relates primarily to U.S. dollar borrowings, partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates by converting floating-rate debt into fixed-rate debt or fixed-rate debt into floating-rate debt.
We designate these derivative instruments either as fair value or cash flow hedges under Topic 815. We record changes in the value of fair value hedges in interest expense, which is generally offset by changes in the fair value of the hedged debt obligation. Interest payments made or received related to our interest rate derivative instruments are included in interest expense. We record the effective portion of any change in the fair value of derivative instruments designated as cash flow hedges as unrealized gains or losses in OCI, net of tax, until the hedged cash flow occurs, at which point the effective portion of any gain or loss is reclassified to earnings. We record the ineffective portion of our cash flow hedges in interest expense. In the event the hedged cash flow does not occur, or it becomes no longer probable that it will occur, we reclassify the amount of any gain or loss on the related cash flow hedge to interest expense at that time. In the first quarter of 2011, we entered interest rate derivative contracts having a notional amount of $850 million to convert fixed-rate debt into floating-rate debt, which we have designated as fair value hedges, and had $850 million outstanding as of March 31, 2011. We had no interest rate derivative instruments outstanding as of December 31, 2010. During the first quarter of 2011, we recognized in interest expense a $14 million gain on our hedged debt obligation and an offsetting $14 million loss on the related interest rate derivative contract.
In prior years, we terminated certain interest rate derivative instruments, including fixed-to-floating interest rate contracts, designated as fair value hedges, and floating-to-fixed treasury locks, designated as cash flow hedges. In accordance with Topic 815, we are amortizing the gains and losses of these derivative instruments upon termination into earnings over the term of the hedged debt. The carrying amount of certain of our senior notes included unamortized gains of $2 million as of March 31, 2011 and December 31, 2010, and unamortized losses of $5 million as of March 31, 2011 and December 31, 2010, related to the fixed-to-floating interest rate contracts. In addition, we had pre-tax net gains within AOCI related to terminated floating-to-fixed treasury locks of $8 million as of March 31, 2011 and December 31, 2010.
During the first quarter of 2011, we recognized in earnings an immaterial amount of net gains related to our interest rate derivative contracts. As of March 31, 2011 and December 31, 2010, we had $5 million of net gains, net of tax, recorded in AOCI to recognize the effective portion of these instruments. As of March 31, 2011, an immaterial amount of net gains, net of tax, may be reclassified to earnings within the next twelve months from amortization of our previously terminated interest rate derivative instruments.
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
We also employ master netting arrangements that reduce our counterparty payment settlement risk on any given maturity date to the net amount of any receipts or payments due between us and the counterparty financial institution. Thus, the maximum loss due to credit risk by counterparty is limited to the unrealized gains in such contracts net of any unrealized losses should any of these counterparties fail to perform as contracted. Although these protections do not eliminate concentrations of credit risk, as a result of the above considerations, we do not consider the risk of counterparty default to be significant.
Fair Value of Derivative Instruments
The following presents the effect of our derivative instruments designated as cash flow hedges under Topic 815 on our accompanying unaudited condensed consolidated statements of operations during the first quarters of 2011 and 2010 (in millions):

		Amount of Pre-tax
	Amount of Pre-tax	Gain (Loss)
	Gain (Loss)	Reclassified from
	Recognized in OCI	AOCI into Earnings	Location in Statement of
	(Effective Portion)	(Effective Portion)	Operations

Three Months Ended March 31, 2011

Interest rate contracts			Interest expense

Currency hedge contracts	$(47)	$(19)	Cost of products sold

	$(47)	$(19)

Three Months Ended March 31, 2010

Interest rate contracts		$1	Interest expense

Currency hedge contracts	$67	(21)	Cost of products sold

	$67	$(20)

The amount of gain (loss) recognized in earnings related to the ineffective portion of hedging relationships was $1 million during the first quarter of 2011 and de minimis during the first quarter of 2010.

		Amount of Gain
		(Loss) Recognized in
	Location	Earnings (in millions)
Derivatives Not Designated as	in Statement of	Three Months Ended March 31,
Hedging Instruments	Operations	2011	2010

Currency hedge contracts	Other, net	$1	$(7)

		$1	$(7)

Losses and gains on currency hedge contracts not designated as hedged instruments were substantially offset by net losses from foreign currency transaction exposures of $2 million during the first quarter of 2011 and $3 million during the first quarter of 2010. As a result, we recorded net foreign currency losses of $1 million during the first quarter of 2011 and $4 million during the first quarter of 2010, within other, net in our accompanying unaudited condensed consolidated statements of operations.
Topic 815 requires all derivative instruments to be recognized at their fair values as either assets or liabilities on the balance sheet. We determine the fair value of our derivative instruments using the framework prescribed by ASC Topic 820, Fair Value Measurements and Disclosures, by considering the estimated amount we would receive to sell or transfer these instruments at the reporting date and by taking into account current interest rates, currency exchange rates, the creditworthiness of the counterparty for assets, and our creditworthiness for liabilities. In certain instances, we may utilize financial models to measure fair value. Generally, we use inputs that include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; other observable inputs for the asset or liability; and inputs derived principally from, or corroborated by, observable market data by correlation or other means. As of March 31, 2011, we have classified all of our derivative assets and liabilities within Level 2 of the fair value hierarchy prescribed by Topic 820, as discussed below, because these observable inputs are available for substantially the full term of our derivative instruments.
The following are the balances of our derivative assets and liabilities as of March 31, 2011 and December 31, 2010:

		As of
		March 31,	December 31,
(in millions)	Location in Balance Sheet (1)	2011	2010

Derivative Assets:

Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	$9	$32
Currency hedge contracts	Other long-term assets	9	27

		18	59

Non-Designated Hedging Instruments
Currency hedge contracts	Prepaid and other current assets	19	23

Total Derivative Assets		$37	$82

Derivative Liabilities:

Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	$83	$87
Currency hedge contracts	Other long-term liabilities	63	71
Interest rate contracts	Other long-term liabilities	10

		156	158

Non-Designated Hedging Instruments
Currency hedge contracts	Other current liabilities	31	31

Total Derivative Liabilities		$187	$189

(1)	We classify derivative assets and liabilities as current when the remaining term of the derivative contract is one year or less.
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

Our investments in money market funds are generally classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. Our money market funds are classified as cash and cash equivalents within our accompanying unaudited condensed consolidated balance sheets, in accordance with U.S. GAAP and our accounting policies.

Assets and liabilities measured at fair value on a recurring basis consist of the following as of March 31, 2011 and December 31, 2010:

	As of March 31, 2011				As of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Money market funds	$236			$236	$105			$105
Hedge contracts		$37		37		$82		82

	$236	$37		$273	$105	$82		$187

Liabilities
Hedge contracts		$187		$187		$189		$189
Accrued contingent consideration			$364	364			$71	71

		$187	$364	$551		$189	$71	$260

In addition to $236 million invested in money market and government funds as of March 31, 2011, we had $263 million of cash invested in short-term time deposits, and $96 million in interest bearing and non-interest bearing bank accounts. In addition to $105 million invested in money market and government funds as of December 31, 2010, we had $16 million of cash invested in short-term time deposits, and $92 million in interest bearing and non-interest bearing bank accounts.
Changes in the fair value of recurring fair value measurements using significant unobservable inputs (Level 3) during the first quarter of 2011, related solely to our contingent consideration liability, were as follows (in millions):

Balance as of December 31, 2010	$(71)
Contingent consideration liability recorded	(287)
Fair value adjustment	(6)

Balance as of March 31, 2011	$(364)

Non-Recurring Fair Value Measurements
We hold certain assets and liabilities that are measured at fair value on a non-recurring basis in periods subsequent to initial recognition. The fair value of a cost method investment is not estimated if there are no identified events or changes in circumstances that may have a significant adverse effect on the fair value of the investment. The aggregate carrying amount of our cost method investments was $17 million as of March 31, 2011 and $43 million as of December 31, 2010. As of March 31, 2011, we had $782 million of assets measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3), which represents the remaining implied fair value of the goodwill balance attributable to our U.S. CRM reporting unit subsequent to our interim impairment review and resulting goodwill impairment charge during the first quarter of 2011, discussed further in Note D – Goodwill and Other Intangible Assets.
During the first quarter of 2011, we wrote down goodwill attributable to our U.S. CRM reporting unit, discussed in Note D – Goodwill and Other Intangible Assets, with a carrying amount of $1.479 billion to its implied fair value of $782 million, resulting in a non-deductible goodwill impairment charge of $697 million. The fair value measurement was calculated using unobservable inputs, primarily using the income approach, specifically the discounted cash flow method, which are classified as Level 3 within the fair value hierarchy. The amount and timing of future cash flows within our analysis was based on our most recent operational budgets, long range strategic plans and other estimates.
During the first quarter of 2010, we recorded $1.908 billion of losses to adjust our goodwill and certain other intangible asset balances to their fair values. We wrote down goodwill attributable to our U.S. CRM reporting unit with a carrying amount of $3.296 billion to its implied fair value of $1.448 billion, resulting in a write-down of $1.848 billion, an estimate which was finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge as a result of the finalization of the second step of the goodwill impairment test, resulting in a revised implied fair value of $1.479 billion. In addition, we wrote down certain of our Peripheral Interventions intangible assets by $60 million to their estimated fair values of $14 million.
The fair value of our outstanding debt obligations was $5.183 billion as of March 31, 2011 and $5.654 billion as of December 31, 2010, which was determined by using primarily quoted market prices for our publicly-registered senior notes, classified as Level 1 within the fair value hierarchy. This decrease was due primarily to debt repayments of $500 million during the quarter. Refer to Note F – Borrowings and Credit Arrangements for a discussion of our debt obligations.
NOTE F – BORROWINGS AND CREDIT ARRANGEMENTS
We had total debt of $4.924 billion as of March 31, 2011 and $5.438 billion as of December 31, 2010. During the first quarter of 2011, we prepaid $250 million of our term loan and paid $250 million of our senior notes at maturity. In April 2011, we prepaid an additional $250 million of our term loan, leaving us with $4.674 billion of gross debt as of April 30, 2011. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2011 is as follows:

	Payments due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total

Term loan	$250		$500				$750
Senior notes				$600	$1,250	$2,350	4,200

	$250		$500	$600	$1,250	$2,350	$4,950

Note:	The table above does not include discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
Our term loan facility requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount of $500 million due at the credit facility maturity date, currently June 2013, with up to two one-year extension options subject to certain conditions. However, we prepaid $100 million of our 2012 term loan maturities and $150 million of our 2013 term loan maturities within the first quarter of 2011 and, in April 2011, prepaid the remaining $50 million of our 2012 term loan maturities and another $200 million of our 2013 term loan maturities using cash on hand. The $250 million April 2011 term loan prepayment is reflected as ‘current’ in the table above, as well as in our accompanying unaudited condensed consolidated balance sheets. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent).
We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of March 31, 2011 or December 31, 2010.
Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	March 31, 2011

Maximum leverage ratio (1)	3.85 times	1.7 times
Minimum interest coverage ratio (2)	3.0 times	7.8 times
(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives. As of March 31, 2011, we had $420 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of March 31, 2011, we had $1.854 billion of the legal payment exclusion remaining.
As of and through March 31, 2011, we were in compliance with the required covenants. The maximum leverage ratio covenant requirement steps down to 3.5 times after March 31, 2011. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of March 31, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables, maturing in August 2011, subject to extension. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay any borrowings immediately under the facility. The credit agreement required us to create a wholly-owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were no amounts borrowed under this facility as of March 31, 2011 or December 31, 2010. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $250 million of our term loan, and subsequently repaid the borrowed amounts during the first quarter of 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 300 million Euro (translated to approximately $425 million as of March 31, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $288 million of receivables as of March 31, 2011 at an average interest rate of 2.3 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $225 million as of March 31, 2011). We discounted $183 million of notes receivable as of March 31, 2011 and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. Discounted and de-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
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
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $165 million to $175 million of these charges will result in cash outlays, of which we have made payments of $93 million to date. We have recorded related costs of $148 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

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
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $47 million to date. We have recorded related costs of $91 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$30 million to $35 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$80 million to $85 million

$130 million to $145 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The transfer of certain production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan, with the exception of final production line transfers, were completed as of December 31, 2009. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $371 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $38 million in the first quarter of 2011 and $65 million in the first quarter of 2010. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the first quarter of 2011 and $15 million the first quarter of 2010. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:

Three Months Ended March 31, 2011
	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$28				$10	$38

Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1

		3	8		1	12

	$28	$3	$8		$11	$50

	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$27				$11	$38
Plant Network Optimization program	1	$3	$8			12

	$28	$3	$8		$11	$50

Three Months Ended March 31, 2010
	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$50			$5	$10	$65

Restructuring-related expenses:
Cost of products sold		$2	$12			14
Selling, general and administrative expenses					1	1

		2	12		1	15

	$50	$2	$12	$5	$11	$80

	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$46			$5	$8	$59
Plant Network Optimization program	1	$2	$6			9
2007 Restructuring plan	3		6		3	12

	$50	$2	$12	$5	$11	$80

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our Plant Network Optimization program and 2010 Restructuring plan in 2011 and 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.

We have incurred cumulative restructuring charges related to our 2010 Restructuring plan and Plant Network Optimization program of $169 million and restructuring-related costs of $70 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant
	Restructuring	Network
(in millions)	plan	Optimization	Total

Termination benefits	$93	$27	$120
Fixed asset write-offs	11		11
Other	38		38

Total restructuring charges	142	27	169

Accelerated depreciation		16	16
Transfer costs		48	48
Other	6		6

Restructuring-related expenses	6	64	70

	$148	$91	$239

In the first quarter of 2011, we made cash payments of $32 million associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $140 million related to our 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant
	Restructuring	Network
(in millions)	plan	Optimization	Total

Three Months Ended March 31, 2011
Termination benefits	$8		$8
Transfer costs		$8	8
Other	16		16

	$24	$8	$32

Program to Date
Termination benefits	$53		$53
Transfer costs		$47	47
Other	40		40

	$93	$47	$140

We also made cash payments of $1 million during the first quarter of 2011 associated with our 2007 Restructuring plan and have made total cash payments of $371 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
The following is a rollforward of the restructuring liability associated with our 2010 Restructuring plan and Plant Network Optimization program, since the inception of the respective plan, which is reported as a component of accrued expenses included in our accompanying unaudited condensed consolidated balance sheets:

				Plant
				Network
	2010 Restructuring plan			Optimization
	Termination			Termination
(in millions)	Benefits	Other	Subtotal	Benefits	Total

Accrued as of December 31, 2008
Charges				$22	$22
Cash payments

Accrued as of December 31, 2009				22	22
Charges	$66	$28	$94	4	98
Other adjustments to accruals
Cash payments	(45)	(20)	(65)		(65)

Accrued as of December 31, 2010	21	8	29	26	55
Charges	27	10	37	1	38
Cash payments	(8)	(16)	(24)		(24)

Accrued as of March 31, 2011	$40	$2	$42	$27	$69

The remaining restructuring liability associated with our 2007 Restructuring plan was $9 million as of March 31, 2011 and $10 million as of December 31, 2010.
NOTE H – SUPPLEMENTAL BALANCE SHEET INFORMATION
Components of selected captions in our accompanying unaudited condensed consolidated balance sheets are as follows:
Trade accounts receivable, net

	As of
	March 31,	December 31,
(in millions)	2011	2010

Accounts receivable	$1,441	$1,445
Less: allowance for doubtful accounts	(61)	(83)
Less: allowance for sales returns	(44)	(42)

	$1,336	$1,320

The following is a rollforward of our allowance for doubtful accounts for the first quarters ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in millions)	2011	2010

Beginning balance	$83	$71
Net (credits) charges to expenses	(19)	2
Utilization of allowances	(3)	(4)

Ending balance	$61	$69

During the first quarter of 2011, we reversed $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize during the quarter, reducing our allowance for doubtful accounts as a credit to selling, general and administrative expense.
Inventories

	As of
	March 31,	December 31,
(in millions)	2011	2010

Finished goods	$609	$622
Work-in-process	100	95
Raw materials	190	177

	$899	$894

Property, plant and equipment, net

	As of
	March 31,	December 31,
(in millions)	2011	2010

Land	$119	$119
Buildings and improvements	935	919
Equipment, furniture and fixtures	1,963	1,889
Capital in progress	251	241

	3,268	3,168
Less: accumulated depreciation	1,560	1,471

	$1,708	$1,697

Depreciation expense was $69 million for the first quarter of 2011 and $74 million for the first quarter of 2010.
Accrued expenses

	As of
	March 31,	December 31,
(in millions)	2011	2010
Legal reserves	$134	$441
Payroll and related liabilities	398	436
Accrued contingent consideration	17	9
Other	751	740

	$1,300	$1,626

Other long-term liabilities

	As of
	March 31,	December 31,
(in millions)	2011	2010
Legal reserves	$151	$147
Accrued income taxes	1,096	1,062
Accrued contingent consideration	347	62
Other long-term liabilities	409	374

	$2,003	$1,645

Accrued warranties
We offer warranties on certain of our product offerings. Approximately 90 percent of our warranty liability as of March 31, 2011 related to implantable devices offered by our CRM business, which include defibrillator and pacemaker systems. Our CRM products come with a standard limited warranty covering the replacement of these devices. We offer a full warranty for a portion of the period post-implant, and a partial warranty over the remainder of the useful life of the product. We estimate the costs that we may incur under our warranty programs based on the number of units sold, historical and anticipated rates of warranty claims and cost per claim, and record a liability equal to these estimated costs as cost of products sold at the time the product sale occurs. We reassess the adequacy of our recorded warranty liabilities on a quarterly basis and adjust these amounts as necessary. Changes in our product warranty accrual during the first quarters of 2011 and 2010 consisted of the following (in millions):

	Three Months Ended
	March 31,
	2011	2010

Beginning Balance	$43	$55
Provision	5	3
Settlements/ reversals	(7)	(8)

Ending Balance	$41	$50

NOTE I – COMPREHENSIVE INCOME
The following table provides a summary of our comprehensive income (loss):

	Three Months Ended
	March 31,
(in millions)	2011	2010

Net income (loss)	$46	$(1,589)
Foreign currency translation adjustment	28	(30)
Net change in unrealized gains and losses on derivative financial instruments, net of tax	(18)	55

Comprehensive income (loss)	$56	$(1,564)

Refer to Note E – Fair Value Measurements for more information on our derivative financial instruments.
NOTE J – INCOME TAXES
Tax Rate
The following table provides a summary of our reported tax rate:

	Three Months Ended				Percentage
	March 31				Point
	2011		2010		Increase (Decrease)

Reported tax rate	83.2%		(0.9	) %	84.1%
Impact of certain receipts/charges*	(69.4	) %	22.2%		91.6%

	13.8%		21.3%		(7.5	) %

     *These receipts/charges are taxed at different rates than our effective tax rate.

The change in our reported tax rate for the first quarter of 2011, as compared to the same period in 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first quarter of 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, and restructuring- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets. In the first quarter of 2010, these receipts and charges included a non-deductible goodwill impairment charge and other intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges, as well as discrete tax items related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case.
As of March 31, 2011, we had $986 million of gross unrecognized tax benefits, of which a net $879 million, if recognized, would affect our effective tax rate. As of December 31, 2010, we had $965 million of gross unrecognized tax benefits, of which a net $859 million, if recognized, would affect our effective tax rate.
We are subject to U.S. federal income tax as well as income tax of multiple state and foreign jurisdictions. We have concluded all U.S. federal income tax matters through 2000 and substantially all material state, local, and foreign income tax matters through 2001.
On December 17, 2010, we received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS for these periods is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and, on March 11, 2011, we filed petitions with the U.S. Tax Court contesting these Notices of Deficiency.
In April 2011, we received a Revenue Agent’s Report from the IRS reflecting proposed adjustments for the Guidant 2004-2006 tax years. The report proposes transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions and we disagree with the proposed adjustments. Furthermore, we expect to receive a Revenue Agent’s Report for Boston Scientific Corporation’s 2006-2007 tax years proposing additional transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions.
We do not expect that we will be able to resolve these proposed adjustments through applicable IRS administrative procedures. The statute of limitations for Guidant Corporation’s 2004-2006 tax years and Boston Scientific Corporation’s 2006-2007 tax years expire in December 2011 and September 2011, respectively. Accordingly, we anticipate receiving Notices of Deficiency for these tax years prior to the expiration of the relevant statute of limitations. We believe we have meritorious defenses for our tax filings and will petition the Tax Court to contest the proposed IRS adjustments relating to these periods as well.
We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.
We recognize interest and penalties related to income taxes as a component of income tax expense. We recognized interest expense related to income taxes of $7 million in the first quarter of 2011 and $10 million in the first quarter of 2010. We had $297 million accrued for gross interest and penalties as of March 31, 2011 and $285 million as of December 31, 2010.
It is reasonably possible that within the next 12 months we will resolve multiple issues including transfer pricing, research and development credit and transactional related issues, with foreign, federal and state taxing authorities, in which case we could record a reduction in our balance of unrecognized tax benefits of up to approximately $14 million.
NOTE K – COMMITMENTS AND CONTINGENCIES
The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to adopt new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations and/or liquidity.
In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and/or liquidity.
We generally record losses for claims in excess of the limits of purchased insurance in earnings at the time and to the extent they are probable and estimable. In accordance with ASC Topic 450, Contingencies, we accrue anticipated costs of settlement, damages, losses for general product liability claims and, under certain conditions, costs of defense, based on historical experience or to the extent specific losses are probable and estimable. Otherwise, we expense these costs as incurred. If the estimate of a probable loss is a range and no amount within the range is more likely, we accrue the minimum amount of the range.
Our accrual for legal matters that are probable and estimable was $285 million as of March 31, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the U.S. Department of Justice (DOJ) in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, discussed in our 2010 Annual Report filed on Form 10-K. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants.
In management’s opinion, we are not currently involved in any legal proceedings other than those disclosed in our 2010 Annual Report filed on Form 10-K, or specifically identified below, which, individually or in the aggregate, could have a material effect on our financial condition, operations and/or cash flows. Unless included in our legal accrual or otherwise indicated below, a range of loss associated with any individual material legal proceeding cannot be estimated.
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
On February 1, 2008, Wyeth Corporation and Cordis Corporation filed an amended complaint against Abbott Laboratories, adding us and Boston Scientific Scimed, Inc. as additional defendants to the complaint. The suit alleges that the PROMUS® coronary stent system, supplied to us by Abbott, infringes three U.S. patents (the Morris patents) owned by Wyeth and licensed to Cordis. The suit was filed in the U.S. District Court for the District of New Jersey seeking monetary and injunctive relief. A Markman hearing was held on July 15, 2010. On November 3, 2010, the District Court granted a motion to bifurcate damages from liability in the case. A liability trial is scheduled to begin on September 12, 2011. On January 7, 2011, Wyeth and Cordis withdrew their infringement claim as to one of the patents.
On December 4, 2009, Boston Scientific Scimed, Inc. and we filed a complaint for patent infringement against Cordis Corporation alleging that its Cypher Mini™ stent product infringes a U.S. patent (the Jang patent) owned by us. The suit was filed in the U.S. District Court for the District of Minnesota seeking monetary and injunctive relief. On January 19, 2010, Cordis filed its answer as well as a motion to transfer the suit to the U.S. District Court for the District of Delaware. On April 16, 2010, the Minnesota District Court granted Cordis’ motion to transfer the case to Delaware. On April 13, 2011, the U.S. District Court for the District of Delaware granted summary judgment that Cordis infringed the Jang patent and on April 28, 2011 the Court granted summary judgment that Cordis’ infringement was willful. A trial on damages has been scheduled to begin on May 5, 2011.
Litigation with Medtronic, Inc.
On December 17, 2007, Medtronic, Inc. filed a declaratory judgment action in the U.S. District Court for the District of Delaware against us, Guidant Corporation, and Mirowski Family Ventures L.L.C., challenging its obligation to pay royalties to Mirowski on certain cardiac resynchronization therapy devices by alleging non-infringement and invalidity of certain claims of two patents owned by Mirowski and exclusively licensed to Guidant and sublicensed to Medtronic. On November 21, 2008, Medtronic filed an amended complaint adding unenforceability of the patents. A trial was held in January 2010 and on March 30, 2011 judgment was rendered in favor of Medtronic as to non-infringement. We do not intend to appeal.
Other Stent System Patent Litigation
On October 5, 2009, Dr. Jang served a lien notice on us seeking a portion of any recovery from Johnson & Johnson for infringement of the Jang patent, and on May 25, 2010, Dr. Jang filed a formal suit in the U.S. District Court for the Central District of California. On June 5, 2010, we answered denying the allegations and on July 2, 2010, we filed a motion to transfer the action to the U.S. District Court for the District of Delaware. On August 9, 2010, the Central California District Court ordered the case transferred to Delaware. A trial is scheduled to begin on May 29, 2012.
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
On November 17, 2009, Boston Scientific Scimed, Inc. filed suit against OrbusNeich Medical, Inc. and certain of its subsidiaries in the Hague District Court in the Netherlands alleging that OrbusNeich’s sale of the Genous stents infringes a patent owned by us (the Keith patent) and seeking monetary damages and injunctive relief. A hearing was held on June 18, 2010. In December 2010, the case was stayed pending the outcome of an earlier case on the same patent. On February 4, 2011, we filed an appeal.

Other Patent Litigation
On August 24, 2010, EVM Systems, LLC filed suit against us, Cordis Corporation, Abbott Laboratories Inc. and Abbott Vascular, Inc. in the U.S. District Court for the Eastern District of Texas alleging that our vena cava filters, including the Escape Nitinol Stone Retrieval Device, infringe two patents (the Sachdeva patents) and seeking monetary damages. On November 15, 2010, we answered the complaint denying the allegations and asserting counterclaims of non-infringement and invalidity. On April 20, 2011, EVM amended the complaint to add an additional Sachdeva patent and the Atritech Watchman device. A trial is scheduled to begin on January 17, 2013.
On May 17, 2010, Dr. Luigi Tellini filed suit against us and certain of our subsidiaries, Guidant Italia S.r.l. and Boston Scientific S.p.A., in the Civil Tribunal in Milan, Italy alleging certain of our Cardiac Rhythm Management (CRM) products infringe an Italian patent (the Tellini patent) owned by Dr. Tellini and seeking monetary damages. We filed our response on October 26, 2010. During a hearing on November 16, 2010, Dr. Tellini’s claims were dismissed with a right to refile amended claims. Dr. Tellini refiled amended claims on January 10, 2011. We filed our response on April 20, 2011.
Product Liability Related Litigation
Cardiac Rhythm Management
Two product liability class action lawsuits and more than 27 individual lawsuits involving approximately 27 individual plaintiffs remain pending in various state and federal jurisdictions against Guidant alleging personal injuries associated with defibrillators or pacemakers involved in certain 2005 and 2006 product communications. The majority of the cases in the United States are pending in federal court but approximately seven cases are currently pending in state courts. On November 7, 2005, the Judicial Panel on Multi-District Litigation established MDL-1708 (MDL) in the U.S. District Court for the District of Minnesota and appointed a single judge to preside over all the cases in the MDL. In April 2006, the personal injury plaintiffs and certain third-party payors served a Master Complaint in the MDL asserting claims for class action certification, alleging claims of strict liability, negligence, fraud, breach of warranty and other common law and/or statutory claims and seeking punitive damages. The majority of claimants do not allege physical injury, but sue for medical monitoring and anxiety. On July 12, 2007, we reached an agreement to settle certain claims, including those associated with the 2005 and 2006 product communications, which was amended on November 19, 2007. Under the terms of the amended agreement, subject to certain conditions, we would pay a total of up to $240 million covering up to 8,550 patient claims, including almost all of the claims that have been consolidated in the MDL as well as other filed and unfiled claims throughout the United States. On June 13, 2006, the Minnesota Supreme Court appointed a single judge to preside over all Minnesota state court lawsuits involving cases arising from the product communications. At the conclusion of the MDL settlement in 2010, 8,180 claims had been approved for participation. As a result, we made all required settlement payments of approximately $234 million, and no other payments are due under the MDL settlement agreement. On April 6, 2009, September 24, 2009, April 16, 2010 and August 30, 2010, the MDL Court issued orders dismissing with prejudice the claims of most plaintiffs participating in the settlement; the claims of settling plaintiffs whose cases were pending in state courts have been or will be dismissed by those courts. On April 22, 2010, the MDL Court certified an order from the Judicial Panel on Multidistrict Litigation remanding the remaining cases to their trial courts of origin.
We are aware of more than 32 Guidant product liability lawsuits pending internationally associated with defibrillators or pacemakers, including devices involved in the 2005 and 2006 product communications, generally seeking monetary damages. Six of those suits pending in Canada are putative class actions, four of which are stayed pending the outcome of two lead class actions. On April 10, 2008, the Justice of Ontario Court certified a class of persons in whom defibrillators were implanted in Canada and a class of family members with derivative claims. On May 8, 2009, the Court certified a class of persons in whom pacemakers were implanted in Canada and a class of family members with derivative claims.

Guidant or its affiliates have been defendants in five separate actions brought by private third-party providers of health benefits or health insurance (TPPs). In these cases, plaintiffs allege various theories of recovery, including derivative tort claims, subrogation, violation of consumer protection statutes and unjust enrichment, for the cost of healthcare benefits they allegedly paid in connection with the devices that have been the subject of Guidant’s product communications. Two of the TPP actions were previously dismissed without prejudice, but have now been revived as a result of the MDL Court’s January 15, 2010 order, and are pending in the U.S. District Court for the District of Minnesota, although they are proceeding separately from the MDL. We have reached an agreement in principle to settle these two matters for $3 million in the aggregate. A third action was recently remanded by the MDL Court to the U.S. District Court for the Southern District of Florida. Two other TPP actions were pending in state court in Minnesota, but were settled and dismissed with prejudice by court order dated June 3, 2010. The settled cases were brought by Blue Cross & Blue Shield plans and United Healthcare and its affiliates.
Securities-Related Litigation
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
Governmental Proceedings
Boston Scientific Corporation
In December 2007, we were informed by the U.S. Attorney’s Office for the Northern District of Texas that it was conducting an investigation of allegations related to improper promotion of biliary stents for off-label uses. The allegations were set forth in a qui tam whistle-blower complaint, which named us and certain of our competitors. The complaint remained under confidential seal until January 11, 2010 when, following the federal government’s decision not to intervene in the case, the U.S. District Court for the Northern District of Texas unsealed the complaint. We filed a motion to dismiss on July 16, 2010. On March 31, 2011, the Court issued an order granting our motion to dismiss in total and stated that an opinion would follow. The order indicated that the dismissals of some of the claims would be with prejudice and that others would be without prejudice. For claims dismissed without prejudice, the plaintiff would have the opportunity to amend his complaint and re-plead those claims. We will not know which claims fall into which category until the Court issues its opinion. The opinion has not yet been issued.
Guidant / Cardiac Rhythm Management
In January 2006, Guidant was served with a civil False Claims Act qui tam lawsuit filed in the U.S. District Court for the Middle District of Tennessee in September 2003 by Robert Fry, a former employee alleged to have worked for Guidant from 1981 to 1997. The lawsuit claims that Guidant violated federal law and the laws of the States of Tennessee, Florida and California by allegedly concealing limited warranty and other credits for upgraded or replacement medical devices, thereby allegedly causing hospitals to file reimbursement claims with federal and state healthcare programs for amounts that did not reflect the providers’ true costs for the devices. On December 20, 2010 the District Court granted the parties’ motion to suspend further proceedings following the parties advising the Court that they had reached a settlement in principle. The parties are scheduled to report the status of finalizing the settlement papers to the District Court during the second quarter of 2011.
On October 17, 2008, we received a subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General requesting information related to the alleged use of a skin adhesive in certain of our CRM products. In early 2010, we learned that this subpoena was related to the James Allen qui tam action. After the DOJ declined to intervene in the original complaint in the Allen qui tam action, Mr. Allen filed an amended complaint in the U.S. District Court for the District of Buffalo, New York alleging that Guidant violated the False Claims Act by selling certain PRIZM 2 devices and seeking monetary damages. On July 23, 2010, we were served with the amended and recently unsealed qui tam complaint filed by James Allen, an alleged device recipient. In September 2010, we filed a motion to dismiss the complaint. On December 14, 2010, the federal government filed unopposed motions to intervene and to transfer the litigation to the U.S. District Court for the District of Minnesota. Both motions were granted. The case has been assigned to Judge Donovan Frank, as a related case to In re: Guidant Corp. Implantable Defibrillators Products Liability Litigation, MDL No. 05-1708 (DWF/AJB). Shortly after reaching the plea agreement with the Criminal division of the DOJ in November 2009 described below, the Civil division of the DOJ notified us that it had opened an investigation into whether there were civil violations under the False Claims Act related to these products. On January 27, 2011, the Civil division of the DOJ filed a civil False Claims Act complaint against us and Guidant (and other related entities) in the Allen qui tam action.
On October 24, 2008, we received a letter from the DOJ informing us of an investigation relating to alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation.

We divested the surgical cardiac ablation business, and the devices at issue are no longer sold by us. On July 13, 2009, we became aware that a judge in Texas partially unsealed a qui tam whistleblower complaint which is the basis for the DOJ investigation. In August 2009, the federal government, which has the right to intervene and take over the conduct of the qui tam case, filed a notice indicating that it has elected not to intervene in this matter at this time. On March 31, 2011, the Court granted our motion to dismiss the plaintiff’s first amended complaint without prejudice, and gave the plaintiff leave to amend her complaint until April 22, 2011. On April 21, 2011, plaintiff filed a second amended complaint in which she dropped all of the False Claims Act allegations based on the alleged off-label promotions but continued to claim that she was discharged from Guidant in retaliation for complaining about the alleged false claims.
Other Proceedings
On July 28, 2000, Dr. Tassilo Bonzel filed a complaint naming certain of our Schneider Worldwide subsidiaries and Pfizer Inc. and certain of its affiliates as defendants, alleging that Pfizer failed to pay Dr. Bonzel amounts owed under a license agreement involving Dr. Bonzel’s patented Monorail® balloon catheter technology. This and similar suits were dismissed in state and federal courts in Minnesota. On April 24, 2007, we received a letter from Dr. Bonzel’s counsel alleging that the 1995 license agreement with Dr. Bonzel may have been invalid under German law. On October 5, 2007, Dr. Bonzel filed a complaint against us and Pfizer in the District Court in Kassel, Germany alleging that the 1995 license agreement is invalid under German law and seeking monetary damages. On June 12, 2009, the District Court dismissed all but one of Dr. Bonzel’s claims. On October 16, 2009, Dr. Bonzel made an additional filing in support of his remaining claim and added new claims. On December 23, 2009, we filed our response opposing the addition of the new claims. A hearing was held September 24, 2010. On November 5, 2010, the Court ordered Dr. Bonzel to select which claims he would pursue in the case. On January 31, 2011, Dr. Bonzel selected his claims.
On December 17, 2010, we received Notices of Deficiency from the Internal Revenue Service assessing additional taxes for Guidant Corporation for the 2001 – 2003 tax years. We filed petitions with the U.S. Tax Court on March 11, 2011 contesting these Notices of Deficiency. Refer to Note J – Income Taxes for more information.
Matters Concluded Since December 31, 2010
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
In October 2005, Guidant received an administrative subpoena from the DOJ, acting through the U.S. Attorney’s office in Minneapolis, issued under the Health Insurance Portability & Accountability Act of 1996 (HIPAA). The subpoena requested documents relating to alleged violations of the Food, Drug, and Cosmetic Act occurring prior to our acquisition of Guidant involving Guidant’s VENTAK PRIZM® 2, CONTAK RENEWAL® and CONTAK RENEWAL 2 devices. Guidant cooperated with the request. On November 3, 2009, Guidant and the DOJ reached an agreement in principle to resolve the matters raised in the Minneapolis subpoena. Under the terms of the agreement, Guidant would plead to two misdemeanor charges related to failure to include information in reports to the FDA and we will pay approximately $296 million in fines and forfeitures on behalf of Guidant. We recorded a charge of $294 million in the third quarter of 2009 as a result of the agreement in principle, which represents the $296 million charge associated with the agreement, net of a $2 million reversal of a related accrual. On February 24, 2010, Guidant entered into a plea agreement and sentencing stipulations with the Minnesota U.S. Attorney and the Office of Consumer Litigation of the DOJ documenting the agreement in principle. On April 5, 2010, Guidant formally pled guilty to the two misdemeanor charges. On April 27, 2010, the District Court declined to accept the plea agreement between Guidant and the DOJ. On January 12, 2011, following a review of the case by the U.S. Probation office for the District of Minnesota, the District Court accepted Guidant’s plea agreement with the DOJ resolving this matter. The Court placed Guidant on probation for three years, with annual reviews to determine if early discharge from probation will be ordered. During the probationary period, Guidant will provide the probation office with certain reports on its operations. In addition, we voluntarily committed to contribute a total of $15 million to our Close the Gap and Science, Technology, Engineering and Math (STEM) education programs over the next three years.
On July 14, 2008, we received a subpoena from the Attorney General for the State of New Hampshire requesting information in connection with our refusal to sell medical devices or equipment intended to be used in the administration of spinal cord stimulation trials to practitioners other than practicing medical doctors. We have responded to the New Hampshire Attorney General’s request. In February 2011, we were informed that the investigation has been closed.
In August 2009, we received shareholder letters demanding that our Board of Directors take action against certain directors and executive officers as a result of the alleged off-label promotion of surgical cardiac ablation system devices to treat atrial fibrillation. On March 19, 2010, the same shareholders filed purported derivative lawsuits in the Massachusetts Superior Court of Middlesex County against the same directors and executive officers named in the demand letters, alleging breach of fiduciary duty in connection with the alleged off-label promotion of surgical cardiac ablation system devices and seeking unspecified damages, costs, and equitable relief. The parties agreed to defer action on these suits until after the Board of Director’s determination whether to pursue the matter. On July 26, 2010, the Board determined to reject the shareholders’ demand. In October 2010, we and those of our present officers and directors who were named as defendants in these actions moved to dismiss the lawsuits. On December 16, 2010, the Massachusetts

Superior Court granted the motion to dismiss and issued a final judgment dismissing all three cases with prejudice. The plaintiffs did not appeal; and the time for appeal expired.
From time to time, Guidant has responded to and settled various product liability suits relating to the ANCURE Endograft System for the treatment of abdominal aortic aneurysms. The plaintiffs in these suits generally allege that they or their relatives suffered injuries, and in certain cases died, as a result of purported defects in the ANCURE System or the accompanying warning and labeling. Guidant has settled these individual suits for amounts that were not material to us. In 2009, the California state court dismissed four suits on summary judgment. All four dismissals have been upheld by the California Court of Appeals. On December 12, 2010, the U.S. Supreme Court declined to review the dismissals in two cases, and further review in the other two cases was not sought by the plaintiffs. There are currently no pending suits. Although, Guidant has been notified of over 130 potential unfiled claims alleging product liability relating to the ANCURE System. The claimants generally make similar allegations to those asserted in the filed cases discussed above. It is uncertain how many of these claims will ultimately be pursued against Guidant.
NOTE L – EARNINGS PER SHARE

	Three Months Ended
	March 31,
(in millions)	2011	2010

Weighted average shares outstanding - basic	1,526.5	1,514.5
Net effect of common stock equivalents	9.8

Weighted average shares outstanding - assuming dilution	1,536.3	1,514.5

Our weighted-average shares outstanding for earnings per share calculations excluded common stock equivalents of 9.7 million for the first quarter of 2010 due to our net loss position in that period.
Weighted-average shares outstanding, assuming dilution, also excludes the impact of 55 million stock options for the first quarter of 2011 and 58 million for the first quarter of 2010, due to the exercise prices of these stock options being greater than the average fair market value of our common stock during the period.
We issued approximately seven million shares of our common stock in the first quarter of 2011 and six million shares in the first quarter of 2010 following the exercise or vesting of underlying stock options or deferred stock units, or purchase under our employee stock purchase plan.
NOTE M – SEGMENT REPORTING
Each of our reportable segments generates revenues from the sale of medical devices. As of March 31, 2011, and December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments. The reportable segments represent an aggregate of all operating divisions within each segment. We measure and evaluate our reportable segments based on segment net sales and operating income. We exclude from segment operating income certain corporate and manufacturing-related expenses, as our corporate and manufacturing functions do not meet the definition of a segment, as defined by ASC Topic 280, Segment Reporting. In addition, certain transactions or adjustments that our Chief Operating Decision Maker considers to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, litigation- and restructuring-related charges and credits; as well as amortization expense, are excluded from segment operating income. Although we exclude these amounts from segment operating income, they are included in reported consolidated operating income (loss) and are included in the reconciliation below.
We manage our international operating segments on a constant currency basis. Sales generated from reportable segments and divested businesses, as well as operating results of reportable segments and expenses from manufacturing operations, are based on internally-derived standard currency exchange rates, which may differ from year to year, and do not include intersegment profits. We have restated the segment information for 2010 net sales and operating results based on our standard currency exchange rates used for 2011 in order to remove the impact of currency fluctuations. Because of the interdependence of the reportable segments, the operating profit as presented may not be representative of the geographic distribution that would occur if the segments were not interdependent. A reconciliation of the totals reported for the reportable segments to the applicable line items in our accompanying unaudited condensed consolidated statements of operations is as follows:

	Three Months Ended
	March 31,
(in millions)	2011	2010

Net sales

United States	$1,023	$1,036
EMEA	468	465
Japan	214	228
Inter-Continental	170	159

Net sales allocated to reportable segments	1,875	1,888
Sales generated from divested businesses	34	89
Impact of foreign currency fluctuations	16	(17)

	$1,925	$1,960

Income (loss) before income taxes

United States	$220	$166
EMEA	203	209
Japan	99	114
Inter-Continental	60	64

Operating income allocated to reportable segments	582	553
Manufacturing operations	(67)	(101)
Corporate expenses and currency exchange	(64)	(72)
Goodwill and other intangible asset impairment charges; and acquisition-, divestiture-, litigation-, and restructuring- related net credits (charges)	3	(1,738)
Amortization expense	(132)	(128)

	322	(1,486)
Other expense, net	(49)	(89)

	$273	$(1,575)

NOTE N – NEW ACCOUNTING PRONOUNCEMENTS
Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively Update No. 2009-13 as of January 1, 2011. The adoption did not have a material impact on our results of operations or financial position for the three months ended March 31, 2011 and is not expected to have a material impact in subsequent periods.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we have included disclosure for our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to the consolidated financial statements included in our 2010 Annual Report filed on Form 10-K for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note H – Supplemental Balance Sheet Information for a rollforward of our allowance for doubtful accounts during the first quarters of 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We are required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in the first quarter of 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
Boston Scientific Corporation is a worldwide developer, manufacturer and marketer of medical devices that are used in a broad range of interventional medical specialties. Our mission is to improve the quality of patient care and the productivity of health care delivery through the development and advocacy of less-invasive medical devices and procedures. This is accomplished through the continuing refinement of existing products and procedures and the investigation and development of new technologies that are least- or less-invasive, reducing risk, trauma, procedure time and the need for aftercare; cost- and comparatively-effective and, where possible, reduce or eliminate refractory drug use. Our strategy is to lead global markets for less-invasive medical devices by developing and marketing innovative products, services and therapies that address unmet patient needs, provide superior clinical outcomes and demonstrate proven economic value. We intend to do so by building and buying products we understand, and selling them through sales forces we already have.
Financial Summary
Our net sales for the first quarter of 2011 were $1.925 billion, as compared to net sales of $1.960 billion for the first quarter of 2010, a decrease of $35 million, or two percent. Excluding the impact of changes in foreign currency exchange rates, which contributed $33 million to first quarter 2011 net sales as compared to the same period in the prior year, and net sales from divested businesses, our net sales decreased $13 million, or one percent. This decrease was due primarily to constant currency declines in net sales of our coronary stent systems of $44 million and Interventional Cardiology (excluding coronary stent systems) net sales of $25 million. These decreases were partially offset by a relative increase in constant currency net sales in our Cardiac Rhythm Management (CRM) business of $15 million, primarily as a result of being off the U.S. market for a portion of the first quarter of 2010 due to the ship hold and product removal actions associated with our implantable cardioverter defibrillator (ICD) and cardiac resynchronization therapy defibrillator (CRT-D) products. However, this increase was partially offset by slower growth in the U.S. CRM market. In addition, constant currency net sales in our Peripheral Interventions business increased $7 million, net sales from our Endoscopy business increased $21 million, our Neuromodulation business increased net sales $9 million, and our Urology/Women’s Health business increased net sales $6 million in the first quarter of 2011, as compared to the same period in the prior year. Sales growth rates that exclude the impact of changes in foreign currency exchange rates are not prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) and should not be considered in isolation from, or as a replacement for, sales growth rates calculated on a GAAP basis. Refer to Additional Information for a discussion of management’s use of this non-GAAP financial measure. Refer to Business and Market Overview for a discussion of our net sales by business.
Our reported net income for the first quarter of 2011 was $46 million, or $0.03 per share. Our reported results for the first quarter of 2011 included a non-deductible goodwill impairment charge; acquisition- and divestiture-related net credits; restructuring and restructuring-related costs; discrete tax items and amortization expense for total net charges (after-tax) of $290 million, or $0.19 per share. Excluding these items, net income for the first quarter of 2011 was $336 million, or $0.22 per share. Our reported net loss for the first quarter of 2010 was $1.589 billion, or $1.05 per share. Our reported results for the first quarter of 2010 included a non-deductible goodwill impairment charge and other intangible asset impairment charges; acquisition-related credits; restructuring and restructuring-related costs and amortization expense for total net charges (after-tax) of $1.840 billion, or $1.21 per share. Excluding these items, net income for the first quarter of 2010 was $251 million, or $0.16 per share. Management excludes certain significant items that are considered to be non-recurring and/or non-operational, such as amounts related to goodwill and other intangible asset impairment charges; acquisition-, divestiture-, litigation-, and restructuring-related charges and credits; certain discrete tax items; and amortization expense to facilitate an evaluation of current operating performance and a comparison to past operating performance, as well as to assess liquidity. Net income and net income per share excluding these items are not prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measures. Refer to Additional

Information for a discussion of management’s use of these non-GAAP financial measures. The following is a reconciliation of results of operations prepared in accordance with U.S. GAAP to those adjusted results considered by management. Refer to Quarterly Results for a discussion of each reconciling item:

	Three Months Ended March 31, 2011
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share

GAAP net income	$273	$(227)	$46	$0.03
Non-GAAP adjustments:
Goodwill impairment charge	697		697	0.45
Acquisition-related net credits	(29)		(29)	(0.01)
Divestiture-related net credits	(759)	229	(530)	(0.34)
Restructuring-related charges	50	(16)	34	0.02
Discrete tax items	4		4	0.00
Amortization expense	132	(18)	114	0.07

Adjusted net income	$368	$(32)	$336	$0.22

	Three Months Ended March 31, 2010
		Tax		Impact per
in millions, except per share data	Pre-Tax	Impact	After-Tax	share

GAAP net loss	$(1,575)	$(14)	$(1,589)	$(1.05)
Non-GAAP adjustments:
Goodwill impairment charge	1,848		1,848	1.22	*
Intangible asset impairment charge	60	(9)	51	0.03	*
Acquisition-related net credits	(250)	34	(216)	(0.14)	*
Restructuring-related charges	80	(24)	56	0.03	*
Amortization expense	128	(27)	101	0.07	*

Adjusted net income	$291	$(40)	$251	$0.16

*	Assumes dilution of 9.7 million shares for the three months ended March 31, 2010 for all or a portion of these non-GAAP adjustments.
Business and Market Overview
Cardiac Rhythm Management
Our Cardiac Rhythm Management (CRM) division develops, manufactures and markets a variety of implantable devices that monitor the heart and deliver electricity to treat cardiac abnormalities. Our product offerings include our COGNIS® CRT-D and TELIGEN® ICD systems, which are among the world’s smallest and thinnest high-energy devices. Worldwide net sales of our CRM products of $559 million represented approximately 29 percent of our consolidated net sales for the first quarter of 2011. Our worldwide CRM net sales increased $21 million, or four percent, in the first quarter of 2011, as compared to the first quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $6 million to our first quarter 2011 CRM net sales as compared to the same period in the prior year, our CRM net sales increased $15 million, or three percent. This increase reflects our recovery of market share from the ship hold and product removal actions associated with our ICD and CRT-D systems in the U.S. in the first quarter of 2010, which we estimate negatively impacted our first quarter 2010 net sales by $72 million as a result of being off the market for a portion of the quarter. We have recaptured a significant portion of our lost market share, but have not regained all of the share lost following these actions. As a result, we estimate that our U.S. CRM net sales were negatively impacted by $21 million in the first quarter of 2011.

The improvement in our U.S. CRM net sales due to our recovery from the ship hold and product removal actions was partially offset by the impact of slower growth in this market during the quarter and, as a result, our estimates for the size of the U.S. CRM market and overall expectations of short-term future CRM market growth have declined. This is due to a variety of factors, including physician reaction to recent study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants, U.S. Department of Justice investigations into hospitals’ ICD implants and the expansion of Medicare recovery audits, as well as on-going physician alignment to hospitals and competitive pricing pressures. The reduction in the estimated size of the U.S. CRM market led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit during the first quarter of 2011. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. The amount of the goodwill impairment charge recorded in the first quarter of 2011 is an estimate, subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2011, as we finalize the second step of the goodwill impairment test. Refer to Quarterly Results and Note D – Goodwill and Other Intangible Assets to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further discussion of our goodwill impairment test and resulting impairment charge.
The following are the components of our worldwide CRM net sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2011			March 31, 2010
	U.S.	International	Total	U.S.	International	Total

ICD systems	$266	$151	$417	$246	$144	$390
Pacemaker systems	73	69	142	80	68	148

CRM products	$339	$220	$559	$326	$212	$538

Our U.S. CRM net sales increased $13 million, or four percent, in the first quarter of 2011 as compared to the first quarter of 2010, driven primarily by the prior-year impact of the ship hold and product removal actions involving our ICD and CRT-D systems as a result of being off the market for a portion of the first quarter of 2010, discussed above, partially offset by slower growth in the U.S. CRM market. We are committed to advancing our technologies to strengthen our CRM business. We continue to execute on our product pipeline and expect to launch our next-generation line of defibrillators, INCEPTA™, ENERGEN™ and PUNCTUA™, in the U.S. in late 2011 or early 2012, which include new features designed to improve functionality, diagnostic capability and ease of use. In addition, we expect to launch our next-generation INGENIO™ pacemaker system, which leverages the strength of our high-voltage platform and will be compatible with our LATITUDE® Patient Management System, in the U.S. in late 2011 or early 2012, depending on final FDA requirements.
Our international CRM net sales increased $8 million, or four percent, in the first quarter of 2011, as compared to the first quarter of 2010. Net sales of our CRM products in our Europe/Middle East/Africa (EMEA) region decreased $5 million in the first quarter of 2011, as compared to the same period in the prior year. Our net sales of these products increased $5 million in Japan and $8 million in our Inter-Continental region in the first quarter of 2011, as compared to the first quarter of 2010. These increases were primarily driven by strong market acceptance of our COGNIS® CRT-D and TELIGEN® ICD systems, and our 4-SITE lead delivery system, launched in the fourth quarter of 2010. In late 2010, we received CE Mark approval for our INCEPTA™, ENERGEN™ and PUNCTUA™ next-generation line of defibrillators, and plan to launch these products in our EMEA region and certain Inter-Continental countries in the second quarter of 2011. We also plan to launch our next-generation INGENIO™ pacemaker system in these regions in the second half of 2011 and believe that these launches will enhance our position within the worldwide CRM market.
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

•
the impact of physician alignment to hospitals, government investigations and audits of hospitals, and other market and economic conditions on the overall number of procedures performed and average selling prices;

•	the ability of CRM manufacturers to maintain the trust and confidence of the implanting physician community, the referring physician community and prospective patients in CRM technologies;

•	future product field actions or new physician advisories issued by us or our competitors;

•	our ability to timely and successfully develop and launch next-generation products and technology, particularly in light of anticipated changes to current FDA requirements industry-wide;

•	variations in clinical results, reliability or product performance of our and our competitors’ products;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies; and

•	new product launches by our competitors.
Coronary Stent Systems
We are the only company in the industry to offer a two-drug platform strategy, which we believe has enabled us to maintain our leadership position in the drug-eluting stent market. We market our TAXUS® paclitaxel-eluting stent line, including our third-generation TAXUS® Element™ stent system, launched in our EMEA region and certain Inter-Continental countries during the second quarter of 2010. The CE Mark approval for our TAXUS® Element™ stent system includes a specific indication for treatment in diabetic patients. We also offer our everolimus-eluting stent line, consisting of the PROMUS® stent system, currently supplied to us by Abbott Laboratories in the U.S. and Japan, and our next-generation internally-developed and self-manufactured everolimus-eluting stent system, the PROMUS® Element™ stent system, currently marketed in our EMEA region and certain Inter-Continental countries. In September 2010, we received CE Mark approval for expanded indications for the use of our PROMUS® Element™ stent system in diabetic and heart attack patients. Our Element™ stent platform incorporates a unique platinum chromium alloy designed to offer greater radial strength and flexibility than older alloys, enhanced visibility and reduced recoil. The innovative stent design improves deliverability and allows for more consistent lesion coverage and drug distribution. These product offerings demonstrate our commitment to drug-eluting stent market leadership and continued innovation. We launched our TAXUS® Element™ stent system in the U.S. (commercialized as ION™) in late April 2011 and expect to launch this product in Japan in late 2011 or early 2012. We expect to launch our PROMUS® Element™ stent system in the U.S. and Japan in mid-2012.
Our coronary stent system offerings also include the VeriFLEX™ (Liberté®) bare-metal coronary stent system and our third-generation OMEGA™ platinum chromium bare-metal coronary stent system. In the first quarter of 2011, we launched in our EMEA region and certain Inter-Continental countries our OMEGA™ stent system, which is based on our Element™ platform and designed to enhance deliverability, visibility and conformability, while offering greater radial strength and reducing stent recoil.
Net sales of our coronary stent systems, including bare-metal stent systems, of $409 million represented approximately 21 percent of our consolidated net sales in the first quarter of 2011. Worldwide net sales of these products decreased $35 million, or eight percent, in the first quarter of 2011, as compared to the first quarter of 2010. Excluding the impact of changes in foreign currency exchange rates, which contributed $9 million to our coronary stent system net sales in the first quarter of 2011, as compared to the same period in the prior year, net sales of these products decreased $44 million, or 10 percent. Despite continued competition and pricing pressures, we maintained our leadership position during the first quarter of 2011 with an estimated

36 percent share (excluding one-time product transition reserves) of the worldwide drug-eluting stent market, as compared to 38 percent during the first quarter of 2010.
The following are the components of our worldwide coronary stent system sales:

	Three Months Ended			Three Months Ended
(in millions)	March 31, 2011			March 31, 2010
	U.S.	International	Total	U.S.	International	Total

TAXUS®	$48	$41	$89	$79	$86	$165
PROMUS®	136	57	193	131	77	208
PROMUS® Element™		97	97		34	34

Drug-eluting	184	195	379	210	197	407
Bare-metal	9	21	30	12	25	37

	$193	$216	$409	$222	$222	$444

Our U.S. net sales of drug-eluting stent systems decreased $26 million, or 12 percent, in the first quarter of 2011, as compared to the first quarter of 2010. This decrease relates primarily to an overall decrease in the size of this market, resulting principally from lower average selling prices driven by competitive and other pricing pressures and lower penetration rates, as well as the establishment of product transition reserves of $10 million for the April 2011 launch of our ION™ (TAXUS® Element™) stent system. We estimate that the average selling price of drug-eluting stent systems in the U.S. decreased approximately eight percent in the first quarter of 2011, as compared to the first quarter of 2010. We believe our share of the U.S. drug-eluting stent market approximated 46 percent, excluding the transition reserves discussed above, in the first quarter of 2011, as compared to 45 percent in the first quarter of 2010. We estimate that average drug-eluting stent penetration rates in the U.S. were 76 percent during the first quarter of 2011, slightly lower than the average of 78 percent during the first quarter of 2010. We believe we have maintained our leadership position in this market due to the success of our two-drug platform strategy and the breadth of our product offerings, including the industry’s widest range of coronary stent sizes.
Our international drug-eluting stent system net sales decreased $2 million, or one percent, in the first quarter of 2011, as compared to the first quarter of 2010, and were positively impacted by $9 million as a result of changes in foreign currency exchange rates, as compared to the same period in the prior year. Net sales of our drug-eluting stent systems in Japan decreased $7 million, or 11 percent, in the first quarter of 2011, as compared to the first quarter of 2010, and our estimated share of the drug-eluting stent market in Japan declined to an average of 37 percent in the first quarter of 2011, as compared to an average of 43 percent in the first quarter of 2010. We believe that clinical trial enrollment limiting our access to certain customers contributed to the decline in our market share in Japan. This decrease was partially offset by our first quarter 2010 launch of the PROMUS® stent system in Japan, enabling us to begin the execution of our two-drug platform strategy in this region. Our net sales of drug-eluting stent systems in our EMEA region decreased $2 million, or two percent in the first quarter of 2011, as compared to the first quarter of 2010, due primarily to declines in average selling prices. However, through the success of our PROMUS® Element™ and TAXUS® Element™ platforms, we believe we have increased our market share by one point to 33 percent, as compared to the first quarter of 2010. Our TAXUS® and PROMUS® Element™ platforms now comprise approximately 87 percent of our drug-eluting stent product mix in EMEA and we believe position us well in this market going forward. Net sales of drug-eluting stent systems in our Inter-Continental region increased $7 million, or 14 percent, in the first quarter of 2011, as compared to the first quarter of 2010, driven by an increase in procedural volume and the launch and acceptance of our PROMUS® Element™ drug-eluting stent system in key emerging markets, such as India and Brazil.
We market the PROMUS® everolimus-eluting coronary stent system, a private-labeled XIENCE V® stent system supplied to us by Abbott Laboratories in the U.S. and Japan. As of the closing of Abbott’s 2006 acquisition of Guidant Corporation’s vascular intervention and endovascular solutions businesses, we obtained a perpetual license to the intellectual property used in Guidant’s drug-eluting stent system program purchased by Abbott. Under the terms of our supply arrangement with Abbott, the gross profit and operating profit margin of everolimus-eluting stent systems supplied to us by Abbott, including any improvements or iterations approved for sale during the term of the applicable supply arrangements and of the type that could be approved by a supplement to an approved FDA pre-market approval, is significantly lower than that of our TAXUS®, TAXUS® Element™ (ION™) and PROMUS® Element™ stent systems. Therefore, if sales of everolimus-eluting stent systems supplied to us by Abbott increase in relation to our total drug-eluting stent system sales, our profit margins will decrease. Refer to our Gross Profit discussion for more information on the impact this sales mix has had on our gross profit margins. Our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, launched in our EMEA region and certain Inter-Continental countries in the fourth quarter of 2009, generates gross profit margins more favorable than the PROMUS® stent system.
Further, the price we pay for our supply of everolimus-eluting stent systems from Abbott is determined by contracts with Abbott and is based, in part, on previously fixed estimates of Abbott’s manufacturing costs for everolimus-eluting stent systems and third-party reports of our average selling price of these stent systems. Amounts paid pursuant to this pricing arrangement are subject to a retroactive adjustment approximately every two years based on Abbott’s actual costs to manufacture these stent systems for us and our average selling price of everolimus-eluting stent systems supplied to us by Abbott. During the first quarter of 2011, we recorded a $50 million credit to cost of products sold related to this retroactive adjustment process. As a result, our first quarter 2011 gross profit margin was positively impacted. Refer to Gross Profit for more information.
We are currently reliant on Abbott for our supply of everolimus-eluting stent systems in the U.S. and Japan. Our supply agreement with Abbott for everolimus-eluting stent systems in the U.S. and Japan extends through June 30, 2012. At present, we believe that our supply of everolimus-eluting stent systems from Abbott, coupled with our current launch plans for our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system, will be sufficient to meet customer demand. However, any production or capacity issues that affect Abbott’s manufacturing capabilities or our process for forecasting, ordering and receiving shipments may impact the ability to increase or decrease our level of supply in a timely manner; therefore, our supply of everolimus-eluting stent systems supplied to us by Abbott may not align with customer demand, which could have an adverse effect on our operating results. Further, a delay in the launch of our internally-developed and self-manufactured PROMUS® Element™ everolimus-eluting stent system in the U.S. and Japan, currently expected in mid-2012, could result in an inability to meet customer demand for everolimus-eluting stent systems.
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

•
the broad and consistent long-term results of our TAXUS® clinical trials, and the favorable results of the XIENCE V®/PROMUS®, PROMUS® Element™, and TAXUS® Element™ (ION™) stent system clinical trials to date;

•	the performance benefits of our current and future technology;

•	the strength of our pipeline of drug-eluting stent products, including our PROMUS® Element™ stent systems expected to be launched in the U.S. and Japan in mid-2012;

•	our overall position in the worldwide interventional medicine market and our experienced interventional cardiology sales force; and

•	the strength of our clinical, selling, marketing and manufacturing capabilities.
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

•	physician and patient confidence in our current and next-generation technology;

•	our ability to timely and successfully launch next-generation products and technology features, including the PROMUS® Element™ stent system in the U.S. and Japan;

•	changes in drug-eluting stent penetration rates[1], the overall number of percutaneous coronary intervention procedures performed and the average number of stents used per procedure;

•	delayed or limited regulatory approvals and unfavorable reimbursement policies;

•	new product launches by our competitors; and

•	the outcome of intellectual property litigation.
During 2009 and early 2010, we successfully negotiated closure of several long-standing legal matters; however, there continues to be significant intellectual property litigation particularly in the coronary stent market. In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
Interventional Cardiology (excluding coronary stent systems)
In addition to coronary stent systems, our Interventional Cardiology business markets balloon catheters, rotational atherectomy systems, guide wires, guide catheters, embolic protection devices, and diagnostic catheters used in percutaneous transluminal coronary angioplasty (PTCA) procedures, as well as ultrasound imaging systems. Our worldwide net sales of these products were $226 million in the first quarter of 2011, as compared to $246 million in the first quarter of 2010, a decrease of $20 million, or eight percent. Our U.S. net sales were $92 million in the first quarter of 2011, as compared to $101 million in the first quarter of 2010. Our international net sales of these products decreased to $134 million in the first quarter of 2011, as compared to $145 million in the first quarter of 2010, and included a $5 million favorable impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, Interventional Cardiology (excluding coronary stent systems) net sales decreased $25 million, or 10 percent, as compared to the same period in the prior year. This decrease was primarily the result of

[1]	A measure of the mix between bare-metal and drug-eluting stents used across procedures.

competitive pricing pressures and market-wide reductions in procedural volumes. We continue to hold a strong leadership position in the PTCA balloon catheter market, with an estimated 54 percent average share of the U.S. market and 36 percent worldwide for the first quarter of 2011. We have executed and are planning a number of additional new product launches during 2011. In June 2010, we launched the NC Quantum Apex™ post-dilatation balloon catheter, developed specifically to address physicians’ needs in optimizing coronary stent deployment, which has been received positively in the market and, in the second half of 2010, also launched our Apex™ pre-dilatation balloon catheter with platinum marker bands for improved radiopacity.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including structural heart therapy. In January 2011, we completed the acquisition of Sadra Medical, Inc. Sadra is developing a repositionable and retrievable device for percutaneous aortic valve replacement (PAVR) to treat patients with severe aortic stenosis and recently completed a series of European feasibility studies for its Lotus™ Valve System, which consists of a stent-mounted tissue valve prosthesis and catheter delivery system for guidance and placement of the valve. The low-profile delivery system and introducer sheath are designed to enable accurate positioning, repositioning and retrieval at any time prior to release of the aortic valve implant. PAVR is one of the fastest growing medical device markets.
Peripheral Interventions
Our Peripheral Interventions business product offerings include stents, balloon catheters, sheaths, wires and vena cava filters, which are used to diagnose and treat peripheral vascular disease, and we hold the number one position in the worldwide Peripheral Interventions market. Our worldwide net sales of these products were $176 million in the first quarter of 2011, as compared to $165 million in the first quarter of 2010, an increase of $11 million, or seven percent. Our U.S. net sales of these products were $77 million in the first quarter of 2011, as compared to $76 million for the same period in the prior year. Our international net sales were $99 million in the first quarter of 2011, as compared to $89 million for the first quarter of 2010, and included a $4 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Peripheral Interventions net sales increased $7 million, or four percent in the first quarter of 2011, as compared to the first quarter of 2010, driven by several recent international product launches, including the second quarter 2010 launch in Japan of our Carotid WALLSTENT® Monorail® Endoprosthesis and our EPIC™ self-expanding nitinol stent system for the treatment of iliac artery disease. We look forward to new product launches, including our next-generation percutaneous transluminal angioplasty balloon, expected in mid-2011, and believe that these launches, coupled with the strength of our Express® SD Renal Monorail® premounted stent system; our Express LD Stent System, which received FDA approval in the first quarter of 2010 for an iliac indication; our Sterling® Monorail® and Over-the-Wire balloon dilatation catheter and our extensive line of Interventional Oncology product solutions, will continue to position us well in the growing Peripheral Interventions market.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states. In February 2011, we announced the acquisitions of S.I. Therapies and ReVascular Therapeutics, Inc., which add to our Peripheral Interventions portfolio a re-entry catheter and intraluminal chronic total occlusion crossing device, permitting endovascular treatment in cases that typically cannot be treated with standard endovascular devices. We believe that offering these devices will enhance our position in assisting physicians in addressing the challenges of treating complex peripheral lesions.
Electrophysiology
We develop less-invasive medical technologies used in the diagnosis and treatment of rate and rhythm disorders of the heart. Our leading products include the Blazer™ line of ablation catheters, including our next-generation Blazer™ Prime ablation catheter, designed to deliver enhanced performance, responsiveness and durability. Worldwide net sales of our Electrophysiology products were $37 million for the first quarter of 2011, as compared to $38 million for the first quarter of 2010, a decrease of $1 million, or three percent. Our U.S. net sales of these products were $27 million in the first quarter of 2011, as compared to $29 million for the same period in the prior year. Our international net sales of these products were $10 million in the first quarter of 2011, as compared to $9 million for the first quarter of 2010, and included a $1 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Electrophysiology net sales decreased less than $1 million, or four percent, in the first quarter of 2011, as compared to the first quarter of 2010. This decrease was due principally to product availability constraints with our Chilli II™ catheter line during the first quarter of 2011. We began a limited launch of our Blazer™ Prime ablation catheter in the U.S., our EMEA region and certain Inter-Continental countries, and believe that with the increasing adoption of this technology and other upcoming product launches, we are well-positioned within the Electrophysiology market.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including atrial fibrillation. In March 2011, we completed the acquisition of Atritech, Inc. Atritech has developed a novel device designed to close the left atrial appendage in patients with atrial fibrillation who are at risk for ischemic stroke. The WATCHMAN® Left Atrial Appendage Closure Technology, developed by Atritech, is the first device proven in a randomized clinical trial to offer an alternative to anticoagulant drugs, and is approved for use in CE Mark countries. We are integrating the operations of the Atritech business into our existing business and are leveraging expertise from both our Electrophysiology and Interventional Cardiology sales forces in the commercialization of the WATCHMAN® device.
Endoscopy
Our Endoscopy division develops and manufactures devices to treat a variety of medical conditions including diseases of the digestive and pulmonary systems. Our worldwide net sales of these products were $287 million in the first quarter of 2011, as compared to $260 million in the first quarter of 2010, an increase of $27 million, or 10 percent. Our U.S. net sales of these products were $135 million for the first quarter of 2011, as compared to $132 million for the same period in the prior year. Our international net sales were $152 million for the first quarter of 2011, as compared to $128 million for the first quarter of 2010, and included a $6 million favorable impact from changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, our worldwide Endoscopy net sales increased $21 million, or eight percent, in the first quarter of 2011, as compared to the first quarter of 2010. This increase was due primarily to higher net sales within our stent franchise, driven by the continued commercialization and adoption of our WallFlex® family of stents, in particular, the WallFlex Biliary line and WallFlex Esophageal line. In addition, our hemostasis franchise net sales benefited from increased utilization of our Resolution® Clip Device, an endoscopic mechanical clip designed to treat gastrointestinal bleeding, and our biliary franchise drove solid growth on the strength of our rapid exchange biliary devices. During 2010, we introduced expanded sizes of our Radial® Jaw 4 biopsy forceps, and have launched a number of new products targeting the biliary interventional market.
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

Urology/Women’s Health
Our Urology/Women’s Health division develops and manufactures devices to treat various urological and gynecological disorders. Our worldwide net sales of these products were $120 million in the first quarter of 2011, as compared to $112 million in the first quarter of 2010, an increase of $8 million, or six percent. Our U.S. net sales were $87 million for the first quarter of 2011, as compared to $86 million for the first quarter of 2010. Our international net sales were $33 million in the first quarter of 2011, as compared to $26 million for the same period in the prior year, and included a $2 million favorable impact of changes in foreign currency exchange rates. Excluding the impact of changes in foreign currency exchange rates, worldwide net sales of our Urology/Women’s Health products increased five percent in the first quarter of 2011, as compared to the first quarter of 2010. This increase was driven by increased sales investments and new product introductions. During the first quarter of 2011, we expanded the launch of our Genesys Hydro ThermAblator® (HTA) system, a next-generation endometrial ablation system designed to ablate the endometrial lining of the uterus in premenopausal women with menorrhagia. The Genesys HTA System features a smaller and lighter console, simplified set-up requirements, and an enhanced graphic user interface and is designed to improve operating performance.
Neuromodulation
Within our Neuromodulation business, we market the Precision® Spinal Cord Stimulation (SCS) system, used for the management of chronic pain. Our worldwide net sales of Neuromodulation products increased to $77 million for the first quarter of 2011, as compared to $68 million for the first quarter of 2010, an increase of $9 million, or approximately 14 percent. Our U.S. net sales of Neuromodulation products were $73 million for the first quarter of 2011, as compared to $64 million in the same period in the prior year and our international net sales of these products were $4 million in the first quarters of 2011 and 2010. Foreign currency fluctuations did not materially impact our Neuromodulation net sales in the first quarter of 2011, as compared to the same period in the prior year. In 2010, we received FDA approval and launched two lead splitters, as well as the Linear™ 3-4 and Linear 3-6 Percutaneous Leads for use with our SCS systems, offering a broader range of lead configurations and designed to provide physicians more treatment options for their chronic pain patients. We believe that we continue to have a technology advantage over our competitors with proprietary features such as Multiple Independent Current Control, which is intended to allow the physician to target specific areas of pain more precisely, and the broadest range of percutaneous lead configurations in the industry.
In addition, we are involved in various studies designed to evaluate the use of spinal cord stimulation in the treatment of additional sources of pain. As a demonstration of our commitment to strengthening clinical evidence with spinal cord stimulation, we have initiated a trial to assess the therapeutic effectiveness and cost-effectiveness of spinal cord stimulation compared to reoperation in patients with failed back surgery syndrome. We believe that this trial could result in consideration of spinal cord stimulation much earlier in the continuum of care. Further, in late 2010, we initiated a European clinical trial for the treatment of Parkinson’s disease using our Vercise™ deep-brain stimulation system.
As part of our strategic plan, we are investigating opportunities to further expand our presence in, and diversify into, other areas and disease states, including deep-brain stimulation. In January 2011, we completed the acquisition of Intelect Medical, Inc., a development-stage company developing advanced visualization and programming technologies that will be integrated with the Vercise™ system. We believe this acquisition leverages the core architecture of our Vercise™ platform and advances the field of deep-brain stimulation.
Quarterly Results
Net Sales
As of March 31, 2011 and December 31, 2010, we had four reportable segments based on geographic regions: the United States; EMEA, consisting of Europe, the Middle East and Africa; Japan; and Inter-Continental, consisting of our Asia Pacific and the Americas operating segments. The reportable segments represent an aggregate of all operating divisions within each segment. We manage our international operating segments on a constant currency basis, and we manage market risk from currency exchange rate changes at the corporate level. Management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance. To calculate revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert current period and prior period net sales from local currency to U.S. dollars using current period currency exchange rates. The regional constant currency growth rates in the tables below can be recalculated from our net sales by reportable segment as presented in Note M – Segment Reporting to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report.
The following table provides our worldwide net sales by region and the relative change on an as reported and constant currency basis. We have restated first quarter 2010 regional net sales to exclude sales from our Neurovascular business, which we sold to Stryker Corporation in January 2011, and present net sales from this business within divested businesses in the tables below. Net sales that exclude the impact of changes in foreign currency exchange rates are not measures prepared in accordance with U.S. GAAP and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP measure. Refer to Additional Information for a further discussion of management’s use of this non-GAAP financial measure.

			Change
	Three Months Ended		As Reported	Constant
	March 31,		Currency	Currency
(in millions)	2011	2010	Basis	Basis

United States	$1,023	$1,036	(1)%	(1)%

EMEA	453	449	1%	1%
Japan	234	226	4%	(6)%
Inter-Continental	181	160	13%	6%

International	868	835	4%	0%

Subtotal	1,891	1,871	1%	(1)%

Divested Businesses	34	89	N/A	N/A

Worldwide	$1,925	$1,960	(2)%	(3)%

The following table provides our worldwide net sales by division and the relative change on an as reported and constant currency basis.

			Change
	Three Months Ended		As Reported	Constant
	March 31,		Currency	Currency
(in millions)	2011	2010	Basis	Basis

Cardiac Rhythm Management	$559	$538	4%	3%

Interventional Cardiology	635	690	(8)%	(10)%
Peripheral Interventions	176	165	7%	4%

Cardiovascular Group	811	855	(5)%	(7)%

Electrophysiology	37	38	(3)%	(4)%

Endoscopy	287	260	10%	8%

Urology/Women’s Health	120	112	6%	5%
Neuromodulation	77	68	14%	14%

Subtotal	1,891	1,871	1%	(1)%

Divested Businesses	34	89	N/A	N/A

Worldwide	$1,925	$1,960	(2)%	(3)%

The divisional constant currency growth rates in the tables above can be recalculated from the reconciliations provided below. Growth rates are based on actual, non-rounded amounts and may not recalculate precisely.

	Q1 2011 Net Sales as compared to Q1 2010
	Change		Estimated
	As Reported	Constant	Impact of
	Currency	Currency	Foreign
(in millions)	Basis	Basis	Currency

Cardiac Rhythm Management	$21	15	$6

Interventional Cardiology	(55)	(69)	14
Peripheral Interventions	11	7	4

Cardiovascular Group	(44)	(62)	18

Electrophysiology	(1)	(2)	1

Endoscopy	27	21	6

Urology/Women’s Health	8	6	2

Neuromodulation	9	9	0

Subtotal	20	(13)	33

Divested Businesses	(55)	(55)	0

Worldwide	$(35)	$(68)	$33

U.S. Net Sales
During the first quarter of 2011, our U.S. net sales decreased $13 million, or one percent, as compared to the first quarter of 2010. The decrease was driven primarily by lower coronary stent system sales of $29 million, due principally to competitive pricing pressures and the establishment of product transition reserves of $10 million for the April 2011 launch of our ION™ (TAXUS® Element™) stent system. Partially offsetting these decreases, U.S. sales in our Cardiac Rhythm Management division grew $13 million in the first quarter of 2011, as compared to the same period in the prior year due largely to these products being off the U.S. market for a portion of the first quarter of 2010 due to the ship hold and product removal actions involving our ICD and CRT-D systems discussed in Business and Market Overview. However, this increase was partially offset by slower growth in the U.S. CRM market. In addition, our Endoscopy business increased U.S. net sales $3 million, and our Neuromodulation division increased U.S. net sales $9 million. Refer to Business and Market Overview for further discussion of our net sales.
International Net Sales
During the first quarter of 2011, our international net sales increased $33 million, or four percent, as compared to the first quarter of 2010. Changes in foreign currency exchange rates contributed $33 million to our international net sales in the first quarter of 2011 as compared to the same period in the prior year. Excluding the impact of changes in foreign currency exchange rates, net sales in our EMEA region increased $3 million, or one percent, in the first quarter of 2011, as compared the same period in the prior year. Our net sales in Japan decreased $14 million, or six percent, excluding the impact of changes in foreign currency exchange rates, in the first quarter of 2011, as compared to the first quarter of 2010, due primarily to competitive drug-eluting stent system technology and pricing pressures. The recent natural disasters and on-going crisis in Japan did not have a significant impact on our results for the first quarter of 2011; however, we will continue to monitor the situation and assess the impact on our business in that region. Net sales in our Inter-Continental region, excluding the impact of changes in foreign currency exchange rates, increased $11 million, or six percent, in the first quarter of 2011, as compared to the same period in the prior year, with the majority of our divisions and franchises contributing to the year-over-year growth. Refer to Business and Market Overview for further discussion of our net sales.

Gross Profit
Our gross profit was $1.294 billion for the first quarter of 2011, as compared to $1.297 billion for the first quarter of 2010. As a percentage of net sales, our gross profit increased to 67.2 percent in the first quarter of 2011, as compared to 66.2 percent in the first quarter of 2010. The following is a reconciliation of our gross profit margins and a description of the drivers of the change from period to period:

Gross profit - three months ended March 31, 2010	66.2%
PROMUS® supply true-up	2.6%
Drug-eluting stent system sales mix and pricing	(0.6	) %
Neurovascular divestiture	(1.0	) %
Net impact of foreign currency	0.5%
All other	(0.5	) %

Gross profit - three months ended March 31, 2011	67.2%

The primary factor contributing to the increase in our gross profit margin during the first quarter of 2011, as compared to the first quarter of 2010, was a $50 million credit to cost of products sold, related to a two-year retroactive pricing adjustment pursuant to our PROMUS® supply arrangement with Abbott for historical purchases of PROMUS® stent systems. Partially offsetting this increase was a decline in sales of our higher-margin TAXUS® drug-eluting stent systems, as well as declines in the average selling prices of our drug-eluting stent systems. We estimate that the average selling prices of our drug-eluting stent systems in the U.S. decreased approximately 10 percent in the first quarter of 2011, as compared to the first quarter of 2010, resulting from competitive and other pricing pressures. Our gross profit margin was also negatively impacted by lower sales of Neurovascular products and at significantly lower gross profit margins, as result of the divestiture of our Neurovascular business and the terms of transitional supply agreements with Stryker.
Operating Expenses
The following table provides a summary of certain of our operating expenses:

	Three Months Ended March 31,
	2011		2010
		% of Net		% of Net
(in millions)	$	Sales	$	Sales
Selling, general and administrative expenses	596	31.0%	628	32.0%

Research and development expenses	212	11.0%	253	12.9%

Royalty expense	51	2.6%	51	2.6%
Selling, General and Administrative (SG&A) Expenses
In the first quarter of 2011, our SG&A expenses decreased $32 million, or five percent, as compared to the first quarter of 2010 and were slightly lower as a percentage of net sales. This decrease was driven primarily by the reversal of $20 million of previously established allowances for doubtful accounts against long-outstanding receivables in Greece. These receivables had previously been fully reserved as we had determined that they had a high risk of being uncollectible due to the economic situation in Greece. During the first quarter of 2011, the Greek government converted these receivables into bonds, which we were able to monetize during the quarter, reducing our allowance for doubtful accounts as a credit to SG&A expense. Our SG&A expenses were also lower in the first quarter of 2011, as compared to the same period in the prior year, as a result of the sale of our Neurovascular business to Stryker in January. We plan to increase our investment in SG&A throughout 2011 to introduce new products; strengthen our sales organization in emerging markets such as Brazil, China and India; and to support our acquired businesses.

Research and Development (R&D) Expenses
In the first quarter of 2011, our R&D expenses decreased $41 million, or 16 percent, as compared to the first quarter of 2010, and declined nearly 200 basis points as a percentage of net sales. This decrease was due to the elimination of spending in the first quarter of 2011 related to our Neurovascular business, as a result of the sale of this business; the on-going re-prioritization of R&D projects and the re-allocation of spending as part of our efforts to focus on products with higher returns; as well as the delay of certain of our clinical trials. We remain committed to advancing medical technologies and investing in meaningful research and development projects across our businesses in order to maintain a healthy pipeline of new products that we believe will contribute to profitable sales growth and expect our R&D expenses to increase over the remainder of the year.
Royalty Expense
In the first quarters of 2011 and 2010, royalty expense was $51 million and consistent as a percentage of net sales. Royalty expense attributable to our sales of PROMUS® and PROMUS® Element™ stent systems increased $7 million for the first quarter of 2011, as compared to the same period in the prior year, but was partially offset by a decrease of $4 million in royalty expense attributable to our TAXUS® stent system, as the market continues to shift from TAXUS® to PROMUS® and PROMUS® Element™. The royalty rate applied to sales of PROMUS® and PROMUS® Element™ stent systems is, on average, higher than that associated with sales of our TAXUS® stent systems. In addition, royalty expense attributable to Neurovascular products was eliminated with the sale of our Neurovascular business in January 2011. These royalties represented $3 million of expense in the first quarter of 2010.
Amortization Expense
Our amortization expense was $132 million in the first quarter of 2011, as compared to $128 million in the first quarter of 2010. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Goodwill Impairment Charges
2011 Charge
We test our April 1 goodwill balances during the second quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. CRM market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. The amount of the goodwill impairment charge recorded in the first quarter of 2011 is an estimate, subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2011, as we finalize the second step of the goodwill impairment test. This non-cash charge does not impact our compliance with our debt covenants or our cash flows, and is excluded by management for purposes of evaluating operating performance and assessing liquidity.
We used the income approach, specifically the discounted cash flow (DCF) method, to derive the fair value of the U.S. CRM reporting unit, as described in our accounting policies in our 2010 Annual Report filed on Form 10-K. We updated all aspects of the DCF model associated with the U.S. CRM business, including the amount and timing of future expected cash flows, terminal value growth rate and the appropriate market-participant risk-adjusted weighted average cost of capital (WACC) to apply.

As a result of physician reaction to recent study results published by the Journal of the American Medical Association regarding evidence-based guidelines for ICD implants and U.S. Department of Justice investigations into hospitals’ ICD implants, and the expansion of Medicare recovery audits, among other factors, we now expect the U.S. CRM market to experience negative growth rates in the mid-single digits in 2011, as compared to 2010. Due to these expected near-term market reductions, in addition to the economic impact of physician alignment to hospitals, recent demographic information released by the American Heart Association indicating a lower prevalence of heart failure, and increased competitive and other pricing pressures, we lowered our estimated average U.S. CRM net sales growth rates within our DCF model from the mid-single digits to the low-single digits. Partially offsetting these factors are increased levels of profitability as a result of cost-reduction initiatives and process efficiencies within the U.S. CRM business. The impact of the market reduction, and the related reduction in our forecasted 2011 U.S. CRM net sales as well as the change in our expected sales growth rates thereafter as a result of the factors noted above were the key factors contributing to the first quarter 2011 goodwill impairment charge.
The aggregate amount of goodwill that remains associated with our U.S. CRM reporting unit is $782 million as of March 31, 2011. In addition, the remaining book value of our U.S. CRM amortizable intangible assets, which have been allocated to our U.S. CRM reporting unit, is approximately $3.6 billion as of March 31, 2011. In accordance with ASC Topic 350, Intangibles – Goodwill and Other, we tested our CRM amortizable intangible assets as of March 31, 2011 for impairment on an undiscounted cash flow basis, and determined that these assets were not impaired. Based on the remaining book value of our U.S. CRM reporting unit following the goodwill impairment charge, the carrying value of our U.S. CRM business exceeds its fair value due primarily to the carrying value of the amortizable intangible assets. As a result, we expect that the U.S. CRM reporting unit may be susceptible to future impairment charges. The declines expected in the U.S. CRM market did not impact our assumptions related to our other reporting units.
We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, which holds $782 million of allocated goodwill; our U.S. Cardiovascular reporting unit, which holds $2.2 billion of allocated goodwill; our U.S. Neuromodulation reporting unit, which holds $1.2 billion of allocated goodwill; and our EMEA region, which holds $3.9 billion of allocated goodwill. As of the most recent assessment, the level of excess fair value over carrying value for these reporting units identified as being at higher risk (with the exception of the U.S. CRM reporting unit, whose carrying value continues to exceed its fair value) ranged from approximately six percent to 23 percent. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. The key variables that drive the cash flows of our reporting units are estimated revenue growth rates, levels of profitability and terminal value growth rate assumptions, as well as the WACC. These assumptions are subject to uncertainty, including our ability to grow revenue and improve profitability levels. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit or small changes in other key assumptions may result in the recognition of significant goodwill impairment charges. For example, keeping all other variables constant, a 50 basis point increase in the WACC applied would require that we perform the second step of the goodwill impairment test for our U.S. CRM, U.S. Neuromodulation and EMEA reporting units. In addition, keeping all other variables constant, a 100 basis point decrease in perpetual growth rates would require that we perform the second step of the goodwill impairment test for all four of the reporting units with higher risk of impairment. The estimates used for our future cash flows and discount rates are our best estimates and we believe they are reasonable, but future declines in the business performance of our reporting units may impair the recoverability of our goodwill. Future events that could have a negative impact on the fair value of the reporting units include, but are not limited to:
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

•	declines in revenue as a result of loss of key members of our sales force and/or other key personnel;

•	negative developments in intellectual property litigation that may impact our ability to market certain products or increase our costs to sell certain products;

•	adverse legal decisions resulting in significant cash outflows;

•	increases in the research and development costs necessary to obtain regulatory approvals and launch new products, and the level of success of on-going and future research and development efforts;

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
2010 Charge
The ship hold and product removal actions associated with our U.S. ICD and CRT-D products, which we announced on March 15, 2010, and the forecasted corresponding financial impact on our operations created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM reporting unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded an estimated non-deductible goodwill impairment charge of $1.848 billion, on both a pre-tax and after-tax basis, associated with our U.S. CRM reporting unit in the first quarter of 2010. Due to the timing of the product actions and the procedures required to complete the two step goodwill impairment test, the goodwill impairment charge was an estimate, which we finalized in the second quarter of 2010. During the second quarter of 2010, we recorded a $31 million reduction of the charge as a result of the finalization of the second step of the goodwill impairment test.
Intangible Asset Impairment Charges
During the first quarter of 2010, due to lower than anticipated net sales of one of our Peripheral Interventions technology offerings, as well as changes in our expectations of future market acceptance of this technology, we lowered our sales forecasts associated with the product. As a result, we tested the related intangible assets for impairment in accordance with U.S. GAAP and our accounting policies and recorded a $60 million charge to write down the balance of these intangible assets to their fair value during the first quarter of 2010. We recorded these amounts in the intangible asset impairment charges caption in our accompanying unaudited condensed consolidated statements of operations. This non-cash charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Contingent Consideration Expense
In connection with certain of our acquisitions completed after 2008, we may be required to pay future consideration that is contingent upon the achievement of certain revenue-, regulatory- or commercialization-

based milestones. As of the respective acquisition dates, we recorded contingent liabilities representing the estimated fair value of the contingent consideration we expected to pay to the former shareholders of the acquired businesses. In accordance with ASC Topic 805, Business Combinations, we re-measure these liabilities each reporting period and record changes in the fair value through a separate line item within our consolidated statements of operations. Increases or decreases in the fair value of the contingent consideration liability can result from changes in the timing and amount of revenue estimates or changes in the expected probability and timing of achieving regulatory or commercialization milestones, as well as changes in discount rates. During the first quarter of 2011, we recorded expense of $6 million representing the increase in the estimated fair value of these obligations. This acquisition-related charge is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Acquisition-related Milestone
In connection with Abbott Laboratories’ 2006 acquisition of Guidant’s vascular intervention and endovascular solutions businesses, Abbott agreed to pay us a milestone payment of $250 million upon receipt of an approval from the Japanese Ministry of Health, Labor and Welfare (MHLW) to market the XIENCE V® stent system in Japan. The MHLW approved the XIENCE V® stent system in the first quarter in 2010 and we received the milestone payment from Abbott, which we recorded as a gain in our accompanying unaudited condensed consolidated financial statements. This non-recurring acquisition-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Restructuring Charges and Restructuring-related Activities
On February 6, 2010, our Board of Directors approved, and we committed to, a series of management changes and restructuring initiatives (the 2010 Restructuring plan) designed to focus our business, drive innovation, accelerate profitable revenue growth and increase both accountability and shareholder value. Key activities under the plan include the integration of our Cardiovascular and CRM businesses, as well as the restructuring of certain other businesses and corporate functions; the centralization of our research and development organization; the re-alignment of our international structure to reduce our administrative costs and invest in expansion opportunities including significant investments in emerging markets; and the reprioritization and diversification of our product portfolio. We estimate that the execution of this plan will result in gross reductions in pre-tax operating expenses of approximately $250 million, once completed in 2012. We expect to reinvest a portion of the savings into customer-facing and other activities to help drive future sales growth and support the business. Activities under the 2010 Restructuring plan were initiated in the first quarter of 2010 and are expected to be substantially complete by the end of 2012. We expect the execution of the 2010 Restructuring plan will result in the elimination of approximately 1,000 to 1,300 positions worldwide by the end of 2012.
We estimate that the 2010 Restructuring plan will result in total pre-tax charges of approximately $180 million to $200 million, and that approximately $165 million to $175 million of these charges will result in cash outlays, of which we have made payments of $93 million to date. We have recorded related costs of $148 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through other lines within our consolidated statements of operations. The following provides a summary of our expected total costs associated with the plan by major type of cost:

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
In January 2009, our Board of Directors approved, and we committed to, a Plant Network Optimization program, which is intended to simplify our manufacturing plant structure by transferring certain production lines among facilities and by closing certain other facilities. The program is a complement to our 2007 Restructuring plan, discussed below, and is intended to improve overall gross profit margins. We estimated that the program would result in annualized run-rate reductions of manufacturing costs of approximately $65 million exiting 2012. As a result of the sale of our Neurovascular business in the first quarter of 2011, we now expect annual reductions in manufacturing costs of $50 million to $55 million exiting 2012. These savings are in addition to an estimated $30 million of annual reductions from activities under our 2007 Restructuring plan, discussed below. Activities under the Plant Network Optimization program were initiated in the first quarter of 2009 and are expected to be substantially complete by the end of 2012.
We expect that the execution of the Plant Network Optimization program will result in total pre-tax charges of approximately $130 million to $145 million, and that approximately $110 million to $120 million of these charges will result in cash outlays, of which we have made payments of $47 million to date. We have recorded related costs of $91 million since the inception of the plan, and are recording a portion of these expenses as restructuring charges and the remaining portion through cost of products sold within our consolidated statements of operations. The following provides a summary of our estimates of costs associated with the Plant Network Optimization program by major type of cost:

Total estimated amount expected to
Type of cost	be incurred

Restructuring charges:
Termination benefits	$30 million to $35 million

Restructuring-related expenses:
Accelerated depreciation	$20 million to $25 million
Transfer costs (1)	$80 million to $85 million

$130 million to $145 million

(1)	Consists primarily of costs to transfer product lines among facilities, including costs of transfer teams, freight, idle facility and product line validations.
In October 2007, our Board of Directors approved, and we committed to, an expense and head count reduction plan (the 2007 Restructuring plan). The plan was intended to bring expenses in line with revenues as part of our initiatives to enhance short- and long-term shareholder value. The execution of this plan enabled us to reduce research and development and SG&A expenses by an annualized run rate of approximately $500 million exiting 2008. We have partially reinvested our savings from these initiatives into targeted head count increases, primarily in customer-facing positions. In addition, the plan has reduced annualized run-rate reductions of manufacturing costs by approximately $30 million exiting 2010 as a result of transfers of certain production lines. The transfer of certain production lines contemplated under the 2007 Restructuring plan was completed as of December 31, 2010; all other major activities under the plan, with the exception of final production line transfers, were completed as of December 31, 2009. The execution of this plan resulted in total pre-tax expenses of $427 million and required cash outlays of $380 million, of which we have paid $371 million to date.
We recorded restructuring charges pursuant to our restructuring plans of $38 million in the first quarter of 2011 and $65 million in the first quarter of 2010. In addition, we recorded expenses within other lines of our accompanying unaudited condensed consolidated statements of operations related to our restructuring initiatives of $12 million in the first quarter of 2011 and $15 million the first quarter of 2010. The following presents these costs by major type and line item within our accompanying unaudited condensed consolidated statements of operations, as well as by program:
Three Months Ended March 31, 2011

	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$28				$10	$38

Restructuring-related expenses:
Cost of products sold		$3	$8			11
Selling, general and administrative expenses					1	1

		3	8		1	12

	$28	$3	$8		$11	$50

	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$27				$11	$38
Plant Network Optimization program	1	$3	$8			12

	$28	$3	$8		$11	$50

Three Months Ended March 31, 2010

	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

Restructuring charges	$50			$5	$10	$65

Restructuring-related expenses:
Cost of products sold		$2	$12			14
Selling, general and administrative expenses					1	1

		2	12		1	15

	$50	$2	$12	$5	$11	$80

	Termination	Accelerated	Transfer	Fixed Asset
(in millions)	Benefits	Depreciation	Costs	Write-offs	Other	Total

2010 Restructuring plan	$46			$5	$8	$59
Plant Network Optimization program	1	$2	$6			9
2007 Restructuring plan	3		6		3	12

	$50	$2	$12	$5	$11	$80

Termination benefits represent amounts incurred pursuant to our on-going benefit arrangements and amounts for “one-time” involuntary termination benefits, and have been recorded in accordance with ASC Topic 712, Compensation – Non-retirement Postemployment Benefits and ASC Topic 420, Exit or Disposal Cost Obligations. We expect to record additional termination benefits related to our Plant Network Optimization program and 2010 Restructuring plan in 2011 and 2012 when we identify with more specificity the job classifications, functions and locations of the remaining head count to be eliminated. Other restructuring costs, which represent primarily consulting fees, are being recorded as incurred in accordance with Topic 420. Accelerated depreciation is being recorded over the adjusted remaining useful life of the related assets, and production line transfer costs are being recorded as incurred.
We have incurred cumulative restructuring charges related to our 2010 Restructuring plan and Plant Network Optimization program of $169 million and restructuring-related costs of $70 million since we committed to each plan. The following presents these costs by major type and by plan:

	2010	Plant
	Restructuring	Network
(in millions)	plan	Optimization	Total

Termination benefits	$93	$27	$120
Fixed asset write-offs	11		11
Other	38		38

Total restructuring charges	142	27	169

Accelerated depreciation		16	16
Transfer costs		48	48
Other	6		6

Restructuring-related expenses	6	64	70

	$148	$91	$239

Restructuring and restructuring-related costs are excluded by management for purposes of evaluating operating performance.
In the first quarter of 2011, we made cash payments of $32 million associated with restructuring initiatives pursuant to these plans, and have made total cash payments of $140 million related to our 2010 Restructuring plan and Plant Network Optimization program since committing to each plan. Each of these payments was made using cash generated from our operations, and are comprised of the following:

	2010	Plant
	Restructuring	Network
(in millions)	plan	Optimization	Total

Three Months Ended March 31, 2011
Termination benefits	$8		$8
Transfer costs		$8	8
Other	16		16

	$24	$8	$32

Program to Date
Termination benefits	$53		$53
Transfer costs		$47	47
Other	40		40

	$93	$47	$140

We also made cash payments of $1 million during the first quarter of 2011 associated with our 2007 Restructuring plan and have made total cash payments of $371 million related to the 2007 Restructuring plan since committing to the plan in the fourth quarter of 2007.
Gain on Divestiture
In January 2011, we closed the sale of our Neurovascular business to Stryker Corporation for a purchase price of $1.5 billion in cash. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions. We will also receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. We recorded a pre-tax gain of $760 million ($530 million after-tax) during the first quarter of 2011 associated with the closing of the transaction. We also deferred a gain of $27 million, included in the accompanying unaudited condensed consolidated balance sheets, to be recognized upon the release of the escrowed funds and the performance of certain activities under the transition services agreements throughout 2011 and 2012. This non-recurring divestiture-related gain is excluded by management for purposes of evaluating operating performance and assessing liquidity.
Interest Expense
Our interest expense decreased to $75 million in the first quarter of 2011, as compared to $93 million in the first quarter of 2010. The decrease in our interest expense was a result of lower average debt levels, due to debt prepayments throughout 2010, and the payment of $250 million of our senior notes at maturity and prepayment of $250 million of our term loan during the first quarter of 2011, as well as a decrease in our average borrowing rate. Our average borrowing rate was 5.3 percent in the first quarter of 2011 and 5.7 percent in the first quarter of 2010. Refer to Liquidity and Capital Resources and Note F – Borrowings and Credit Arrangements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for information regarding our debt obligations.
Other, net
Our other, net reflected income of $26 million in the first quarter of 2011, as compared to $4 million in the first quarter of 2010. The following are the components of other, net:

	Three Months Ended

	March 31,
(in millions)	2011	2010
Interest income	$4	$8
Foreign currency losses	(1)	(4)
Net gains on investments	24
Other expense, net	(1)

	$26	$4

During the first quarter of 2011, we recognized gains of $38 million associated with 2011 acquisitions in which we held prior equity interests. This acquisition-related charge is excluded by management for purposes of evaluating operating performance. Partially offsetting these gains were net losses of $14 million, relating to the write-down of other investments in our portfolio.
Tax Rate
The following table provides a summary of our reported tax rate:

			Percentage
	Three Months Ended		Point
	March 31		Increase (Decrease)
	2011	2010
Reported tax rate	83.2%	(0.9)%	84.1%
Impact of certain receipts/charges*	(69.4)%	22.2%	91.6%

	13.8%	21.3%	(7.5) %
     *These receipts/charges are taxed at different rates than our effective tax rate.
The change in our reported tax rate for the first quarter of 2011, as compared to the same period in 2010, relates primarily to the impact of certain receipts and charges that are taxed at different rates than our effective tax rate. In the first quarter of 2011, these receipts and charges included a gain on our divestiture of the Neurovascular business, a non-deductible goodwill impairment charge, and restructuring- and acquisition-related charges and credits. Our reported tax rate was also affected by discrete tax items, related primarily to a release of valuation allowances resulting from a change in our expected ability to realize certain deferred tax assets. In the first quarter of 2010, these receipts and charges included a non-deductible goodwill impairment charge and other intangible asset impairment charges, a gain associated with the receipt of an acquisition-related milestone payment, and restructuring-related charges, as well as discrete tax items related primarily to the re-measurement of an uncertain tax position resulting from a favorable court ruling issued in a similar third-party case.
On December 17, 2010, we received Notices of Deficiency from the Internal Revenue Service (IRS) reflecting proposed audit adjustments for Guidant Corporation for the 2001-2003 tax years. The incremental tax liability asserted by the IRS for these periods is $525 million plus interest. The primary issue in dispute is the transfer pricing in connection with the technology license agreements between domestic and foreign subsidiaries of Guidant. We believe we have meritorious defenses for our tax filings and, on March 11, 2011, we filed petitions with the U.S. Tax Court contesting these Notices of Deficiency.
In April 2011, we received a Revenue Agent’s Report from the IRS reflecting proposed adjustments for the Guidant 2004-2006 tax years. The report proposes transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions and we disagree with the proposed adjustments. Furthermore, we expect to receive a Revenue Agent’s Report for Boston Scientific Corporation’s 2006-2007 tax years proposing additional transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions.
We do not expect that we will be able to resolve these proposed adjustments through applicable IRS administrative procedures. The statute of limitations for Guidant Corporation’s 2004-2006 tax years and Boston Scientific Corporation’s 2006-2007 tax years expire in December 2011 and September 2011, respectively. Accordingly, we anticipate receiving Notices of Deficiency for these tax years prior to the expiration of the relevant statute of limitations. We believe we have meritorious defenses for our tax filings and will petition the Tax Court to contest the proposed IRS adjustments relating to these periods as well.
We believe that our income tax reserves associated with these matters are adequate and the final resolution will not have a material impact on our financial condition or results of operations. However, final resolution is uncertain and could have a material impact on our financial condition or results of operations.
Critical Accounting Policies and Estimates
Our financial results are affected by the selection and application of accounting policies and methods. For our first quarter ended March 31, 2011, we adopted prospectively Financial Accounting Standards Board (FASB) Accounting Standards Codification™ (ASC) Update No. 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. Through December 31, 2010, we deferred revenue on the undelivered service element associated with certain of our CRM product offerings based on verifiable objective evidence of fair value, using the residual method of allocation, and recognized the associated revenue over the related service period. Under the guidance of Update No. 2009-13, we continue to separate these product offerings into two separate accounting units and defer revenue on the undelivered service element on the basis of the relative selling price. We determine relative selling price based on third-party evidence of the selling price of the undelivered service element, as vendor-specific objective evidence does not exist. We will re-evaluate our estimate of the relative selling price on an annual basis or more frequently if there are any significant changes in our service offering or third-party service offering or pricing. The adoption of Update No. 2009-13 did not change the units of accounting or the pattern and timing of revenue recognition for those units.
There were no other material changes in the three months ended March 31, 2011 to the application of critical accounting policies and estimates as described in our Annual Report filed on Form 10-K for the year ended December 31, 2010.
Liquidity and Capital Resources
As of March 31, 2011, we had $595 million of cash and cash equivalents on hand, comprised of $236 million invested in prime money market and government funds, $263 million invested in short-term time deposits, and $96 million in interest bearing and non-interest bearing bank accounts. Our policy is to invest excess cash in short-term marketable securities earning a market rate of interest without assuming undue risk to principal, and we limit our direct exposure to securities in any one industry or issuer.
The following provides a summary and description of our net cash inflows (outflows) for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
(in millions)	2011	2010
Cash used for operating activities	$(97)	$(284)
Cash provided by (used for) investing activities	968	(74)
Cash (used for) provided by financing activities	(491)	14

Operating Activities
During the first quarter of 2011, we used $97 million for operating activities, as compared to $284 million during the first quarter of 2010, an improvement of $187 million. This increase was driven primarily by lower litigation-related payments of approximately $700 million, offset by the inclusion in the first quarter of 2010 of receipt of a $250 million milestone payment from Abbott Laboratories, described in Quarterly Results, and higher tax-related net payments of approximately $230 million, primarily due to the receipt in the first quarter of 2010 of a $163 million federal tax refund.
Investing Activities
During the first quarter of 2011, cash provided by investing activities was comprised primarily of proceeds from the sale of our Neurovascular business to Stryker. We received $1.450 billion at closing, including an upfront payment of $1.426 billion, and $24 million which was placed into escrow to be released upon the completion of local closings in certain foreign jurisdictions, and will receive an additional $50 million contingent upon the transfer or separation of certain manufacturing facilities, which we expect will be completed over a period of approximately 24 months. This cash inflow was partially offset by payments of $370 million for acquisitions consummated during the quarter, and capital expenditures of $69 million. During the first quarter of 2010, our investing activities were comprised primarily of capital expenditures of $70 million.
Financing Activities
Our cash flows from financing activities reflect issuances and repayments of debt and proceeds from stock issuances related to our equity incentive programs.
Debt
We had total debt of $4.924 billion as of March 31, 2011 and $5.438 billion as of December 31, 2010. During the first quarter of 2011, we prepaid $250 million of our term loan and paid $250 million of our senior notes at maturity. In April 2011, we prepaid an additional $250 million of our term loan, leaving us with $4.674 billion of gross debt as of April 30, 2011. The debt maturity schedule for the significant components of our debt obligations as of March 31, 2011 is as follows:

	Payments due by Period
(in millions)	2011	2012	2013	2014	2015	Thereafter	Total
Term loan	$250		$500				$750
Senior notes				$600	$1,250	$2,350	4,200

	$250		$500	$600	$1,250	$2,350	$4,950

Note:	The table above does not include discounts associated with our senior notes, or amounts related to interest rate contracts used to hedge the fair value of certain of our senior notes.
Term Loan and Revolving Credit Facility
Our term loan facility requires quarterly principal payments of $50 million commencing in the third quarter of 2011, with the remaining principal amount of $500 million due at the credit facility maturity date, currently June 2013, with up to two one-year extension options subject to certain conditions. However, we prepaid $100 million of our 2011 term loan maturities and $150 million of our 2012 term loan maturities within the first quarter of 2011 and, in April 2011, prepaid the remaining $50 million of our 2012 term loan maturities and another $200 million of our 2013 term loan maturities using cash on hand. The $250 million April 2011 term loan prepayment is reflected as ‘current’ in the table above, as well as in our accompanying unaudited condensed consolidated balance sheets. Term loan borrowings bear interest at LIBOR plus an interest margin of between 1.75 percent and 3.25 percent, based on our corporate credit ratings (currently 2.75 percent).

We maintain a $2.0 billion revolving credit facility, maturing in June 2013, with up to two one-year extension options subject to certain conditions. Any revolving credit facility borrowings bear interest at LIBOR plus an interest margin of between 1.55 percent and 2.625 percent, based on our corporate credit ratings (currently 2.25 percent). In addition, we are required to pay a facility fee based on our credit ratings and the total amount of revolving credit commitments, regardless of usage, under the agreement (currently 0.50 percent per year). Any borrowings under the revolving credit facility are unrestricted and unsecured. There were no amounts borrowed under our revolving credit facility as of March 31, 2011 or December 31, 2010.
Our term loan and revolving credit facility agreement requires that we maintain certain financial covenants, as follows:

	Covenant	Actual as of
	Requirement	March 31, 2011
Maximum leverage ratio (1)	3.85 times	1.7 times
Minimum interest coverage ratio (2)	3.0 times	7.8 times

(1)	Ratio of total debt to consolidated EBITDA, as defined by the agreement, as amended, for the preceding four consecutive fiscal quarters. Requirement decreases to 3.5 times after March 31, 2011.

(2)	Ratio of consolidated EBITDA, as defined by the agreement, as amended, to interest expense for the preceding four consecutive fiscal quarters.
The credit agreement provides for an exclusion from the calculation of consolidated EBITDA, as defined by the agreement, through the credit agreement maturity, of up to $258 million in restructuring charges and restructuring-related expenses related to our previously announced restructuring plans, plus an additional $300 million for any future restructuring initiatives. As of March 31, 2011, we had $420 million of the restructuring charge exclusion remaining. In addition, any litigation-related charges and credits are excluded from the calculation of consolidated EBITDA until such items are paid or received; and up to $1.5 billion of any future cash payments for future litigation settlements or damage awards (net of any litigation payments received); as well as litigation-related cash payments (net of cash receipts) of up to $1.310 billion related to amounts that were recorded in the financial statements as of March 31, 2010 are excluded from the calculation of consolidated EBITDA. As of March 31, 2011, we had $1.854 billion of the legal payment exclusion remaining.
As of and through March 31, 2011, we were in compliance with the required covenants. The maximum leverage ratio covenant requirement steps down to 3.5 times after March 31, 2011. Our inability to maintain compliance with these covenants could require us to seek to renegotiate the terms of our credit facilities or seek waivers from compliance with these covenants, both of which could result in additional borrowing costs. Further, there can be no assurance that our lenders would grant such waivers.
Senior Notes
We had senior notes outstanding in the amount of $4.2 billion as of March 31, 2011 and $4.450 billion as of December 31, 2010. In January 2011, we paid $250 million of our senior notes at maturity.
Other Arrangements
We also maintain a $350 million credit and security facility secured by our U.S. trade receivables, maturing in August 2011, subject to extension. Use of any borrowed funds is unrestricted. Borrowing availability under this facility changes based upon the amount of eligible receivables, concentration of eligible receivables and other factors. Certain significant changes in the quality of our receivables may require us to repay any borrowings immediately under the facility. The credit agreement required us to create a wholly-owned entity, which we consolidate. This entity purchases our U.S. trade accounts receivable and then borrows from two third-party financial institutions using these receivables as collateral. The receivables and related borrowings remain on our consolidated balance sheets because we have the right to prepay any borrowings and effectively retain control over the receivables. Accordingly, pledged receivables are included as trade accounts receivable, net, while the corresponding borrowings are included as debt on our consolidated balance sheets. There were no amounts borrowed under this facility as of March 31, 2011 or December 31, 2010. In January 2011, we borrowed $250 million under this facility and used the proceeds to prepay $250 million of our term loan, and subsequently repaid the borrowed amounts during the first quarter of 2011.
In addition, we have accounts receivable factoring programs in certain European countries that we account for as sales under ASC Topic 860, Transfers and Servicing. These agreements provide for the sale of accounts receivable to third parties, without recourse, of up to approximately 300 million Euro (translated to approximately $425 million as of March 31, 2011). We have no retained interests in the transferred receivables, other than collection and administrative responsibilities and, once sold, the accounts receivable are no longer available to satisfy creditors in the event of bankruptcy. We de-recognized $288 million of receivables as of March 31, 2011 at an average interest rate of 2.3 percent, and $363 million as of December 31, 2010 at an average interest rate of 2.0 percent. Further, we have uncommitted credit facilities with two commercial Japanese banks that provide for borrowings and promissory notes discounting of up to 18.5 billion Japanese yen (translated to approximately $225 million as of March 31, 2011). We discounted $183 million of notes receivable as of March 31, 2011 and $197 million of notes receivable as of December 31, 2010 at an average interest rate of 1.7 percent. Discounted and de-recognized accounts and notes receivable are excluded from trade accounts receivable, net in the accompanying unaudited condensed consolidated balance sheets.
Equity
During the first quarter of 2011, we received $9 million in proceeds from stock issuances related to our stock option and employee stock purchase plans, as compared to $14 million in the first quarter of 2010. Proceeds from the exercise of employee stock options and employee stock purchases vary from period to period based upon, among other factors, fluctuations in the trading price of our common stock and in the exercise and stock purchase patterns of employees.
Stock-based compensation expense related to our stock ownership plans was $32 million for the first quarter of 2011, and $56 million for the first quarter of 2010. We generally make equity awards on an annual basis during the month of February. Prior to mid-2010, we expensed stock-based awards over the period between grant date and retirement eligibility, or immediately if the employee was retirement-eligible at the date of grant. Therefore, during the first quarter of each year, stock-based compensation has historically been significantly higher than other quarters. However, for awards granted after mid-2010, retirement-eligible employees must now provide one year of service after the date of grant in order to retain the award, should they retire. Therefore, for awards granted after mid-2010, we expense stock-based awards over the greater of the period between grant date and retirement-eligibility date or one year, which is the primary driver of the decrease in stock-based compensation expense in the first quarter of 2011, as compared to the same period in the prior year.
Contractual Obligations and Commitments
Certain of our acquisitions involve the payment of contingent consideration. During the first quarter of 2011, we recorded additional liabilities related to contingent consideration arrangements of $293 million. See Note B - Acquisitions to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for the estimated potential amount of future contingent consideration we could be required to pay associated with our prior acquisitions. There have been no other material changes to our contractual obligations and commitments as reported in our 2010 Annual Report filed on Form 10-K.

Legal Matters
The medical device market in which we primarily participate is largely technology driven. Physician customers, particularly in interventional cardiology, have historically moved quickly to adopt new products and new technologies. As a result, intellectual property rights, particularly patents and trade secrets, play a significant role in product development and differentiation. However, intellectual property litigation is inherently complex and unpredictable. Furthermore, appellate courts can overturn lower court patent decisions.
In addition, competing parties frequently file multiple suits to leverage patent portfolios across product lines, technologies and geographies and to balance risk and exposure between the parties. In some cases, several competitors are parties in the same proceeding, or in a series of related proceedings, or litigate multiple features of a single class of devices. These forces frequently drive settlement not only for individual cases, but also for a series of pending and potentially related and unrelated cases. In addition, although monetary and injunctive relief is typically sought, remedies and restitution are generally not determined until the conclusion of the trial court proceedings and can be modified on appeal. Accordingly, the outcomes of individual cases are difficult to time, predict or quantify and are often dependent upon the outcomes of other cases in other geographies. Several third parties have asserted that certain of our current and former product offerings infringe patents owned or licensed by them. We have similarly asserted that other products sold by our competitors infringe patents owned or licensed by us. Adverse outcomes in one or more of the proceedings against us could limit our ability to sell certain products in certain jurisdictions, or reduce our operating margin on the sale of these products and could have a material adverse effect on our financial position, results of operations and/or liquidity.
In particular, although we have resolved multiple litigation matters with Johnson & Johnson, we continue to be involved in patent litigation with them, particularly relating to drug-eluting stent systems. Adverse outcomes in one or more of these matters could have a material adverse effect on our ability to sell certain products and on our operating margins, financial position, results of operations and/or liquidity.
In the normal course of business, product liability, securities and commercial claims are asserted against us. Similar claims may be asserted against us in the future related to events not known to management at the present time. We are substantially self-insured with respect to product liability claims and intellectual property infringement, and maintain an insurance policy providing limited coverage against securities claims. The absence of significant third-party insurance coverage increases our potential exposure to unanticipated claims or adverse decisions. Product liability claims, securities and commercial litigation, and other legal proceedings in the future, regardless of their outcome, could have a material adverse effect on our financial position, results of operations and/or liquidity. In addition, the medical device industry is the subject of numerous governmental investigations often involving regulatory, marketing and other business practices. These investigations could result in the commencement of civil and criminal proceedings, substantial fines, penalties and administrative remedies, divert the attention of our management and have an adverse effect on our financial position, results of operations and/or liquidity.
Our accrual for legal matters that are probable and estimable was $285 million as of March 31, 2011 and $588 million as of December 31, 2010, and includes estimated costs of settlement, damages and defense. The decrease in our accrual is due primarily to the payment of $296 million to the U.S. Department of Justice in order resolve the U.S. Government investigation of Guidant Corporation related to product advisories issued in 2005, discussed in our 2010 Annual Report filed on Form 10-K. We continue to assess certain litigation and claims to determine the amounts, if any, that management believes will be paid as a result of such claims and litigation and, therefore, additional losses may be accrued and paid in the future, which could materially adversely impact our operating results, cash flows and/or our ability to comply with our debt covenants. See further discussion of our material legal proceedings in Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report on Form

10-Q and in Note L – Commitments and Contingencies to our audited financial statements contained in Item 8 of our 2010 Annual Report filed on Form 10-K.
Recent Accounting Pronouncements
Standards Implemented
ASC Update No. 2009-13
In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605) - Multiple-Deliverable Revenue Arrangements. Update No. 2009-13 provides principles and application guidance to determine whether multiple deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. We adopted prospectively ASC Update No. 2009-13 as of January 1, 2011. Refer to Critical Accounting Policies and Estimates for a discussion of our adoption of Update No. 2009-13. The adoption of Update No. 2009-13 did not have a material impact on our results of operations or financial position for the three months ended March 31, 2011 and is not expected to have a material impact in subsequent periods.
ASC Update No. 2010-20
In July 2010, the FASB issued ASC Update No. 2010-20, Receivables (Topic 310) - Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. Update No. 2010-20 requires expanded qualitative and quantitative disclosures about financing receivables, including trade accounts receivable, with respect to credit quality and credit losses, including a rollforward of the allowance for credit losses. We adopted Update No. 2010-20 for our year ended December 31, 2010, except for the rollforward of the allowance for credit losses, for which we have included disclosure for our first quarter ended March 31, 2011. Refer to Note A – Significant Accounting Policies to the consolidated financial statements included in our 2010 Annual Report filed on Form 10-K for disclosures surrounding concentrations of credit risk and our policies with respect to the monitoring of the credit quality of customer accounts. In addition, refer to Note H – Supplemental Balance Sheet Information to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for a rollforward of our allowance for doubtful accounts during the first quarters of 2011 and 2010.
ASC Update No. 2010-29
In December 2010, the FASB issued ASC Update No. 2010-29, Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations. Update No. 2010-29 clarifies paragraph 805-10-50-2(h) to require public entities that enter into business combinations that are material on an individual or aggregate basis to disclose pro forma information for such business combinations that occurred in the current reporting period, including pro forma revenue and earnings of the combined entity as though the acquisition date had been as of the beginning of the comparable prior annual reporting period only. We are required to adopt Update No. 2010-29 for material business combinations for which the acquisition date is on or after January 1, 2011. The acquisitions we completed in the first quarter of 2011 are not considered material on an individual or aggregate basis and, therefore, are not subject to the disclosure requirements of Update No. 2010-29.
Additional Information
Use of Non-GAAP Financial Measures
To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose certain non-GAAP financial measures, including adjusted net income and adjusted net income per share that exclude certain amounts, and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates. These non-GAAP financial measures are not in accordance with generally accepted accounting principles in the United States.
The GAAP financial measure most directly comparable to adjusted net income is GAAP net income and the GAAP financial measure most directly comparable to adjusted net income per share is GAAP net income per share. To calculate regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates, we convert actual current period net sales from local currency to U.S. dollars using constant foreign currency exchange rates. The GAAP financial measure most directly comparable to this non-GAAP financial measure is growth rate percentages using net sales on a GAAP basis. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP financial measure are included elsewhere in this Quarterly Report.
Management uses these supplemental non-GAAP financial measures to evaluate performance period over period, to analyze the underlying trends in our business, to assess our performance relative to our competitors, and to establish operational goals and forecasts that are used in allocating resources. In addition, management uses these non-GAAP financial measures to further its understanding of the performance of our operating segments. The adjustments excluded from our non-GAAP financial measures are consistent with those excluded from our reportable segments’ measure of profit or loss. These adjustments are excluded from the segment measures that are reported to our chief operating decision maker and are used to make operating decisions and assess performance.
We believe that presenting adjusted net income, adjusted net income per share, and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates in addition to the corresponding GAAP financial measures provides investors greater transparency to the information used by Boston Scientific management for its financial and operational decision-making and allows investors to see Boston Scientific’s results “through the eyes” of management. We further believe that providing this information better enables Boston Scientific’s investors to understand our operating performance and to evaluate the methodology used by management to evaluate and measure such performance.
The following is an explanation of each of the adjustments that management excluded as part of these non-GAAP financial measures for the three months ended March 31, 2011 and 2010, as well as reasons for excluding each of these individual items:
Adjusted Net Income and Adjusted Net Income per Share
•
Goodwill and other intangible asset impairment charges - These amounts represent non-cash write-downs of our goodwill balance attributable to our U.S. Cardiac Rhythm Management business, as well as certain intangible assets balances. Management removes the impact of these charges from our operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric for measuring our ability to generate cash and pay down debt. Therefore, these charges are excluded from management’s assessment of operating performance and are also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of current operating performance and a comparison to past operating performance, particularly in terms of liquidity.

•
Acquisition-related (credits) charges - These adjustments consist of (a) acquisition-related gains on previously held equity interests, (b) contingent consideration expense, (c) a gain on an acquisition-related milestone receipt, (d) due diligence, other fees and exit costs, and (e) an inventory step-up adjustment. The acquisition-related gain associated with previously held equity interests is a non-recurring benefit associated with recent acquisitions. Contingent consideration expense is a non-cash charge representing accounting adjustments to state contingent consideration liabilities at their estimated fair value. These adjustments can be highly variable depending on the assessed likelihood, timing and amount of future contingent consideration payments. The acquisition-related gain resulted from a receipt related to Guidant Corporation’s sale of its vascular intervention and endovascular solutions businesses to Abbott Laboratories, and is not indicative of future operating results. Due diligence costs, other fees and exit costs include legal, tax and other one time expenses associated with recent acquisitions that are not representative of on-going operations. The inventory step-up adjustment is a non-cash charge related to acquired inventory directly attributable to recent acquisitions and is not indicative of the Company’s on-going operations, or on-going cost of products sold. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Divestiture-related (credits) charges - These amounts represent (a) gains resulting from business divestitures and (b) fees and separation costs associated with business divestitures. We completed the sale of our Neurovascular business in January 2011 and the resulting gain is not indicative of future operating performance and is not used by management to assess operating performance. Fees and separation costs represent those associated with the divestiture of the Neurovascular business and are not representative of on-going operations. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Restructuring and restructuring-related costs - These adjustments represent primarily severance, fixed asset write-offs, costs to transfer production lines from one facility to another, and other costs associated with our 2010 Restructuring plan, Plant Network Optimization program and 2007 Restructuring plan. These expenses are excluded by management in assessing operating performance, as well as from our operating segments’ measures of profit and loss used for making operating decisions and assessing performance. Accordingly, management excluded these charges for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Discrete tax items - These items represent adjustments of certain tax positions, which were initially established in prior periods as a result of intangible asset impairment charges and acquisition-, divestiture-, restructuring- or litigation-related charges (credits). These adjustments do not reflect expected on-going operating results. Accordingly, management excluded these amounts for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of current operating performance and a comparison to past operating performance.

•
Amortization expense - Amortization expense is a non-cash charge and does not impact our liquidity or compliance with the covenants included in our debt agreements. Management removes the impact of amortization from operating performance to assist in assessing cash generated from operations. Management believes this is a critical metric for measuring our ability to generate cash and pay down debt. Therefore, amortization expense is excluded from management’s assessment of operating performance and is also excluded from the measures management uses to set employee compensation. Accordingly, management has excluded amortization expense for purposes of calculating these non-GAAP financial measures to facilitate an evaluation of current operating performance and a comparison to past operating performance, particularly in terms of liquidity.

Regional and Divisional Revenue Growth Rates Excluding the Impact of Changes in Foreign Currency Exchange Rates
•
Impact of changes in foreign currency exchange rates on net sales - The impact of changes in foreign currency exchange rates is highly variable and difficult to predict. Accordingly, management excludes the impact of changes in foreign currency exchange rates for purposes of reviewing regional and divisional revenue growth rates to facilitate an evaluation of current operating performance and comparison to past operating performance.

Adjusted net income, adjusted net income per share and regional and divisional revenue growth rates that exclude the impact of changes in foreign currency exchange rates are not in accordance with generally accepted accounting principles in the United States and should not be considered in isolation from, or as a replacement for, the most directly comparable GAAP financial measures. Further, other companies may calculated these non-GAAP financial measures differently than Boston Scientific does, which may limit the usefulness of those measures for comparative purposes.
Safe Harbor for Forward-Looking Statements
Certain statements that we may make from time to time, including statements contained in this report and information incorporated by reference into this report, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may be identified by words like “anticipate,” “expect,” “project,” “believe,” “plan,” “may,” “estimate,” “intend” and similar words. These forward-looking statements are based on our beliefs, assumptions and estimates using information available to us at the time and are not intended to be guarantees of future events or performance. These forward-looking statements include, among other things, statements regarding our financial performance; our results of operations; our growth strategy, including our priority growth initiatives and investments; our business strategy; the integration of acquired businesses and technologies; our ability to successfully separate the Neurovascular business; the timing and impact of our restructuring and plant optimization initiatives, including expected costs and cost savings; the use of our cash flow, including to repay debt and invest in our business; goodwill impairment analysis and charges; the market for our products and our market share; clinical trials, including timing and results; product development and iterations; product performance; timing of regulatory approvals; our regulatory and quality compliance; our investments in and reallocation of expenditures for research and development efforts; the strength of our technologies and product pipeline; new and existing product launches, including their timing, acceptance and impact; our sales and marketing strategy and our investments in our sales organization; our emerging markets strategy and investments; the ability of our suppliers and sterilizers to meet our requirements; our ability to meet customer demand for our products; reimbursement practices; the effect of new accounting pronouncements on our financial results; competitive pressures; the impact of new or recently enacted excise taxes; the effect of proposed tax laws; the outcome of matters before taxing authorities; our tax position; intellectual property, governmental proceedings and litigation matters; adequacy of our reserves; anticipated expenses and capital expenditures and our ability to finance them; and our ability to meet the financial covenants required by our term loan and revolving credit facility. If our underlying assumptions turn out to be incorrect, or if certain risks or uncertainties materialize, actual results could vary materially from the expectations and projections expressed or implied by our forward-looking statements. As a result, readers are cautioned not to place undue reliance on any of our forward-looking statements.
Except as required by law, we do not intend to update any forward-looking statements even if new information becomes available or other events occur in the future. We have identified these forward-looking statements, which are based on certain risks and uncertainties, including the risk factors described in Item 1A of our 2010 Annual Report filed on Form 10-K as updated in this Quarterly Report on Form 10-Q. Factors that could cause actual results to differ materially from those expressed in forward-looking statements are contained herein, below and described further in Item 1A of our 2010 Annual Report filed on Form 10-K as updated in this Quarterly Report on Form 10-Q.
CRM Business
•	Our ability to retain and attract key members of our CRM sales force and other key CRM personnel, particularly following the ship hold and product removal of our ICD and CRT-D systems in the U.S.;

•
Our estimates for the U.S. and worldwide CRM markets, as well as our ability to increase CRM net sales and recapture market share, and the impact of physician reaction to recent study results published by the Journal of the American Medical Association, government investigations and audits of hospitals, physician alignment to hospitals and other market and economic conditions on the overall number of procedures performed and average selling prices in the U.S. CRM market;

•
The overall performance of, and referring physician, implanting physician and patient confidence in, our and our competitors’ CRM products and technologies, including our COGNIS® CRT-D and TELIGEN® ICD systems and our LATITUDE® Patient Management System;

•	The results of CRM clinical trials and market studies undertaken by us, our competitors or other third parties;

•
Our ability to timely and successfully launch next-generation products and technology features worldwide, including our INGENIO™ pacemaker system and our next-generation INCEPTA™, ENERGEN™ and PUNCTUA™ defibrillators in additional geographies; and

•
Competitive offerings in the CRM market and related declines in average selling prices, as well as the timing of receipt of regulatory approvals to market existing and anticipated CRM products and technologies.

Coronary Stent Business
•
Volatility in the coronary stent market, our estimates for the worldwide coronary stent market, our ability to increase coronary stent system net sales, competitive offerings and the timing of receipt of regulatory approvals, both in the U.S. and internationally, to market existing and anticipated drug-eluting stent technology and other stent platforms;

•	Our ability to timely and successfully launch next-generation products and technology features, including our PROMUS® Element™ stent system in the U.S. and Japan;

•	The results of coronary stent clinical trials undertaken by us, our competitors or other third parties;

•	Our ability to maintain or expand our worldwide market positions through reinvestment in our two drug-eluting stent programs;

•
Our ability to manage the mix of net sales of everolimus-eluting stent systems supplied to us by Abbott relative to our total drug-eluting stent system net sales and to launch on-schedule in the U.S. and Japan our PROMUS® Element™ next-generation internally-developed and self-manufactured everolimus-eluting stent system with gross profit margins more comparable to our TAXUS® stent systems;

•
Our share of the U.S. and worldwide drug-eluting stent markets, the average number of stents used per procedure, average selling prices, and the penetration rate[1] of drug-eluting stent technology in the U.S. and international markets;

•	The overall performance of, and continued physician confidence in, our and other drug-eluting stent systems;

•
Our reliance on Abbott’s manufacturing capabilities and supply chain in the U.S. and Japan, and our ability to align our everolimus-eluting stent system supply from Abbott with customer demand in these regions;

•	Enhanced requirements to obtain regulatory approval in the U.S. and around the world and the associated impact on new product launch schedules and the cost of product approval and compliance;

[1]	A measure of the mix between bare-metal and drug-eluting stents used across procedures.

and

•	Our ability to retain and attract key members of our cardiology sales force and other key personnel.
Other Businesses
•	The overall performance of, and continued physician confidence in, our products and technologies;

•	Our ability to timely and successfully launch next-generation products and technology features in a timely manner;

•	The results of clinical trials undertaken by us, our competitors or other third parties; and

•	Our ability to maintain or expand our worldwide market positions through investments in next-generation technologies.
Litigation and Regulatory Compliance
•	Risks generally associated with our regulatory compliance and quality systems in the U.S. and around the world;

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
Innovation and Manufacturing
•
Our ability to complete planned clinical trials successfully, to obtain regulatory approvals and to develop and launch products on a timely basis within cost estimates, including the successful completion of in-process projects from purchased research and development;

•	Our ability to manage research and development and other operating expenses consistent with our expected net sales growth;

•	Our ability to develop and launch next-generation products and technologies successfully across all of our businesses;

•	Our ability to avoid disruption in the supply of certain components, materials or products; or to quickly secure additional or replacement components, materials or products on a timely basis;

•	Our ability to fund with cash or common stock any acquisitions or alliances, or to fund contingent payments associated with these acquisitions or alliances;

•	Our ability to achieve benefits from our focus on internal research and development and external alliances and acquisitions as well as our ability to capitalize on opportunities across our businesses;

•	Our failure to succeed at, or our decision to discontinue, any of our growth initiatives, as well as competitive interest in the same or similar technologies;

•	Our ability to integrate the strategic acquisitions we have consummated or may consummate in the future;

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
Our currency risk consists primarily of foreign currency denominated firm commitments, forecasted foreign currency denominated intercompany and third-party transactions and net investments in certain subsidiaries. We use both nonderivative (primarily European manufacturing operations) and derivative instruments to manage our earnings and cash flow exposure to changes in currency exchange rates. We had currency derivative instruments outstanding in the contract amount of $4.724 billion as of March 31, 2011 and $5.077 billion as of December 31, 2010. We recorded $37 million of other assets and $177 million of other liabilities to recognize the fair value of these derivative instruments as of March 31, 2011, as compared to $82 million of other assets and $189 million of other liabilities as of December 31, 2010. A ten percent appreciation in the U.S. dollar’s value relative to the hedged currencies would increase the derivative instruments’ fair value by $270 million as of March 31, 2011 and $297 million as of December 31, 2010. A ten percent depreciation in the U.S. dollar’s value relative to the hedged currencies would decrease the derivative instruments’ fair value by $331 million as of March 31, 2011 and by $363 million as of December 31, 2010. Any increase or decrease in the fair value of our currency exchange rate sensitive derivative instruments would be substantially offset by a corresponding decrease or increase in the fair value of the hedged underlying asset, liability or forecasted transaction, resulting in minimal impact on our consolidated statements of operations.
Our interest rate risk relates primarily to U.S. dollar borrowings partially offset by U.S. dollar cash investments. We use interest rate derivative instruments to manage our earnings and cash flow exposure to changes in interest rates. We had interest rate derivative instruments outstanding in the notional amount of $850 million at March 31, 2011 and had no interest rate derivative instruments outstanding as of December 31, 2010. We entered into interest rate derivative contracts having a notional amount of $850 million in the first quarter of 2011 to convert fixed-rate debt into floating-rate debt. We recorded $10 million of other liabilities to recognize the fair value of our interest rate derivative instruments as of March 31, 2011. A one-percentage point increase in interest rates would have decreased the derivative instruments’ fair value by $65 million as of March 31, 2011. A one-percentage point decrease in interest rates would have increased the derivative instruments’ fair value by $71 million as of March 31, 2011. As of March 31, 2011, $3.341 billion of our outstanding debt obligations was at fixed interest rates, representing approximately 68 percent of our total debt.
See Note E – Fair Value Measurements to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report for further information regarding our derivative financial instruments.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our President and Chief Executive Officer (CEO), and our Executive Vice President and Chief Financial Officer (CFO), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011 pursuant to Rule 13a-15(b) of the Securities Exchange Act. Disclosure controls and procedures are designed to ensure that material information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such material information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation, our CEO and CFO concluded that as of March 31, 2011, our disclosure controls and procedures were effective.
Changes in Internal Control Over Financial Reporting
During the quarter ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note K – Commitments and Contingencies to our unaudited condensed consolidated financial statements contained in Item 1 of this Quarterly Report, which is incorporated herein by reference.
ITEM 1A. RISK FACTORS
In addition to the information set forth below and other information contained in this report, you should carefully consider the factors discussed in “Part I, Item 1A. Risk Factors” in our 2010 Annual Report filed on Form 10-K, which could materially affect our business, financial condition or future results.
We may record future goodwill impairment charges related to one or more of our business units, which could materially adversely impact our results of operations.
We test our April 1 goodwill balances for impairment during the second quarter of each year, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. Based on market information that became available to us toward the end of the first quarter of 2011, we concluded that there was a reduction in the estimated size of the U.S. Cardiac Rhythm Management (CRM) market, which led to lower projected U.S. CRM results compared to prior forecasts and created an indication of potential impairment of the goodwill balance attributable to our U.S. CRM business unit. Therefore, we performed an interim impairment test in accordance with U.S. GAAP and our accounting policies and recorded a non-deductible goodwill impairment charge of $697 million, on both a pre-tax and after-tax basis, associated with this business unit during the first quarter of 2011. The amount of the goodwill impairment charge recorded in the first quarter of 2011 is an estimate, subject to finalization. We would recognize any necessary adjustment to this estimate in the second quarter of 2011, as we finalize the second step of the goodwill impairment test. We continue to identify four reporting units with a material amount of goodwill that are at higher risk of potential failure of the first step of the impairment test in future reporting periods. These reporting units include our U.S. CRM reporting unit, our U.S. Cardiovascular reporting unit, our U.S. Neuromodulation reporting unit, and our Europe/Middle East/Africa (EMEA) region, which together hold approximately $8 billion of allocated goodwill. On a quarterly basis, we monitor the key drivers of fair value for these reporting units to detect events or other changes that would warrant an interim impairment test. For each of these reporting units, relatively small declines in the future performance and cash flows of the reporting unit relative to our expectations or small changes in other key assumptions may result in the recognition of future goodwill impairment charges, which could have a material adverse impact on our results of operations.
Changes in tax laws, unfavorable resolution of tax contingencies, or exposure to additional income tax liabilities could have a material impact on our financial condition, results of operations and/or liquidity.
We are subject to income taxes as well as non-income based taxes, in both the U.S. and various foreign jurisdictions. We are subject to on-going tax audits in various jurisdictions. Tax authorities may disagree with certain positions we have taken and assess additional taxes. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision and have established contingency reserves for material, known tax exposures, including potential tax audit adjustments related to transfer pricing methodology disputes. We have received Notices of Deficiency from the Internal Revenue Service (IRS) for Guidant Corporation’s 2001-2003 tax years proposing adjustments to Guidant’s transfer pricing. We have petitioned the Tax Court contesting these adjustments. In April 2011, we received a Revenue Agent’s Report from the IRS for Guidant’s 2004-2006 tax years and we also expect to receive a Revenue Agent’s Report for Boston Scientific Corporation’s 2006-2007 tax years proposing additional transfer pricing adjustments based on substantially similar positions to those subject to our Tax Court petitions. There can be no assurance that we will accurately predict the outcomes of these disputes or other tax audits or that issues raised by tax authorities will be resolved at a financial cost that does not exceed our related reserves, and the actual outcomes of these audits could have a material impact on our results of operations or financial condition. Additionally, changes in tax laws or tax rulings could materially impact our effective tax rate. For example, proposals for fundamental U.S. corporate tax reform, if enacted, could have a significant adverse impact on our future results of operations.
The natural disasters in Japan’s northeast coastal region, which caused damage and instability to the transportation, energy and distribution infrastructure in the affected regions of the country, has had and may continue to have an impact on our business in Japan which, coupled with continued or increased power outages and imposed power usage reductions, particularly in the summer months, and any additional seismic events or compromise of the nuclear power plants could, in turn, have a material adverse effect on our business and results of operations.
In March 2011, a massive earthquake struck Japan’s northeast coastal region followed by a tsunami, aftershocks and nuclear fallout. We maintain a Japanese headquarters, distribution center, and more than 10 regional offices across the country. While none of our owned properties sustained any damage and we have been able to operate with minimal disruption, the recent events in Japan have caused damage and instability to the transportation, energy and distribution infrastructure in the affected regions of the country including at certain customer locations, which has had and may continue to have an impact our operations in Japan. Continued or increased power outages and imposed power usage reductions, particularly in the summer months, may result in, among other things, disruption in transportation services impacting employee, physician and patient access to our facilities and customer locations, reduction in scheduled procedures impacting procedural volume and demand for our products, reduction in working hours impacting productivity, compromised quality systems particularly with respect to products requiring temperature controlled environments, could have a material adverse effect on our operations in Japan. These factors couples with any additional seismic events and compromise to the stability of the nuclear power plants could further damage the transportation, energy and distribution infrastructure, cause damage to our facilities and customer locations, as well as raise air quality and other health concerns in the affected regions of the country and beyond, which in turn could have a material adverse effect on our business and results of operations.

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

101*
Interactive Data Files Pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, (ii) the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and (iv) the notes to the Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2011.

BOSTON SCIENTIFIC CORPORATION
By:	/s/ Jeffrey D. Capello

	Name:	Jeffrey D. Capello
	Title:	Executive Vice President and Chief Financial Officer